Form 10-Q
period 2003-12-31
DFG HOLDINGS INC
filed 2004-02-03
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                      Commission file number 333-111473-02

                               DFG HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                          23-2636866
        (State or Other Jurisdiction of        (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

                             1436 LANCASTER AVENUE,
                           BERWYN, PENNSYLVANIA 19312
               (Address of Principal Executive Offices) (Zip Code)

                                  610-296-3400
              (Registrant's Telephone Number, Including Area Code)

                                      None
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 31, 2004, 19,758 of the Registrants common stock, par value $0.001 per share, were outstanding.

                               DFG HOLDINGS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
         and December 31, 2003 (unaudited)...........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2002 and 2003.....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2002 and 2003............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    18

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    26

Item 4.  Controls and Procedures.....................................................................    28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    28

Item 2.  Changes in Securities and Use of Proceeds...................................................    29

Item 3.  Exhibits and Reports on Form 8-K............................................................    29

Signature ...........................................................................................    32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               DFG HOLDINGS, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                      June 30,         December 31
                                                                                  -----------------  ----------------
                                                                                        2003              2003
                                                                                  -----------------  ----------------
                                                                                                        (unaudited)
        Assets
        Cash and cash equivalents...............................................      $   71,809          $   70,855
        Loans and other consumer lending receivables, net of reserve of
            $2,437 and $2,604...................................................          17,465              16,948
        Loans receivable pledged................................................           8,000               8,000
        Other receivables.......................................................           6,386               8,052
        Income taxes receivable.................................................           1,559               2,556
        Prepaid expenses........................................................           6,358               7,304
        Deferred income taxes, net of valuation allowance of $0 and $19,660.....          15,610                   -
        Notes receivable--officers..............................................           2,756               2,756
        Property and equipment, net of accumulated
            depreciation of $39,309 and $45,217.................................          29,209              28,427
        Goodwill and other intangibles, net of accumulated
            amortization of $22,017 and $22,558 ................................         143,416             149,063
        Debt issuance costs, net of accumulated
            amortization of $9,201 and $189.....................................           6,737              10,800
        Other...................................................................           1,833               2,017
                                                                                  -----------------------------------
                                                                                      $  311,138          $  306,778
                                                                                  ===================================

        Liabilities and shareholders' deficit
        Accounts payable........................................................      $   17,245          $   12,592
        Accrued expenses........................................................           9,593              13,563
        Accrued interest payable................................................           1,656               5,053
        Other collateralized borrowings.........................................           8,000               8,000
        Revolving credit facilities.............................................          61,699                   -
        Long term debt:
             10.875% Senior Notes due 2006......................................         109,190                   -
             13.0% Senior Discount Notes due 2006...............................         112,644                   -
             9.75% Senior Notes due 2011........................................               -             220,000
             16.0% Senior Notes due 2012........................................               -              47,871
             13.95% Senior Subordinated Notes due 2012..........................               -              47,871
             Subordinated notes payable and other...............................          20,081                 205
                                                                                  -----------------------------------
        Total long term debt....................................................         241,915             315,947
        Shareholders' deficit:
            Common stock, $.001 par value:  100,000 shares authorized;
            19,865 shares issued at June 30, 2003 and December 31, 2003.........               -                   -
            Additional paid-in capital..........................................          61,481              61,481
            Accumulated deficit.................................................         (92,883)           (120,463)
            Accumulated other comprehensive income..............................           7,697              15,870
            Treasury stock at cost; 107 shares at June 30, 2003 and
               December 31, 2003................................................            (956)               (956)
             Management equity loan.............................................          (4,309)             (4,309)
                                                                                  -----------------------------------
        Total shareholders' deficit.............................................         (28,970)            (48,377)
                                                                                  -----------------------------------
                                                                                      $  311,138          $  306,778
                                                                                  ===================================

        See notes to interim unaudited consolidated financial statements.

                               DFG HOLDINGS, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                                      Three Months Ended                 Six Months Ended
                                                                         December 31,                      December 31,
                                                                -----------------------------------------------------------------

                                                                    2002              2003             2002             2003
                                                                -------------     -------------    -------------     ------------

Revenues ...................................................... $     53,290      $     60,762     $    105,943      $   117,752
Store and regional expenses:
   Salaries and benefits.......................................       17,281            18,707           34,428           37,484
   Occupancy...................................................        4,673             4,885            9,472            9,749
   Depreciation................................................        1,624             1,490            3,243            2,938
   Other.......................................................       12,161            14,668           25,018           27,633
                                                                -------------     -------------    -------------     ------------
Total store and regional expenses..............................       35,739            39,750           72,161           77,804
Corporate expenses.............................................        7,738             7,126           14,986           14,367
Management fee  ...............................................          263               287              524              537
Loss on store closings and sales and other restructuring.......        1,802                61            2,290              121
Other depreciation and amortization............................          845               914            1,688            1,872
Interest expense  (net of interest income of $110, $190,
  $217 and $294)...............................................        8,441            10,250           16,800           19,434
Loss on extinguishment of debt.................................            -             8,855                -            8,855
Establishment of reserve for legal matter......................        2,500                 -            2,500                -
                                                                -------------     -------------    -------------     ------------
Loss before income taxes                                              (4,038)           (6,481)          (5,006)          (5,238)
Income tax provision...........................................        2,233            18,492            4,467           22,336
                                                                -------------     -------------    -------------     ------------
Net loss....................................................... $     (6,271)     $    (24,973)    $     (9,473)     $   (27,574)
                                                                =============     =============    =============     ============










        See notes to interim unaudited consolidated financial statements.

                               DFG HOLDINGS, INC.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                        2002                  2003
                                                                                   ----------------       --------------
Cash flows from operating activities:
Net loss..........................................................................   $      (9,473)          $  (27,574)
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Accretion of interest expense from 13.0% Senior Discount Notes................           6,941                5,827
    Depreciation and amortization.................................................           5,981                5,732
    Establishment of reserve for legal matter.....................................           2,500                    -
    Loss on extinguishment of debt................................................               -                8,855
    Loss on store closings and sales and other restructuring......................           2,290                  121
    Foreign currency (gain) loss..................................................               -                 (648)
    Deferred tax benefit..........................................................          (1,089)              15,610
    Change in assets and liabilities:
         Increase in loans and other receivables..................................          (8,152)              (1,129)
         Increase in income taxes receivable......................................          (7,714)              (1,918)
         Decrease (increase) in prepaid expenses and other........................             940                 (710)
         Increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable..........................             151                1,349
                                                                                   ----------------       --------------
Net cash (used in) provided by operating activities...............................          (7,625)               5,515

Cash flows from investing activities:
  Acquisitions, net of cash acquired..............................................          (1,261)                   -
  Gross proceeds from sale of fixed assets........................................               -                   41
  Additions to property and equipment.............................................          (3,130)              (3,154)
                                                                                   ----------------       --------------
Net cash used in investing activities.............................................          (4,391)              (3,113)

Cash flows from financing activities:
  Redemption of 10.875% Senior Subordinated Notes due 2006........................               -             (20,734)
  Redemption of 13.0% Senior Discount Notes due 2006..............................               -             (22,962)
   Other debt borrowings..........................................................               8                  134
   Other collateralized borrowings ...............................................           8,000                    -
   Issuance of 9.75% Senior Notes due 2011........................................               -              220,000
   Redemption of 10.875% Senior Notes due 2006....................................               -             (111,170)
   Net decrease in revolving credit facilities....................................         (17,973)             (61,699)
   Payment of debt issuance costs.................................................            (688)              (9,776)
                                                                                   ----------------       --------------
Net cash used in financing activities.............................................         (10,653)              (6,207)
Effect of exchange rate changes on cash and cash equivalents......................            (337)               2,851
                                                                                   ----------------       --------------
Net decrease in cash and cash equivalents.........................................         (23,006)                (954)
Cash and cash equivalents at beginning of period..................................          86,637               71,809
                                                                                   ----------------       --------------
Cash and cash equivalents at end of period........................................   $      63,631           $   70,855
                                                                                   ================       ==============



Non-cash transactions: On November 13, 2003, DFG Holdings, Inc. exchanged $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 13.95% Senior Notes due 2012.

        See notes to interim unaudited consolidated financial statements.

                               DFG HOLDINGS, INC.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of DFG Holdings, Inc. (the "Company") and its wholly owned subsidiaries. The Company is the parent company of Dollar Financial Group, Inc. ("OPCO") and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company's unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements included in the amended Registration Statement on Form S-4 (File No. 333-111473-02) filed with the Securities and Exchange Commission on January 14, 2004. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. OPCO's senior notes are guaranteed by the Company and every direct and indirect wholly owned domestic subsidiary of OPCO. The proceeds from the issuance of OPCO's senior notes were used, among other things, to redeem OPCO's 10.875% Senior Notes due 2006, which were not guaranteed by the Company. On January 20, 2004, OPCO commenced an offer to exchange its senior notes for 9.75% Senior Notes due 2011 registered under the Securities Act of 1933. On January 20, 2004, the Registration Statement on Form S-4 (File No. 333-111473-02) with respect to OPCO's registered senior notes and the Company's guarantee of such notes became effective. Prior to the effective date, the Company did not file periodic reports under the Securities Exchange Act of 1934. Subsequent to the effective date, the Company will file such reports, including this quarterly report on Form 10-Q. OPCO has also filed a quarterly report on Form 10-Q (File No. 333-18221) for the period ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operations

The Company was organized in 1990 under the laws of the State of Delaware. The activities of the Company consist primarily of its investment in OPCO. The Company has no employees or operating activities as of December 31, 2003. OPCO, through its subsidiaries, provides retail financial services to the general public through a network of 1,100 locations (of which 628 are company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in seventeen states, the District of Columbia, Canada and the United Kingdom. The services provided at OPCO's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, OPCO's subsidiary, Money Mart Express(R) (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 505 independent document transmitters in 16 states.

                               DFG HOLDINGS, INC.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

OPCO's payment obligations under its 9.75% Senior Notes due 2011are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by the Company and by OPCO's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral").

The Guarantees of the notes:

o rank equal in right of payment with all existing and future unsubordinated indebtedness of the Guarantors;
o rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors; and
o are effectively junior to any indebtedness of OPCO, including indebtedness under OPCO's senior secured reducing revolving credit facility, that is either
(1) secured by a lien on the Collateral that is senior or prior to the second priority liens securing the Guarantees of the notes or (2) secured by assets that are not part of the Collateral to the extent of the value of the assets securing such indebtedness.

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 2003, and the condensed consolidating statements of operations and cash flows for the six month period ended December 31, 2003 of the Company, OPCO, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2003
                                 (In thousands)

                                                                     Dollar Financial
                                                                        Group, Inc.     Subsidiary
                                                          DFG         and Subsidiary       Non-
                                                     Holdings, Inc.     Guarantors      Guarantors    Eliminations   Consolidated
                                                    -------------------------------------------------------------------------------

Assets
Cash and cash equivalents........................... $          4      $      36,176   $   34,675      $        -     $    70,855
Loans and other consumer lending receivables, net...            -              8,156        8,792               -          16,948
Loans receivable pledged............................            -                  -        8,000               -           8,000
Other receivables...................................        1,302              3,560        3,729            (539)          8,052
Income taxes receivable.............................            -             27,861            -         (25,305)          2,556
Prepaid expenses....................................            -              2,259        5,045               -           7,304
Deferred income taxes...............................        1,679              1,064            -          (2,743)              -
Notes receivable--officers..........................            -              2,756            -               -           2,756
Due from affiliates.................................            -             92,969            -         (92,969)              -
Due from parent.....................................            -              8,361            -          (8,361)              -
Property and equipment, net.........................            -             12,505       15,922               -          28,427
Goodwill and other intangibles, net.................            -             56,522       92,541               -         149,063
Debt issuance costs, net............................          190             10,383          227               -          10,800
Investment in subsidiaries..........................       55,357            239,593        6,705        (301,655)              -
Other assets........................................            -                690        1,327               -           2,017
                                                    -------------------------------------------------------------------------------
                                                     $     58,532      $     502,855   $  176,963      $ (431,572)    $   306,778
                                                    ===============================================================================


Liabilities and shareholders' equity
Accounts payable.................................... $          -      $       7,607   $    4,985      $        -     $    12,592
Income taxes payable................................          789             22,870        1,646         (25,305)              -
Accrued expenses....................................           81              6,003        7,479               -          13,563
Accrued interest payable............................        1,936              2,950          706            (539)          5,053
Deferred tax liability..............................            -              2,743            -          (2,743)              -
Due to affiliates...................................        8,361             32,460       60,509        (101,330)              -
Other collateralized borrowings.....................            -                  -        8,000               -           8,000
9.75% Senior Notes due 2011.........................            -            220,000            -               -         220,000
16.0% Senior Notes due 2012.........................       47,871                  -            -               -          47,871
13.95% Senior Subordinated Notes due 2012.........         47,871                  -            -               -          47,871
Subordinated notes payable and other................            -                146           59               -             205
Senior Discount Notes...............................            -                  -            -               -               -
                                                    -------------------------------------------------------------------------------
                                                          106,909            294,779       83,384        (129,917)        355,155


Shareholders' equity:
   Common stock.....................................            -                  -            -               -               -
   Additional paid-in capital.......................       50,384            136,481       27,304        (152,688)         61,481
   (Accumulated deficit) retained earnings..........     (109,366)            86,847       55,153        (153,097)       (120,463)
   Dividend paid to parent..........................            -            (20,000)           -          20,000               -
   Accumulated other comprehensive income...........       15,870              4,748       11,122         (15,870)         15,870
   Treasury stock...................................         (956)                 -            -               -            (956)
   Management equity loan...........................       (4,309)                 -            -               -          (4,309)
                                                    -------------------------------------------------------------------------------
Total shareholders' (deficit) equity................      (48,377)           208,076       93,579        (301,655)        (48,377)
                                                    -------------------------------------------------------------------------------
                                                     $     58,532      $     502,855   $  176,963      $ (431,572)    $   306,778
                                                    ===============================================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                               Dollar Financial
                                                                 Group, Inc.        Subsidiary
                                                   DFG          and Subsidiary         Non-
                                              Holdings, Inc.      Guarantors        Guarantors     Eliminations    Consolidated
                                             -------------------------------------------------------------------------------------

Revenues                                      $           -     $     52,761        $    64,991     $        -     $   117,752

Store and regional expenses:
   Salaries and benefits......................            -           20,821             16,663              -          37,484
   Occupancy..................................            -            5,560              4,189              -           9,749
   Depreciation...............................            -            1,589              1,349              -           2,938
   Other......................................            -           14,511             13,122              -          27,633
                                              ------------------------------------------------------------------------------------
Total store and regional expenses.............            -           42,481             35,323              -          77,804

Corporate expenses............................            -            7,231              7,136              -          14,367
Management fee................................          537           (1,135)             1,135              -             537
Loss on store closings and sales..............            -              120                  1              -             121
Other depreciation and amortization...........            -            1,112                760              -           1,872
Interest expense, net.........................        7,760            8,535              3,139              -          19,434
Loss on extinguishment of debt................        1,646            7,209                  -              -           8,855
Equity in subsidiary..........................          503                -                  -           (503)              -
                                              ------------------------------------------------------------------------------------

(Loss) income before income taxes ............      (10,446)         (12,792)            17,497            503          (5,238)
Income tax provision (benefit) ...............       17,128           (2,656)             7,864              -          22,336
                                              ------------------------------------------------------------------------------------

Net (loss) income  ...........................$     (27,574)    $    (10,136)       $     9,633     $      503     $   (27,574)
                                              ====================================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                                         Dollar Financial
                                                                            Group, Inc.     Subsidiary
                                                                DFG       and Subsidiary       Non-
                                                            Holdings,Inc.   Guarantors      Guarantors  Eliminations   Consolidated
                                                            ------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income.........................................  $ (27,574)   $   (10,136)       $   9,633   $       503    $   (27,574)
Adjustments to reconcile net (loss) income to net cash
   (used
       in) provided by operating activities:
     Undistributed income of subsidiaries.................        503              -                -          (503)             -
     Accretion of interest expense from 13.0% Senior
       Discount Notes.....................................      5,827              -                -             -          5,827
     Depreciation and amortization........................        125          3,498            2,109             -          5,732
     Loss on extinguishment of debt.......................      1,646          7,209                -             -          8,855
     Loss on store closings and sales.....................          -            120                1             -            121
     Foreign currency (gain) loss.........................          -              -             (648)            -           (648)
       Deferred tax provision.............................     14,769            841                -             -         15,610
     Changes in assets and liabilities:
         (Increase) decrease in loans and other receivables      (128)           242           (1,458)          215         (1,129)
         Increase in income taxes receivable..............      1,570         (8,444)               -         4,956         (1,918)
         Increase in prepaid expenses and other...........          -           (378)            (332)            -           (710)
         Increase (decrease) in accounts payable, income..
           taxes payable, accrued expenses and accrued
           interest payable ..............................      2,629          5,919           (2,028)       (5,171)         1,349
                                                            ------------------------------------------------------------------------

Net cash (used in) provided by operating activities.......       (633)        (1,129)           7,277             -          5,515

   activities.............................................

Cash flows from investing activities:

Gross proceeds from sale of fixed assets..................          -              -               41             -             41
Additions to property and equipment.......................          -           (976)          (2,178)            -         (3,154)
Net increase in due from affiliates.......................          -         (5,998)               -         5,998              -
                                                            ------------------------------------------------------------------------

Net cash used in investing activities.....................          -         (6,974)          (2,137)        5,998         (3,113)

Cash flows from financing activities:
Redemption of 10.875% Senior Subordinated Notes due 2006..          -        (20,734)               -             -        (20,734)
Redemption of Senior Discount Notes due 2006..............    (22,962)             -                -             -        (22,962)
Other debt borrowings (payments)..........................          -            146              (12)            -            134
Issuance of 9.75% Senior Notes due 2011...................          -        220,000                -             -        220,000
Redemption of 10.875% Senior Notes due 2006...............          -       (111,170)               -             -       (111,170)
Net decrease in revolving credit facilities...............          -        (60,764)            (935)            -        (61,699)
Payment of debt issuance costs............................       (193)        (9,583)               -             -         (9,776)
Net increase (decrease) in due to affiliates and due
   from parent............................................      3,788         12,190           (9,980)       (5,998)             -
Dividend paid to parent...................................     20,000        (20,000)               -             -              -
                                                            ------------------------------------------------------------------------
Net cash provided by (used in) financing activities.......        633         10,085          (10,927)       (5,998)        (6,207)

Effect of exchange rate changes on cash and cash
equivalents...............................................          -              -            2,851             -          2,851
                                                            ------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents......          -          1,982           (2,936)            -           (954)
Cash and cash equivalents at beginning of period..........          4         34,194           37,611             -         71,809
                                                            ------------------------------------------------------------------------
Cash and cash equivalents at end of period................  $       4    $    36,176        $  34,675   $         -    $    70,855
                                                            ========================================================================

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the six months ended December 31, 2003 was $86,000. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

                                  Year          Amount
                            ----------------------------------
                                  2004          $ 95,000
                                  2005            20,000
                                  2006                 -
                                  2007                 -
                                  2008                 -

The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2003                              December 31, 2003
                                              -----------------------------------------     ----------------------------------------
                                                Gross Carrying           Accumulated           Gross Carrying          Accumulated
                                                    Amount               Amortization              Amount             Amortization
                                              -----------------------------------------     ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     162,987           $     18,977         $       169,146         $     20,110

Amortized intangible assets:
     Covenants not to compete                            2,446                  2,331                   2,475                2,448


4.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                 ----------------------------------      ----------------------------------
                                                     2002               2003                 2002                 2003
                                                 --------------    ----------------      -------------        -------------

Net loss                                         $     (6,271)         $  (24,973)       $    (9,473)         $   (27,574)
Foreign currency translation adjustment                 2,054               7,725                658                8,173
                                                 --------------    ----------------      -------------        -------------

Total comprehensive loss                         $     (4,217)         $  (17,248)       $    (8,815)         $   (19,401)
                                                 ==============    ================      =============        =============

5.    Loss on Store Closings and Sales and Other Restructuring

During the fiscal year ended June 30, 2003, OPCO closed 27 stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with that restructuring were comprised of severance and other retention benefits to employees who were involuntarily terminated and closure costs related to the locations OPCO will no longer utilize. The restructuring was completed by June 30, 2003. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003. During the first quarter of fiscal 2004, charges previously accrued for severance and other retention benefits were reclassed to store closure costs.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs               Total

          Balance at June 30, 2003                          $         1.2            $       0.2        $        1.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                           (0.7)                   0.7                   -
          Amounts paid                                               (0.5)                  (0.4)               (0.9)
          Non-cash charges                                              -                      -                   -
                                                               -----------              ---------          ----------
          Balance at December 31, 2003                      $           -            $       0.5        $        0.5
                                                               ===========              =========          ==========

OPCO also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended December 31, 2003 and 2002 were $61,000 and $127,000, respectively and for the six months ended December 31, 2003 and 2002 were $121,000 and $615,000, respectively.

6.    LOSS ON EXTINGUISHMENT OF DEBT

On November 13, 2003, OPCO issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of OPCO's outstanding senior notes and OPCO's outstanding senior subordinated notes, to refinance OPCO's credit facility, to distribute a portion of the proceeds to the Company to redeem an equal amount of the Company's senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving the Company's senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   OPCO 10.875% Senior notes                      $     1.98
                   OPCO 10.875% Senior Subordinated notes               0.73

          Write-off of previously capitalized
               deferred issuance costs, net                             6.14

                                                                  -----------

          Loss on extinguishment of debt                          $     8.85
                                                                  ===========

7.   GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

As of and for the three months                                                             United
   ended December 31, 2002                               United States       Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------

Identifiable assets                                     $      149,132    $     69,688  $      69,033  $      287,853
Goodwill and other intangibles, net                             56,457          32,865         45,019         134,341
Sales to unaffiliated customers                                 26,694          16,085         10,511          53,290
(Loss) income before income taxes                              (11,303)          5,156          2,109          (4,038)
Income tax (benefit) provision                                   1,286             308            639           2,233
Net (loss) income                                              (12,589)          4,848          1,470          (6,271)

For the six months
   ended December 31, 2002

Sales to unaffiliated customers                         $       52,774    $     32,459  $      20,710  $      105,943
(Loss) income before income taxes                              (23,823)         14,977          3,840          (5,006)
Income tax (benefit) provision                                    (884)          4,190          1,161           4,467
Net (loss) income                                              (22,939)         10,787          2,679          (9,473)


As of and for the three months
   ended December 31, 2003

Identifiable assets                                     $      136,520    $     85,112  $      85,146  $      306,778
Goodwill and other intangibles, net                             56,522          40,268         52,273         149,063
Sales to unaffiliated customers                                 26,670          21,215         12,877          60,762
(Loss) income before income taxes                              (16,150)          6,146          3,523          (6,481)
Income tax provision                                            14,592           2,585          1,315          18,492
Net (loss) income                                              (30,742)          3,561          2,208         (24,973)

For the six months
   ended December 31, 2003

Sales to unaffiliated customers                         $       52,761    $     40,555  $      24,436  $      117,752
(Loss) income before income taxes                              (22,735)         11,875          5,622          (5,238)
Income tax provision                                            14,472           5,412          2,452          22,336
Net (loss) income                                              (37,207)          6,463          3,170         (27,574)


8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2003, the Company held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP) 6.0 million to protect the currency exposure throughout the remainder of the fiscal year in Canada and the United Kingdom, respectively. All put options for the three and six months ended December 31, 2003 expired out of the money at a cost of $100,000 and $122,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There was no such hedging activity for the same period in fiscal 2003.

Although OPCO's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's and OPCO's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

9.   CONTINGENT LIABILITIES

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro and Young have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to Mortillaro's and Young's claims, and we intend to defend those claims vigorously.

We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. We are presently awaiting a decision on that motion. We believe we have meritorious defenses to the action and intend to defend it vigorously. We believe the outcome of such litigation will not significantly affect its financial results.

In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect our financial results.



10. DEBT

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility ("New Credit Facility"). The proceeds from these transactions were used to repay, in full, all borrowings outstanding under OPCO's existing credit facility, redeem the entire $109.2 million principal amount of OPCO's 10.875% Senior Notes due 2006, redeem the entire $20.0 million principal amount of OPCO's 10.875% Senior Subordinated Notes due 2006, distribute to the Company $20.0 million to redeem an equal amount of the Company's 13.0% Senior Discount Notes due 2006 ("Existing Notes"), and pay all related fees, expenses and redemption premiums with respect to these transactions. In addition, $49.4 million, or 50% of the accreted value, of the Existing Notes were exchanged for 16% Senior Notes due 2012 ("Replacement Senior Notes") and $49.4 million, or 50% of the accreted value, of the Existing Notes were exchanged for 13.95% Senior Subordinated Notes due 2012 ("Replacement Senior Subordinated Notes").

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility will be reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at December 31, 2003, (ii) the LIBOR Rate (as defined therein) plus 4.50% at December 31, 2003, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at December 31, 2003, determined at the Company's option.

Interest on the Replacement Senior Notes and Replacement Senior Subordinated Notes will be payable semi-annually in arrears. On any semi-annual interest payment date on or prior to November 15, 2008, the Company has the option to pay all or any portion of the interest payable on the relevant interest payment date by increasing the principal amount of the Replacement Senior Notes or Replacement Senior Subordinated Notes, as applicable, in a principal amount equal to the interest that the Company chooses not to pay in cash. On any semi-annual payment date on or after May 15, 2009, all interest due on the Replacement Senior Notes and the Replacement Senior Subordinated Notes is payable in cash semi-annually, in arrears.

The Replacement Senior Notes and the Replacement Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option, at any time.

The Replacement Senior Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2004), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

             Year                        Percentage
             ----                        ----------
          2004 or prior..................... 112.5%
          2005.............................. 110.0%
          2006.............................. 107.5%
          2007.............................. 105.0%
          2008.............................. 102.5%
          2009 and thereafter............... 100.0%

The Replacement Senior Subordinated Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2005), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

            Year                         Percentage
            ----                         ----------
          2005 or prior..................... 100.0%
          2006.............................. 112.5%
          2007.............................. 110.0%
          2008.............................. 107.5%
          2009.............................. 105.0%
          2010.............................. 102.5%
          2011 and thereafter............... 100.0%

                          SUPPLEMENTAL STATISTICAL DATA

                                                                           December 31,
Company Operating Data:                                             2002                  2003
                                                                -------------         -------------

Stores in operation:
   Company-Owned.................................                        619                   628
   Franchised Stores and Check Cashing Merchants.                        464                   472
                                                                       -----                 -----

Total............................................                      1,083                 1,100
                                                                       =====                 =====


----------------------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2002             2003           2002            2003
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)                      $       721      $      821     $    1,443      $     1,561
Face amount of average check                                    $    324.79      $   384.14     $   325.39      $    370.97
Face amount of average check (excluding Canada and the United
   Kingdom)                                                     $    343.67      $   360.86     $   346.06      $    359.35
Average fee per check                                           $     11.94      $    13.77     $    11.95      $     13.68
Number of checks cashed (in thousands)                                2,220           2,136          4,434            4,207

----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                  2002             2003           2002            2003
                                                                ------------     -----------    -----------    -------------

Face amount of returned checks (in thousands)                   $     6,408      $    7,316     $   13,277      $    14,951
Collections (in thousands)                                            4,871           5,325          9,814           10,821
                                                                ------------     -----------    -----------    -------------
Net write-offs (in thousands)                                   $     1,537      $    1,991     $    3,463      $     4,130
                                                                ============     ===========    ===========    =============

Collections as a percentage of
   returned checks                                                    76.0%           72.8%          73.9%            72.4%
Net write-offs as a percentage of
   check cashing revenues                                              5.8%            6.8%           6.5%             7.2%
Net write-offs as a percentage of the
   face amount of checks cashed                                       0.21%           0.24%          0.24%            0.26%

The following chart presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (in thousands):

                                                              Three Months Ended                  Six Months Ended
                                                                 December 31,                       December 31,
                                                       ---------------------------------   -------------------------------
                                                             2002            2003               2002           2003
                                                       ---------------------------------   -------------------------------

U.S. company funded originations....................   $         27,349    $     15,928    $       53,337    $     30,195
Canadian company funded originations................             59,635          80,364           117,466         155,938
U.K. company funded originations....................             24,087          26,041            47,845          52,549
                                                       ---------------------------------   -------------------------------
   Total company funded originations................   $        111,071    $    122,333    $      218,648    $    238,682
                                                       =================================   ===============================

Servicing revenues, net.............................   $          9,935    $     11,907    $       20,512    $     23,319
Company funded domestic loan revenues...............              4,613           2,316             9,268           4,471
Company funded foreign loan revenues................              8,584          11,767            17,033          22,262
Net write-offs on company funded loans..............             (3,221)         (2,509)           (7,967)         (5,174)
                                                       ---------------------------------   -------------------------------

   Total consumer lending revenues, net.............   $         19,911    $     23,481    $       38,846    $     44,878
                                                       =================================   ===============================
Net write-offs as a percentage of total company
 funded originations                                             (2.9%)          (2.1%)            (3.6%)          (2.2%)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for DFG Holdings, Inc. for the three month and six month periods ended December 31, 2002 and 2003. References in this section to "we," "our," "ours," or "us" are to DFG Holdings, Inc. and its wholly owned subsidiaries, except as the context otherwise requires. References to "OPCO" are to our wholly owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in OPCO's quarterly report on Form 10-Q (File No. 333-18221) for the period ended December 31, 2003.

General

DFG Holdings, Inc. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,100 stores, including 628 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended December 31, 2003, we generated revenue of $60.8 million, an increase of 14.0% over the same period in the prior year. For the six-months ended December 31, 2003, we generated revenue of $117.8 million, an increase of 11.2% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at December 31, 2003 and the results of operations for the three and six months ended December 31, 2003 and 2002. The results for the three and six months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the unaudited financial statements included in this filing and our audited consolidated financial statements included in the amended Registration Statement on Form S-4 (File No. 333-111473-02) filed with the Securities and Exchange Commission on January 14, 2004 and declared effective January 20, 2004.

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loss reserves and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Generally, we recognize revenue when services for the customer have been provided which, in the case of check cashing and other retail products, is at the time of sale. For our unsecured short-term loan service, all revenues are recognized ratably over the life of the loan, offset by net write-offs.

Consumer Loan Loss Reserves and Check Cashing Returned Item Policy

We maintain a loan loss reserve for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. As these conditions change, we may need to make additional allowances in future periods.

A loss on consumer loans is charged against revenues during the period in which the loss occurred. A recovery is credited to revenues during the period in which the recovery is made. These net losses and changes in the loan loss reserve are charged to revenues in the consolidated statements of operations.

We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery occurs. These net losses are charged to other store and regional expenses in the consolidated statements of operations.

Goodwill

We have significant goodwill on our balance sheet. The testing of goodwill for impairment under established accounting guidelines also requires significant use of judgment and assumptions. In accordance with accounting guidelines, we determine the fair value of our goodwill using multiples of earnings of other companies. Goodwill is tested and reviewed for impairment on an ongoing basis under established accounting guidelines. However, changes in business conditions may require future adjustments to asset valuations.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.


Results of Operations

Revenue Analysis

                                      Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                              (Percentage of                                       (Percentage of
                                  ($ in thousands)            total revenue)            ($ in thousands)           total revenue)
                              --------------------------     -----------------     ---------------------------    ------------------
                                 2002           2003          2002       2003          2002           2003         2002        2003
                              -----------    -----------     ------     ------     -----------    ------------    ------     -------


Check cashing................ $    26,520    $    29,418      49.8%      48.4%     $    52,974    $     57,541     50.0%       48.9%
Consumer  lending  revenues,
  net........................      19,911         23,481      37.4       38.6           38,846          44,878     36.7        38.1
Money transfer fees..........       2,676          3,252       5.0        5.4            5,464           6,334      5.1         5.4
Other revenue................       4,183          4,611       7.8        7.6            8,659           8,999      8.2         7.6
                              -----------    -----------     ------     ------     -----------    ------------    ------     -------
Total revenue................ $    53,290    $    60,762     100.0%     100.0%     $   105,943    $    117,752    100.0%      100.0%
                              ===========    ===========     ======     ======     ===========    ============    ======     =======


THREE MONTH COMPARISON

Total revenues were $60.8 million for the three months ended December 31, 2003 compared to $53.3 million for the three months ended December 31, 2002, an increase of $7.5 million or 14.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $7.0 million or 13.2%. New store openings accounted for an increase of $717,000, which was partially offset by a decrease of $321,000 in revenues from closed stores.

A stronger British pound and Canadian dollar positively impacted revenue by $4.0 million for the quarter. In addition to the currency benefit, revenues in our foreign operations, primarily check cashing fees and short term consumer loans, increased by $3.5 million while the US revenues remained relatively flat.

SIX MONTH COMPARISON

Total revenues were $117.8 million for the six months ended December 31, 2003 compared to $105.9 million for the six months ended December 31, 2002, an increase of $11.9 million or 11.2%. Comparable store, franchised store and document transmitter sales for the entire period increased $11.4 million or 10.9%. New store openings accounted for an increase of $1.5 million while closed stores accounted for a decrease of $1.2 million.

Favorable foreign currency rates attributed to $6.6 million of the increase for the six months. In addition, revenues in our foreign operations, primarily check cashing fees and short term consumer loans, increased by $5.3 million while the US revenues remained relatively flat.

Store and Regional Expense Analysis

                                        Three Months Ended December 31,                        Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                       (Percentage of
                                     ($ in thousands)           total revenue)           ($ in thousands)            total revenue)
                                ---------------------------    ------------------    --------------------------     ----------------
                                   2002           2003          2002       2003         2002           2003          2002      2003
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------

Salaries and benefits.......    $    17,281    $     18,707      32.4%      30.8%    $    34,428    $    37,484      32.5%     31.8%
Occupancy...................          4,673           4,885       8.8        8.0           9,472          9,749       8.9       8.3
Depreciation................          1,624           1,490       3.0        2.5           3,243          2,938       3.1       2.5
Other.......................         12,161          14,668      22.8       24.1          25,018         27,633      23.6      23.5
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------
Total   store   and   regional
expenses ...................    $    35,739    $     39,750      67.0%      65.4%    $    72,161    $    77,804      68.1%     66.1%
                                ===========    ============    =======    =======    ===========    ===========     ======    ======

THREE MONTH COMPARISON

Store and regional expenses were $39.8 million for the three months ended December 31, 2003 compared to $35.8 million for the three months ended December 31, 2002, an increase of $4.0 million or 11.2%. The impact of foreign currencies accounted for $2.1 million of the increase. New store openings accounted for an increase of $432,000 while closed stores accounted for a decrease of $536,000. Comparable retail store and franchised store expenses for the entire period increased $2.9 million. For the three months ended December 31, 2003 total store and regional expenses decreased to 65.4% of total revenue compared to 67.0% of total revenue for the three months ended December 31, 2002. The percentage decline is due to lower salaries and occupancy costs relative to revenue as a result of improved operating efficiencies and the impact of stores closed in fiscal 2003.

SIX MONTH COMPARISON

Store and regional expenses were $77.8 million for the six months ended December 31, 2003 compared to $72.2 million for the six months ended December 31, 2002, an increase of $5.6 million or 7.8%. The impact of foreign currencies accounted for $3.4 million of the increase. New store openings accounted for an increase of $881,000 while closed stores accounted for a decrease of $1.2 million. Comparable retail store and franchised store expenses for the entire period increased $4.9 million primarily related to foreign operations commensurate with the increase in foreign revenues and the effect of currency rates. For the six months ended December 31, 2003 total store and regional expenses decreased to 66.1% of total revenue compared to 68.1% of total revenue for the six months ended December 31, 2002. The percentage decline is due to lower salaries and occupancy costs relative to revenue as a result of improved operating efficiencies and the impact of stores closed in fiscal 2003.


Other Expense Analysis

                                            Three Months Ended December 31,                    Six Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)          total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    ------------------
                                        2002          2003        2002       2003         2002         2003         2002       2003
                                      --------     ---------    -------    --------    ---------    ----------    -------    -------


Corporate expenses..................  $ 7,738      $  7,126       14.5%       11.7%    $  14,986     $  14,367      14.1%      12.2%
Management fee......................      263           287        0.5         0.5           524           537       0.5        0.5
Loss on store closings and sales....    1,802            61        3.4         0.1         2,290           121       2.2        0.1
Other depreciation and amortization.      845           914        1.6         1.5         1,688         1,872       1.6        1.6
Interest expense....................    8,441        10,250       15.8        16.9        16,800        19,434      15.9       16.5
Loss on extinguishment of debt......        -         8,855          -        14.6             -         8,855         -        7.5
Establishment of reserve for
   legal matter.....................    2,500             -        4.7           -         2,500             -       2.4          -
Income tax provision................    2,233        18,492        4.2        30.4         4,467        22,336       4.2       19.0

THREE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $7.1 million for the three months ended December 31, 2003 compared to $7.7 million for the three months ended December 31, 2002. For the three months ended December 31, 2003, corporate expenses decreased to 11.7% of total revenue compared to 14.5% of total revenue for the three months ended December 31, 2002. The decline reflects the cost reductions related to the recent rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Management Fees

Management fees were $287,000 for the three months ended December 31, 2003, compared to $263,000 for the three months ended December 31, 2002. Under an amended and restated management services agreement among Leonard Green & Partners, L.P., OPCO and us, we have agreed to pay Leonard Green & Partners, L.P., our largest shareholder, an annual management fee equal to $1.0 million, reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions that we may undertake in the future and reimbursement of any out-of-pocket expenses incurred. Under our new Senior Notes due 2012 and our new Senior Subordinated Notes due 2012, management fees may not be paid to Leonard Green & Partners, L.P. until the first cash interest payments are made on our new notes. During this period, no interest will accrue on the unpaid management fees. In addition, OPCO's replacement credit facility and OPCO's new Senior Notes due 2011 will restrict OPCO from making distributions to us to allow us to pay interest on our new notes on or prior to the fifth anniversary of their issuance. As a result of these restrictions, we will likely exercise our option under our new notes to capitalize interest due on or prior to the fifth anniversary of their issuance. Consequently, management fees payable to Leonard Green & Partners, L.P. will likely be accrued, without interest, and not paid until after the fifth anniversary of the issuance of our notes.

Loss on Store Closings and Sales

Loss on store closings and sales was $61,000 for the three months ended December 31, 2003 compared to $1.8 million for the three months ended December 31, 2002. For the three months ended December 31, 2002, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $10.3 million for the three months ended December 31, 2003 compared to $8.4 million for the three months ended December 31, 2002, an increase of $1.9 million or 22.6%. A portion of the increase is attributable to $990,000 of interest paid on OPCO's old 10.875% senior notes for the 30-day period subsequent to OPCO's issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes due 2011. OPCO elected to effect covenant defeasance on the old senior notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.3 million of the increase in total interest expense. Offsetting these increases was a decline of $400,000 in interest on OPCO's revolving credit facility. This decline is a result of OPCO using a portion of the proceeds from the issuance of the new notes to repay the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

Loss on Extinguishment of Debt

On November 13, 2003, OPCO issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of OPCO's outstanding 10.875% senior notes and OPCO's outstanding 10.875% senior subordinated notes, to refinance OPCO's credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   OPCO 10.875% Senior notes                      $    1.98
                   OPCO 10.875% Senior Subordinated notes              0.73
                   Write-off of previously capitalized
                      Deferred issuance costs, net                     6.14
                                                                  ----------
          Loss on extinguishment of debt                          $    8.85
                                                                  ==========

Income Tax Provision

The provision for income taxes was $18.5 million for the three months ended December 31, 2003 compared to a provision of $2.2 million for the three months ended December 31, 2002, an increase of $16.3 million. We recorded a valuation allowance against deferred taxes of $19.7 million at December 31, 2003. Due to the restructuring of our debt, significant deferred tax assets have been generated. Because realization is not assured, we have not recorded the benefit of the deferred tax assets.

SIX MONTH COMPARISON

Corporate Expenses

Corporate expenses were $14.4 million for the six months ended December 31, 2003 compared to $15.0 million for the six months ended December 31, 2002, a decrease of $600,000 or 4.0%. The decline reflects the cost reductions related to the recent rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Management Fees

Management fees were $537,000 for the six months ended December 31, 2003, compared to $524,000 for the six months ended December 31, 2002. Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc. and us, we have agreed to pay Leonard Green & Partners, L.P., our largest shareholder, an annual management fee equal to $1.0 million, reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions that we may undertake in the future and reimbursement of any out-of-pocket expenses incurred. Under our new Senior Notes due 2012 and our new Senior Subordinated Notes due 2012, management fees may not be paid to Leonard Green & Partners, L.P. until the first cash interest payments are made on our new notes. During this period, no interest will accrue on the unpaid management fees. In addition, OPCO's replacement credit facility and OPCO's new Senior Notes due 2011 will restrict OPCO from making distributions to us to allow us to pay interest on our new notes on or prior to the fifth anniversary of their issuance. As a result of these restrictions, we will likely exercise our option under our new notes to capitalize interest due on or prior to the fifth anniversary of their issuance. Consequently, management fees payable to Leonard Green & Partners, L.P. will likely be accrued, without interest, and not paid until after the fifth anniversary of the issuance of our notes.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $121,000 for the six months ended December 31, 2003 compared to $2.3 million for the six months ended December 31, 2002, a decrease of $2.2 million. For the six months ended December 31, 2002, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $400,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $19.4 million for the six months ended December 31, 2003 and was $16.8 million for the six months ended December 31, 2002, an increase of $2.6 million or 15.5%. A portion of the increase is attributable to $990,000 of interest paid on OPCO's old 10.875% senior notes for the 30 day period subsequent to OPCO's issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes. OPCO elected to effect covenant defeasance on old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.3 million of the increase in total interest expense. Offsetting these increases was a decline of $500,000 in interest on OPCO's revolving credit facility. This decline is a result of OPCO using a portion of the proceeds from the issuance of the new notes to repay the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

Loss on Extinguishment of Debt

On November 13, 2003, OPCO issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of OPCO's outstanding 10.875% senior notes and OPCO's outstanding 10.875% senior subordinated notes, to refinance OPCO's credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

          Call Premium:
                   OPCO 10.875% Senior notes                      $     1.98
                   OPCO 10.875% Senior Subordinated notes               0.73
                   Write-off of previously capitalized
                     deferred issuance costs, net                       6.14
                                                                  -----------
          Loss on extinguishment of debt                          $     8.85
                                                                  ===========

Establishment of reserve for legal matter


In August 2000, a former employee instituted an action against us in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of our California stores. In January 2003, without admitting liability, we sought to settle the case by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. We believe we have meritorious defenses to the unsettled claims and plan to defend them vigorously. We accrued $2.5 million at December 31, 2002 related to this matter. This matter is described in more detail in Item 1 of
Part II of this filing, "Legal Proceedings".


Income Taxes

The  provision  for income  taxes was $22.3  million  for the six  months  ended
December 31, 2003 compared to a provision of $4.5 million for the six months ended December 31, 2002, an increase of $17.8 million. We recorded a valuation allowance against deferred taxes of $19.7 million at December 31, 2003. Due to the restructuring of our debt, significant deferred tax assets have been generated. Because realization is not assured, we have not recorded the benefit of the deferred tax assets.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2003, cash and cash equivalents decreased $954,000. Net cash provided by operations was $5.5 million. The increase in net cash provided by operations was primarily the result of improved operating results and a reduction in growth of company funded unsecured short-term loans.

Accrued interest increased due to the timing of the semi-annual interest payments on OPCO's 9.75% Senior Notes due 2011 and our 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012.

Liquidity and Capital Resources

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of this offering were used to redeem the entire $109.2 million principal amount of OPCO's 10.875% Senior Notes due 2006, the entire $20 million principal amount of OPCO's 10.875% Senior Subordinated Notes due 2006, to repay in full $40.6 million outstanding under OPCO's revolving credit facility, to redeem $20 million of our 13.0% Senior Discount Notes and to pay all related fees, expenses, accrued interest and redemption premiums with respect to these transactions and a related note exchange transaction involving our senior discount notes. Simultaneously with the issuance of OPCO's new senior notes, $49.4 million, or 50% of the accreted value, of our senior discount notes were exchanged for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value, of our senior discount notes were exchanged for 13.95% Senior Subordinated notes due 2012. In addition, OPCO entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility.

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion.

Net cash provided by operating activities was $5.5 million for the six months ended December 31, 2003 compared to a usage of $7.6 million for the six months ended December 31, 2002. The increase in net cash provided by operations was primarily the result of improved operating results and a reduction in growth of company funded unsecured short-term loans.

Net cash used for investing activities for the six months ended December 31, 2003 was $3.1 million compared to a usage of $4.4 million for the six months ended December 31, 2002. The increase of $1.3 million is attributable to an earn-out payment made in the first half of fiscal 2003 on acquisitions completed during a previous year. For the six months ended December 31, 2003 we made capital expenditures of $3.2 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $7.0 million during our fiscal year ending June 30, 2004, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash used for financing activities for the six months ended December 31, 2003 was $6.2 million compared to a usage of $10.7 million for the six months ended December 31, 2002. The decline in the six months ended December 31, 2003 was a result of a decrease in the borrowings under our bank facilities offset somewhat by net cash from the refinancing activities discussed above.

Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

         Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid in full all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% Senior Notes due 2011 and simultaneously entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The commitment under the new facility will be reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. OPCO's borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $19.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of OPCO's contractual obligations. At December 31, 2003, OPCO's borrowing capacity was $36.0 million and the amount outstanding was $0. Consequently, we had $1.3 million cash in excess of our short-term borrowing needs.

         Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $5.4 million, of which there was no outstanding balance on December 31, 2003. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime plus 0.50% and is secured by a $10 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

         United Kingdom Overdraft Facility. For our U.K. operations, our U.K. operating subsidiary has a an overdraft facility which provides for a commitment of up to approximately $6.2 million, of which there was no outstanding balance on December 31, 2003. Amounts outstanding under the United Kingdom overdraft facility bear interest of the bank base rate plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of December 31, 2003, long term debt consisted of $220 million principal amount of OPCO's 9.75% Senior Notes due November 15, 2011, $49.4 million principal amount of our 16.0% Senior Notes due May 15, 2012 and $49.4 million principal amount of our 13.95% Senior Subordinated Notes due May 15, 2012. Interest on Senior Notes and Senior Subordinated Notes will be payable semi-annually in arrears. On any semi-annual interest payment date on or prior to November 15, 2008, the Company has the option to pay all or any portion of the interest payable on the relevant interest payment date by increasing the principal amount of the Senior Notes or Senior Subordinated Notes, as applicable, in a principal amount equal to the interest that the Company chooses not to pay in cash. On any semi-annual payment date on or after May 15, 2009, all interest due on the Senior Notes and the Senior Subordinated Notes is payable in cash semi-annually, in arrears.

The Senior Notes and the Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option, at any time.

The Senior Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2004), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                Percentage
          2004 or prior........ 112.5%
          2005................. 110.0%
          2006................. 107.5%
          2007................. 105.0%
          2008................. 102.5%
          2009 and thereafter.. 100.0%

The Senior Subordinated Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2005), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                Percentage
          2005 or prior........ 100.0%
          2006................. 112.5%
          2007................. 110.0%
          2008................. 107.5%
          2009................. 105.0%
          2010................. 102.5%
          2011 and thereafter.. 100.0%


Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. At December 31, 2003, we had $8.0 million of loans receivable pledged under this agreement. The agreement expires on September 30, 2004; however the term of the agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2003, excluding periodic interest payments, include the following:

                                                                  Payments Due by Period (in thousands)
                                             ---------------------------------------------------------------------------------
                                                 Total          Less than      1 - 3 Years      4 - 5 Years     After 5 Years
                                                                 1 Year
                                             --------------    ------------    ------------     ------------    --------------

Long-term debt:
     OPCO 9.75% Senior Notes due 2011......  $     220,000     $         -     $         -      $         -     $     220,000
     16.0% Senior notes due 2012...........         47,871               -               -                -            47,871
     13.95% Senior Subordinated notes due
      2012.................................         47,871               -               -                -            47,871
Operating leases...........................         42,400          14,260          16,312            7,287             4,541
Other collateralized borrowings............          8,000           8,000               -                -                 -
Other......................................            205             205               -                -                 -
                                             --------------    ------------    ------------     ------------    --------------

Total contractual cash obligations........   $     366,347     $    22,465     $    16,312      $     7,287     $     320,283
                                             ==============    ============    ============     ============    ==============

---------------------------------------------------------------------------------------------------------------------------------

We are highly leveraged, and borrowings under the credit facilities will increase our debt service requirements. We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to meet our debt service requirements or to make anticipated capital expenditures. We may need to refinance all or a portion of our indebtedness on or prior to maturity, under certain circumstances, and we cannot assure you that we will be able to effect such refinancing on commercially reasonable terms or at all.

Seasonality and Quarterly Fluctuations

Our business is seasonal due to the impact of tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications for refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with acquisitions and the addition of new stores.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements regarding our expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry in which we operate, weakening consumer demand and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Generally

         In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

o. interest rates on debt; and

o. foreign exchange rates generating translation gains and losses.

         We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by GAAP. Information contained in this section relates only to instruments entered into for purposes other than trading.

Interest Rates

         Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Although our revolving credit facilities carry variable rates of interest, our debt consists primarily of fixed-rate senior notes and senior subordinated notes. Because most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

         Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2003, we held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP)
6.0 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of the fiscal year. All put options for the three and six months ended December 31, 2003 expired out of the money at a cost of $100,000 and $122,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There was no such hedging activity for the same period in fiscal 2003.

         Canadian operations accounted for approximately 226.7% of consolidated pre-tax earnings for the six months ended December 31, 2003, and 299.2% of consolidated pre-tax earnings for the six months ended December 31, 2002. U.K. operations accounted for approximately 107.3% of consolidated pre-tax earnings for the six months ended December 31, 2003 and approximately 76.7% of consolidated pre-tax earnings for the six months ended December 31, 2002. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $15.9 million. Our U.K. subsidiaries have collateralized borrowings denominated in U.S. dollars that are subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

         We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $1.8 million for the six months ended December 31, 2003 and $1.9 million for the six months ended December 31, 2002. This impact represents nearly 33.4% of our consolidated pre-tax earnings for the six months ended December 31, 2003 and 37.6% of our consolidated pre-tax earnings for the six months ended December 31, 2002.

Item 4.  Controls and procedures




      Evaluation of Disclosure Control and Procedures


         As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control Over Financial Reporting


         There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro and Young have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to Mortillaro's and Young's claims, and we intend to defend those claims vigorously.

         We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law
(Chin)  and that we  computed  bonuses  payable to its store  managers  using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. As of December 31, 2003, 92% of these settlement offers had been accepted. Plaintiffs' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

         On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. We are presently awaiting a decision on that motion. We believe we have meritorious defenses to the action and intend to defend it vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such litigation and proceedings will not significantly affect our financial results.

Item 2.  Changes in Securities and Use of Proceeds

On November 13, 2003, OPCO issued $220 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used, among other things, to redeem all of OPCO's outstanding 10.875% Senior Notes due 2006. OPCO elected to effect covenant defeasance on the 10.875% senior notes by depositing with the trustee funds sufficient to satisfy such notes together with accrued interest to the December 13, 2003 redemption date and the call premium.

Item 3.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.                  Description of Document
        4.1 Indenture, dated as of November 13, 2003, among Dollar Financial Group, Inc., the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (the "Indenture")(1)
        4.2 Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon (included in Exhibit 4.1)
        4.3 Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Group, Inc., the Guarantors (as defined therein), and the Initial Purchasers (as defined therein)(1)
        4.4 Indenture, dated as of November 13, 2003, by and between DFG Holdings, Inc. and U.S. Bank National Association, as Trustee, with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)
        4.5 Indenture, dated as of November 13, 2003, by and between DFG Holdings, Inc. and U.S. Bank National Association, as Trustee, with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        4.6 Form of DFG Holdings, Inc.'s 16% Senior Notes due 2012 (included in Exhibit 4.4)
        4.7 Form of DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012 (included in Exhibit 4.5)
        10.1 Second Amended and Restated Credit Agreement, dated as of the November 13, 2003, by and among Dollar Financial Group, Inc., DFG Holdings, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and Citicorp North America, Inc., as documentation agent (the "Second Amended and Restated Credit Agreement")(1)
        10.2 Form of Pledge and Security Agreement, dated as of November 3, 2003, by and between the Guarantor (as defined therein) and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and
                  Restated   Credit   Agreement(1)
        10.3 Pledge and Security Agreement, dated as of November 13, 2003, by and between Dollar Financial Group, Inc, and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.4 Form of Guarantor Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(1)
        10.5 Form of Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(1)
        10.6 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and National Money Mart Company(1)
        10.7 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and Dollar Financial UK Limited(1)
        10.8 Supplemental Security Agreement (Trademarks), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.9 Supplemental Security Agreement (Copyrights), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)
        10.10 Supplemental Security Agreement (Patents), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(1)

        10.11 Form of Letter Agreement, dated October 10, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(1)
        10.12 Form of Letter Agreement, dated October 24, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(1)
        10.13 Form of Letter Agreement, dated November 21, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc(1)
        10.14 Intercreditor Agreement, dated as of November 13, 2003, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of Dollar Financial Group's 9.75% Senior Notes due 2011 under the Indenture(1)
        10.15 Exchange Agreement, dated as of November 13, 2003, among DFG Holdings, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 16% Senior Notes Due 2012(1)
        10.16 Exchange Agreement, dated as of November 13, 2003, among DFG Holdings, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes Due 2012(1)
        10.17     Exchange  and  Registration  Rights  Agreement,  dated  as  of
                  November 13, 2003, by and among DFG Holdings, Inc. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., as the purchasers of DFG Holdings, Inc.'s 16% Senior Notes Due 2012(1)
        10.18     Exchange  and  Registration  Rights  Agreement,  dated  as  of
                  November 13, 2003, by and among DFG Holdings, Inc. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., as the purchasers of DFG Holdings Inc.'s 13.95% Senior Subordinated Notes Due 2012(1)
        10.19 Amended and Restated Management Services Agreement, dated as of November 13, 2003, by and among DFG Holdings, Inc., Dollar Financial Group, Inc. and Leonard Green & Partners, L.P.(1)
        10.20 Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998,
                  L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain stockholders signatories thereto and DFG Holdings, Inc.(1)
        10.21 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)
        10.22 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        10.23 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 16% Senior Notes due 2012(1)
        10.24 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among DFG Holdings, Inc. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to DFG Holdings, Inc.'s 13.95% Senior Subordinated Notes due 2012(1)
        10.25 Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of the Company.
        31.1      Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer.
        31.2      Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer.
        32.1      Section 1350 Certification of Chief Executive Officer
        32.2      Section 1350 Certification of Chief Financial Officer

        (1) Incorporated by reference to the amended Registration Statement on Form S-4 filed the Company on January 14, 2004 (File No. 333-111473-02).

(b) Reports on Form 8-K

        On October 9, 2003, OPCO furnished on Form 8-K a transcript of its October 1, 2003 investor conference call.

        On October 24, 2003, OPCO furnished on Form 8-K a press release announcing its earnings for the fiscal quarter ended September 30, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DFG HOLDINGS, INC.


Date: February 3, 2003       *By:      /s/ DONALD GAYHARDT
      ----------------           -------------------------------
                                   Name:   Donald Gayhardt
                                   Title:  President and Chief Financial Officer
                                           (principal financial and
                                            chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.