Form 10-Q
period 2004-03-31
DOLLAR FINANCIAL CORP
filed 2004-04-23
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from _____ to _____

                      Commission file number 333-111473-02

                             DOLLAR FINANCIAL CORP.
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

                               DFG Holdings, Inc.
                             1436 Lancaster Avenue,
                           Berwyn, Pennsylvania 19312
                     (Former name, former address and former
                    fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of March 31, 2004, 19,758 shares of the Registrants common stock, par value $0.001 per share, were outstanding.

                             DOLLAR FINANCIAL CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
         and March 31, 2004 (unaudited)..............................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2003 and 2004........................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2003 and 2004...............................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    22

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    33

Item 4.  Controls and Procedures.....................................................................    34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    34

Item 6.  Exhibits and Reports on Form 8-K............................................................    35

Signature ...........................................................................................    36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             DOLLAR FINANCIAL CORP.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                       June 30,          March 31
                                                                                  -----------------  ----------------
                                                                                         2003              2004
                                                                                  -----------------  ----------------
        Assets                                                                                          (unaudited)
        Cash and cash equivalents...............................................        $ 71,809          $   79,901
        Loans and other consumer lending receivables, net of reserve
             of $2,437 and $2,611...............................................          17,465              19,129
        Loans receivable pledged................................................           8,000               8,000
        Other receivables.......................................................           4,500               5,638
        Income taxes receivable.................................................           2,939               7,085
        Prepaid expenses........................................................           6,358               8,457
        Deferred income taxes, net of valuation allowance of $0 and $17,611.....          15,610                   -
        Notes and interest receivable--officers.................................           4,642               4,951
        Property and equipment, net of accumulated
            depreciation of $39,309 and $47,492.................................          29,209              27,898
        Goodwill and other intangibles, net of accumulated
            amortization of $22,017 and $22,615.................................         143,416             150,058
        Debt issuance costs, net of accumulated
            amortization of $9,201 and $575.....................................           6,737              10,881
        Other...................................................................           1,833               2,011
                                                                                  -----------------------------------
                                                                                      $  312,518         $   324,009
                                                                                  ===================================

        Liabilities and shareholders' deficit
        Accounts payable........................................................      $   17,245         $    12,686
        Accrued expenses........................................................           9,593              12,185
        Foreign income taxes payable............................................           1,380               6,805
        Accrued interest payable................................................           1,656              14,142
        Other collateralized borrowings.........................................           8,000               8,000
        Revolving credit facilities.............................................          61,699                   -
        Long term debt:
             10.875% Senior Notes due 2006......................................         109,190                   -
             13.0% Senior Discount Notes due 2006...............................         112,644                   -
             9.75% Senior Notes due 2011........................................               -             220,000
             16.0% Senior Notes due 2012........................................               -              47,871
             13.95% Senior Subordinated Notes due 2012..........................               -              47,871
             Subordinated notes payable and other...............................          20,081                 206
                                                                                  -----------------------------------
        Total long term debt....................................................         241,915             315,948
        Shareholders' deficit:
            Common stock, $.001 par value:  100,000 shares authorized;
            19,865 shares issued at June 30, 2003 and March 31, 2004............               -                   -
            Additional paid-in capital..........................................          61,481              61,481
            Accumulated deficit.................................................         (92,883)           (118,854)
            Accumulated other comprehensive income..............................           7,697              16,881
            Treasury stock at cost; 107 shares at June 30, 2003 and
               March 31, 2004...................................................            (956)               (956)
             Management equity loan.............................................          (4,309)             (4,309)
                                                                                  -----------------------------------
        Total shareholders' deficit.............................................         (28,970)            (45,757)
                                                                                  -----------------------------------
                                                                                      $  312,518         $   324,009
                                                                                  ===================================

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                       Three Months Ended                Nine Months Ended
                                                                           March 31,                         March 31,
                                                                  ----------------------------- -- -------------------------------
                                                                     2003             2004            2003              2004
                                                                  ------------     ------------    ------------     --------------

Revenues:
   Check cashing................................................  $    27,897      $    30,398     $     80,871      $     87,939
   Consumer lending, net........................................       22,483           25,795           61,329            70,673
   Money transfer fees..........................................        2,807            3,250            8,271             9,584
   Other........................................................        4,787            6,183           13,445            15,182
                                                                  ------------     ------------    -------------     -------------
Total revenues..................................................       57,974           65,626          163,916           183,378
Store and regional expenses:
   Salaries and benefits........................................       17,519           19,397           51,947            56,881
   Occupancy....................................................        4,686            5,019           14,155            14,768
   Depreciation.................................................        1,122            1,533            4,364             4,471
   Returned checks, net and cash shortages......................        1,762            2,052            6,256             6,938
   Telephone and telecommunication..............................        1,429            1,336            4,225             4,328
   Advertising..................................................        1,571            1,735            5,049             5,277
   Bank charges.................................................          736              887            2,344             2,777
   Armored carrier expenses.....................................          753              785            2,123             2,266
   Other........................................................        5,139            5,773           16,411            18,615
                                                                  ------------     ------------    -------------     -------------
Total store and regional expenses...............................       34,717           38,517          106,874           116,321

Corporate expenses..............................................        8,708            8,360           23,697            22,727
Management fee..................................................          180              249              702               786
Loss on store closings and sales and other restructuring........          460              157            2,750               278
Other depreciation and amortization.............................          759              800            2,446             2,672
Interest expense  (net of interest income of $109, $103, $326
  and $397).....................................................        8,628           10,151           25,429            29,585
Loss on extinguishment of debt..................................            -                -                -             8,855
Establishment of reserve for legal matter.......................            -                -            2,500                 -
                                                                  ------------     ------------    -------------     -------------
Income (loss) before income taxes...............................        4,522            7,392            (482)             2,154
Income tax provision............................................        1,304            5,789            5,772            28,125
                                                                  ------------     ------------    -------------     -------------
Net income (loss)...............................................   $    3,218            1,603      $   (6,254)      $   (25,971)
                                                                  ============     ============    =============     =============





        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                         2003                 2004
                                                                                    ---------------       --------------
Cash flows from operating activities:
Net loss........................................................................    $       (6,254)        $    (25,971)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Interest expense from Senior Discount Notes...............................            10,593                5,827
      Depreciation and amortization.............................................             8,415                8,657
      Establishment of reserve for legal matter.................................             2,500                    -
      Loss on extinguishment of debt............................................                 -                8,855
      Loss on store closings and sales and other restructuring..................             2,750                  278
      Foreign currency gain on revaluation of other
       collateralized borrowings................................................                 -                (899)
      Deferred tax benefit......................................................            (1,748)              15,610
      Change in assets and liabilities (net of effect of acquisitions):
         Increase in loans and other receivables................................            (6,348)              (2,809)
         Increase in income taxes receivable....................................            (2,372)              (4,134)
         (Increase) decrease in prepaid expenses and other......................             1,286               (1,735)
         Increase in accounts payable, income taxes payable,
           accrued expenses and accrued interest payable........................               537               13,461
                                                                                    ---------------       --------------
Net cash provided by operating activities.......................................             9,359               17,140

Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................            (3,318)                   -
  Gross proceeds from sale of fixed assets......................................                 -                   41
  Additions to property and equipment...........................................            (5,482)              (5,080)
                                                                                    ---------------       --------------
Net cash used in investing activities...........................................            (8,800)              (5,039)

Cash flows from financing activities:
  Redemption of subordinated notes..............................................                 -              (20,734)
  Redemption of Senior Discount notes...........................................                 -              (22,962)
  Other debt borrowings ........................................................                 1                  109
  Other collateralized borrowings...............................................             8,000                    -
  Issuance of 9.75% Senior Notes due 2011......................................                  -              220,000
  Redemption of 10.875% Senior Notes due 2006..................................                  -             (111,170)
  Net decrease in revolving credit facilities...................................           (19,406)             (61,699)
  Payment of debt issuance costs................................................              (810)             (10,445)
                                                                                    ---------------       --------------
Net cash used in financing activities...........................................           (12,215)              (6,901)
Effect of exchange rate changes on cash and cash equivalents....................               879                2,892
                                                                                    ---------------       --------------
Net (decrease) increase in cash and cash equivalents............................           (10,777)               8,092
Cash and cash equivalents at beginning of period................................            86,637               71,809
                                                                                    ---------------       --------------
Cash and cash equivalents at end of period......................................    $       75,860         $     79,901
                                                                                    ===============       ==============



Supplemental disclosure of non-cash transactions: On November 13, 2003, Dollar Financial Corp. exchanged $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 13.95% Senior Notes due 2012.

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. (the "Company") and its wholly owned subsidiaries. The Company is the parent company of Dollar Financial Group, Inc. ("OPCO") and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company's unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements included in the amended Registration Statement on Form S-4 (File No. 333-111473-02) filed with the Securities and Exchange Commission on January 14, 2004. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. OPCO's senior notes are guaranteed by the Company and every direct and indirect wholly owned domestic subsidiary of OPCO. The proceeds from the issuance of OPCO's senior notes were used, among other things, to redeem OPCO's 10.875% Senior Notes due 2006, which were not guaranteed by the Company. On January 20, 2004, OPCO commenced an offer to exchange its senior notes for 9.75% Senior Notes due 2011 registered under the Securities Act of 1933. On January 20, 2004, the Registration Statement on Form S-4 (File No. 333-111473-02) with respect to OPCO's registered senior notes and the Company's guarantee of such notes became effective. Prior to the effective date, the Company did not file periodic reports under the Securities Exchange Act of 1934. Subsequent to the effective date, the Company will file such reports, including this quarterly report on Form 10-Q. OPCO has also filed a quarterly report on Form 10-Q (File No. 333-18221) for the period ended March 31, 2004.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Operations

The Company was organized in 1990 under the laws of the State of Delaware. The activities of the Company consist primarily of its investment in OPCO. The Company has no employees or operating activities as of March 31, 2004. OPCO, through its subsidiaries, provides retail financial services to the general public through a network of 1,106 locations (of which 630 are company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in 17 states, the District of Columbia, Canada and the United Kingdom. The services provided at OPCO's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, OPCO's subsidiary, Money Mart Express(R) (formerly known as moneymart.com(TM)), services and originates short-term consumer loans through 471 independent document transmitters in 15 states.

                             DOLLAR FINANCIAL CORP.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

OPCO's payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by the Company and by OPCO's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral").

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

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2004 and June 30, 2003, and the condensed consolidating statements of operations and cash flows for the nine month periods ended March 31, 2004 and 2003 of the Company, OPCO, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2004
                                 (In thousands)

                                                                     Dollar Financial
                                                                        Group, Inc.     Subsidiary
                                                         Dollar       and Subsidiary       Non-
                                                    Financial Corp.     Guarantors      Guarantors    Eliminations   Consolidated
                                                    -------------------------------------------------------------------------------

Assets
Cash and cash equivalents.......................... $            4    $       41,410   $     38,487   $         -    $    79,901
Loans and other consumer lending receivables, net..              -             8,263         10,866             -         19,129
Loans receivable pledged...........................              -                 -          8,000             -          8,000
Other receivables..................................              -             2,323          3,623          (308)         5,638
Income taxes receivable............................          1,302                 -          6,206          (423)         7,085
Prepaid expenses...................................              -             2,761          5,696             -          8,457
Deferred income taxes..............................          1,679                 -              -        (1,679)             -
Notes and interest receivable--officers............          1,368             3,583              -             -          4,951
Due from affiliates................................              -            60,901              -       (60,901)             -
Due from parent....................................              -             6,607              -        (6,607)             -
Property and equipment, net........................              -            11,521         16,377             -         27,898
Goodwill and other intangibles, net................              -            56,522         93,536             -        150,058
Debt issuance costs, net...........................            277            10,604              -             -         10,881
Investment in subsidiaries.........................         57,935           245,309          6,705      (309,949)             -
Other assets.......................................              -               679          1,332             -          2,011
                                                    -------------------------------------------------------------------------------
                                                    $       62,565    $      450,483   $    190,828   $  (379,867)   $   324,009
                                                    ===============================================================================


Liabilities and shareholders' equity
Accounts payable................................... $            -    $        6,470   $      6,216   $         -    $    12,686
Income taxes payable...............................              -               423              -          (423)             -
Foreign income taxes payable.......................              -                 -          6,805             -          6,805
Accrued expenses...................................            330             4,370          7,485             -         12,185
Accrued interest payable...........................          5,643             8,308            499          (308)        14,142
Deferred tax liability.............................              -             1,679              -        (1,679)             -
Due to affiliates..................................          6,607                 -         60,901       (67,508)             -
Other collateralized borrowings....................              -                 -          8,000             -          8,000
9.75% Senior Notes due 2011........................              -           220,000              -             -        220,000
16.0% Senior Notes due 2012........................         47,871                 -              -             -         47,871
13.95% Senior Subordinated Notes due 2012..........         47,871                 -              -             -         47,871
Subordinated notes payable and other...............              -               128             78             -            206
                                                    -------------------------------------------------------------------------------
                                                           108,322           241,378         89,984       (69,918)       369,766


Shareholders' equity:
   Common stock....................................              -                 -              -             -              -
   Additional paid-in capital......................         50,384           136,481         27,304      (152,688)        61,481
   (Accumulated deficit) retained earnings.........       (107,757)           86,764         62,519      (160,380)      (118,854)
   Dividend paid to parent.........................              -           (20,000)             -        20,000              -
   Accumulated other comprehensive income..........         16,881             5,860         11,021       (16,881)        16,881
   Treasury stock..................................           (956)                -              -             -           (956)
   Management equity loan..........................         (4,309)                -              -             -         (4,309)
                                                    -------------------------------------------------------------------------------
Total shareholders' (deficit) equity...............        (45,757)          209,105        100,844      (309,949)       (45,757)
                                                    -------------------------------------------------------------------------------
                                                    $       62,565         $ 450,483   $    190,828   $  (379,867)   $   324,009
                                                    ===============================================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2004
                                 (In thousands)

                                                               Dollar Financial
                                                                 Group, Inc.        Subsidiary
                                                  Dollar        and Subsidiary         Non-
                                             Financial Corp.      Guarantors        Guarantors     Eliminations    Consolidated
                                             -------------------------------------------------------------------------------------
Revenues.....................................$            -    $      83,657       $    99,721     $          -    $   183,378

Store and regional expenses:
   Salaries and benefits.....................             -           31,320            25,561                -         56,881
   Occupancy.................................             -            8,280             6,488                -         14,768
   Depreciation..............................             -            2,382             2,089                -          4,471
   Other.....................................             -           21,153            19,048                -         40,201
                                             -------------------------------------------------------------------------------------
Total store and regional expenses............             -           63,135            53,186                -        116,321

Corporate expenses...........................             -           11,143            11,584                -         22,727
Management fee...............................           786           (1,739)            1,739                -            786
Loss on store closings and sales.............             -              241                37                -            278
Other depreciation and amortization..........             -            1,625             1,047                -          2,672
Interest expense, net........................        11,413           13,305             4,867                -         29,585
Loss on extinguishment of debt...............         1,646            7,209                 -                -          8,855
Equity in subsidiary.........................        (1,063)               -                 -            1,063              -
                                             -------------------------------------------------------------------------------------

(Loss) income before income taxes ...........       (12,782)         (11,262)           27,261           (1,063)         2,154
Income tax provision.........................        13,189            4,675            10,261                -         28,125
                                             -------------------------------------------------------------------------------------

Net (loss) income  ..........................$      (25,971)   $     (15,937)      $    17,000     $     (1,063)   $   (25,971)
                                             =====================================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2004
                                 (In thousands)

                                                                         Dollar Financial
                                                                            Group, Inc.     Subsidiary
                                                             Dollar       and Subsidiary       Non-
                                                         Financial Corp.    Guarantors      Guarantors  Eliminations   Consolidated
                                                         ---------------------------------------------------------------------------
Cash flows from operating activities:

Net (loss) income....................................... $   (25,971)    $   (15,937)      $   17,000   $    (1,063)   $  (25,971)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Undistributed income of subsidiaries...............      (1,063)              -                -         1,063             -
     Accretion of interest expense from 13.0% Senior
       Discount Notes...................................       5,827               -                -             -         5,827
     Depreciation and amortization......................         134           5,155            3,368             -         8,657
     Loss on extinguishment of debt.....................       1,646           7,209                -             -         8,855
     Loss on store closings and sales and other
             restructuring..............................           -             241               37             -           278
     Foreign currency gain on revaluation of other
             collateralized borrowings..................           -               -             (899)            -          (899)
     Deferred tax provision.............................      14,769             841                -             -        15,610
     Changes in assets and liabilities:
        (Increase) decrease in loans and other
           receivables..................................        (194)            545           (3,144)          (16)       (2,809)
        Decrease (increase) in income taxes receivable..         268         (11,677)          (5,924)       13,199        (4,134)
        Decrease (increase)in prepaid expenses and other           2            (868)            (869)            -        (1,735)
        Increase in accounts payable, income taxes
          payable, accrued expenses and accrued
          interest payable .............................       5,799          17,050            3,795       (13,183)       13,461
                                                         ---------------------------------------------------------------------------

Net cash (used in) provided by operating activities.....       1,217           2,559           13,364             -        17,140

Cash flows from investing activities:

Gross proceeds from sale of fixed assets................           -               -               41             -            41
Additions to property and equipment.....................           -          (1,326)          (3,754)            -        (5,080)
Net increase in due from affiliates.....................           -         (22,383)               -        22,383             -
                                                         ---------------------------------------------------------------------------

Net cash used in investing activities...................           -         (23,709)          (3,713)       22,383        (5,039)

Cash flows from financing activities:
Redemption of 10.875% Senior Subordinated Notes due 2006           -         (20,734)               -             -       (20,734)
Redemption of Senior Discount Notes due 2006............     (22,962)              -                -             -       (22,962)
Other debt borrowings (payments)........................           -             128              (19)            -           109
Issuance of 9.75% Senior Notes due 2011.................           -         220,000                -             -       220,000
Redemption of 10.875% Senior Notes due 2006.............           -        (111,170)               -             -      (111,170)
Net decrease in revolving credit facilities.............           -         (60,764)            (935)            -       (61,699)
Payment of debt issuance costs..........................        (289)        (10,156)               -             -       (10,445)
Net increase (decrease) in due to affiliates and due
   from parent..........................................       2,034          31,062          (10,713)      (22,383)            -
Dividend paid to parent.................................      20,000         (20,000)               -             -             -
                                                         ---------------------------------------------------------------------------
Net cash (used in) provided by financing activities.....      (1,217)         28,366          (11,667)      (22,383)       (6,901)

Effect of exchange rate changes on cash and cash
equivalents.............................................           -               -            2,892             -         2,892
                                                         ---------------------------------------------------------------------------

Net increase in cash and cash equivalents...............           -           7,216              876             -         8,092
Cash and cash equivalents at beginning of period........           4          34,194           37,611             -        71,809
                                                         ---------------------------------------------------------------------------
Cash and cash equivalents at end of period.............. $         4     $    41,410       $   38,487   $         -    $   79,901
                                                         ===========================================================================

                          CONSOLIDATING BALANCE SHEETS
                                 June 30, 2003
                                 (In thousands)

                                                                                Dollar Financial
                                                                                 Group Inc. and
                                                                  Dollar           Subsidiary
                                                              Financial Corp.      Guarantors           Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------
Assets
Cash and cash equivalents...........................    $                4      $       71,805        $          -      $    71,809
Loans and other consumer lending receivables, net...                     -              17,465                   -           17,465
Loans receivable pledged............................                     -               8,000                   -            8,000
Other receivables...................................                     -               4,500                   -            4,500
Income taxes receivable.............................                 1,570               1,369                   -            2,939
Prepaid expenses....................................                     -               6,358                   -            6,358
Deferred income taxes...............................                16,448                   -               (838)           15,610
Notes and interest receivable--officers.............                 1,174               3,468                   -            4,642
Due from parent.....................................                     -               4,573             (4,573)                -
Property and equipment, net.........................                     -              29,209                   -           29,209
Goodwill and other intangibles, net.................                     -             143,416                   -          143,416
Debt issuance costs, net............................                 1,537               5,200                   -            6,737
Investment in subsidiaries..........................                67,688                   -            (67,688)                -
Other...............................................                     -               1,833                   -            1,833
                                                       -----------------------------------------------------------------------------
                                                        $           88,421      $      297,196        $   (73,099)      $   312,518
                                                       =============================================================================

Liabilities and shareholders' (deficit) equity
Accounts payable....................................    $                -      $       17,245        $          -      $    17,245
Foreign income taxes payable........................                     -               1,380                   -            1,380
Accrued expenses....................................                   174               9,419                   -            9,593
Accrued interest payable............................                     -               1,656                   -            1,656
Deferred tax liability..............................                     -                 838               (838)                -
Due to affiliates...................................                 4,573                   -             (4,573)                -
Other collateralized borrowing......................                     -               8,000                   -            8,000
Revolving credit facilities.........................                     -              61,699                   -           61,699
10 7/8% Senior Notes due 2006.......................                     -             109,190                   -          109,190
Subordinated notes payable and other................                     -              20,081                   -           20,081
13% Senior Discount Notes due 2006..................               112,644                   -                   -          112,644
                                                       -----------------------------------------------------------------------------
                                                                   117,391             229,508             (5,411)          341,488

Shareholders' (deficit) equity:
   Common stock.....................................                     -                   -                   -                -
   Additional paid-in capital.......................                50,384              50,957            (39,860)           61,481
   (Accumulated deficit) retained earnings .........               (81,786)              9,034            (20,131)          (92,883)
   Accumulated other comprehensive income...........                 7,697               7,697             (7,697)            7,697
   Treasury stock...................................                  (956)                  -                   -             (956)
   Management equity loan...........................                (4,309)                  -                   -           (4,309)
                                                       -----------------------------------------------------------------------------
Total shareholders' (deficit) equity................               (28,970)             67,688            (67,688)          (28,970)
                                                       -----------------------------------------------------------------------------
                                                        $           88,421      $      297,196        $   (73,099)      $   312,518
                                                       =============================================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2003
                                 (In thousands)

                                                                   Dollar Financial
                                                                     Group, Inc.
                                                     Dollar         and Subsidiary
                                                 Financial Corp.      Guarantors        Eliminations     Consolidated
                                                 ----------------------------------------------------------------------

Revenues......................................   $            -    $     163,916        $         -    $    163,916

Store and regional expenses:..................
   Salaries and benefits......................                -           51,947                  -          51,947
   Occupancy..................................                -           14,155                  -          14,155
   Depreciation...............................                -            4,364                  -           4,364
   Other......................................                -           36,408                  -          36,408
                                                 ----------------------------------------------------------------------
Total store and regional expenses.............                -          106,874                  -         106,874

Corporate expenses............................                -           23,697                  -          23,697
Management fee................................              702                -                  -             702
Loss on store closings and sales
   and other restructuring....................                -            2,750                  -           2,750
Other depreciation and amortization...........                -            2,446                  -           2,446
Interest expense, net.........................           10,650           14,779                  -          25,429
Establishment of reserve for legal matter.....                -            2,500                  -           2,500
Equity in subsidiary.........................             1,554                -             (1,554)              -
                                                 ----------------------------------------------------------------------

(Loss) income before income taxes ............          (12,906)          10,870              1,554            (482)
Income tax (benefit) provision ...............           (3,544)           9,316                  -           5,772
                                                 ----------------------------------------------------------------------

Net (loss) income  ...........................   $       (9,362)   $       1,554        $     1,554    $     (6,254)
                                                 ======================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2003
                                 (In thousands)

                                                                           Dollar Financial
                                                                             Group, Inc.
                                                               Dollar       and Subsidiary
                                                          Financial Corp.     Guarantors      Eliminations   Consolidated
                                                          ----------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income.........................................$    (6,254)     $     1,554       $     (1,554)  $   (6,254)
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Undistributed income of subsidiaries.................     (1,554)               -              1,554            -
     Accretion of interest expense from 13.0% Senior
       Discount Notes.....................................     10,593                -                  -       10,593
     Depreciation and amortization........................        250            8,165                  -        8,415
     Establishment of reserves for legal matter...........          -            2,500                  -        2,500
     Loss on store closings and sales and other
         restructuring....................................          -            2,750                  -        2,750
     Deferred tax provision...............................     (3,203)           1,455                  -       (1,748)
     Changes in assets and liabilities:
         Increase in loans and other receivables..........       (194)          (6,154)                 -       (6,348)
         Increase in income taxes receivable..............       (341)          (2,031)                 -       (2,372)
         Decrease in prepaid expenses and other...........          -            1,286                  -        1,286
         (Decrease) increase in accounts payable, income
           taxes payable, accrued expenses and accrued
           interest payable ..............................        (13)             550                  -          537
                                                          ----------------------------------------------------------------

Net cash (used in) provided by operating activities.......       (716)          10,075                  -        9,359

Cash flows from investing activities:

Acquisitions, net of cash acquired........................          -           (3,318)                 -       (3,318)
Additional to property and equipment......................          -           (5,482)                 -       (5,482)
                                                          ----------------------------------------------------------------

Net cash used in investing activities.....................          -           (8,800)                 -       (8,800)

Cash flows from financing activities:
Other debt borrowings ....................................          -            8,001                  -        8,001
Net decrease in revolving credit facilities...............          -          (19,406)                 -      (19,406)
Payment of debt issuance costs............................          -             (810)                 -         (810)
Net increase in due to affiliates and due from parent.....        716             (716)                 -            -
                                                          ----------------------------------------------------------------
Net cash provided by (used in) financing activities.......        716          (12,931)                 -      (12,215)

Effect of exchange rate changes on cash and cash
equivalents                                                         -              879                  -          879
                                                          ----------------------------------------------------------------

Net decrease in cash and cash equivalents.................          -          (10,777)                 -      (10,777)
Cash and cash equivalents at beginning of period..........          4           86,633                  -       86,637
                                                          ----------------------------------------------------------------
Cash and cash equivalents at end of period................$         4      $    75,856       $          -   $   75,860
                                                          ================================================================

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete, which is deemed to have a definite life of two years and will continue to be amortized through January 2005. Amortization for this covenant not to compete for the nine months ended March 31, 2004 was $86,000. The amortization expense for the covenant not to compete will be as follows:

                                     Year                   Amount
                                                        (in thousands)
                              --------------------------------------------
                                     2004            $          95.0
                                     2005                       20.0


The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2003                               March 31, 2004
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $     162,987           $    19,686          $      170,207         $     20,176

Amortized intangible assets:
     Covenants not to compete                            2,446                 2,331                   2,466                2,439


4.  COMPREHENSIVE  (LOSS)  INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation. The following shows the comprehensive (loss) income for the periods stated:

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                 ----------------------------------      ----------------------------------
                                                     2003               2004                 2003                 2004
                                                 --------------    ----------------      -------------        -------------

Net income (loss)                                $       3,218         $     1,603       $    (6,254)         $   (25,971)
Foreign currency translation adjustment                  3,257               1,017             3,915                9,184
                                                 --------------    ----------------      -------------        -------------

Total comprehensive income (loss)                $       6,475         $     2,620       $    (2,339)         $   (16,787)
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

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs                  Total
                                                         ------------------        -------------              -----
          Balance at June 30, 2003                          $        1.2            $       0.2           $     1.4

          Reclassification                                          (0.7)                   0.7                   -
          Amounts paid                                              (0.5)                  (0.5)               (1.0)
                                                            --------------           ------------         -----------
          Balance at March 31, 2004                         $          -             $      0.4           $     0.4
                                                            ==============           ============         ===========

OPCO also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended March 31, 2004 and 2003 were $157,000 and $60,000, respectively and for the nine months ended March 31, 2004 and 2003 were $278,000 and $675,000, respectively.

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
                                                               ===========

7.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

As of and for the three months                                                             United
   ended March 31, 2003                                  United States       Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------

Identifiable assets                                     $        152,127  $     79,907  $      72,083  $      304,117
Goodwill and other intangibles, net                               56,414        35,517         46,134         138,065
Sales to unaffiliated customers
  Check cashing                                                   14,159         7,686          6,052          27,897
  Consumer lending, net                                           14,591         4,838          3,054          22,483
  Money transfer fees                                              1,107         1,216            484           2,807
  Other                                                            1,843         2,288            656           4,787
(Loss) income before income taxes                                 (3,001)        5,243          2,280           4,522
Income tax (benefit) provision                                    (2,567)        3,194            677           1,304
Net (loss) income                                                   (434)        2,049          1,603           3,218

For the nine months
   ended March 31, 2003

Sales to unaffiliated customers
  Check cashing                                         $         37,633  $     24,157  $      19,081  $       80,871
  Consumer lending, net                                           38,932        13,706          8,691          61,329
  Money transfer fees                                              3,439         3,584          1,248           8,271
  Other                                                            4,469         7,040          1,936          13,445
(Loss) income before income taxes                                (26,822)       20,220          6,120            (482)
Income tax (benefit) provision                                    (3,450)        7,384          1,838           5,772
Net (loss) income                                                (23,372)       12,836          4,282          (6,254)


As of and for the three months
   ended March 31, 2004

Identifiable assets                                     $        139,886  $     93,426  $      90,697  $      324,009
Goodwill and other intangibles, net                               56,522        39,711         53,825         150,058
Sales to unaffiliated customers
  Check cashing                                                   13,824         8,913          7,661          30,398
  Consumer lending, net                                           14,855         7,502          3,438          25,795
  Money transfer fees                                              1,147         1,418            685           3,250
  Other                                                            1,070         3,912          1,201           6,183
(Loss) income before income taxes                                 (2,372)        7,117          2,647           7,392
Income tax provision                                               3,390         1,811            588           5,789
Net (loss) income                                                 (5,762)        5,306          2,059           1,603

For the nine months
   ended March 31, 2004

Sales to unaffiliated customers
  Check cashing                                         $         36,632  $     28,726  $      22,581  $       87,939
  Consumer lending, net                                           40,811        20,291          9,571          70,673
  Money transfer fees                                              3,362         4,288          1,934           9,584
  Other                                                            2,852         8,995          3,335          15,182
(Loss) income before income taxes                                (25,106)       18,992          8,268           2,154
Income tax provision                                              17,863         7,223          3,039          28,125
Net (loss) income                                                (42,969)       11,769          5,229         (25,971)

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2004, the Company held put options with an aggregate notional value of $(CAN) 36.0 million and
(GBP) 9.0 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of the fiscal year and the first half of fiscal 2005. The cost of these put options is included in prepaid expenses on the consolidated balance sheet. The cost of the options are amortized over the period in which the options are exercisable. Changes in the fair value of the put options are recorded through the statement of operations in corporate expenses and were not significant. All put options for the three and nine months ended March 31, 2004 expired out of the money at a cost of $69,000 and $190,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There were no put options held for the same period in fiscal 2003.

Although OPCO's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's and OPCO's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

9.   CONTINGENT LIABILITIES


On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company's Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, the Company was served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, the Company's motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; the Company is appealing this ruling. The Company believes it has meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against the Company in other provinces of Canada, but the Company has not been served with the statements of claim in any such actions to date. The Company believes that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to the Company's store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.


The Company does not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect its financial condition, results of operations or cash flows in future periods.


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

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event the Company engages in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at March 31, 2004, (ii) the LIBOR Rate (as defined therein) plus 4.50% at March 31, 2004, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at March 31, 2004, determined at the Company's option.

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

The Replacement Senior Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2004), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                            Percentage
          ----                            ----------
          2004 .............................112.5%
          2005..............................110.0%
          2006..............................107.5%
          2007..............................105.0%
          2008..............................102.5%
          2009 and thereafter.............. 100.0%

The Replacement Senior Subordinated Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2005), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                              Percentage
          ----                              ----------
          2005 or prior...................... 100.0%
          2006............................... 112.5%
          2007............................... 110.0%
          2008............................... 107.5%
          2009............................... 105.0%
          2010............................... 102.5%
          2011 and thereafter................ 100.0%

                          SUPPLEMENTAL STATISTICAL DATA

                                                                            March 31,
Company Operating Data:                                             2003                  2004
                                                                -------------         -------------

Stores in operation:
   Company-Owned.................................                        621                   630
   Franchised Stores and Check Cashing Merchants.                        466                   476
                                                                         ---                   ---

Total............................................                      1,087                 1,106
                                                                       =====                 =====


----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Operating Data:                                                    2003             2004           2003            2004
                                                                ------------     -----------    -----------    -------------

Face amount of checks cashed (in millions)..................... $       731      $      801     $    2,190      $     2,375
Face amount of average check................................... $       354      $      388     $      339      $       376
Face amount of average check (excluding Canada and the United
   Kingdom).................................................... $       398      $      414     $      360      $       375
Average fee per check.......................................... $     13.52      $    14.73     $    12.53      $     13.91
Number of checks cashed (in thousands).........................       2,063           2,064          6,453            6,323

----------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended               Nine Months Ended
                                                                         March 31,                       March 31,
                                                                ----------------------------    ----------------------------
Collections Data:                                                  2003             2004           2003            2004
                                                                ------------     -----------    -----------    -------------

Face amount of returned checks (in thousands).................. $     5,756      $    7,208     $   19,033      $    22,159
Collections (in thousands).....................................       4,420           5,562         14,234           16,383
                                                                ------------     -----------    -----------    -------------
Net write-offs (in thousands).................................. $     1,336      $    1,646     $    4,799      $     5,776
                                                                ============     ===========    ===========    =============

Collections as a percentage of
   returned checks.............................................       76.8%           77.2%          74.8%            73.9%
Net write-offs as a percentage of
   check cashing revenues......................................        4.8%            5.4%           5.9%             6.6%
Net write-offs as a percentage of the
   face amount of checks cashed................................       0.18%           0.21%          0.22%            0.24%

The following table presents a summary of the Company's consumer lending originations, which includes loan extensions and revenues for the following periods (in thousands):

                                                              Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                       ---------------------------------   -------------------------------
                                                             2003            2004               2003           2004
                                                       ---------------------------------   -------------------------------

U.S. company funded originations....................   $         14,714 $        17,443    $       68,051 $        47,638
Canadian company funded originations................             60,053          75,791           177,519         231,729
U.K. company funded originations....................             25,606          28,675            73,451          80,279
                                                       ---------------------------------   -------------------------------
   Total company funded originations................   $        100,373 $       121,909    $      319,021 $       359,646
                                                       =================================   ===============================

Servicing revenues, net.............................   $         11,507 $        12,094    $       32,019 $        35,413
Company funded domestic loan revenues...............              2,616           2,666            11,884           7,137
Company funded foreign loan revenues................              8,951          12,161            25,984          34,423
Net write-offs on company funded loans..............               (591)         (1,126)           (8,558)         (6,300)
                                                       ---------------------------------   -------------------------------
   Total consumer lending revenues, net.............   $         22,483 $        25,795    $       61,329 $        70,673
                                                       =================================   ===============================


Net write-offs as a percentage of total
  company funded originations.......................               0.6%            0.9%              2.7%            1.8%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three month and nine month periods ended March 31, 2003 and 2004. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to"OPCO" are to our wholly owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in OPCO's quarterly report on Form 10-Q (File No. 333-18221) for the period ended March 31, 2004.

General

Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,106 stores, including 630 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three months ended March 31, 2004, we generated revenue of $65.6 million, an increase of 13.2% over the same period in the prior year. For the nine months ended March 31, 2004, we generated revenue of $183.4 million, an increase of 11.9% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at March 31, 2004 and the results of operations for the three and nine months ended March 31, 2004 and 2003. The results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the unaudited financial statements included  in this  filing  and our  audited  consolidated  financial  statements included in the amended Registration Statement on Form S-4 (File No. 333-111473-02) filed with the Securities and Exchange Commission on January 14, 2004 and declared effective January 20, 2004.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Generally, revenue is recognized when services for the customer have been provided which, in the case of check cashing, money order sales, money transfer services, bill payment services and other miscellaneous services, is at the point-of-sale in our company-owned locations.

The Company originates unsecured short-term loans on its own behalf or acts as a servicer for two banks marketing unsecured short-term loans for which the Company earns a fee. Revenues from loan fees and interest are recognized ratably over the life of each loan.

In  our  franchised   locations,   we  recognize  initial  franchise  fees  upon
fulfillment of all significant obligations to the franchisee. In addition, royalties from the franchisees are accrued as earned.

Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, including the reserve for estimated reductions to loan servicing fees, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net loss rate, expressed as a percentage of loans originated for the last twelve months, applied against the total amount of outstanding loans that we make directly and outstanding loans we originate and service for others. As these conditions change, we may need to make additional allowances in future periods.

A loss on consumer loans is charged against the reserve during the period in which the loss occurred. A recovery is credited to the reserve during the period in which the recovery is made. Any additional provisions to the loan loss reserve as a result of the calculation in the preceding paragraph are charged against revenues.

Check Cashing Returned Item Policy

We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to other store and regional expenses in the consolidated statements of operations.

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


Results of Operations

Revenue Analysis

                                       Three Months Ended March 31,                           Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                              (Percentage of                                         (Percentage of
                                  ($ in thousands)            total revenue)            ($ in thousands)             total revenue)
                              --------------------------     -----------------     ---------------------------      ----------------
                                 2003           2004         2003       2004          2003           2004            2003      2004
                              ------------   -----------     ------     ------     -----------    ------------      ------   -------


Check cashing...............  $   27,897    $   30,398       48.1%      46.3%     $   80,871    $    87,939         49.3%      48.0%
Consumer  lending  revenues,
net.........................      22,483        25,795       38.8       39.3          61,329         70,673         37.5       38.5
Money transfer fees.........       2,807         3,250        4.8        5.0           8,271          9,584          5.0        5.2
Other revenue...............       4,787         6,183        8.3        9.4          13,445         15,182          8.2        8.3
                              ------------   -----------    -------    -------     -----------    -----------      -------   -------
Total revenue...............  $   57,974    $   65,626      100.0%     100.0%       $163,916    $   183,378        100.0%     100.0%
                              ============   ===========    =======    =======     ===========    ===========      =======   =======

THREE MONTH COMPARISON

Total revenues were $65.6 million for the three months ended March 31, 2004 compared to $58.0 million for the three months ended March 31, 2003, an increase of $7.6 million or 13.2%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $7.1 million or 12.4%. New store openings accounted for an increase of $733,000 while closed stores accounted for a decrease of $241,000.

A stronger British pound and Canadian dollar positively impacted revenue by $3.9 million for the quarter. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $1.2 million primarily related to revenues from check cashing and the impact of the new installment loan product. Revenues from our Canadian subsidiary for the quarter increased $3.4 million after adjusting for the favorable exchange rate. Higher short term consumer loan volume and pricing, slightly offset by lower check cashing revenues, accounted for the increase. For the three months ended March 31, 2004, our Canadian subsidiary rolled out, to all its locations, a new tax product offering refund anticipation loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the prior year, added $521,000 in revenue for the current quarter which is included in other revenues. In the U.S., food stamp revenues declined $773,000 for the three months ended March 31, 2004, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. We expect to generate only minimal revenues from this product for the remainder of the fiscal year.

NINE MONTH COMPARISON

Total revenues were $183.4 million for the nine months ended March 31, 2004 compared to $163.9 million for the nine months ended March 31, 2003, an increase of $19.5 million or 11.9%. Comparable store, franchised store and document transmitter sales for the entire period increased $18.4 million or 11.4%. New store openings accounted for an increase of $2.4 million while closed stores accounted for a decrease of $1.5 million.

Favorable foreign currency rates attributed to $10.5 million of the increase for the nine months. In addition to the currency benefit, revenues in the United Kingdom for the nine months increased by $3.6 million primarily related to revenues from check cashing and the impact of the new installment loan product. Revenues from our Canadian subsidiary for the nine months increased $6.2 million after adjusting for the favorable exchange rate. Higher short term consumer loan volume and pricing, slightly offset by lower check cashing revenues, accounted for the increase. In addition, our Canadian subsidiary rolled out, to all its locations, a new tax product offering refund anticipation loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the third quarter of the prior year, added $521,000 in revenue for the current quarter which is included in other revenues. In the U.S., food stamp revenues declined $1.6 million for the nine months ended March 31, 2004, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. We expect to generate only minimal revenues from this product for the remainder of the fiscal year.



Store and Regional Expense Analysis

                                          Three Months Ended March 31,                          Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                (Percentage of                                       (Percentage of
                                     ($ in thousands)           total revenue)           ($ in thousands)            total revenue)
                                ---------------------------    ------------------    --------------------------     ----------------
                                   2003           2004          2003       2004         2003           2004          2003      2004
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------


Salaries and benefits.......... $   17,519    $     19,397      30.2%      29.6%      $   51,947    $   56,881      31.7%      31.0%
Occupancy......................      4,686           5,019       8.1        7.6           14,155        14,768       8.6        8.1
Depreciation...................      1,122           1,533       1.9        2.3            4,364         4,471       2.7        2.4
Returned checks, net and
   cash shortages..............      1,762           2,052       3.0        3.1            6,256         6,938       3.8        3.8
Telephone and
   telecommunications..........      1,429           1,336       2.5        2.0            4,225         4,328       2.6        2.4
Advertising....................      1,571           1,735       2.7        2.6            5,049         5,277       3.1        2.9
Bank charges...................        736             887       1.3        1.4            2,344         2,777       1.4        1.5
Armored carrier service........        753             785       1.3        1.2            2,123         2,266       1.3        1.2
Other..........................      5,139           5,773       8.9        8.8           16,411        18,615      10.0       10.2
                                -----------    ------------    -------    -------    -----------    -----------     ------    ------
Total store and regional
   expenses ................... $   34,717    $     38,517      59.9%      58.6%      $  106,874    $  116,321      65.2%      63.5%
                                ===========    ============    =======    =======    ===========    ===========     ======    ======

THREE MONTH COMPARISON

Store and regional expenses were $38.5 million for the three months ended March 31, 2004 compared to $34.7 million for the three months ended March 31, 2003, an increase of $3.8 million or 11.0%. The impact of foreign currencies accounted for $2.0 million of this increase. New store openings accounted for an increase of $434,000 while closed stores accounted for a decrease of $135,000. Comparable retail store and franchised store expenses for the entire period increased $4.3 million. For the three months ended March 31, 2004 total store and regional expenses decreased to 58.6% of total revenue compared to 59.9% of total revenue for the three months ended March 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $1.7 million in Canada, $358,000 in the U.K. and declined $270,000 in the U.S. The increase in Canada was primarily due to increases of $362,000 in salaries, $245,000 in returned checks, net and cash shortages and $181,000 in advertising, all of which are commensurate with the overall growth in Canadian revenues.




NINE MONTH COMPARISON

Store and regional expenses were $116.3 million for the nine months ended March 31, 2004 compared to $106.9 million for the nine months ended March 31, 2003, an increase of $9.4 million or 8.8%. The impact of foreign currencies accounted for $5.5 million of this increase. New store openings accounted for an increase of $1.3 million while closed stores accounted for a decrease of $1.4 million. Comparable retail store and franchised store expenses for the entire period increased $12.4 million. For the nine months ended March 31, 2004 total store and regional expenses decreased to 63.5% of total revenue compared to 65.2% of total revenue for the nine months ended March 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $4.4 million in Canada, $1.3 million in the U.K. and declined $1.8 million in the U.S. The increase in Canada was primarily due to increases of $737,000 in salaries, $600,000 in returned checks, net and cash shortages, $335,000 in advertising and $273,000 in occupancy costs. These costs in addition to the aggregate of other operating costs are commensurate with overall growth in Canadian revenues. The increase in the U.K. is almost entirely associated with increased salary expense which is also commensurate with the revenue growth in that business segment. The decline in store and regional expenses in the U.S. is primarily due to the impact of stores closed in the second quarter of fiscal 2003.

Other Expense Analysis

                                              Three Months Ended March 31,                      Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                  (Percentage of                                    (Percentage of
                                        ($ in thousands)          total revenue)          ($ in thousands)          total revenue)
                                      ----------------------    -------------------    -----------------------    ------------------
                                       2003          2004        2003       2004         2003         2004         2003       2004
                                      --------     ---------    -------    --------    ---------    ----------    -------    -------

Corporate expenses..................  $ 8,708       $ 8,360      15.0%       12.7%    $  23,697     $  22,727       14.5%     12.4%
Management fee......................      180           249       0.3         0.4           702           786        0.4       0.4
Loss on store closings and sales....      460           157       0.8         0.2         2,750           278        1.7       0.2
Other depreciation and amortization.      759           800       1.3         1.2         2,446         2,672        1.5       1.5
Interest expense....................    8,628        10,151      14.9        15.5        25,429        29,585       15.5      16.1
Loss on extinguishment of debt......        -             -         -          -              -         8,855          -       4.8
Establishment of reserve for
  legal matter......................        -             -         -          -          2,500             -        1.5         -
Income tax provision................    1,304         5,789      2.2          8.8         5,772        28,125        3.5      15.3


THREE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $8.4 million for the three months ended March 31, 2004 compared to $8.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, corporate expenses decreased to 12.7% of total revenue compared to 15.0% of total revenue for the three months ended March 31, 2003. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Management Fees

Management fees were $249,000 for the three months ended March 31, 2004, compared to $180,000 for the three months ended March 31, 2003. Under an amended and restated management services agreement among Leonard Green & Partners, L.P., OPCO and us, we have agreed to pay Leonard Green & Partners, L.P., our largest shareholder, an annual management fee equal to $1.0 million, reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions that we may undertake in the future and reimbursement of any out-of-pocket expenses incurred. Under our new Senior Notes due 2012 and our new Senior Subordinated Notes due 2012, management fees may not be paid to Leonard Green & Partners, L.P. until the first cash interest payments are made on our new notes. During this period, no interest will accrue on the unpaid management fees. In addition, OPCO's replacement credit facility and OPCO's new Senior Notes due 2011will restrict OPCO from making distributions to us to allow us to pay interest on our new notes on or prior to the fifth anniversary of their issuance. As a result of these restrictions, we will likely exercise our option under our new notes to capitalize interest due on or prior to the fifth anniversary of their issuance. Consequently, management fees payable to Leonard Green & Partners, L.P. will likely be accrued, without interest, and not paid until after the fifth anniversary of the issuance of our notes.

Loss on Store Closings and Sales

Loss on store closings and sales was $157,000 for the three months ended March 31, 2004 compared to $460,000 for the three months ended March 31, 2003. For the three months ended March 31, 2003, we provided $400,000 of severance and retention bonus costs for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $10.2 million for the three months ended March 31, 2004 compared to $8.6 million for the three months ended March 31, 2003, an increase of $1.6 million or 18.6%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $1.9 million of the increase in total interest expense. Offsetting these increases was a decline of $800,000 in interest on OPCO's revolving credit facility. This decline is a result of OPCO using a portion of the proceeds from the issuance of the new notes to repay the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

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

The loss incurred on the extinguishment of debt is as follows (in millions):

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
                                                                  ==========

Income Tax Provision


The provision for income taxes was $5.8 million for the three months ended March 31, 2004 compared to a provision of $1.3 million for the three months ended March 31, 2003, an increase of $4.5 million. Our effective income tax rate was 78.3% for the three months ended March 31, 2004 and 28.9% for the three months ended March 31, 2003. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. As a result, we expect our effective tax rate to approximate 42% in future quarters after fiscal 2004.

The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the nine months ended March 31, 2004 due to the valuation allowance for deferred tax assets in addition to state and foreign taxes.

NINE MONTH COMPARISON

Corporate Expenses

Corporate expenses were $22.7 million for the nine months ended March 31, 2004 compared to $23.7 million for the nine months ended March 31, 2003, a decrease of $1.0 million or 4.2%. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset somewhat by increased accrued expenses for incentive compensation and legal and professional fees.

Management Fees

Management fees were $786,000 for the nine months ended March 31, 2004, compared to $702,000 for the six months ended March 31, 2003. Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc. and us, we have agreed to pay Leonard Green & Partners, L.P., our largest shareholder, an annual management fee equal to $1.0 million, reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions that we may undertake in the future and reimbursement of any out-of-pocket expenses incurred. Under our new Senior Notes due 2012 and our new Senior Subordinated Notes due 2012, management fees may not be paid to Leonard Green & Partners, L.P. until the first cash interest payments are made on our new notes. During this period, no interest will accrue on the unpaid management fees. In addition, OPCO's replacement credit facility and OPCO's new Senior Notes due 2011will restrict OPCO from making distributions to us to allow us to pay interest on our new notes on or prior to the fifth anniversary of their issuance. As a result of these restrictions, we will likely exercise our option under our new notes to capitalize interest due on or prior to the fifth anniversary of their issuance. Consequently, management fees payable to Leonard Green & Partners, L.P. will likely be accrued, without interest, and not paid until after the fifth anniversary of the issuance of our notes.

Loss on store closings and sales and other restructuring

Loss on store closings and sales and other restructuring was $278,000 for the nine months ended March 31, 2004 compared to $2.8 million for the nine months ended March 31, 2003, a decrease of $2.5 million. For the nine months ended March 31, 2003, we provided $1.3 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $800,000, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

Interest Expense

Interest expense was $29.6 million for the nine months ended March 31, 2004 and was $25.4 million for the nine months ended March 31, 2003, an increase of $4.2 million or 16.5%. A portion of the increase is attributable to $990,000 of interest paid on OPCO's old 10.875% senior notes for the 30 day period subsequent to OPCO's issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes. OPCO elected to effect covenant defeasance on old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing accounted for $3.2 million of the increase in total interest expense. Offsetting these increases was a decline of $1.4 million in interest on OPCO's revolving credit facility. This decline is a result of OPCO using a portion of the proceeds from the issuance of the new notes to repay the entire outstanding revolving credit balance on November 13, 2003. As a result of the refinancing, our effective annual interest rate has declined.

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

The loss incurred on the extinguishment of debt is as follows (in millions):

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
                                                                  ===========

Establishment of reserve for legal matter


In August 2000, a former employee instituted an action against the Company in the Superior Court of California, purportedly on behalf of a class of current and former salaried managers of the Company's California stores. The complaint alleges that the putative class was misclassified as "exempt" for wage-and-hour purposes and that they worked uncompensated hours since 1996 for which they were entitled to receive overtime compensation. The relief sought includes damages, interest and attorneys' fees. The Company's motion to compel arbitration of the claim was granted, and the Company has been defending the arbitration of the claim. No class has been certified in the arbitration, and the determination of whether the claim may proceed on a class basis is not expected to be made until fiscal 2004. In mid-January 2003, the Company offered to each individual member of the putative class an amount intended in good faith to settle the claims of such individuals. The Company accrued $2.5 million at December 31, 2002 related to this matter. As of March 31, 2004, 92% of these settlement offers have been accepted. It is presently undetermined whether the unsettled claims of any remaining putative class members will proceed in class form or otherwise. The Company believes it has meritorious defenses to such unsettled claims and plans to defend them vigorously.


Income Taxes


The provision for income taxes was $28.1 million for the nine months ended March 31, 2004 compared to $5.8 million for the nine months ended March 31, 2003, an increase of $22.3 million. Due to the restructuring of our debt, significant deferred tax assets have been generated and recorded in accordance with SFAS
109. Because realization is not assured, the deferred tax assets recorded were reduced by a valuation allowance of $17.6 million at March 31, 2004. Our effective income tax rate was 1,305.7% for the nine months ended March 31, 2004 and (1,197.5)% for the nine months ended March 31, 2003. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. The amount of such tax was $1.9 million for the nine months ended March 31, 2004 and $5.2 million for the nine months ended March 31, 2003. As a result, we expect our effective tax rate to approximate 42% in future quarters after fiscal 2004.

The Company's effective tax rate does not reflect a normal relationship to the federal statutory rate of 35% for the nine months ended March 31, 2004 due to the valuation allowance for deferred tax assets in addition to state and foreign taxes.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2004, cash and cash equivalents increased $8.1 million. Net cash provided by operations was $17.1 million. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements in fiscal 2003 related to our loan servicing arrangements with County Bank and First Bank of Delaware.

Accrued interest increased $12.5 million due to the timing of the semi-annual interest payments on OPCO's 9.75% Senior Notes due 2011 and our 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012.

Liquidity and Capital Resources

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of this offering were used to redeem the entire $109.2 million principal amount of OPCO's 10.875% Senior Notes due 2006, the entire $20.0 million principal amount of OPCO's 10.875% Senior Subordinated Notes due 2006, to repay in full $40.6 million outstanding under OPCO's revolving credit facility, to redeem $20.0 million of our 13.0% Senior Discount Notes and to pay all related fees, expenses, accrued interest and redemption premiums with respect to these transactions and a related note exchange transaction involving our senior discount notes. Simultaneously with the issuance of OPCO's new senior notes, $49.4 million, or 50% of the accreted value, of our senior discount notes were exchanged for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value, of our senior discount notes were exchanged for 13.95% Senior Subordinated notes due 2012. In addition, OPCO entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility.

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion.

Net cash provided by operating activities was $17.1 million for the nine months ended March 31, 2004 compared to net cash provided by operating activities of $9.4 million for the nine months ended March 31, 2003. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements in fiscal 2003 related to our loan servicing arrangements with County Bank and First Bank of Delaware.

Net cash used for investing activities for the nine months ended March 31, 2004 was $5.0 million compared to a usage of $8.8 million for the nine months ended March 31, 2003. The decrease of $3.8 million is attributable to earn-out payments made during the first nine months of fiscal 2003 on acquisitions completed during a previous year. For the nine months ended March 31, 2004 we made capital expenditures of $5.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $8.0 million during our fiscal year ending June 30, 2004, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash used for financing activities for the nine months ended March 31, 2004 was $6.9 million compared to a usage of $12.2 million for the nine months ended March 31, 2003. The decline in the nine months ended March 31, 2004 was a result of a decrease in the borrowings under our revolving credit facilities of $61.7 million from $61.7 million at June 30, 2003 to $0.0 million at March 31, 2004 offset somewhat by net cash from the refinancing activities discussed above.

Revolving Credit Facilities. We have three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

        Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid in full all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% Senior Notes due 2011 and simultaneously entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The commitment under the new facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. OPCO's borrowing capacity under the new facility is limited to the total commitment of $54.25 million less letters of credit totaling $19.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of OPCO's contractual obligations. At March 31, 2004, OPCO's borrowing capacity was $35.25 million and the amount outstanding was $0. Consequently, we had $16.7 million cash in excess of our short-term borrowing needs.

        Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on March 31, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and is secured by a $10 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

        United Kingdom Overdraft Facility. For our U.K. operations, our U.K. operating subsidiary has an overdraft facility which provides for a commitment of up to approximately $6.9 million, of which there was no outstanding balance on March 31, 2004. Amounts outstanding under the United Kingdom overdraft facility bear interest of the bank base rate plus 1.00%. The United Kingdom overdraft facility is secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility. The U.K. overdraft facility expired on March 31, 2004 and we elected not to extend.

Long-Term Debt. As of March 31, 2004, long term debt consisted of $220 million principal amount of OPCO's 9.75% Senior Notes due November 15, 2011, $49.4 million principal amount of our 16.0% Senior Notes due May 15, 2012 and $49.4 million principal amount of our 13.95% Senior Subordinated Notes due May 15, 2012. Interest on Senior Notes and Senior Subordinated Notes will be payable semi-annually in arrears. On any semi-annual interest payment date on or prior to November 15, 2008, the Company has the option to pay all or any portion of the interest payable on the relevant interest payment date by increasing the principal amount of the Senior Notes or Senior Subordinated Notes, as applicable, in a principal amount equal to the interest that the Company chooses not to pay in cash. On any semi-annual payment date on or after May 15, 2009, all interest due on the Senior Notes and the Senior Subordinated Notes is payable in cash semi-annually, in arrears.

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

The Senior Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2004), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                             Percentage
          ----                             ----------
          2004 ............................. 112.5%
          2005.............................. 110.0%
          2006.............................. 107.5%
          2007.............................. 105.0%
          2008.............................. 102.5%
          2009 and thereafter............... 100.0%

The Senior Subordinated Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2005), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

          Year                              Percentage
          ----                              ----------
          2005 or prior...................... 100.0%
          2006............................... 112.5%
          2007............................... 110.0%
          2008............................... 107.5%
          2009............................... 105.0%
          2010............................... 102.5%
          2011 and thereafter................ 100.0%


Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we will retain servicing responsibilities and earn servicing fees, which are subject to reduction if the related loans are not collected. March 31, 2004, we had $8.0 million of loans receivable pledged under this agreement. The agreement expires on September 30, 2004; however the term of the agreement is automatically renewed each year for a term of twelve months, unless either party terminates it.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2004, excluding periodic interest payments, include the following:

                                                                  Payments Due by Period (in thousands)
                                             ---------------------------------------------------------------------------------
                                                 Total          Less than      1 - 3 Years      4 - 5 Years     After 5 Years
                                                                  1 Year
                                             --------------    ------------    ------------     ------------    --------------

Long-term debt:
     OPCO 9.75% Senior Notes due 2011.....   $     220,000     $         -     $         -      $         -     $     220,000
     16.0% Senior notes due 2012..........          47,871               -               -                -            47,871
     13.95% Senior Subordinated notes due
     2012.................................          47,871               -               -                -            47,871
Operating leases..........................          52,384          16,153          20,373            9,798             6,060
Other collateralized borrowings...........           8,000           8,000               -                -                 -
Other.....................................             206             206               -                -                 -
                                             --------------    ------------    ------------     ------------    --------------

Total contractual cash obligations........   $     376,332     $    24,359     $    20,373      $     9,798     $     321,802
                                             ==============    ============    ============     ============    ==============

------------------------------------------------------------------------------------------------------------------------------------

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


Balance Sheet Variations

March 31, 2004 compared to June 30, 2003

Cash and cash equivalents increased to $79.9 million at March 31, 2004 from $71.8 million at June 30, 2003. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Income taxes receivable increased to $7.1 million at March 31, 2004 from $2.9 million related primarily to U.S. carryback losses and the prepayment of taxes in our Canadian subsidiary.

Deferred income taxes decreased from $15.6 million at June 30, 2003 to $0 at March 31, 2004 as we recorded a full valuation allowance against deferred taxes of $17.6 million at March 31, 2004.

Goodwill and other intangibles increased $6.7 million from $143.4 million at June 30, 2003 to $150.1 million at March 31, 2004 due to foreign currency translation adjustments.

Debt issuance costs increased from $6.7 million at June 30, 2003 to $10.9 million at March 31, 2004 due to the refinancing of our debt.

Accounts payable decreased $4.6 million from $17.2 million at June 30, 2003 to $12.6 million at March 31, 2004 due to the timing of settlements with third party vendors and our franchisees.

Accrued expenses increased to $12.2 million at March 31, 2004 from $9.6 million at June 30, 2003 due to professional fees associated with legal matters associated with our Canadian subsidiary and the timing of our salary accrual.

Foreign income taxes payable increased from $1.4 million at June 30, 2003 to $6.8 million at March 31, 2004 due primarily to accrued Canadian income taxes.

Revolving credit facilities and long-term debt increased $12.3 million from $303.6 million at June 30, 2003 to $315.9 million at March 31, 2004. On November 13, 2003, we issued $220.0 million principal amount of $9.75% Senior Notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million Senior Secured Reducing Revolving Credit Facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under our existing credit facility, redeem the entire $109.2 million principal amount of our 10.875% Senior Notes due 2006, redeem the entire $20.0 million principal amount of our 10.875% Senior Subordinated Notes due 2006, redeem $20.0 million of our 13.0% Senior Discount Notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. In addition, $49.4 million, or 50% of the accreted value, of the 13.0% Senior Discount Notes due 2006 were exchanged for 16.0% Senior Noted due 2012 and $49.4 million, or 50% of the accreted value, of the 13.0% Senior Discount Notes due 2006 were exchanged for 13.95% Senior Subordinated Notes due 2012.

Total shareholders' deficit increased $16.8 million to $45.8 million from $29.0 million due to our net loss for the nine months ended March 31, 2004 offset by foreign translation adjustments.

Dollar Financial Corp. has filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of common stock. In addition to the proposed sale of common stock by the company, certain stockholders intend to sell common stock in the offering and intend to grant the underwriters an option to purchase common stock to cover over-allotments. The company will not receive any proceeds from the sale of shares by the selling stockholders. A copy of the prospectus relating to these securities may be obtained when available from Citigroup, Brooklyn Army Terminal, 140 58th Street, 8th floor, Brooklyn, NY 11220 (tel: 718-765-6732).


A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold and offers to buy may not be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy, and there shall not be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.




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

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2004, the Company held put options with an aggregate notional value of $(CAN) 12.0 million and
(GBP) 3.0 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of the fiscal year. The cost of these put options is included in prepaid expenses on the consolidated balance sheet. The cost of the options are amortized over the period in which the options are exercisable. Changes in the fair value of the put options are recorded through the statement of operations in corporate expenses and were not significant. All put options for the three and nine months ended March 31, 2004 expired out of the money at a cost of $69,000 and $190,000, respectively, which is included in corporate expenses in the consolidated statement of earnings. There were no put options held for the same period in fiscal 2003.

Canadian operations accounted for approximately 881.7% of consolidated pre-tax earnings for the nine months ended March 31, 2004. U.K. operations accounted for approximately 383.8% of consolidated pre-tax earnings for the nine months ended March 31, 2004. For the nine months ended March 31, 2003, Canadian operations accounted for approximately (4,195.0)% of our pre-tax loss and U.K operations accounted for (127.0)% of our pre-tax loss. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $16.9 million. Our U.K. subsidiaries have collateralized borrowings denominated in U.S. dollars that are subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.7 million for the nine months ended March 31, 2004 and $2.6 million for the nine months ended March 31, 2003. This impact represents nearly 126.6% of our consolidated pre-tax earnings for the nine months ended March 31, 2004 and (546.7)% of our consolidated pre-tax loss for the nine months ended March 31, 2003.

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


Changes in Internal Control Over Financial Reporting


There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; we are appealing this ruling. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against us in other provinces of Canada, but we have not been served with the statements of claim in any such actions to date. We believe that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.


We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits and believe we have meritorious defenses to the claims asserted in those matters.

In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business.

We do not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect our financial condition, results of operations or cash flows in future periods.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibit No.                Description of Document

        10.1 Amendment No. 1 to Second Amended and Restated Stockholders Agreement. dated as of March 11, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss.(2)
        10.2 Employment Agreement, dated as of December 13, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss.(1)
        10.3 Employment Agreement, dated as of December 13, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt.(1)
        10.4 Employment Agreement, dated as of April 30, 2002, by and between Dollar Financial Group, Inc. and Cameron Hetherington.(2)
        31.1     Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Executive
                 Officer.
        31.2     Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Financial
                 Officer.
        32.1     Section 1350 Certification of Chief Executive Officer
        32.2     Section 1350 Certification of Chief Financial Officer

        (1) Incorporated by reference to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on March 12, 2004 (File No. 333-113570).
        (2) Filed herewith.



(b) Reports on Form 8-K

        On February 4, 2004, OPCO furnished on Form 8-K a press release announcing its earnings for the fiscal quarter ended December 31, 2003.

        On February 12, 2004, OPCO furnished on Form 8-K a transcript of its February 12, 2004 investor conference call.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DOLLAR FINANCIAL CORP.


Date: April 23, 2004         *By:      /s/ DONALD GAYHARDT
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