Form 10-K
period 2004-06-30
DOLLAR FINANCIAL CORP
filed 2004-09-16
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

             Commission File Number             333-111473-02

                             DOLLAR FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                   23-2636866
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

           1436 Lancaster Avenue
             Berwyn, Pennsylvania                             19312-1288
      (Address of Principal Executive                        (Zip Code)
                  Offices)

Registrant's telephone number, including area code (610) 296-3400

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There is no market for the common stock of Dollar Financial Corp. See "Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


    As of August 31, 2004, 19,864.87 shares of the registrant's common stock, par value $0.01 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         N/A

                             DOLLAR FINANCIAL CORP.

                                Table of Contents

                            2004 Report on Form 10-K


                                     PART I

Item 1.   Business..................................................................................     4
Item 2.   Properties................................................................................    20
Item 3.   Legal Proceedings.........................................................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    21


                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities................................................    22
Item 6.   Selected Financial Data...................................................................    22
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................    25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................    37
Item 8.   Financial Statements and Supplementary Data...............................................    38
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................................    73
Item 9A.  Controls and Procedures...................................................................    73
Item 9B.  Other Information.........................................................................    73

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................    73
Item 11.  Executive Compensation....................................................................    76
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................    80
Item 13.  Certain Relationships and Related Transactions............................................    81
Item 14.  Principal Accountant Fees and Services....................................................    84


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    85

Signatures..........................................................................................    92

Item 1. BUSINESS

General

    We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,110 stores, including 638 company-operated stores, in 16 states, the District of Columbia, Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

    We are a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. We recently changed our name to Dollar Financial Corp. We operate our store network through our direct wholly-owned subsidiary, Dollar Financial Group, Inc., a New York corporation formed in 1979, and its direct and indirect wholly-owned foreign and domestic subsidiaries.

    Our network includes the following platforms for delivering our financial services to the consumer in our core markets:

    United States

        We operate a total of 319 stores, with 231 operating under the name "Money Mart(R)" and 88 operating under the name "Loan Mart(R)." The Money Mart stores typically offer our full range of products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. We also have relationships with 458 document transmitter locations, such as independent mail stores and insurance offices, which assist in completing short-term consumer loans we market through a direct-to-consumer lending operation.

        Our U.S. business had revenues of $109.9 million for fiscal 2004 and $110.5 for fiscal 2003.

    Canada

        There are 311 stores in our Canadian network, of which 194 are operated by us and 117 are operated by franchisees. All stores in Canada are operated under the name "Money Mart" except locations in the Province of Quebec. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

        Our Canadian business had revenues of $(USD)84.8 million for fiscal 2004 and $(USD)67.0 or fiscal 2003.

    United Kingdom

        There are 480 stores in our U.K. network, of which 125 are operated by us and 355 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name "Cash A Cheque") are operated under the name "Money Shop." The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.

        Our U.K. business had revenues of $(USD)51.8 million for fiscal 2004 and $(USD)41.9 for fiscal 2003.

        We have 472 franchised locations in Canada and the United Kingdom. These franchised locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise revenues were $6.3 million for fiscal 2003 and $7.5 million for the fiscal year June 30, 2004. We also use independent third-party businesses such as mail stores and insurance offices, which we refer to as document transmitters, to assist in the transmission of short-term consumer loan applications.

    Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2004, we cashed 8.4 million checks with a total face amount of $3.2 billion and an average face amount of $376 per check. Acting both as a servicer and as a direct lender, we originated 3.0 million short-term consumer loans with an average principal amount of $288 and a weighted average term of approximately 14 days. In addition, we acted as a direct lender originating 4,675 longer-term installment loans with an average principal amount of $845 and a weighted average term of approximately 365 days. We also strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Industry Overview

    We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.

    Lower- and middle-income individuals represent the largest part of the population in each country in which we operate. Many of these individuals work in the service sector, which in the U.S. is one of the fastest growing segments of the workforce.

    However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:

    o do not have sufficient assets to meet minimum balance requirements or to achieve the benefits of savings with banks;

    o   do not write enough checks to make a bank account beneficial;

    o   need to access financial services outside of normal banking hours;

    o   desire not to pay fees for banking services that they do not use;

    o   require immediate access to cash from their paychecks; and

    o   may have a dislike or distrust of banks.

    In addition to check cashing services, under-banked consumers also require short-term loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:

    o   their immediate need for cash;

    o   irregular receipt of payments from their employers;

    o   their desire for convenience and customer service; and

    o   the unavailability of bank loans in small denominations for short terms.

    Despite the demand for basic financial services, access to banks has become more difficult over time for many consumers. Many banks have chosen to close their less profitable or lower-traffic locations. Typically, these closings have occurred in lower-income neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Many banks have also reduced or eliminated some services that under-banked consumers need.

    As a result of these trends, a significant number of retailers have begun to offer financial services to lower- and middle-income individuals. The providers of these services are fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary services.

    We believe that the under-banked consumer market will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population and an increase in the number of service-sector jobs as a percentage of the total workforce.

    The demographics of the typical customers for non-banking financial services vary slightly in each of the markets in which we operate, but the trends driving the industry are generally the same. In addition, the type of store and services that appeal to customers in each market vary based on cultural, social, geographic and other factors. Finally, the composition of providers of these services in each market results in part from the historical development and regulatory environment in that market.

Growth Opportunities

    We believe that significant opportunities for growth exist in our industry as a result of:

    o   growth of the service-sector workforce;

    o failure of commercial banks and other traditional financial service providers to address adequately the needs of lower- and middle-income individuals; and

    o   trends favoring larger operators in the industry.

    We believe that, as the lower- and middle-income population segment increases, and as trends within the retail banking industry make banking less accessible to these consumers, the industry in which we operate will see a significant increase in demand for their products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:

    o   economies of scale available to larger operators;

    o use of technology to serve customers better and to control large store networks;

    o inability of smaller operators to form the alliances necessary to deliver new products; and

    o   increased licensing and regulatory burdens.

    This consolidation process should provide us, as operator of one of the largest store networks, with opportunities for continued growth.

Competitive Strengths

    We believe that the following competitive strengths position us well for continued growth:

    Leading Position in Core Markets. We have a leading position in core markets, operating 319 stores in the United States, 194 stores in Canada and 125 stores in the United Kingdom as of June 30, 2004. We have 117 franchised locations in Canada and 355 franchised locations in the United Kingdom. Highlights of our competitive position in these core markets include the following:

    o Our domestic network is focused in rapidly growing markets in the western United States, where we believe we have held leading market positions for over 10 years.

    o We believe that we are the industry leader in Canada, and that we hold a dominant market share with a store in almost every city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85%.

    o We are the largest check cashing company in the United Kingdom, comprising nearly 25% of the market measured by number of stores, although we believe that we account for 40% of all check cashing transactions performed at check cashing stores.

    High-quality Customer Service. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers. We believe that our customers appreciate this convenience, as well as the flexible and extended operating hours that we typically offer, which are often more compatible with our customers' work schedules. We provide our customers with a clean, attractive and secure environment in which to transact their business. We believe that our friendly and courteous customer service at both the store level and through our centralized support centers is a competitive advantage.


    Diversified Product and Geographic Mix. Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders and money transfers. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services. For fiscal 2004, the revenue contribution by our check cashing operations was 47.6%, our consumer lending operations was 39.1% and our other financial services was 13.3%. In addition to our product diversification, our business is diversified geographically. For fiscal 2004, our U.S. operations generated 44.6% of our total revenue, our Canadian operations generated 34.4% of our total revenue and our U.K. operations generated 21.0% of total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities.

    Diversification and Management of Credit Risk. Our revenue is generated through a high volume of small dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, includes the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2004, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.2%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 1.8%.

    Management Expertise. We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry. Our Chairman and Chief Executive, Jeffrey Weiss, and our President Donald Gayhardt, have been with us since 1990 and have demonstrated the ability to grow our business through their operational leadership, strategic vision and experience in making selected acquisitions. Since 1990, Mr. Weiss and Mr. Gayhardt have assisted us in completing 31 acquisitions that added 418 company-operated stores. In addition, the management team is highly motivated to ensure continued business success, as they collectively own approximately 16.9% of our common stock.

Business Strategy

    Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

    Capitalizing on Our Enhanced Network and System Capabilities. With our network of 1,110 stores, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

    Growing Through Disciplined Network Expansion. We intend to continue to grow our network through the addition of new stores and franchisees, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential. We seek to add locations that offer check cashing, consumer lending or a combination of both. In addition, we will continue to grow our direct-to-consumer lending services that enable us to access a broader customer base without the capital expense of adding company stores.

    Maintaining our Customer-driven Retail Philosophy. We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our working, lower- and middle-income customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our U.S. stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including incentive programs to reward employees for exceptional customer service.

    Introducing Related Products and Services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2003, we introduced reloadable debit cards and customer loyalty programs in many of our stores. We also offered new tax-based products to our Canadian customers, providing qualified individuals with cash advances against anticipated tax refunds. We intend to continue to innovate and develop new products and services for our customers.

    Expansion of Our Franchising Strategy. We intend to expand the reach of our business and our network through an extension of our existing franchising strategy. In Canada and the United Kingdom, we have developed our leading market positions in part through the use of a franchising strategy that allowed us to expand without incurring additional capital expenditures. As of June 30, 2004, we had 117 franchised locations in Canada and 355 franchised locations in the United Kingdom.

Customers

    Our core customer group generally lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and cannot afford to wait for checks to clear through the commercial banking system. We believe that many of our customers use our check cashing and short-term lending services in order to access cash immediately without having to maintain a minimum balance in a checking account and to borrow money to fund living expenses and other needs. We believe that consumers value our affordability and attention to customer service, and their choice of financial service provider is influenced by our convenient locations and extended operating hours.

U.S. Customers

    Based on our operating experience and information provided to us by our customers, we believe that our core domestic check cashing customer group is composed of individuals between the ages of 18 and 44. The majority of these individuals rent their homes, are employed and have annual household incomes of between $10,000 and $35,000, with a median income of $22,500. We believe that many of our customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. In addition, we believe that although approximately 49% of our U.S. customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours more convenient than those of banks and because they value the ability to receive cash immediately, without waiting for a check to clear.

    Our operating experience and customer data also suggest that our short-term consumer loan customers are mainly individuals between the ages of 18 and 49. The majority of these individuals rent their homes and are employed in professional/managerial positions. A survey conducted by the Credit Research Center of Georgetown University found that 51.5% of short-term consumer loan customers reported household incomes between $25,000 and $50,000 with 25.4% greater than $50,000. The survey also found that these customers choose short-term consumer loans because of easy and fast approval and convenient location. Unlike many of our check cashing customers, short-term consumer loan customers have a bank account but experience temporary shortages in cash from time to time.

Canadian Customers

    Based on recent market research surveys, we believe that the demographics of our Canadian customers are somewhat different from those of our U.S. customers. Our typical Canadian check cashing customer is approximately 32 years old, employed in the trades/labor sector and earning $(USD)28,000 annually. Our typical Canadian short-term loan customer is 25 to 44 years old, employed in the services sector and earning $(USD)35,000 annually. Approximately 60% of our Canadian customers are male and 40% are female. In contrast to the United States, 66% of our Canadian check cashing customers have bank accounts. Our research shows that these customers continue to use our services because of our fast and courteous service, the stores' extended operating hours and convenient locations.

U.K. Customers

    Recent market research conducted on our behalf and our own customer data have shown that 89% of our U.K. customers have annual incomes below $(USD)30,000, and 58% are under the age of 35. According to market research, approximately 85% of our customer base is employed, with equal numbers of males and females. While 80% of our U.K. customers have bank accounts, they report a high level of dissatisfaction with their current bank relationship. Market research indicated customer service satisfaction levels for our U.K. customers above 95% compared with 50% to 65% satisfaction for the major banks. Staff friendliness and face-to-face contact are key drivers of customer satisfaction. The need for immediate cash is the number one reason for using our services.

Products and Services

    Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term consumer loans and use one or more of the additional financial services available at most locations including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Check Cashing

    Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer's identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer's check cashing history at our stores. For fiscal 2004, check cashing fees averaged approximately 3.70% of the face value of checks cashed.

    The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                     Year ended June 30,
                                    --------------------------------------------------------------------------------------
                                           2000              2001             2002             2003            2004
                                    --------------------------------------------------------------------------------------
Consolidated operations:
Face amount of checks cashed.......     $2,743,765,000   $3,046,705,000    $2,969,455,000  $2,938,950,000  $3,169,350,000
Number of checks cashed............          8,204,528        9,001,635         8,689,819       8,568,944       8,427,990
Average face amount per check......            $334.42          $338.46           $341.72         $342.98         $376.05
Average fee per check..............             $11.87           $11.74            $12.06          $12.65          $13.93
Average fee as a % of face amount..              3.55%            3.47%             3.53%           3.69%           3.70%

U.S. operations:
Face amount of checks cashed.......     $1,712,912,000   $1,728,504,000    $1,636,967,000  $1,384,958,000  $1,349,956,000
Number of checks cashed............          4,654,747        4,485,393         4,317,534       3,855,664       3,621,174
Average face amount per check......            $367.99          $385.36           $379.14         $359.20         $372.80
Average fee per check..............             $12.17           $12.19            $12.41          $12.75          $13.18
Average fee as a % of face amount..              3.31%            3.16%             3.27%           3.55%           3.54%

                                                                     Year ended June 30,
                                    --------------------------------------------------------------------------------------
                                           2000              2001             2002             2003            2004
                                    --------------------------------------------------------------------------------------
Canadian and U.K. operations:
Face amount of checks cashed.......     $1,030,853,000   $1,318,201,000    $1,332,488,000  $1,553,992,000  $1,819,394,000
Number of checks cashed............          3,549,781        4,516,242         4,372,285       4,713,280       4,806,816
Average face amount per check......            $290.40          $291.88           $304.76         $329.71         $378.50
Average fee per check..............             $11.47           $11.30            $11.71          $12.58          $14.50
Average fee as a % of face amount..              3.95%            3.87%             3.84%           3.82%           3.83%

    If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collections department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2004, we collected 73.6% of the face value of returned checks.

    The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S. operations and Canadian and U.K. operations for the periods indicated below:

                                                                       Year ended June 30,
                                           -----------------------------------------------------------------------------
                                                2000             2001            2002           2003           2004
                                           -----------------------------------------------------------------------------
Consolidated operations:
Face amount of returned checks............    $22,870,000     $27,938,000     $27,874,000   $26,164,000     $29,061,000
Collections on returned checks............     17,100,000      19,752,000      20,812,000    19,426,000      21,399,000
Net write-offs of returned checks.........      5,770,000       8,186,000       7,062,000     6,738,000       7,662,000
Collections  as a  percentage  of returned
   checks.................................          74.7%           70.7%           74.7%         74.2%           73.6%
Net write-offs as a percentage of check
   cashing revenues.......................           5.9%            7.7%            6.7%          6.2%            6.5%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.21%           0.27%           0.24%         0.22%           0.24%

U.S. operations:
Face amount of returned checks............    $12,023,000     $14,519,000     $15,411,000   $12,046,000     $13,761,000
Collections on returned checks............      7,811,000       8,872,000      10,560,000     8,335,000      10,285,000
Net write-offs of returned checks.........      4,212,000       5,647,000       4,851,000     3,711,000       3,476,000
Collections  as a  percentage  of returned
   checks.................................          65.0%           61.1%           68.5%         69.2%           74.7%
Net write-offs as a percentage of check
   cashing revenues.......................           7.4%           10.3%            9.1%          7.6%            7.3%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.25%           0.33%           0.30%         0.25%           0.26%

Canadian and U.K. operations:
Face amount of returned checks............    $10,847,000     $13,419,000     $12,463,000   $14,118,000     $15,300,000
Collections on returned checks............      9,289,000      10,880,000      10,252,000    11,091,000      11,114,000
Net write-offs of returned checks.........      1,558,000       2,539,000       2,211,000     3,027,000       4,186,000
Collections  as a  percentage  of returned
   checks.................................          85.6%           81.1%           82.3%         78.6%           72.6%
Net write-offs as a percentage of check
   cashing revenues.......................           3.8%            5.0%            4.3%          5.1%            6.0%
Net  write-offs  as a  percentage  of face
   amount of checks cashed................          0.15%           0.19%           0.17%         0.20%           0.23%


Consumer Lending

    We originate short-term loans on behalf of two domestic banks and for our own account.

    The short-term consumer loans we originate are commonly referred to as "payday" or "deferred deposit" loans. In a payday-loan transaction, at the time the funds are advanced to the borrower, the borrower signs a note and provides the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower's checking account for the loan principal plus a finance charge; on the due date of the loan (which is generally set at a date on or near the borrower's next payday), the check or automated clearinghouse debit is presented for payment.

    Since June 13, 2002, we have acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On behalf of these banks, we market unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $700, with terms of 7 to 23 days. Under these programs, we earn servicing fees, which may be reduced if the related loans are not collected. We maintain a reserve for estimated reductions. In addition, we maintain a reserve for anticipated losses for loans we make directly. In order to estimate the appropriate level of these reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2004, County Bank originated or extended approximately $136.2 million of loans through our locations and document transmitters. First Bank originated or extended approximately $249.1 million of loans through us during this period. County Bank originated or extended approximately $277.9 million of loans through us during fiscal 2003 and First Bank originated or extended approximately $92.5 million of loans through us for the same period.

    We also originate unsecured short-term loans to customers on our own behalf in Canada, the United Kingdom and certain U.S. markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to (pound)600, with a term of 28 days. We originated or extended approximately $491.4 million of the short-term consumer loans through our locations and document transmitters during fiscal 2004 and approximately $428.7 million through our locations and document transmitters during 2003. In addition, beginning in fiscal 2003 we acted as a direct lender originating 1,402 longer-term installment loans with an average principal amount of $793 and a weighted average term of approximately 365 days. In fiscal 2004, we originated 4,675 longer-term installment loans with an average principal of amount $845 and a weighted average term of approximately 365 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $1.1 million in fiscal 2003 and $3.9 million in fiscal 2004 and introduced this product in certain U.S. and Canadian markets late in fiscal 2004.

    We had approximately $29.1 million of consumer loans on our balance sheet at June 30, 2004 and approximately $21.4 million on June 30, 2003. These amounts are reflected in total loans receivable. Loans receivable, net at June 30, 2004 are reported net of a reserve of $2.3 million related to consumer lending. Loans receivable at June 30, 2003 are reported net of a reserve of $1.3 million related to consumer lending.

         The following table presents a summary of our consumer lending originations, which includes loan extensions, and revenues for the following periods (dollars in thousands):

                                                                           Year ended June 30,
                                                               --------------------------------------------
                                                                   2002          2003           2004
                                                               --------------------------------------------
                                                                             (in thousands)
U.S. company funded consumer loan originations(1)............. $      19,723 $      81,085   $      65,868
Canadian company funded consumer loan originations(2).........       188,632       248,149         309,016
U.K. company funded consumer loan originations(2).............        76,344        99,499         116,532
                                                               --------------------------------------------
Total company funded consumer loan originations............... $     284,699 $     428,733   $     491,416
                                                               ============================================

Servicing revenues, net....................................... $      44,765 $      41,175   $      47,144
U.S. company funded consumer loan revenues....................         3,545        14,137           9,873
Canadian company funded consumer loan revenues................        16,280        22,492          31,479
U.K. company funded consumer loan revenues....................        10,763        13,725          17,750
Provision for loan losses on company funded loans.............        (5,554)       (9,967)         (9,928)
                                                               --------------------------------------------
Total consumer lending revenues, net.......................... $      69,799 $      81,562   $      96,318
                                                               ============================================

Gross charge-offs of company funded consumer loans............ $      23,684 $      42,497   $      45,074
Recoveries of company funded consumer loans...................        18,130        32,105          36,102
                                                               --------------------------------------------
Net charge-offs on company funded consumer loans.............. $       5,554 $      10,392   $       8,972
                                                               ============================================

Gross charge-offs of company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          8.4%          9.9%            9.2%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          6.4%          7.5%            7.4%
Net charge-offs on company funded consumer loans as a
   percentage of total company funded consumer loan
   originations...............................................          2.0%          2.4%            1.8%

    (1)Our company-operated stores in the United States originate company funded and bank funded short-term consumer loans. Document transmitter locations in the United States originate only bank funded loans.

    (2)All consumer loans originated in Canada and the United Kingdom are company funded.

    Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans.

                                                                            Year ended June 30,
                                                                 -------------------------------------------
                                                                     2002          2003            2004
                                                                 -------------------------------------------
U.S. stores originating company funded loans..................        164            33              43
U.S. stores originating bank funded loans.....................        178           286             275
                                                                 -------------------------------------------
Total U.S. stores originating short-term consumer loans.......        342           319             318
                                                                 ===========================================

    The increase in total company funded originations of $59.9 million in fiscal 2004 over fiscal 2003, as well as in prior periods, was driven primarily by increases in originations in Canada and the United Kingdom newly opened stores. Eagle National Bank discontinued the business of offering short-term consumer loans through our stores pursuant to a December 18, 2001 consent order entered into with the U.S. Comptroller of the Currency. Under the program with Eagle National Bank, we earned marketing and servicing fees. Eagle originated or extended approximately $402.7 million of loans through us during fiscal 2002.

Other Services and Products

    In addition to check cashing and short-term loans, our customers may choose from a variety of products and services when conducting business at our locations. These services include Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services. A survey of our customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.

    Among our most significant products and services other than check cashing and short-term loans are the following:

o Money Transfers--Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 170,000 agents in more than 190 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2004, we generated total money transfer revenues of $13.1 million, primarily at our check cashing stores.

o Money Orders--Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2004, money order transactions had an average face amount of $160.1 and an average fee of $1.05. For fiscal 2004, our customers purchased 2.3 million money orders, generating total money order revenues of $2.4 million.

Store Operations

Locations

         The following chart sets forth the number of stores in operation as of the dates:

                                                                  June 30,
                                                 ------------------------------------------
                  Markets                          2000     2001    2002   2003     2004
                  -------                        ------------------------------------------
CALIFORNIA
Southern.................................            44       47      47     47       47
Northern.................................            92       95      93     91       90

ARIZONA
Phoenix..................................            34       40      45     43       43
Tucson...................................             7       13      16     16       16

OHIO
Cleveland................................            21       19      19     18       18
Other Ohio cities (1)....................             7        5       4      4        4

PENNSYLVANIA
Philadelphia.............................            11        8       8      6        6
Pittsburgh...............................            10       11      11     11       11

OTHER UNITED STATES
Washington...............................            17       21      18     18       18
Virginia.................................            15       16      16     16       16
Oklahoma.................................             8       13      13     10       10
Nevada...................................             1       11      11      8        8
Colorado.................................             6       14      15      7        7
Oregon...................................             2        5       5      5        5
Louisiana................................             3        4       4      4        4
Texas....................................             3        3       4      4        4
Utah.....................................             7        5       5      4        4
New Mexico...............................             4        3       3      3        3
Hawaii...................................             3        3       3      3        3
Maryland/D.C.............................             4       11      10      2        1
Wisconsin................................             1        1       1      1        1
CANADA
Company operated.........................           139      157     167    181      194
Franchised locations.....................            81       86      87    109      117

UNITED KINGDOM
Company operated.........................           107      126     123    122      125
Franchised locations.....................           264      261     290    351      355
                                                 ------------------------------------------
Total stores.............................           891      978   1,018  1,084    1,110
                                                 ==========================================

(1) These other cities include Akron, Canton, Youngstown and Cincinnati.

    All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm systems, computers, time-delayed safes and other office equipment. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers.

    Since fiscal 2001, the number of stores operated by us in the United States has declined from 348 to 319. From fiscal 2001 through fiscal 2004, we did not renew store leases, which were scheduled to expire, in various markets because we determined that our operating margins in these locations were not satisfactory. We expect the number of stores in the United States to remain relatively stable in the foreseeable future, as we anticipate focusing our new store and acquisition strategy in Canada and the United Kingdom.

Acquisitions

    Since 1990, we have grown our store network domestically and internationally in part through acquisitions. We have successfully targeted, executed and closed over 31 acquisitions that added 418 company-owned stores.

    In November 1996, we completed our first acquisition of Canadian stores, adding 36 company operated locations and 107 franchised locations. We now operate 194 stores in Canada and have 117 franchised locations. During fiscal 1998, we opened our first Loan Mart stores in the United States, offering only short-term consumer loans. We have continued to build new Loan Mart stores in a number of markets in the United States and today operate 88 of these stores. In February 1999, we completed our first acquisition of stores in the United Kingdom when we purchased 11 stores. Since entering the U.K. market, we have completed five additional acquisitions of chains which added 74 company-operated stores and 265 franchised locations, built 40 new company-operated stores and added 90 new franchised locations, net. We now operate a total of 125 stores in the United Kingdom and have 355 franchised locations.

Facilities and Hours of Operation

    As part of our retail and customer-driven strategy, we present a clean and attractive environment and an appealing format for our stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the teller and back office areas.

    Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of "normal" banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, we operate stores 24 hours, seven days per week.

Operational Structure

    Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall direction. We also maintain corporate offices in Victoria, British Columbia and Nottingham, England. Management of our North American store operations is located in our Victoria office while the Nottingham office provides support for our U.K. store operations. This support includes centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing. Our corporate staff also includes personnel dedicated to compliance functions, including internal audit, risk management, privacy and general counsel functions. We believe that our ongoing investment in and company-wide focus on our compliance practices provides us with a competitive advantage relative to most other companies in our industry.

    Additionally, in each country in which we operate, we have a store management organization that is responsible for the day to day operations of our stores. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a market manager who supervises approximately five district managers. The market managers report to the head of operations in each of our corporate offices.

    In addition, in fiscal 2001 we opened a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs 141 full-time staff. Operating from 8:00 A.M. to midnight, eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collection personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations.

Technology

    We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan collection efforts better and to comply with regulatory record keeping and reporting requirements.

    We continue to enhance our point-of-sale transaction processing system composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit verification process. Also, we have deployed an enhanced centralized loan management and collections system that provides improved customer service processing and management of loan transactions. The loan-management system and collections system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology, which has the effect of reducing both processing and loan closing times. The point-of-sale system, together with the enhanced loan-management and collections systems, has improved our ability to offer new products and services and our customer service.

Security

    The principal security risks to our operations are robbery and defalcation. We have put in place extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.6% of total revenues for fiscal 2004, a decline from net security losses of 0.8% of total revenues for fiscal 2003.

    To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store's security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure teller area. Additional security measures include identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

    Since we handle high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical in combating defalcations. We have an internal auditing program that includes periodic unannounced store audits and cash counts at randomly selected locations.

Advertising and Marketing

    We frequently survey and research customer trends and purchasing patterns in order to place the most effective advertising for each market. Our marketing promotions typically include in-store merchandising materials, advertising support and instruction of store personnel in the use of the materials. Drawing on statistical data from our transaction database, we use sophisticated direct marketing strategies to communicate with existing customers and prospects with demographic characteristics similar to those of existing customers. National television advertising promotes our brand in Canada and our franchisees contribute to fund this advertising. We also arrange cooperative advertising for our products and services with strategic partners such as Western Union. We provide our store managers with local marketing training that sets standards for promotions and marketing programs for their stores. Local marketing includes attendance and sponsorship of community events. A national classified telephone directory company is used to place all Yellow Pages advertising as effectively and prominently as possible. We research directory selection to assure effective communication with our target customers.

Competition

    Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. The industry in which we operate in the United States is highly fragmented. An independent industry report estimated the number of check cashing outlets at 13,000 in March 2002, an increase from the approximately 2,200 national listings in 1986, according to a similar industry survey. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. According to an industry survey, the seven largest check cashing chains in the United States control fewer than 22% of the total number of U.S. stores, reflecting the industry's fragmented nature. An independent report estimated the number of stores offering short-term consumer loans as their principal business at approximately 15,000 as of December 2002.

    In Canada, we believe that we are the industry leader and that we hold a dominant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or short-term consumer loans to be 1,100. We believe there is only one other network of stores with over 100 locations and only three chains with over 50 locations. While we believe that we enjoy almost 30% market share by outlet in Canada, our research estimates our market share by volume of business to be closer to 50%.

    Based on information from the British Cheque Cashers Association, we believe that we have a U.K. market share of approximately 25%. In addition, we believe that our 480 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.

    In addition to other check cashing stores and consumer lending stores in the United States, Canada and the United Kingdom, we compete with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants provide this service to a limited number of customers with superior credit ratings and will typically only cash "first party" checks, or those written on the customer's account and made payable to the store.

    We also compete with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

    We believe that convenience, hours of operations and other aspects of customer service are the principal factors influencing customers' selection of a financial services company in our industry, and that the pricing of products and services is a secondary consideration.

Regulation

    We are subject to regulation by foreign, federal and state governments that affects the products and services we provide. In general, this regulation is designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock.

Regulation of Check Cashing

    To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in seven states: Arizona, California, Hawaii, Louisiana, Maryland, Ohio, Pennsylvania and the District of Columbia where regulations set maximum fees for cashing various types of checks. Our fees comply with all state regulations.

    Some states, including California, Ohio, Pennsylvania, Utah, Washington and the District of Columbia have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.

    In Canada, the federal government does not directly regulate our industry, nor do provincial governments generally impose any regulations specific to the industry. The exception is in the Province of Quebec, where check cashing stores are not permitted to charge a fee to cash government checks.

    In the United Kingdom, as a result of the Cheques Act of 1992, banks are now liable to refund checks cleared by the bank that involved fraud or dishonesty. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for all individuals and businesses wishing to operate a check clearing facility such as ours. Additionally, in 2001 the Money Laundering Act of 1993 was enhanced, required check cashing, money transfer and bureau de change providers to be licensed. We currently comply with these more stringent rules and regulations.

Regulation of Consumer Lending

    In the majority of states where we engage in consumer lending, we act as a servicer for County Bank or First Bank, federally insured financial institutions both chartered under the laws of the state of Delaware. We provide County Bank and First Bank with marketing, servicing and collections services for their unsecured short-term loan products that are offered under our brand name Cash 'Til Payday(R).

    County Bank and First Bank are subject to federal and state banking regulations. Legislation has been introduced in the past at both the state and federal levels that could affect our ability to generate origination fees as a servicer for a bank, as well as our ability to offer consumer loans directly to consumers. While we do not believe that any federal legislation will be passed, if enacted we would not be able to market short-term loans as currently structured. The FDIC has also proposed increasing the capital requirement for banks involved in this business to as much as 100%. These capital requirements could make it substantially more expensive for such banks to engage in consumer lending.

    We have determined, primarily for regulatory reasons, that we should make consumer loans directly to consumers in seven states where advantageous enabling legislation exists: California, Colorado, Louisiana, Oklahoma, Oregon, Virginia and Wisconsin. We do not plan to open any company-operated stores to engage in the consumer lending business in 13 other states where legislation is unfavorable or the service is not likely to be profitable. We currently can participate in the consumer lending business in all states where we have a sizable presence, although there is no guarantee that this situation will continue. We recently ceased offering short-term consumer loans in Georgia in response to a law passed by the state legislature prohibiting these loans. Our short-term consumer lending business in Georgia was immaterial financially, generating revenues of $755,000 in fiscal 2004 and $500,000 in fiscal 2003, and we had no company-operated stores in that state. We are not currently aware of similar legislation that would require us to exit markets where we generate significant revenues.

    Our Canadian consumer lending activities are subject to provincial licensing in Saskatchewan, Nova Scotia and Newfoundland but are subject only to limited substantive regulation. A federal usury ceiling applies to loans we make to Canadian consumers. Such borrowers contract to repay us in cash; if they repay by check, we also collect, in addition to the maximum permissible finance charge, our customary check-cashing fees.

    In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 and related rules and regulations. As required by the act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition policy and consumer protection. The act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. To comply with these rules, we use model credit agreements provided by the British Cheque Cashers Association.

    Our consumer lending activities are also subject to certain other state, federal and U.K. regulations, including, but not limited to, regulations governing lending practices and terms, such as truth in lending and usury laws, and rules regarding advertising content.

Currency Reporting Regulation

    Regulations promulgated by the United States Department of the Treasury under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

    Also, money services businesses are required by the Money Laundering Act of 1994 to register with the United States Department of the Treasury. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The USA PATRIOT Act includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that will directly impact check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the USA PATRIOT Act.

Privacy Regulation

    We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.

Other Regulation

    We operate a total of 137 stores in California. This state has enacted a so-called "prompt remittance" statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statute limits the number of days, known as the "float," that we have use of the money from the sale of the money order.

    In addition to fee regulations, licensing requirements and prompt remittance statutes, certain jurisdictions have also placed limitations on the commingling of money order proceeds and established minimum bonding or capital requirements.

Proprietary Rights

    We hold the rights to a variety of service marks relating to products or services we provide in our stores. In addition, we maintain service marks relating to the various names under which our stores operate.

Insurance Coverage

    We maintain insurance coverage against losses, including theft, to protect our earnings and properties. We also maintain insurance coverage against criminal acts with a deductible of $50,000 per occurrence.

Employees

    On June 30, 2004, we employed 3,343 persons worldwide, consisting of 320 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 3,023 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

    None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    This report may contain certain forward-looking statements regarding our expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, regulatory factors and the success of our strategies and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "will" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statement, including our goals referred to herein, include but are not limited to our inability to:

    o effectively compete in the financial services industry and maintain our share of the market;

    o manage risks inherent in an international operation, including foreign currency fluctuation;

    o   maintain our key banking relationships;

    o   sustain demand for our products and services;

    o manage changes in applicable laws and regulations governing consumer protection and lending practices;

    o   manage our growth effectively;

    o   compete in light of technological advances; or

    o   safeguard against employee error and theft.


Item 2. PROPERTIES

    All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2004, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

      Period Ending           Number of
         June 30,          Leases Expiring
      -------------        ---------------
        2005                     111
        2006 - 2009              425
        2010 - 2014              112
        2015 - 2019               12
        2020 - 2024                1
                               ------
                                 661
                               ======

    The following table reflects the change in the number of stores during fiscal years 2002, 2003 and 2004:

                                                        2002     2003    2004
                                                      -------- -------- -------
      Number of stores at beginning of period            978    1,018   1,084
          New stores opened                               25       14      14
          Stores acquired                                  1        5       3
          Stores closed                                 (16)     (36)     (3)
          Net change in franchise stores                  30       83      12
                                                      -------- -------- -------
      Number of stores at end of period                1,018    1,084   1,110
                                                      ======== ======== =======

Item 3. LEGAL PROCEEDINGS

    We are a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3,
2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that we failed to provide employees with meal and rest breaks required under a new state law (Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. Approximately 92% of these settlement offers have been accepted. Plaintiff's' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. We believe we have meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. We believe we have adequately provided for the costs associated with this matter. We are vigorously defending the Castillo, Chin and Williams lawsuits; and believe we have meritorious defenses to the claims asserted in those matters. We believe the outcome of such litigation will not significantly affect our financial results.

    On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, we moved to stay the action as against us and to compel arbitration of plaintiff's claims as required by his agreement with us. The court's decision denying that motion is presently on appeal. We believe we have meritorious defenses to the action and intend to defend it vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

    On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. . A similar action was also filed in the Court of Queen's Bench of Manitoba on April 26, 2004 by Nicole Blasko. The allegations and putative class in the Smith and Blasko actions are substantially the same as those in the Mortillaro action Like the plaintiff in the MacKinnon action referred to above, Mortillaro, Young, Smith and Blasko have agreed to arbitrate all disputes with us. We believe that we have meritorious procedural and substantive defenses to the claims of each of these plaintiffs, and we intend to defend those claims vigorously. We believe the outcome of such litigation will not significantly affect our financial results.

    In addition to the litigation discussed above, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. In our opinion, the outcome of such litigation and proceedings will not significantly affect our financial results.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    There is no established public trading market for our common stock.

    We did not pay any cash dividends in respect of our common stock during fiscal 2003 and fiscal 2004. The indentures dated November 13, 2003 between us and U.S. Bank, National Association as trustee, relating to our 16.0% senior notes due 2012 and our 13.95% senior subordinated notes due 2012, as well as our credit agreement and the indenture dated November 13, 2003 between Dollar Financial Group, Inc. and U.S. Bank, National Association as trustee, relating to Dollar Financial Group, Inc.'s 9.75% Senior Notes due 2011, contain restrictions on our declaration and payment of dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.

Item 6. SELECTED FINANCIAL DATA

    We derived the following historical financial information from our audited consolidated financial statements as of June 30, 2003 and June 30, 2004 and for each of the years in the three-year period ended June 30, 2004, which are included elsewhere in this report, and our audited consolidated financial statements as of and for the years ended June 30, 2000, June 30, 2001 and June 30, 2002. This table should be read together with the information contained in "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included in "Item 8 - Financial Statements of Supplementary Data."

Selected Financial Data:                                                   Year ended June 30,
                                         --------------------------------------------------------------------------------------
                                                2000(1)          2001(2)             2002             2003            2004
                                         --------------------------------------------------------------------------------------
                                                           (dollars in thousands, except Check Cashing Data)

Statement of Operations Data:
Revenues:
   Revenues from check cashing........   $         97,350   $        105,690  $       104,792 $        108,435 $       117,397
   Consumer lending:
        Fees from consumer lending....             44,974             77,854           97,712          106,557         120,807
        Provision for loan losses and
          adjustment to servicing
          revenue.....................            (10,187)           (19,487)         (27,913)         (24,995)        (24,489)
                                         --------------------------------------------------------------------------------------
   Consumer lending, net..............             34,787             58,367           69,799           81,562          96,318
   Money transfer fees................              7,881              9,444           10,098           11,652          13,052
   Other revenues.....................             25,735             21,998           17,287           17,739          19,663
                                         --------------------------------------------------------------------------------------
Total revenues........................            165,753            195,499          201,976          219,388         246,430

Store and regional expenses:
   Salaries and benefits..............             47,058             57,453           65,295           69,799          76,008
   Occupancy..........................             12,800             16,881           18,087           18,856          19,805
   Depreciation.......................              4,683              5,829            6,522            5,859           6,546
   Other..............................             36,503             45,321           46,238           47,766          53,321
                                         --------------------------------------------------------------------------------------
Total store and regional expenses.....            101,044            125,484          136,142          142,280         155,680

Establishment of reserves for new
   consumer lending arrangements......                  -                  -            2,244                -               -
Corporate expenses....................             22,342             22,500           24,516           31,241          32,813
Management fee........................                671                864            1,049            1,049           1,003
Losses on store closings and sales and
   other restructuring................                249                926            1,435            3,987             361
Goodwill amortization (3).............              5,564              4,710                -                -               -
Other depreciation and amortization...              1,620              1,952            2,709            3,320           3,286
Interest expense, net of interest
   income.............................             26,872             31,307           31,274           34,620          40,123
Loss on extinguishment of debt........                  -                  -                -                -          10,355
Litigation settlement costs...........                  -                  -                -            2,750               -
                                         --------------------------------------------------------------------------------------
Income before income taxes............              7,391              7,756            2,607              141           2,809
Income tax provision (4)..............              8,991              9,199            5,999            8,735          30,842
                                         --------------------------------------------------------------------------------------
Net loss .............................   $         (1,600)  $         (1,443) $        (3,392)$         (8,594)$       (28,033)
                                         ======================================================================================


Operating and Other Data:
Net cash provided by (used in):
   Operating activities...............   $         15,337   $         15,578  $        13,442 $          2,865 $        18,203
   Investing activities...............            (44,526)           (32,365)         (10,108)         (10,679)         (8,619)
   Financing activities...............             36,709             16,364           10,420           (9,930)        (14,299)

Stores in operation at end of period..
   Company-owned......................                546                631              641              624             638
   Franchised stores and check cashing
      merchants.......................                345                347              377              460             472
                                         --------------------------------------------------------------------------------------
Total.................................                891                978            1,018            1,084           1,110
                                         ======================================================================================

Check Cashing Data:
Face amount of checks cashed..........   $  2,743,765,000   $  3,046,705,000  $ 2,969,455,000 $  2,938,950,000 $ 3,169,350,000
Number of checks cashed...............          8,204,528          9,001,635        8,689,819        8,568,944       8,427,990
Average face amount per check cashed..            $334.42            $338.46          $341.72          $342.98         $376.05
Average fee per check.................             $11.87             $11.74           $12.06           $12.65          $13.93
Average fee as a % of face amount.....              3.55%              3.47%            3.53%            3.69%           3.70%

Balance Sheet Data (at end of period):
Cash..................................   $         73,394   $         72,456  $        86,637 $         71,809 $        69,270
Total assets..........................            266,545            283,458          304,599          313,611         318,447
Total indebtedness....................            253,939            282,868          306,462          311,614         325,003
Shareholders' deficit.................            (27,820)           (33,880)         (32,418)         (28,970)        (50,887)

(1) On July 7, 1999, we acquired all of the outstanding shares of Cash A Cheque Holdings Great Britain Limited , which operated 44 company owned stores in the UK. The initial purchase price for this acquisition was $12.5 million and was funded through excess internal cash, our revolving credit facility and Dollar Financial Group, Inc.'s 10 7/8% Senior Subordinated Notes Due 2006. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8.2 million. Additional consideration of $9.7 million was subsequently paid based under the profit-based earn-out agreement. On November 18, 1999, we acquired all of the outstanding shares of Cheques R Us, Inc. and Courtenay Money Mart Ltd., which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.2 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable net assets acquired was $1.1 million. On December 15, 1999, we acquired all of the outstanding shares of Cash Centres Corporation Limited, which operated five company owned stores and 238 franchises in the UK. The aggregate purchase price for this acquisition was $8.4 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $7.7 million. Additional consideration of $2.7 million was subsequently paid based under a profit-based earn-out agreement. On February 10, 2000, we acquired substantially all of the assets of CheckStop, Inc., which is a payday-loan business operating through 150 independent document transmitters in 17 states. The aggregate purchase price for this acquisition was $2.6 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of identifiable net assets acquired was $2.4 million. Additional consideration of $250,000 was subsequently paid based upon a future results of operations earn-out agreement.
(2) On August 1, 2000, we purchased all of the outstanding shares of West Coast Chequing Centres, Ltd, which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, we purchased substantially all of the assets of Fast `n Friendly Check Cashing, which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, we purchased primarily all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers, which operated five stores in Tucson, Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through our revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, we purchased all of the outstanding shares of Fastcash Ltd., which operated 13 company owned stores and 27 franchises in the UK. The aggregate purchase price for this acquisition was $3.1 million and was funded through our revolving credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. Additional consideration of $2.0 million was subsequently paid during fiscal 2003 based upon a future results of operations earn-out agreement.
(3) On July 1, 2001, we adopted Financial Accounting Standards Board Opinion No. 142 "Goodwill and Other Intangible Assets". In accordance with the provisions of SFAS No. 142 we ceased amortization of goodwill.
(4) As a result of our refinancing in November 2003, we do not expect to continue to pay U.S. tax on our foreign earnings for the foreseeable future. This will result in a substantial reduction in our effective tax rate. The amount of such tax was as follows (dollars in thousands):

                             Year ended June 30,
               ----------- ------- --------- ---------- ----------
                  2000      2001     2002      2003       2004
                  ----      ----     ----      ----       ----
                 1,745     $3,189   $2,370    $5,162     $2,349

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Summary

    We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans.

    We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.


    Our expenses primarily relate to the operations of our store network, including salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores. During fiscal 2003, we took actions to reduce costs and make our operations more efficient, including centralizing and consolidating our store support functions for our North American operations.

    In each foreign country in which we operate, local currency is used for both revenue and expenses. Therefore, we record the impact of foreign currency exchange rate fluctuations related to our foreign net income.

    In our discussion of our financial condition and results of operations, we refer to stores, franchises and document transmitters that were open for an entire period and the comparable prior period as comparable stores, franchises and document transmitters.

Discussion of Critical Accounting Policies

    In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loss reserves and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

    We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

    With respect to company-operated stores, revenue from our check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

    With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments from our franchisees are recognized as earned.

    For short term consumer loans that we make directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in "Company Funded Consumer Loan Loss Reserves Policy."

    In addition to the short-term consumer loans originated and funded by us, we also have relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, we market and service short-term consumer loans, which have terms ranging from 7 to 23 days, that are funded by the banks. The banks are responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks' loans are not reflected on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by borrowers to the banks.

    For loans funded by County Bank, we recognize net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withholds certain servicing fees payable to us in order to maintain a cash reserve. The amount of the reserve is equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses are applied against County Bank's cash reserve. Any excess reserve is then remitted to us as a collection bonus. The remainder of the finance charges not applied to the reserve are either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to us as a servicing fee.

    For loans funded by First Bank of Delaware, we recognize net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us are reduced if actual losses exceed this target loss rate by the amount they exceed it. If actual losses are below the target loss rate, the difference is paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.

    Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net write-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet.

    If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended June 30, 2004 and June 30, 2003, and during these periods the loss rates on loans declined. As a result of these factors, we did not increase our reserve for servicing fee adjustments. We serviced $385 million of loans for County Bank and First Bank during fiscal 2004 and $370 million during fiscal 2003. At June 30, 2004 and 2003 we serviced $15.2 million and $15.0 million, respectively, for County Bank and First Bank.

Company Funded Consumer Loan Loss Reserves Policy

    We maintain a loan loss reserve for anticipated losses for loans we make directly through some of our company-operated locations. To estimate the appropriate level of loan loss reserves we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods.

    When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer's bank account on the stated maturity date of the loan. If the check or the debit to the customer's account is returned from the bank unpaid, we immediately record a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues. As a result of the increase in our installment loan portfolio, we increased our loan loss reserve during fiscal 2004.

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

Goodwill

    We have significant goodwill on our balance sheet. The testing of goodwill for impairment under established accounting guidelines also requires significant use of judgment and assumptions. In accordance with accounting guidelines, we determine the fair value of our reporting units using multiples of earnings of other companies. Goodwill is tested and reviewed for impairment on an ongoing basis under established accounting guidelines. However, changes in business conditions may require future adjustments to asset valuations.

Deferred Offering Costs

    Through June 30, 2004, we incurred approximately $1.4 million of costs in connection with a proposed public offering of our common stock. These costs are included in other assets on our balance sheet. In August 2004, we announced that we had postponed the proposed public offering due to market conditions. If the proposed offering were to be permanently abandoned, the costs incurred would be charged to expense in the period the decision is made. If the proposed offering is successful, the contribution to shareholders' equity will be reduced by these costs.

Income Taxes

    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing the impact of differing treatment of items for tax and accounting purposes. If an item is treated differently for tax and accounting purposes, we report the difference as a deferred tax asset or liability, on our consolidated balance sheet. We then assess the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery of a deferred tax asset is not likely, we establish a valuation allowance.

Results of Operations

    The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

                                                                              Year ended June 30,
                                                                           ---------------------------
                                                                             2002     2003     2004
                                                                           ---------------------------
Statement of Operations Data:
Total revenues:
    Check cashing.........................................................   51.8%    49.4%    47.6%
    Consumer lending, net.................................................   34.6     37.2     39.1
    Money transfers.......................................................    5.0      5.3      5.3
    Other ................................................................    8.6      8.1      8.0
                                                                           ---------------------------
Total revenues............................................................  100.0    100.0    100.0

U.S. revenues:
    Check cashing.........................................................   26.5     22.4     19.4
    Consumer lending, net.................................................   23.4     23.3     21.9
    Money transfers.......................................................    2.2      2.2      1.8
    Other ................................................................    3.8      2.5      1.4
                                                                           ---------------------------
Total U.S. revenues.......................................................   55.9     50.4     44.5

Canada revenues:
    Check cashing.........................................................   15.0     15.1     15.6
    Consumer lending, net.................................................    6.6      8.8     11.6
    Money transfers.......................................................    2.2      2.3      2.4
    Other ................................................................    3.7      4.3      4.9
                                                                           ---------------------------
Total Canada revenues.....................................................   27.5     30.5     34.5

United Kingdom revenues:
    Check cashing.........................................................   10.3     11.9     12.6
    Consumer lending, net.................................................    4.6      5.1      5.6
    Money transfers.......................................................    0.6      0.8      1.1
    Other ................................................................    1.1      1.3      1.7
                                                                           ---------------------------
Total United Kingdom revenues.............................................   16.6     19.1     21.0

Store and regional expenses:
    Salaries and benefits.................................................   32.3     31.8     30.8
    Occupancy.............................................................    9.0      8.6      8.0
    Depreciation..........................................................    3.2      2.7      2.7
    Other.................................................................   22.9     21.8     21.7
                                                                           ---------------------------
Total store and regional expenses.........................................   67.4     64.9     63.2

Establishment of reserves for new consumer lending arrangements...........    1.1        -        -
Corporate expenses........................................................   12.1     14.2     13.3
Management fee............................................................    0.5      0.5      0.4
Losses on store closings and sales and other restructuring................    0.8      1.8      0.1
Other depreciation and amortization.......................................    1.3      1.5      1.3
Interest expense, net of interest income..................................   15.5     15.7     16.3
Loss on extinguishment of debt............................................      -        -      4.2
Litigation settlement costs...............................................      -      1.3        -
                                                                           ---------------------------
Income before income taxes................................................    1.3      0.1      1.2
Income tax provision .....................................................    3.0      4.0     12.5
                                                                           ---------------------------
Net loss..................................................................   (1.7)%   (3.9)%  (11.3)%
                                                                           ===========================


Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

    Revenues. Total revenues were $246.4 million for fiscal 2004 compared to $219.4 million for fiscal 2003, an increase of $27.0 million or 12.3%. Comparable store, franchised store and document transmitter sales for the entire period increased $24.8 million or 11.5%. New store openings accounted for an increase of $3.6 million while closed stores accounted for a decrease of $1.7 million. Favorable foreign currency rates attributed to $12.3 million of the increase for the fiscal year. In addition to the currency benefit, revenues in the United Kingdom for the fiscal year increased by $5.8 million primarily related to revenues from check cashing and the impact of a new installment loan product. Revenues in Canada for the fiscal year increased $9.6 million after adjusting for favorable exchange rate. An increase in volume of short-term consumer loans originated in Canada and higher consumer loan pricing contributed to the increase in Canadian revenues In addition, our Canadian subsidiary introduced a new tax product in all of its stores offering refund anticipation loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the prior year period, added $1.0 million in revenue for the fiscal year, which is included in other revenues. In the United States, revenues declined $612,000 for the fiscal year, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, is implementing an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. Beginning in fiscal 2005, we do not expect to derive any revenue from the distribution of government assistance food coupons. Revenues from franchise fees and royalties accounted for $7.5 million, or 3.0% of total revenues, for the fiscal year compared to $6.3 million, or 2.9% of total revenues, for the same period in 2003, representing a $1.2 million, or 19.0%, increase. Stronger foreign currencies in both the United Kingdom and Canada accounted for $721,000, or 60.1%, of the increase. The balance of the increase resulted from the addition of a total of 12 franchised locations during fiscal 2004 and an overall increase in revenues generated by existing franchises.

    Store and Regional Expenses. Store and regional expenses were $155.7 million for fiscal 2004 compared to $142.3 million for fiscal 2003, an increase of $13.4 million or 9.4%. The impact of foreign currencies accounted for $6.4 million of this increase. New store openings accounted for an increase of $2.1 million while closed stores accounted for a decrease of $1.3 million. Comparable retail store and franchised store expenses for the entire period increased $15.5 million. For the fiscal year ended June 30, 2004, total store and regional expenses decreased to 63.2% of total revenues compared to 64.9% of total revenues for the fiscal year ended June 30, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $5.9 million in Canada, $2.2 million in the United Kingdom and declined $720,000 in the United States. The increase in Canada was primarily due to increases of $1.2 million in salaries, $512,000 in returned checks, net and cash shortages, $494,000 in advertising and $429,000 in occupancy costs. These costs, in addition to the aggregate of other operating costs, are commensurate with the overall growth in Canadian revenues. The increase in the United Kingdom is almost entirely associated with increased salary expense, which is also commensurate with the overall growth in U.K. revenues. The decline in store and regional expenses in the United States is primarily due to the impact of stores closed in the second quarter of fiscal 2003.

    Corporate Expenses. Corporate expenses were $32.8 million for fiscal year 2004 compared to $31.2 million for fiscal year 2003, an increase of $1.6 million or 5.1%. After adjusting for the impact of the changes in exchange rates, corporate expenses declined $64,000. The decline reflects the cost reductions related to the rationalization of our store support functions for our North American operations offset in part by increased accrued expenses for incentive compensation and legal and professional fees. For the fiscal year ended June 30, 2004, total corporate expenses decreased to 13.3% of total revenues compared to 14.2% for the fiscal year ended June 30, 2003.

    Management Fees. Management fees paid to Leonard Green & Partners, L.P. under a management services agreement were $1.0 million for the fiscal years ended June 30, 2004 and 2003.

    Losses on Store Closings and Sales and Other Restructuring. Losses on store closings and sales and other restructuring was $361,000 for the fiscal year ended June 30, 2004 compared to $4.0 million for the fiscal year ended June 30, 2003, a decrease of $3.6 million. For fiscal year 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

    Other Depreciation and Amortization. Other depreciation and amortization expenses were $3.3 million for fiscal 2004, compared to $3.3 million for fiscal 2003.

    Interest Expense. Interest expense was $40.1 million for the fiscal year ended June 30, 2004 and was $34.6 million for the fiscal year ended June 30, 2003, an increase of $5.5 million or 15.9%. A portion of the increase is attributable to $1.0 million of interest paid on Dollar Financial Group, Inc.'s old 10.875% senior notes for the 30 day period subsequent to its issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. Dollar Financial Group, Inc. elected to effect covenant defeasance on its old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing on November 13, 2003 and an additional offering of $20 million principal amount of 9.75% senior notes due 2011 on May 6, 2004 accounted for $6.2 million of the increase in total interest expense. Offsetting these increases was a decline of $2.1 million in interest on our revolving credit facility. This decline is a result of the use of a portion of the proceeds from the issuance of the new 9.75% senior notes to repay the entire outstanding revolving credit balance on November 13, 2003.

    Loss on Extinguishment of Debt. On November 13, 2003, Dollar Financial Group, Inc. issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes. On May 6, 2004, Dollar Financial Group, Inc. consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which Dollar Financial Group, Inc. had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

    On June 30, 2004, we terminated an agreement under which we sold a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom to a third party. Associated with the termination of this agreement we paid $276,660 representing a prepayment penalty.

    The loss incurred on the extinguishment of debt is as follows (in millions):

  Call Premium
       16.0% Senior Notes......................................................         $1.23
       13.95% Senior Subordinated Notes........................................             -
       Dollar Financial Group, Inc. 10.875% Senior Notes.......................          1.98
       Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes..........          0.73
  Write-off of previously capitalized deferred issuance costs, net.............          6.14
  Prepayment penalty on the extinguishment of collateralized borrowings........          0.28
                                                                                    ----------
  Loss on extinguishment of debt...............................................        $10.36
                                                                                    ==========

    Litigation Settlement Costs. We accrued and paid $2.8 million during fiscal 2003 related to the California wage and hour litigation described in "Item 3 - Legal Proceedings."

    Income Taxes. The provision for income taxes was $30.8 million for the fiscal year ended June 30, 2004 compared to a provision of $8.7 million for the fiscal year ended June 30, 2003, an increase of $22.1 million. Due to the restructuring of our debt, significant deferred tax assets have been generated and recorded in accordance with SFAS 109. Because realization is not assured, the deferred tax assets recorded were reduced by a valuation allowance of $24.5 million at June 30, 2004. Our effective income tax rate was 1,098.0% for the fiscal year ended June 30, 2004 and 6,195.0% for the fiscal year ended June 30, 2003. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. The amount of such tax was $2.3 million for the fiscal year ended June 30, 2004 and $5.2 million for the fiscal year ended June 30, 2003. As a result, we expect our effective income tax rate to be approximately 42.0% in future quarters after fiscal 2004.

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

    Revenues. Total revenues were $219.4 million for fiscal 2003, compared to $202.0 million for fiscal 2002, an increase of $17.4 million, or 8.6%. Comparable retail store, franchised store and document transmitter revenues increased $15.8 million, or 8.1%, which is primarily attributable to our foreign operations as those markets continue to mature as well as the impact of favorable foreign currency rates in fiscal 2003. New store openings accounted for an increase of $4.5 million, which was partially offset by a decline of $2.9 million in revenues from closed stores. The increase in total revenues resulted primarily from an increase of $11.7 million, or 16.8%, in consumer lending revenues. The increase in consumer lending revenues was primarily a result of a $7.8 million, or 34.2%, increase in revenues in Canada resulting from higher lending volumes and increased finance charges, and an increase of $3.9 million, or 8.3%, in domestic revenues primarily resulting from a decrease in net credit losses which are charged against the reserve during the period in which the loss occurred. The reserve for losses is then replenished through a charge to revenue in same period. In addition to the increase in consumer lending revenues, our check cashing revenues increased by $3.6 million, or 3.5%. Foreign check cashing revenues accounted for $8.1 million of this increase offset by a $4.5 million decline in domestic check cashing revenues due to an overall decline in service sector employment. The balance of the increase in total revenues, $2.1 million, relates to other ancillary products, primarily revenues from money transfer fees.

    Store and Regional Expenses. Store and regional expenses were $142.3 million for fiscal 2003, compared to $136.1 million for fiscal 2002, an increase of $6.2 million, or 4.5%. The effect of the new store openings in fiscal 2003 accounted for an increase of $1.5 million. Also, store and regional expenses increased $4.0 million due to increased salaries and benefits attributable to our foreign subsidiaries, commensurate with the growth in those operations. Total store and regional expenses as a percentage of revenues decreased from 67.4% in fiscal 2002 to 64.9% in fiscal 2003. Store and regional expenses as a percentage of revenues of our foreign subsidiaries were 55.7% for fiscal 2002 and 52.5% for fiscal 2003.

        Salaries and Benefits Expense. Salaries and benefits expense was $69.8 million for fiscal 2003, compared to $65.3 million for fiscal 2002, an increase of $4.5 million, or 6.9%. New store openings accounted for $600,000 of the increase. Our foreign subsidiaries accounted for an increase of $4.0 million in salaries and benefits. Salaries and benefits expense as a percentage of revenues decreased from 32.3% for fiscal 2002 to 31.8% for fiscal 2003.

        Occupancy Expense. Occupancy expense was $18.9 million for fiscal 2003, compared to $18.1 million for fiscal 2002, an increase of $800,000, or 4.3%. New store openings accounted for $300,000 of the increase. Occupancy expense as a percentage of revenues decreased from 9.0% for fiscal 2002 to 8.6% for fiscal 2003.

        Depreciation Expense. Depreciation expense was $5.9 million for fiscal 2003, compared to $6.5 million for fiscal 2002, a decrease of $600,000, or 10.2%. Depreciation expense as a percentage of revenues decreased from 3.2% for fiscal 2002 to 2.7% for fiscal 2003.

        Other. Other store and regional expenses were $47.8 million for fiscal 2003, compared to $46.2 million for fiscal 2002, an increase of $1.6 million, or 3.3%. New store openings accounted for an increase in other store and regional expenses of $600,000. The closing of stores during the fiscal year partially offset these increases. Other store and regional expenses consist of bank charges, armored carrier services, returned checks, net and cash shortages, telephone and telecommunication, advertising and other costs incurred by the stores.

    Establishment of Reserves for New Consumer Lending Arrangements. During fiscal 2002 we ceased servicing loans for Eagle National Bank, entered into a new servicing arrangement with County Bank and increased the number of company-funded loans we originated. Because of this change in servicing arrangement, and the corresponding changes in banking systems, procedures and daily operations, we believed that the existing outstanding loan portfolio could experience charge-offs greater than our historical charge-off levels. In addition, County Bank imposed new restrictions on loans marketed in the State of California that we believed increased the likelihood of loan losses on the existing portfolio of loans originated in California. Accordingly, we established a reserve of $2.2 million in fiscal 2002 and no such amounts were recorded in fiscal 2003 or fiscal 2004.

    Corporate Expenses. Corporate expenses were $31.2 million for fiscal 2003, compared to $24.5 million for fiscal 2002, an increase of $6.7 million, or 27.4%. Salaries and benefits increased $3.7 million associated with the growth of foreign operations. There was an increase of $1.7 million in professional fees that includes legal and consulting costs associated with the implementation of enhanced transaction processing systems and systems development costs associated with our new banking relationships with First Bank and County Bank. During the fourth quarter of fiscal 2003, we transferred certain operational support functions to our Canadian headquarters from our U.S. headquarters to complete a process of rationalizing our North American corporate office functions that had begun in October 2002. Corporate expenses as a percentage of revenues increased from 12.1% for fiscal 2002 to 14.2% for fiscal 2003.

    Management Fees. Management fees paid to Leonard Green & Partners, L.P. under a management services agreement were $1.0 million for the fiscal years ended June 30, 2003 and 2002.

    Losses on Store Closings and Sales and Other Restructuring. Losses on store closings and sales and other restructuring was $4.0 million for fiscal 2003, compared to $1.4 million for fiscal 2002. For fiscal 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 stores. These costs consist primarily of lease obligations and leasehold improvement write-offs. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

    Other Depreciation and Amortization. Other depreciation and amortization expenses were $3.3 million for fiscal 2003, compared to $2.7 million for fiscal 2002, an increase of $600,000, or 22.6%. This increase is attributable to additional investments in technology and the expansion of our Canadian corporate office as a result of the relocation of certain operational support functions to Canada from the U.S. headquarters. Other depreciation and amortization as a percentage of revenues increased from 1.3% for fiscal 2002 to 1.5% for fiscal 2003.

    Interest Expense. Interest expense was $34.6 million for fiscal 2003, compared to $31.3 million for fiscal 2002, an increase of $3.3 million, or 10.5%. This increase is primarily attributable to the increase in the accretion of interest expense from our 13% senior discount notes, an increase in the average borrowing rates of our revolving credit facilities as a result of a November 2002 amendment to our credit facility and the impact of the higher effective interest rate on our collateralized borrowings.

    Litigation Settlement Costs. We accrued and paid $2.8 million during fiscal 2003 related to the California wage and hour litigation described in "Item 3 - Legal Proceedings."

    Income Tax Provision. The provision for income taxes was $8.7 million in fiscal 2003 and $6.0 million in fiscal 2002. Our effective income tax rate was 619.5% for fiscal 2003 and 230.1% for fiscal 2002. Our effective tax rate differs from the federal statutory rate of 35% due to state taxes, foreign taxes, disallowed high yield debt interest and U.S. taxes on foreign earnings, primarily resulting from the guarantees on our prior credit facility and senior notes by our foreign subsidiaries. Following our refinancing in November 2003, we no longer accrue U.S. tax on our foreign earnings. The amount of such tax was $5.2 million for fiscal 2003 and $2.4 million for fiscal 2002.

Quarterly Operating Results

    The following table sets forth, for the periods indicated, our results of operations and selected items in our consolidated statements of operations. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements.

                                                                    Three months ended
                                                 September 30      December 31         March 31       June 30
                                              -----------------------------------------------------------------
Fiscal 2004:
Revenues...............................       $        56,990  $        60,762     $     65,626     $   63,052
Income (loss) before incomes taxes.....                 1,243           (6,481)           7,392            655
Net income (loss)......................                (2,601)         (24,973)           1,603         (2,062)

Fiscal 2003:
Revenues...............................       $        52,652  $        53,290     $     57,974     $   55,472
Income (loss) before incomes taxes.....                  (966)          (4,038)           4,522            623
Net income (loss)......................                (3,201)          (6,271)           3,218         (2,340)

Balance Sheet Variations

    June 30, 2004 Compared to June 30, 2003.

    Total loans receivable increased $7.7 million from $21.4 million at June 30, 2003 to $29.1 million at June 30, 2004. The increase was primarily attributable to higher foreign loan volumes of $5.4 million, increased domestic volume of $1.3 million and a currency translation impact of $1.0 million. As a result of the increase in our installment loan portfolio the allowance for loan losses increased $1.0 million from $1.3 million at June 30, 2003 to $2.3 million at June 30, 2004.

    Prepaid expenses increased $2.7 million from $6.5 million at June 30, 2003 to $9.2 million at June 30, 2004 due primarily to an increase in our pawn broker business in the United Kingdom.

    Income taxes receivable increased to $6.1 million at June 30, 2004 from $2.9 million related primarily to the prepayment of taxes by our Canadian subsidiary.

    Goodwill and other intangibles increased $4.8 million from $143.4 million at June 30, 2003 to $148.2 million at June 30, 2004 primarily due to foreign currency translation adjustments.

    Debt issuance costs increased from $6.7 million at June 30, 2003 to $11.4 million at June 30, 2004 due to the refinancing of our debt in November 2003 and May 2004.

    Accounts payable decreased $2.2 million from $17.2 million at June 30, 2003 to $15.0 million at June 30, 2004 due to the timing of settlements with third party vendors and our franchisees.

    Foreign income taxes payable increased from $1.4 million at June 30, 2003 to $6.0 million at June 30, 2004 due primarily to accrued foreign taxes for the current fiscal year.

    Accrued expenses and other liabilities increased to $17.9 million at June 30, 2004 from $10.7 million at June 30, 2003 due to increased professional fees associated with legal matters associated with our Canadian subsidiary, incentive accruals and the timing of monies due our franchisees.

    Revolving credit facilities and long-term debt increased $21.3 million from $303.6 million at June 30, 2003 to $325.0 million at June 30, 2004. On November 13, 2003, Dollar Financial Group, Inc. issued $220.0 million principal amount of 9.75% senior notes due 2011 under Rule 144A and Regulation S of the Securities Act of 1933 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under its prior credit facility, redeem the entire $109.2 million principal amount of its 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of its 10.875% senior subordinated notes due 2006, redeem $20.0 million of our 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. In addition, $49.4 million, or 50% of the accreted value, of the 13.0% senior discount notes due 2006 were exchanged for 16.0% senior notes due 2012 and $49.4 million, or 50% of the accreted value, of the 13.0% senior discount notes due 2006 were exchanged for 13.95% senior subordinated notes due 2012. On May 6, 2004, Dollar Financial Group, Inc. consummated an offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

    Total shareholders' deficit increased $21.9 million to $50.9 million from $29.0 million due to our net loss for the fiscal year ended June 30, 2004 offset by foreign translation adjustments.

Liquidity and Capital Resources

    On November 13, 2003, Dollar Financial Group, Inc. issued $220.0 million principal amount of 9.75% senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under its prior credit facility, redeem the entire $109.2 million principal amount of our 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of its 10.875% senior subordinated notes due 2006, distribute to us $20.0 million to redeem an equal amount of our 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, Dollar Financial Group, Inc. consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

    Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans and finance store expansion.

    Net cash provided by operating activities was $13.4 million in fiscal 2002, $2.9 million in fiscal 2003 and $18.2 million in fiscal 2004. The decline in net cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily a result of increased working capital requirements related to the timing of settlements associated with the consumer lending program. Our prior relationship with Eagle National Bank provided for daily settlement of amounts owed to us from consumer loan activity; our relationship with County Bank provides for monthly settlement and our relationship with First Bank provides for semi-monthly settlements. The increase in net cash provided by operating activities was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

    Net cash used in investing activities was $10.1 million in fiscal 2002, $10.7 million in fiscal 2003 and $8.6 million in fiscal 2004. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. During fiscal 2003, $3.3 million of this amount was attributable to earn-out payments on acquisitions completed during previous years accounting for the decline from fiscal 2003 to fiscal 2004. For the fiscal year ended June 30, 2004 we made capital expenditures of $8.2 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $10.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening new stores.

    Net cash provided by (used in) financing activities was $10.4 million in fiscal 2002, $(9.9) million in fiscal 2003 and $(14.3) million in fiscal 2004. The decline during fiscal 2004 was primarily the result of a decrease in borrowings under our bank facilities from $61.7 million as of June 30, 2003 to $0 million as of June 30, 2004 offset somewhat by net cash from the refinancing activities discussed above. The decline during fiscal 2003 was also the result of a decrease in borrowings under our revolving credit facilities from $78.9 million as of June 30, 2002 to $61.7 million as of June 30, 2003.

    As part of our growth strategy, we opened 14 new stores and acquired 3 stores during the fiscal year ended June 30, 2004, resulting in a net gain of approximately 14 stores after store dispositions and closings. We expect to open approximately 20 to 30 new stores in fiscal 2005, resulting in a net gain of approximately 17 to 27 new stores after store dispositions and closings.

    The capital cost of opening a new store is typically in the range of $95,000 to $125,000 but varies depending on the size and type of store. This capital cost includes leasehold improvements, signage, computer equipment and security systems. In addition, the typical store requires working capital of $40,000 to $60,000 to fund operations.

    For the fiscal year ended June 30, 2004, we spent $8.2 million on capital expenditures and $550,000 on store acquisitions.

    Revolving Credit Facilities. During fiscal 2004, we had three revolving credit facilities: a domestic revolving credit facility, a Canadian overdraft facility and a United Kingdom overdraft facility.

            Domestic Revolving Credit Facility. On November 13, 2003, Dollar Financial Group, Inc. repaid in full all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Dollar Financial Group, Inc.'s borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.0 million issued by Wells Fargo Bank, which guarantee the performance of certain of its contractual obligations. At June 30, 2003 we had $16.7 million cash in excess of our short-term borrowing needs. As a consequence, at June 30, 2004, the borrowing capacity was $40.5 million and the amount outstanding was $0.

            Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on June 30, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

            United Kingdom Overdraft Facility. For our U.K. operations, our U.K. operating subsidiary had an overdraft facility which provided for a commitment of up to approximately $6.9 million, of which there was no outstanding balance on June 30, 2004. The United Kingdom overdraft facility was secured by a $6.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility. The United Kingdom overdraft facility expired on March 31, 2004 and was not renewed.

    Long-term Debt. As of June 30, 2004, long-term debt consisted of $240.0 million principal amount of Dollar Financial Group, Inc.'s 9.75% senior notes due November 15, 2011, $42.1 million of our 16.0% Senior Notes due 2012, $41.7 million of our 13.95% Senior Subordinated Notes due 2012 and $105,000 of other long-term debt.

    Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

    Other Collateralized Borrowings. On November 15, 2002, we entered into an agreement with a third party to sell, without recourse subject to certain obligations, a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom. Pursuant to the agreement, we retained servicing responsibilities and earned servicing fees, which were subject to reduction if the related loans were not collected. At June 30, 2003, there were $8.0 million of loans receivable pledged under this agreement. On June 30, 2004 we terminated this agreement and we paid $8.0 million to repurchase the participation interest, $104,000 of accrued interest and $276,600 representing a prepayment penalty. The entire amount was paid with available cash on hand and no additional borrowing was required. In connection with the repurchase of the participation interest, the liens on the loans receivable were released.

    We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2004, excluding periodic interest payments, included the following:


                                                              Payments Due by Period (in thousands)
                                          --------------------------------------------------------------------------------
                                                           Less than 1       1 - 3 Years       4 - 5           After 5
                                             Total             Year                            Years            Years
                                          -------------    -------------    ------------    -------------    -------------
Long-term debt
    Dollar Financial Group, Inc.
      9.75% Senior Notes due 2011....     $    241,176     $          -     $         -     $          -     $    241,176
    16.0% Senior Notes due 2012......           42,070                -               -                -           42,070
    13.95% Senior Subordinated
      Notes due 2012.................           41,652                -               -                -           41,652
Operating leases.....................           61,462           17,143          23,822           13,196            7,301
Other................................              105              105               -                -                -
                                          -------------    -------------    ------------    -------------    -------------

Total contractual cash obligations...     $    386,465     $     17,248     $    23,822     $     13,196     $    332,199
                                          =============    =============    ============    =============    =============


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

Impact of Inflation

    We do not believe that inflation has a material impact on our earnings from operations.

Seasonality

    Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

    In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

    o   interest  rates  on  debt;  and
    o   foreign exchange rates generating translation gains and losses.

    We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by GAAP. Information contained in this section relates only to instruments entered into for purposes other than trading.

Interest Rates

    Our outstanding indebtedness, and related interest rate risk, is managed centrally by our treasury department by implementing the financing strategies approved by our board of directors. Our debt consists of fixed-rate senior and senior subordinated notes. Our revolving credit facilities carry variable rates of interest. As most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

    Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2004, we held put options with an aggregate notional value of $(CAN) 44.0 million and (pound)(GBP)
7.7 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the year ended June 30, 2004.

    Canadian operations accounted for approximately 127.5% of consolidated pre-tax earnings for the fiscal year ended June 30, 2004, and 166.6% of consolidated pre-tax earnings for the fiscal year ended June 30, 2003. U.K. operations accounted for approximately 55.3% of consolidated pre-tax earnings for the fiscal year ended June 30, 2004 and approximately 52.9% of consolidated pre-tax earnings for the fiscal year ended June 30, 2003. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $6.1 million. Our U.K. subsidiaries had $8.0 million of collateralized borrowings denominated in U.S. dollars for all of fiscal 2003 and most of fiscal 2004. The collateralized borrowings were subject to foreign currency transaction gains and losses. These gains and losses are included in corporate expenses.

    We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $3.9 million for fiscal 2004 and $3.4 million for 2003. This impact represents nearly 18.1% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2004 and 21.7% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2003. The above figures do not reflect the impact of hedging activities designed to mitigate foreign exchange currency risks.

Item 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 27, 2004

                             DOLLAR FINANCIAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                        June 30,
                                                                        ------------------------------------------
                                                                               2003                     2004
                                                                        -------------------    -------------------
Assets
Cash and cash equivalents..............................................     $     71,809          $       69,270
Loans receivable
    Loans receivable...................................................           13,444                  29,116
    Loans receivable pledged...........................................            8,000                       -
                                                                        -------------------    -------------------
Total loans receivable.................................................           21,444                  29,116
Less:  Allowance for loan losses.......................................            1,344                   2,315
                                                                        -------------------    -------------------
Loans receivable, net..................................................           20,100                  26,801
Other consumer lending receivables.....................................            6,458                   7,404
Other receivables......................................................            4,500                   3,787
Income taxes receivable................................................            2,939                   6,125
Prepaid expenses.......................................................            6,358                   9,161
Deferred income taxes, net of valuation allowance of $24,474 and $0....           15,610                       -
Notes and interest receivable - officers...............................            4,642                   5,054
Property and equipment, net of accumulated
    depreciation of $39,309 and $49,540................................           29,209                  27,965
Goodwill and other intangibles, net of accumulated
    amortization of $22,017 and $23,339................................          143,416                 148,228
Debt issuance costs, net of accumulated
    amortization of $9,201 and $987 ...................................            6,737                  11,428
Other..................................................................            1,833                   3,224
                                                                        -------------------    -------------------
                                                                            $    313,611          $      318,447
                                                                        ===================    ===================

Liabilities and shareholders' deficit
Accounts payable.......................................................     $     17,245          $       14,973
Foreign income taxes payable...........................................            1,380                   5,979
Accrued expenses and other liabilities.................................           10,686                  17,854
Accrued interest payable...............................................            1,656                   5,525
Other collateralized borrowings........................................            8,000                       -
Revolving credit facilities............................................           61,699                       -
10.875% Senior Notes due 2006..........................................          109,190                       -
13.0% Senior Discount Notes due 2006...................................          112,644                       -
9.75% Senior Notes due 2011............................................                -                 241,176
16.0% Senior Notes due 2012............................................                -                  42,070
13.95% Senior Subordinated Notes due 2012..............................                -                  41,652
Subordinated notes payable and other...................................           20,081                     105
Shareholders' deficit:
    Common stock, $1 par value: 100,000 shares authorized;
       19,865 shares issued at June 30, 2003 and 2004..................                -                       -
    Additional paid-in capital.........................................           61,481                  61,481
    Accumulated deficit................................................          (92,883)               (120,916)
    Accumulated other comprehensive income.............................            7,697                  13,813
    Treasury stock at cost; 107 shares at June 30, 2003 and 2004.......             (956)                   (956)
    Management equity loan.............................................           (4,309)                 (4,309)
                                                                        -------------------    -------------------
Total shareholders' deficit............................................          (28,970)                (50,887)
                                                                        -------------------    -------------------
                                                                            $    313,611          $      318,447
                                                                        ===================    ===================
                             See accompanying notes.

                             DOLLAR FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                              Year ended June 30,
                                                                 -----------------------------------------------
                                                                      2002           2003            2004
                                                                 -----------------------------------------------

Revenues:
    Check cashing............................................    $      104,792 $      108,435  $       117,397
    Consumer lending:
      Fees from consumer lending.............................            97,712        106,557          120,807
      Provision for loan losses and adjustment to
       servicing revenue.....................................           (27,913)       (24,995)         (24,489)
                                                                 -----------------------------------------------

    Consumer lending, net....................................            69,799         81,562           96,318
    Money transfer fees......................................            10,098         11,652           13,052
    Other ...................................................            17,287         17,739           19,663
                                                                 -----------------------------------------------
Total revenues...............................................           201,976        219,388          246,430
Store and regional expenses:
    Salaries and benefits....................................            65,295         69,799           76,008
    Occupancy                                                            18,087         18,856           19,805
    Depreciation.............................................             6,522          5,859            6,546
    Returned checks, net and cash shortages..................             9,107          8,531            9,132
    Telephone and telecommunication..........................             5,587          5,538            5,665
    Advertising..............................................             4,949          5,899            6,943
    Bank charges.............................................             4,240          3,138            3,744
    Armored carrier services.................................             2,651          2,873            3,051
    Other....................................................            19,704         21,787           24,786
                                                                 -----------------------------------------------
Total store and regional expenses............................           136,142        142,280          155,680

Establishment of reserves for new consumer lending
    arrangements.............................................             2,244              -                -
Corporate expenses...........................................            24,516         31,241           32,813
Management fee...............................................             1,049          1,049            1,003
Losses on store closings and sales and other restructuring...             1,435          3,987              361
Other depreciation and amortization..........................             2,709          3,320            3,286
Interest expense, net of interest income of $513, $431
    and $436.................................................            31,274         34,620           40,123
Loss on extinguishment of debt...............................                 -              -           10,355
Litigation settlement costs..................................                 -          2,750                -
                                                                 -----------------------------------------------
Income before income taxes...................................             2,607            141            2,809
Income tax provision.........................................             5,999          8,735           30,842
                                                                 -----------------------------------------------
Net loss.....................................................    $       (3,392)$       (8,594) $       (28,033)
                                                                 ===============================================


                             See accompanying notes.

                             DOLLAR FINANCIAL CORP.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                        (In thousands, except share data)


                                                                                Accumulated
                                   Common Stock     Additional                     Other                   Management      Total
                                -------------------  Paid-in    (Accumulated   Comprehensive   Treasury      Equity    Shareholders'
                                 Shares    Amount    Capital      Deficit)     (Loss) Income    Stock         Loan         Deficit
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 2001.......   19,865  $      -  $    61,481 $    (80,897)   $     (9,199) $      (956)  $   (4,309)   $  (33,880)
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2002.......                                                        4,854                                   4,854
     Net loss for the year
         ended June 30, 2002.                                       (3,392)                                                 (3,392)
                                                                                                                         -----------
Total comprehensive income...                                                                                                1,462
                              ------------------------------------------------------------------------------------------------------
Balance, June 30, 2002.......   19,865         -       61,481      (84,289)         (4,345)        (956)      (4,309)      (32,418)
                              ======================================================================================================
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2003.......                                                       12,042                                  12,042
     Net loss for the year
         ended June 30, 2003.                                       (8,594)                                                 (8,594)
                                                                                                                         -----------
Total comprehensive income...                                                                                                3,448
                              ------------------------------------------------------------------------------------------------------
Balance, June 30, 2003.......   19,865         -       61,481      (92,883)          7,697         (956)      (4,309)      (28,970)
                              ======================================================================================================
Comprehensive income
     Translation adjustment
         for the year ended
         June 30, 2004.......                                                        6,116                                   6,116
     Net loss for the year
         ended June 30, 2004.                                      (28,033)                                                (28,033)
                                                                                                                         -----------
Total comprehensive loss.....                                                                                              (21,917)
                              ------------------------------------------------------------------------------------------------------
Balance, June 30, 2004.......   19,865  $      -  $    61,481 $   (120,916)   $     13,813  $      (956)  $   (4,309)   $  (50,887)
                              ======================================================================================================

                             See accompanying notes.

                             DOLLAR FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year ended June 30,
                                                                            ------------------------------------------
                                                                                2002         2003          2004
                                                                            ------------------------------------------

Cash flows from operating activities:
Net loss.................................................................   $   (3,392)    $ (8,594)    $(28,033)
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Interest expense from Senior Discount Notes.......................       12,539       14,373        5,827
       Depreciation and amortization.....................................       11,040       11,309       11,713
       Loss on extinguishment of debt....................................            -            -       10,355
       Losses on store closings and sales and other restructuring........        1,154        3,987          187
       Establishment of reserves for new consumer lending arrangements...        1,448            -            -
       Foreign currency gain on revaluation of collateralized borrowings.            -         (398)        (838)
       Deferred tax benefit (provision)..................................       (4,184)      (4,310)      15,610
       Change in assets and liabilities (net of effect of acquisitions):
          Decrease (increase) in loans and other receivables.............        2,417       (9,301)      (7,617)
          (Increase) decrease in income taxes receivable.................       (1,145)         317       (3,186)
          Decrease (increase) in prepaid expenses and other..............          260          891       (3,779)
          (Decrease) increase in accounts payable, income taxes payable,
             accrued expenses and accrued interest payable...............       (6,695)      (5,409)      17,964
                                                                            ------------------------------------------
Net cash provided by operating activities................................       13,442        2,865       18,203

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................................          (45)      (3,251)        (550)
Gross proceeds from sales of fixed assets................................            -            -           81
Additions to property and equipment......................................      (10,063)      (7,428)      (8,150)
                                                                            ------------------------------------------
Net cash used in investing activities....................................      (10,108)     (10,679)      (8,619)

Cash flows from financing activities:
Redemption of 16.0% Senior Notes due 2012................................            -            -      (10,283)
Redemption of 13.95% Senior Subordinated Notes due 2012..................            -            -       (9,060)
Redemption of 10.875% Senior Subordinated Notes due 2006.................            -            -      (20,734)
Redemption of 13.0% Senior Discount Notes due 2006.......................            -            -      (22,962)
Redemption of collateralized borrowings..................................            -            -       (8,277)
Other debt payments......................................................          (64)          (3)         (72)
Other collateralized borrowings..........................................            -        8,000            -
Issuance of 9.75% Senior Notes due 2011..................................            -            -      241,176
Redemption of 10.875% Senior Notes due 2006..............................            -            -     (111,170)
Net increase (decrease) in revolving credit facilities...................       11,112      (17,237)     (61,699)
Payments of debt issuance costs..........................................         (571)        (690)     (11,218)
Purchase of treasury stock...............................................          (57)           -            -
                                                                            ------------------------------------------
Net cash provided by (used in) financing activities......................       10,420       (9,930)     (14,299)
Effect of exchange rate changes on cash and cash equivalents.............          427        2,916        2,176
                                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................       14,181      (14,828)      (2,539)
Cash and cash equivalents at beginning of year...........................       72,456       86,637       71,809
                                                                            ------------------------------------------
Cash and cash equivalents at end of year.................................   $   86,637     $ 71,809     $ 69,270
                                                                            ==========================================

Supplemental disclosures of cash flow information
Interest paid............................................................   $   17,472     $ 18,432     $ 21,485
Income taxes paid........................................................   $   16,035     $ 14,548     $ 13,858


                             See accompanying notes.

                             DOLLAR FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

1.   Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the "Company"). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. ("OPCO"). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.

The Company, through its subsidiaries, provides retail financial services through a network of 1,110 locations (of which 638 are Company-operated) operating as Money Mart, The Money Shop, Loan Mart and Insta-Cheques in sixteen states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary Money Mart Express(R) services and originates short-term consumer loans through 458 independent document transmitter locations in 15 states.

2.   Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue recognition

With respect to company-operated stores, revenues from the Company's check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With  respect to the  Company's  franchised  locations,  it  recognizes  initial
franchise  fees  upon   fulfillment  of  all  significant   obligations  to  the
franchisee. Royalty payments from its franchisees are recognized as earned.

For short term consumer loans that the Company makes directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan.

In addition to the short-term consumer loans originated and funded by the Company, the Company also has relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, the Company markets and services short-term consumer loans, which have terms ranging from 7 to 23 days, that are funded by the banks. The banks are responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks' loans are not reflected on the Company's balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by borrowers to the banks.

                             DOLLAR FINANCIAL CORP.

2.   Significant Accounting Policies (continued)

For loans funded by County Bank, the Company recognizes net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withholds certain servicing fees payable to the Company in order to maintain a cash reserve. The amount of the reserve is equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses are applied against County Bank's cash reserve. Any excess reserve is then remitted to the Company as a collection bonus. The remainder of the finance charges not applied to the reserve are either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to the Company as a servicing fee.

For loans funded by First Bank of Delaware, the Company recognizes net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by the Company. Servicing fees payable to the Company are reduced if actual losses exceed this target loss rate by the amount they exceed it. If actual losses are below the target loss rate, the difference is paid to the Company as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.

Because the Company's servicing fees are reduced by loan losses incurred by the banks, it has established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, the Company considers the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net write-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans.
This reserve is reported in accrued expenses and other liabilities on the Company's balance sheet and was $1,093 at June 30, 2003 and $1,380 at June 30, 2004.

If one of the banks suffers a loss on a loan, the Company immediately records a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, the Company replenishes the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues.

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Loans Receivable, Net

Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in loans receivable, net. Loans receivable, net are reported net of a reserve related to consumer lending as described below in company funded consumer loan loss reserves policy.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using either the straight-line or double declining balance method over the estimated useful lives of the assets, which vary from three to five years.

                             DOLLAR FINANCIAL CORP.

2.   Significant Accounting Policies (continued)

Intangible Assets

Under the provisions of SFAS 142, "Goodwill and Other Intangible Assets" intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 10). The Company has completed the required impairment tests and determined that goodwill was not impaired.

Deferred Offering Costs

Through June 30, 2004, the Company incurred approximately $1.4 million of costs in connection with a proposed public offering of its common stock. These costs are included in "Other Assets" on the Company's balance sheet. In August 2004, the Company announced that it had postponed its proposed public offering due to market conditions. If the proposed offering were to be permanently abandoned, the costs incurred would be charged to expense in the period the decision is made. If the proposed offering is successful, the contribution to shareholders' equity will be reduced by these costs.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 5).

Store and Regional Expenses

The direct costs incurred in operating the Company's stores have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, telephone and telecommunication and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Company Funded Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for loans it makes directly through some of its company-operated locations. To estimate the appropriate level of loan loss reserves, the Company considers the amount of outstanding loans owed to it, historical loans charged off, current collection patterns and current economic trends. The Company's current loan loss reserve is based on its net charge-offs, expressed as a percentage of loans originated for the last twelve months applied against the total amount of outstanding loans that it makes directly. As these conditions change, the Company may need to make additional provisions in future periods.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer's bank account on the stated maturity date of the loan. If the check or the debit to the customer's account is returned from the bank unpaid, the Company immediately records a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, the Company replenishes the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues.

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $7,062,000, $6,738,000 and $7,662,000 for the years ended June 30, 2002, 2003 and 2004, respectively.


Income Taxes

The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes.

The Company intends to reinvest its foreign earnings and as a result the Company has not provided a deferred tax liability on foreign earnings.

Employees' Retirement Plan

Retirement benefits are provided to substantially all full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee's contribution, up to 8% of the employee's compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $614,000, $775,000 and $720,000 for the years ended June 30, 2002, 2003 and 2004, respectively.


Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $5,844,000, $6,922,000 and $7,406,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company's 16% Senior Notes, 13.95% Senior Subordinated Notes and OPCO's Senior Notes are based on quoted market prices (see note 5). The Company's other financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.

                             DOLLAR FINANCIAL CORP.

2.       Significant Accounting Policies (continued)


Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2004, the Company held put options with an aggregate notional value of $(CAN) 44.0 million and (pound)(GBP) 7.7 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders" equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the year ended June 30, 2004. The fair market value at June 30, 2004 was $561,000 and is included in other assets on the balance sheet.

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in corporate expenses.

                             DOLLAR FINANCIAL CORP.

2.       Significant Accounting Policies (continued)


Franchise Fees and Royalties

The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary. Initial franchise fees included in revenues were $59,000, $283,000 and $389,000 for the years ended June 30, 2002, 2003 and 2004, respectively. Total franchise revenues were $5.2 million, $6.3 million and $7.5 million for the years ended June 30, 2002, 2003 and 2004, respectively.

Stock Based Compensation Plan

At June 30, 2004, the Company offered a stock option plan, under which shares of common stock may be awarded to employees or consultants of OPCO. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in all years presented (in thousands, except per share data):


                                                                 Year ended June 30,
                                                 ----------------------------------------------------
                                                      2002             2003              2004
                                                 ----------------------------------------------------
  Net loss, as reported....................      $       (3,392)  $       (8,594)  $        (28,033)
  Total stock-option expense determined
      under the fair value based method,
      net of related tax benefits..........                 406              230                351
                                                 ----------------------------------------------------
  Pro forma net loss.......................      $       (3,798)  $       (8,824)  $        (28,384)
                                                 ====================================================

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2001, respectively: expected volatility of 46% and 46%; expected lives of 6.0 and 6.0 years; risk-free interest rate of 4.35% and 5.02%; fair market value at date of grant of $2,800.51 and $3,704.90 per share; and no expected dividends.

3.   Stock Option Plan

The Company's 1999 Stock Incentive Plan (the "Plan") states that 1,413.32 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company's Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights ("SARs") may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the Plan is subject to adjustment as specified in the Plan provisions. No options may be granted after February 15, 2009. The

                             DOLLAR FINANCIAL CORP.

3.   Stock Option Plan (continued)


options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

During the year ended June 30, 2004, 544 nonqualified stock options were granted under the Plan at an exercise price of $5,600, the estimated fair market value of the common stock on the date of grant. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date and have a term of ten years from the date of issuance.

The following table presents information on stock options:

                                                                              Shares           Price Per Share
          Options outstanding at June 30, 2001
          (416.83 shares exercisable) ................................          1,152              $3,225/$7,250
               Granted ...............................................              -                          -
               Exercised .............................................              -                          -
               Forfeited .............................................            (46)             $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2002
          (652.03 shares exercisable) ................................          1,106              $3,225/$7,250
               Granted ...............................................              -                          -
               Exercised .............................................              -                          -
               Forfeited .............................................           (134)             $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2003
          (784.03 shares exercisable) ................................            972              $3,225/$7,250
               Granted................................................            544                     $5,600
               Exercised..............................................              -                          -
               Forfeited..............................................           (108)             $3,225/$7,250
                                                                          ---------------
          Options outstanding at June 30, 2004
          (840 shares exercisable)....................................          1,408       $3,225/$5,600/$7,250
                                                                          ===============


The following table presents information on stock options by exercise price:

                                              Options Outstanding                       Options Exercisable
                                -------------------------------------------------     -------------------------
                                      Number                Weighted Average                   Number
              Exercise            Outstanding at         Remaining Contractual             Exercisable at
                Price              June 30, 2004              Life (Years)                 June 30, 2004
          ------------------    --------------------    -------------------------     -------------------------
          $     3,225                    804                       4.6                             804
          $     5,600                    544                       9.5                               -
          $     7,250                     60                       6.4                              36
                                --------------------    -------------------------     -------------------------
                                       1,408                       6.6                             840
                                ====================    =========================     =========================

                             DOLLAR FINANCIAL CORP.

4.   Property and Equipment

     Property and equipment at June 30, 2003 and 2004 consist of (in thousands):

                                                                              June 30,
                                                               ---------------------------------------
                                                                     2003                  2004
                                                               ------------------    -----------------
     Land                                                      $         157         $         172
     Leasehold improvements................................           20,871                24,982
     Equipment and furniture...............................           47,490                52,351
                                                               ------------------    -----------------
                                                                      68,518                77,505
     Less accumulated depreciation.........................           39,309                49,540
                                                               ------------------    -----------------
     Total property and equipment..........................    $      29,209         $      27,965
                                                               ==================    =================

     Depreciation expense amounted to $8,835,000, $9,006,000 and $9,738,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

                             DOLLAR FINANCIAL CORP.

5.   Debt

The Company had debt obligations at June 30, 2003 and 2004 as follows (in thousands):

                                                                                       June 30,
                                                                              ---------------------------
                                                                                   2003          2004
                                                                              ---------------------------
Revolving credit facility; interest at one-day Eurodollar, as defined, plus
   4.00% at June 30, 2003 of the outstanding daily balances payable monthly;
   weighted average interest rate of 5.36% for the year ended June
   30, 2003 (facility terminated November 2003, see refinancing discussion).   $    60,764  $         -
United  Kingdom  overdraft  facility;  interest  at the bank base  rate,  as defined, plus 1.00% at June 30, 2003, 4.75% at June 30, 2003 of the outstanding daily balances payable quarterly; weighted average interest
   rate of 4.90% for the year ended June 30, 2003...........................           935            -
OPCO  9.75%  Senior  Notes  due   November   15,  2011;   interest   payable
   semi-annually on May 15 and November 15 .................................             -      241,176
16%  Senior  Notes  due May 15,  2012;  interest  payable  semi-annually  in
   arrears May 15 and November 15...........................................             -       42,070
13.95%  Senior  Subordinated  Notes  due  May  15,  2012;  interest  payable
   semi-annually in arrears May 15 and November 15..........................             -       41,652
13%  Senior  Discount  Notes  due  December  18,  2006;   interest   payable
   semi-annually  in arrears June 30 and December  30,  commencing  June 30,
   2004.....................................................................       112,644            -
Other  collateralized  borrowings;  interest  rate of 15.6%  subject to loss
   rates on the related UK loans pledged....................................         8,000            -
10.875% Senior Notes due November 15, 2006;  interest  payable  semiannually
   on May 15 and November 15................................................       109,190            -
10.875% Senior  Subordinated  Notes due December 31, 2006;  interest payable
   semiannually on June 30 and December 30..................................        20,000            -
Other.......................................................................            81          105
                                                                              ---------------------------
                                                                               $  $311,614  $   325,003
                                                                              ===========================


Prior to November 13, 2003, OPCO had $109.2 million of 10.875% Senior Notes due 2006 (the "Old OPCO Senior Notes"), which were registered under the Securities Act of 1933, as amended. The payment obligations under the Old OPCO Notes were jointly and severally guaranteed, on a full and unconditional basis, by each of OPCO's existing subsidiaries. There were no restrictions on OPCO's and the guarantor subsidiaries' ability to obtain funds from their subsidiaries by dividend or by loan. Also, OPCO had $20 million aggregate principal amount of its 10.875% Senior Subordinated Notes due 2006 (the "Old OPCO Senior Subordinated Notes") outstanding.

The Company entered into an agreement dated December 18, 1998 pursuant to which the Company issued $120.6 million aggregate principal amount of 13% Senior Discount Notes ("Old Senior Discount Notes") from which the Company received $64.0 million in gross cash proceeds. The $56.6 million discount was accreted by the effective interest method through the period ending December 18, 2003. The fully accreted Senior Discount Notes accrued interest payable semi-annually in arrears. The parties to the agreement have negotiated an exchange agreement that took effect on November 13, 2003.

                             DOLLAR FINANCIAL CORP.

5.   Debt (continued)


On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003 (the "New Notes Indenture"). The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the New Notes Indenture. The net proceeds from the May 2004 note offering were distributed to the Company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

The New Credit Facility consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the New Credit Facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event OPCO engages in certain issuances of securities or asset disposals. Under the New Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the New Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its "prime rate," plus 3.25% at June 30, 2004, (ii) the LIBOR Rate (as defined therein) plus 4.50% at June 30, 2004, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.50% at June 30, 2004, determined at OPCO's option. At June 30, 2004, OPCO's borrowing capacity was $40.5 million and there was none outstanding.

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

The Replacement Senior Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2004), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

Year                                                         Percentage
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . .      112.5%
2005 . . . . . . . . . . . . . . . . . . . . . . . . . . .      110.0%
2006 . . . . . . . . . . . . . . . . . . . . . . . . . . .      107.5%
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . .      105.0%
2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .      102.5%
2009 and thereafter. . . . . . . . . . . . . . . . . . . .      100.0%

                             DOLLAR FINANCIAL CORP.

5.   Debt (continued)

The Replacement Senior Subordinated Notes will be redeemable at the following redemption prices if redeemed during the indicated calendar year (or on any earlier date, in the case of 2005), expressed as percentages of the principal amount, plus accrued interest, if any, to the date of redemption:

Year                                                         Percentage
2005 or prior  . . . . . . . . . . . . . . . . . . . . . .      100.0%
2006 . . . . . . . . . . . . . . . . . . . . . . . . . . .      112.5%
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . .      110.0%
2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .      107.5%
2009 . . . . . . . . . . . . . . . . . . . . . . . . . . .      105.0%
2010 . . . . . . . . . . . . . . . . . . . . . . . . . . .      102.5%
2011 and thereafter  . . . . . . . . . . . . . . . . . . .      100.0%

The 9.75% Senior Notes are redeemable, in whole or in part, at OPCO's option, at any time on or after November 15, 2007. If redeemed during the twelve month period commencing November 15 of the years indicated below, the 9.75% Senior Notes will be redeemable at the following redemption prices, expressed as percentages of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption:

Year                                                         Percentage
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . .    104.875%
2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .    102.438%
2009 and thereafter  . . . . . . . . . . . . . . . . . . .    100.000%

Prior to November 15, 2006, OPCO may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of certain equity issuances at a redemption price equal to 109.75% of the principal amount thereof, plus accrued an unpaid interest and liquidated damages, if any, to the date of redemption.

The 9.75% Senior Notes, the New Credit Facility, the Replacement Senior Notes and the Replacement Senior Subordinated Notes contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings. At June 30, 2004, the Company is in compliance with all covenants.

The Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $10.0 million of which $0.0 million and $0.0 million were outstanding as of June 30, 2003 and 2004, respectively. Amounts outstanding under the facility bear interest at Canadian prime and are secured by $10.0 million letter of credit issued by Wells Fargo Bank under the New Credit Facility.

Prior to March 31, 2004, the Company's United Kingdom operations also had a British pound overdraft facility that bore interest at 1.00% for the year ended June 30, 2003 over the LIBOR Rate and which provided for a commitment of approximately $6.2 million. The overdraft facility was secured by a $6.0 million letter of credit issued by Wells Fargo Bank under the New Credit Facility. This overdraft facility expired on March 31, 2004.

The total fair market value of the Old OPCO Senior Notes and the Old OPCO Senior Subordinated Notes at June 30, 2003 was approximately $122.7 million based on quoted market prices.

The total fair market value of the New OPCO Senior Notes due 2011 at June 30, 2004 was approximately $250.8 million.

Interest of  $17,472,000,  $18,432,000  and  $21,485,000  was paid for the years ended June 30, 2002, 2003 and 2004, respectively.

                             DOLLAR FINANCIAL CORP.

6.   Income Taxes

The provision for income taxes for the years ended June 30, 2002, 2003 and 2004 consists of the following (in thousands):

                                                        Year ended June 30,
                                         --------------------------------------------------
                                               2002             2003             2004
                                         --------------------------------------------------
Federal:
    Current.........................          $    260         $   (224)        $      -
    Deferred........................            (3,788)          (3,938)          14,413
                                         --------------------------------------------------
                                                (3,528)          (4,162)          14,413

Foreign taxes:
    Current.........................             9,550           13,088           15,232
    Deferred........................               (74)               -                -
                                         --------------------------------------------------
                                                 9,476           13,088           15,232

State:
    Current.........................               373              181                -
    Deferred........................              (322)            (372)           1,197
                                         --------------------------------------------------
                                                    51             (191)           1,197
                                         --------------------------------------------------
                                              $  5,999         $  8,735         $ 30,842
                                         ==================================================


The significant components of the Company's deferred tax assets and liabilities at June 30, 2003 and 2004 are as follows (in thousands):

                                                                        June 30,
                                                           ----------------------------------
                                                                 2003               2004
                                                           ----------------------------------
Deferred tax assets:
   Loss reserves.......................................    $        834         $   1,219
   Foreign withholding taxes...........................              21                 6
   Depreciation........................................           2,547             2,051
   Accrued compensation................................             573             1,130
   Reserve for store closings..........................             560               215
   Foreign tax credits.................................             230                 -
   Other accrued expenses..............................             405               268
   Accrued interest....................................          16,448             5,327
   Net operating loss..................................               -            15,201
   Other...............................................              14                85
                                                           ----------------------------------
Gross deferred tax assets                                        21,632            25,502
Valuation allowance....................................               -           (24,474)


Deferred tax liabilities:
   Amortization and other temporary differences........           6,022             1,028
                                                           ----------------------------------
Net deferred tax asset.................................    $     15,610         $       -
                                                           ==================================

                             DOLLAR FINANCIAL CORP.

6.   Income Taxes (continued)

A reconciliation of the provision for income taxes with amounts determined by applying the federal statutory tax rate to income (loss) before income taxes is as follows (in thousands):

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                                 2002         2003          2004
                                                           ------------------------------------------
Tax provision at federal statutory rate...............         $   912      $     49      $     964
Add (deduct):
    State tax provision, net of federal tax benefit...              34          (134)             -
    Foreign taxes.....................................           1,673         2,419          1,122
    US tax on foreign earnings........................           2,370         5,162          2,349
    Canadian restructuring............................               -             -          5,143
    High Yield Debt Interest..........................             835           950            397
    Other permanent differences.......................             175           289            452
    Valuation allowance...............................               -             -         20,415
                                                           ------------------------------------------
Tax provision at effective tax rate...................         $ 5,999      $  8,735      $  30,842
                                                           ==========================================


Due to the refinancing of the Company's debt, significant deferred tax assets have been generated. The Company provided a valuation allowance against all of its deferred taxes at June 30, 2004 which amounted to $24.5 million. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2004, the Company has approximately $43.1 million of federal and state net operating and loss carry forwards available to offset future taxable income. The federal and state net operating loss carry forwards will begin to expire in 2023, if not utilized.

After the refinancing of its debt, the Company elected not to include Canadian income in its taxable income for US tax return filing purposes. As a result of this election the Company provided a $3.9 million valuation allowance and reversed any related deferred taxes.

Foreign,   federal  and  state  income  taxes  of   approximately   $16,035,000,
$14,548,000 and $13,858,000 were paid during the years ended June 30, 2002, 2003 and 2004, respectively.

                             DOLLAR FINANCIAL CORP.

7.       Losses on Store Closings and Sales and Other Restructuring

For the fiscal year ended June 30, 2003, the Company closed 27 underperforming stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the fiscal year ended June 30, 2003, the Company recorded costs for severance and other retention benefits of $1.7 million and store closure costs of $1.6 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within "Losses on store closings and sales and other restructuring" on the Consolidated Statements of Operations. The restructuring was completed by the fiscal year end. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                               Severance and
                                                                  Other               Store Closure
                                                            Retention Benefits            Costs               Total

          Balance at June 30, 2002................          $          -            $         -        $         -
          Charge recorded in earnings.............                   1.7                    1.6                3.3
          Amounts paid............................                  (0.5)                  (0.8)              (1.3)
          Non-cash charges........................                     -                   (0.6)              (0.6)
                                                            --------------------------------------------------------
          Balance at June 30, 2003................                   1.2                    0.2                1.4
          Reclassification .......................                  (0.7)                   0.7                  -
          Amounts paid............................                  (0.5)                  (0.5)              (1.0)
                                                            --------------------------------------------------------
          Balance at June 30, 2004................          $          -            $       0.4        $       0.4
                                                            ========================================================

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the years ended June 30, 2002, 2003 and 2004 were $1,435,000, $722,000 and $361,000, respectively.

8.   Loss on Extinguishment of Debt

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our parent's senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes. On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities. The net proceeds from the May 2004 note offering were distributed to the Company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

                             DOLLAR FINANCIAL CORP.

8.   Loss on Extinguishment of Debt (continued)

    On June 30, 2004, the Company terminated an agreement under which it sold a participation interest in a portion of the short-term consumer loans originated by the Company in the United Kingdom to a third party. Associated with the termination of this agreement the Company paid $276,660 representing a prepayment penalty.

    The loss incurred on the extinguishment of debt is as follows (in millions):

  Call Premium
       16.0% Senior Notes......................................................        $ 1.23
       13.95% Senior Subordinated Notes........................................             -
       Dollar Financial Group, Inc. 10.875% Senior Notes.......................          1.98
       Dollar Financial Group, Inc.10.875% Senior Subordinated Notes...........          0.73
  Write-off of previously capitalized deferred issuance costs, net.............          6.14
  Prepayment penalty on the extinguishment of collateralized borrowings........          0.28
                                                                                    ----------
  Loss on extinguishment of debt...............................................        $10.36
                                                                                    ==========

9.   Commitments

The Company occupies office and retail space and uses certain equipment under operating lease agreements. Rent expense amounted to $15,265,000, $16,067,000 and $16,881,000 for the years ended June 30, 2002, 2003 and 2004, respectively. Most leases contain standard renewal clauses.

Minimum obligations under noncancelable operating leases for the year ended June 30 are as follows (in thousands):


Year                                     Amount
                                     ---------------

2005.............................    $     17,143
2006.............................          13,458
2007.............................          10,364
2008.............................           7,640
2009.............................           5,556
Thereafter.......................           7,301
                                     ---------------
                                     $     61,462
                                     ===============


10.  Goodwill and Other Intangibles

In accordance with the provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During fiscal 2003, the Company paid $2.0 million in additional consideration based upon a future results of operations earn-out agreement related to one of its United Kingdom acquisitions. This amount has been included as goodwill on the Consolidated Balance Sheet. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the years ended June 30, 2004, 2003 and 2002 was $95,000, $173,000 and $225,000, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

          Fiscal year ending June 30,                           Amount
          -----------------------------------------------------------------
                                                             (in thousands)
          2005............................................   $     19.2

                             DOLLAR FINANCIAL CORP.

10.  Goodwill and Other Intangibles (continued)

The following table reflects the components of intangible assets (in thousands):

                                                        June 30, 2003                         June 30, 2004
                                              ---------------------------------    -----------------------------------
                                              Gross Carrying      Accumulated      Gross Carrying        Accumulated
                                                  Amount         Amortization          Amount           Amortization
                                              ---------------------------------    -----------------------------------
Non-amortized intangible assets:
      Cost in excess of net assets acquired    $    162,987      $     19,686       $   169,115         $    20,906

Amortized intangible assets:
      Covenants not to compete                        2,446             2,331             2,452               2,433

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2003 and 2004 are as follows:

                                                         United                         United
                                                         States          Canada        Kingdom        Total
                                                     ------------------------------------------------------------
Balance at June 30, 2002                             $      56,544   $     33,986   $    41,734   $    132,264
    Amortization of other intangibles..........               (173)             -             -           (173)
    Acquisitions................................                 -              -         3,251          3,251
    Foreign currency translation adjustments....                 -          4,103         3,428          7,531
    Reclassification(1).........................               238            305             -            543
                                                     ------------------------------------------------------------
Balance at June 30, 2003                                    56,609         38,394        48,413        143,416
    Amortization of other intangibles..........                (95)             -             -            (95)
    Acquisition.................................                 -              -           550            550
    Foreign currency translation adjustments....                 -            427         3,714          4,141
    Reclassification(1).........................                 -              -           216            216
                                                     ------------------------------------------------------------
Balance at June 30, 2004                             $      56,514   $     38,821   $    52,893   $   148,228
                                                     ============================================================

(1) Items represent brokers fees and other professional fees initially recorded to accounts receivable when paid as part of the original post-acquisition closing adjustments. The reclassification was made when it was determined that payment for these items had been the responsibility of the purchaser.

11.  Contingent Liabilities

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to their store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which they believe to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. Approximately 92% of these settlement offers have been accepted. Plaintiff's' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plan to defend them vigorously. The Company believes it has adequately provided for the

                             DOLLAR FINANCIAL CORP.

11.  Contingent Liabilities (continued)

costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits; and believes it has meritorious defense to the claims asserted in those matters. The Company believes the outcome of such litigation will not significantly affect its financial results.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, plaintiff claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 25, 2003, the Company moved to stay the action as against it and to compel arbitration of plaintiff's claims as required by his agreement with the Company. The court's decision denying that motion is presently on appeal. The Company believes it has meritorious defense to the action and intends to defend it vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company's Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, the Company was served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. A similar action was also filed in the Court of Queen's Bench of Manitoba on April 26, 2004 by Nicole Blasko. The allegations and putative class in the Smith and Blasko actions are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to above, Mortillaro, Young, Smith and Blasko have agreed to arbitrate all disputes with the Company. The Company believes that it has meritorious procedural and substantive defenses to the claims of each of these plaintiffs and intends to defend those claims vigorously. The Company believes the outcome of such litigation will not significantly affect its financial results.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. In the Company's opinion, the outcome of such litigation and proceedings will not significantly affect its financial results.

12.  Credit Risk

At June 30, 2003 and 2004, OPCO had 19 and 11, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $10,873,000 and $4,640,000, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation ("CDIC"). At June 30, 2003 and 2004, the Company's Canadian
subsidiary had 13 bank accounts totaling $15,039,000 and $1,274,666, respectively, which exceeded CDIC limits. At June 30, 2003 and 2004 the Company's United Kingdom operations had 30 and 32 bank accounts, respectively, totaling $6,085,000 and $11,698,000. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.

Since June 13, 2002, the Company has acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On behalf of these banks, the Company markets unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Loans are made for amounts up to $700, with terms of 7 to 23 days. Under these programs, the Company earns servicing fees, which may be reduced if the related loans are not collected. The Company maintains a reserve for estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans they make directly. In order to estimate the appropriate level of these reserves, the Company considers the amount of outstanding loans owed to them, as well as loans owed to banks and serviced by them, the historical loans charged-off, current collection patterns and current economic trends. As these

                             DOLLAR FINANCIAL CORP.

12.  Credit Risk (continued)

conditions change, additional provisions might be required in future periods. During fiscal 2004, County Bank originated or extended approximately $136.2 million of loans through their locations and document transmitters. First Bank originated or extended approximately $249.1 million of loans through the Company during this period. County Bank originated or extended approximately $277.9 million of loans through the Company during fiscal 2003 and First Bank originated or extended approximately $92.5 million of loans through the Company for the same period.

The Company also originates unsecured short-term loans to customers on its own behalf in Canada, the United Kingdom and certain U.S. markets. In the United States, these loans are made for amounts up to $500, with terms of 7 to 37 days. The Company bears the entire risk of loss related to these loans. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers' income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to (pound)600, with a term of 28 days. The Company originated or extended approximately $491 million and $429 million of the loans through the Company's locations and document transmitters during fiscal years ended June 30, 2004 and 2003, respectively. In addition, beginning in fiscal 2003 the Company acted as a direct lender originating 1,402 longer-term installment loans with an average principal amount of $793 and a weighted average term of approximately 365 days. In fiscal 2004, the Company originated 4,675 longer-term installment loans with an average principal of amount $845 and a weighted average term of approximately 365 days. The Company originated or extended installment loans through its locations in the United Kingdom of approximately $1.1 million in fiscal 2003 and $3.9 million in fiscal 2004 and introduced this product in certain U.S. and Canadian markets late in fiscal 2004. On November 15, 2002, the Company entered into an agreement with a third party to sell, without recourse, subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets was treated as a financing under FAS 140 and is included in Other Collateralized Borrowings on the balance sheet. The Agreement gave the third party a first priority lien, charge, and security interest in the assets pledged. The Agreement provided for collateralized borrowings up to $10.0 million against which $8.0 million of the loans receivable had been pledged at June 30, 2003. Under the Agreement, the third party retained the right to reduce the amount of borrowings to no less than $4.0 million. The Company paid an annual interest rate of 15.6% on the amount borrowed, which was subject to loss rates on the related loans. On June 30, 2004 the Company terminated the agreement and paid $8.0 million to repurchase the participation interest, $104,000 of accrued interest and $276,660 representing a prepayment penalty. In connection with the repurchase of the participation interest, the liens on the loans receivable were released.

The Company had approximately $29.1 million and $21.4 million of loans on its balance sheet at June 30, 2004 and 2003, respectively, which is reflected in loans receivable. Loans receivable, net at June 30, 2004 and 2003 are reported net of a reserve of $2.3 million and $1.3 million, respectively, related to consumer lending. Net charge-offs for company-originated loans, which are charged against the allowance for loan losses for the fiscal years ended June 30, 2004, 2003 and 2002 were $9.0 million, $10.4 million and $5.6 million, respectively. For the years ended June 30, 2004, 2003 and 2002, total consumer lending revenue, net earned by the Company was $96.3 million, $81.6 million and $69.8 million, respectively.

                             DOLLAR FINANCIAL CORP.

12.  Credit Risk (continued)

Activity in the allowance for loan losses during the fiscal years ended 2002, 2003 and 2004 was as follows (in thousands):

                                                                        Year ended June 30,
                                                         --------------------------------------------------
Allowance for Loan Losses                                     2002             2003             2004
                                                         --------------------------------------------------
                                                                          (in thousands)

Balance at beginning of year........................      $        228   $      1,694        $    1,344

Provision charged to expense........................             1,448              -                 -
Provision charged to loan revenues..................             5,554          9,967             9,928
Foreign currency translation........................                18             75                15

Charge-offs.........................................            (5,554)       (10,392)           (8,972)
                                                         --------------------------------------------------
Balance at end of year..............................      $      1,694   $      1,344        $    2,315
                                                         ==================================================

                             DOLLAR FINANCIAL CORP.

13.  Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

                                                    United                         United
                     2002                           States          Canada        Kingdom        Total
                                                ------------------------------------------------------------
Identifiable assets............................ $       154,100  $       82,860 $     67,639 $      304,599
Goodwill and other intangibles, net............          56,544          33,986       41,734        132,264
Sales to unaffiliated customers:
    Check cashing..............................          53,597          30,344       20,851        104,792
    Consumer lending:
       Fees from consumer lending.............           70,669          16,280       10,763         97,712
       Provision for loan losses and adjustment
            to servicing revenue...............         (23,622)         (2,919)      (1,372)       (27,913)
                                                ------------------------------------------------------------
    Consumer lending, net......................          47,047          13,361        9,391         69,799
    Money transfers............................           4,613           4,363        1,122         10,098
    Other......................................           7,677           7,401        2,209         17,287
                                                ------------------------------------------------------------
Total sales to unaffiliated customers..........         112,934          55,469       33,573        201,976
Establishment of reserves for new consumer
    lending arrangements.......................           2,244               -            -          2,244
Interest revenue...............................             427              83            3            513
Interest expense...............................          26,647           2,552        2,588         31,787
Depreciation and amortization..................           5,330           1,874        2,027          9,231
Losses on store closings and sales and
    other restructuring........................           1,435               -            -          1,435
(Loss) income before income taxes..............         (20,166)         17,672        5,101          2,607
Income tax (benefit) provision ................          (3,847)          8,105        1,741          5,999

                     2003
Identifiable assets............................         148,266          88,240       77,105        313,611
Goodwill and other intangibles, net............          56,609          38,394       48,413        143,416
Sales to unaffiliated customers:
    Check cashing..............................          49,147          33,301       25,987        108,435
    Consumer lending:
       Fees from consumer lending..............          70,340          22,492       13,426        106,258
       Provision for loan losses and adjustment
            to servicing revenue..............          (19,368)         (3,247)      (2,129)       (24,744)
                                                ------------------------------------------------------------
    Consumer lending, net......................          50,972          19,245       11,297         81,514
    Money transfers............................           4,675           5,143        1,834         11,652
    Other......................................           5,678           9,334        2,775         17,787
                                                ------------------------------------------------------------

Total sales to unaffiliated customers..........         110,472          67,023       41,893        219,388
Interest revenue...............................             413              18            -            431
Interest expense...............................          32,480            (899)       3,470         35,051
Depreciation and amortization..................           5,377           1,837        1,965          9,179
Losses on store closings and sales and
    other restructuring........................           3,987               -            -          3,987
Litigation settlement costs....................           2,750               -            -          2,750
(Loss) income before income taxes .............         (34,189)         26,058        8,272            141
Income tax (benefit) provision.................          (4,913)         10,944        2,704          8,735

                             DOLLAR FINANCIAL CORP.

13.  Geographic Segment Information (continued)

                                                      United                         United
                                                      States          Canada        Kingdom        Total
                                                ------------------------------------------------------------
                     2004
Identifiable assets............................ $       134,571  $       88,513 $     95,363 $      318,447
Goodwill and other intangibles, net............          56,514          38,821       52,893        148,228
Sales to unaffiliated customers:
    Check cashing..............................          47,716          38,483       31,198        117,397
    Consumer lending:
       Fees from consumer lending..............          71,577          31,479       17,751        120,807
       Provision for loan losses and adjustment
            to servicing revenue...............         (17,504)         (3,001)      (3,984)       (24,489)
                                                ------------------------------------------------------------
    Consumer lending, net......................          54,073          28,478       13,767         96,318
    Money transfers............................           4,525           5,795        2,732         13,052
    Other......................................           3,546          12,033        4,084         19,663
                                                ------------------------------------------------------------

Total sales to unaffiliated customers..........         109,860          84,789       51,781        246,430
Interest revenue...............................             417              19            -            436
Interest expense...............................          33,664           2,511        4,384         40,559
Depreciation and amortization..................           5,220           2,476        2,136          9,832
Losses on store closings and sales and
    other restructuring........................             324              16           21            361
Loss on extinguishment of debt.................          10,078               -          277         10,355
(Loss) income before income taxes..............         (36,493)         27,418       11,884          2,809
Income tax provision ..........................          17,787          10,111        2,944         30,842

14.  Related Party Transactions

During fiscal 1999, certain members of management received loans aggregating $2.9 million, of which $200,000 was repaid during the fiscal year ended June 30, 2001, which are secured by shares of the Company's stock. All but of one the loans accrue interest at a rate of 6% per year and are due and payable in full on December 18, 2004 and April 1, 2005. In addition, as part of an employment agreement, the Chief Executive Officer was issued a loan in the amount of $4.3 million to purchase additional shares of the Company's stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of a portion of his shares of the Company's stock.

Pursuant to the terms of an amended and restated Management Services Agreement among Green Equity Investors II, L.P. (the "Purchaser"), the Company and OPCO, the Company has agreed to pay the Purchaser an annual management fee equal to $1.0 million along with reasonable and customary fees for financial advisory and investment banking services in connection with major financial transactions that the Company and OPCO may undertake in the future and reimbursement of any out-of-pocket expenses incurred. The management fee paid/accrued to the Purchaser for the fiscal years 2004, 2003 and 2002 was $1.0 million, $1.0 million and $1.0 million, respectively.

15. Subsidiary Guarantor Financial Information

OPCO's payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by the Company and by OPCO's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral"). The non-guarantors consist of OPCO's foreign subsidiaries ("Non-guarantors").

                             DOLLAR FINANCIAL CORP.

15. Subsidiary Guarantor Financial Information (continued)

The Guarantees of the notes:

    o rank equal in right of payment with all existing and future unsubordinated indebtedness of the Guarantors;
    o rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors; and
    o are effectively junior to any indebtedness of OPCO, including indebtedness under the Company's senior secured reducing revolving credit facility, that is either (1) secured by a lien on the Collateral that is senior or prior to the second priority liens securing the Guarantees of the notes or (2) secured by assets that are not part of the Collateral to the extent of the value of the assets securing such indebtedness.

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2004 and 2003 and the condensed consolidating statements of operations and cash flows for the twelve months ended June 30, 2004, 2003 and 2002of OPCO, the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                          Consolidating Balance Sheets
                                  June 30, 2004
                                 (In thousands)

                                                                 Dollar Financial
                                                     Dollar       Group, Inc. and     Subsidiary
                                                   Financial        Subsidiary           Non-
                                                      Corp.          Guarantors        Guarantors      Eliminations    Consolidated
                                                ------------------------------------------------------------------------------------
Assets
Cash and cash equivalents......................  $           4   $     27,124       $      42,142    $          -     $     69,270
Loans receivable ..............................              -          4,838              24,278               -           29,116
Less: Allowance for loan losses................              -            694               1,621               -            2,315
                                                ------------------------------------------------------------------------------------
Loans receivable, net..........................              -          4,144              22,657               -           26,801
Other consumer lending receivables.............              -          7,404                   -               -            7,404
Other receivables..............................              -          1,711               2,360            (284)           3,787
Income taxes receivable........................          2,955              -               6,117          (2,947)           6,125
Prepaid expenses...............................              -          1,772               7,389               -            9,161
Deferred income taxes..........................              -              -                   -               -                -
Notes and interest receivable--officers........          1,431          3,623                   -               -            5,054
Due from affiliates............................              -         63,791                   -         (63,791)               -
Due from parent................................              -          8,637                   -          (8,637)               -
Property and equipment, net....................              -         10,957              17,008               -           27,965
Goodwill and other intangibles, net............              -         56,514              91,714               -          148,228
Debt issuance costs, net.......................            268         11,160                   -               -           11,428
Investment in subsidiaries.....................         38,017        255,084               6,705        (299,806)               -
Other assets...................................          1,392            451               1,381               -            3,224
                                                ------------------------------------------------------------------------------------
                                                 $      44,067   $    452,372       $     197,473    $   (375,465)    $    318,447
                                                ====================================================================================

Liabilities and shareholders' equity
Accounts payable...............................  $           -   $      6,466       $       8,507    $          -     $     14,973
Foreign income taxes payable...................              -              -               5,979               -            5,979
Income taxes payable...........................              -          2,947                   -          (2,947)               -
Accrued expenses and other liabilities.........            946          7,058               9,850               -           17,854
Accrued interest payable.......................          1,649          2,974               1,186            (284)           5,525
Deferred tax liability.........................              -              -                   -               -                -
Due to affiliates..............................          8,637              -              63,791         (72,428)               -
Term debt and subordinated notes payable.......              -              -                   -               -                -
9.75% Senior Notes due 2011....................              -        241,176                   -               -          241,176
16.0% Senior Notes due 2012....................         42,070              -                   -               -           42,070
13.95% Senior Subordinated Notes due 2012......         41,652              -                   -               -           41,652
Subordinated notes payable and other                         -             93                  12               -              105
                                                ------------------------------------------------------------------------------------
                                                        94,954        260,714              89,325         (75,659)         369,334

Shareholders' (deficit) equity:
   Common stock................................              -              -                   -               -                -
   Additional paid-in capital..................         50,384        104,926              27,304        (121,133)          61,481
   (Accumulated deficit) retained earnings.....       (109,819)        81,996              71,767        (164,860)        (120,916)
   Accumulated other comprehensive income......         13,813          4,736               9,077         (13,813)          13,813
   Treasury stock..............................           (956)             -                   -               -             (956)
   Management equity loan......................         (4,309)             -                   -               -           (4,309)
                                                ------------------------------------------------------------------------------------
Total shareholders' (deficit) equity...........        (50,887)       191,658             108,148        (299,806)         (50,887)
                                                ------------------------------------------------------------------------------------
                                                 $      44,067   $    452,372       $     197,473    $   (375,465)    $    318,447
                                                ====================================================================================

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2004
                                 (In thousands)

                                                                Dollar Financial
                                                    Dollar      Group, Inc. and     Subsidiary
                                                  Financial        Subsidiary          Non-
                                                    Corp.          Guarantors       Guarantors    Eliminations   Consolidated
                                                --------------------------------------------------------------------------------
Revenues:
   Check cashing..............................  $            -  $      47,717     $       69,680   $          -  $     117,397
   Consumer lending, net:
     Fees from consumer lending...............               -         71,577             49,230              -        120,807
     Provision for loan losses and adjustment
       to servicing revenue...................               -        (17,505)            (6,984)             -        (24,489)
                                                --------------------------------------------------------------------------------
   Consumer lending, net......................               -         54,072             42,246              -         96,318
   Money transfer fees........................               -          4,525              8,527              -         13,052
   Other .....................................               -          3,546             16,117              -         19,663
                                                --------------------------------------------------------------------------------
Total revenues................................               -        109,860            136,570              -        246,430
Store and regional expenses:
   Salaries and benefits......................               -         41,510             34,498              -         76,008
   Occupancy..................................               -         10,988              8,817              -         19,805
   Depreciation...............................               -          3,458              3,088              -          6,546
   Returned checks, net and cash shortages....               -          4,275              4,857              -          9,132
   Telephone and telecommunication............               -          3,756              1,909              -          5,665
   Advertising................................               -          3,778              3,165              -          6,943
   Bank charges...............................               -          2,140              1,604              -          3,744
   Armored carrier services...................               -          1,381              1,670              -          3,051
   Other......................................               -         12,739             12,047              -         24,786
                                                --------------------------------------------------------------------------------
Total store and regional expenses.............               -         84,025             71,655              -        155,680

Corporate expenses............................               -         16,623             16,190              -         32,813
Management fees...............................           1,003           (709)               709              -          1,003
Losses on store closings and sales and other
   restructuring..............................               -            325                 36              -            361
Other depreciation and amortization...........               -          1,762              1,524              -          3,286
Interest expense .............................          14,820         18,428              6,875              -         40,123
Loss on extinguishment of debt................           2,869          7,209                277              -         10,355
Equity in subsidiary..........................          (4,912)             -                  -          4,912              -
                                                --------------------------------------------------------------------------------
(Loss) income before income taxes ............         (13,780)       (17,803)            39,304         (4,912)         2,809
Income tax provision .........................          14,253          3,535             13,054              -         30,842
                                                --------------------------------------------------------------------------------
Net (loss) income  ...........................  $      (28,033) $     (21,338)    $       26,250   $     (4,912) $     (28,033)
                                                ================================================================================

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2004
                                 (In thousands)

                                                                        Dollar Financial
                                                             Dollar     Group, Inc. and    Subsidiary
                                                           Financial       Subsidiary         Non-
                                                             Corp.         Guarantors      Guarantors   Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income........................................ $  (28,033)     $  (21,338)        $ 26,250      $  (4,912)   $   (28,033)
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Undistributed income of subsidiaries.................     (4,912)              -                -          4,912              -
    Accretion of interest expense from 13% Senior
      Discount Notes.....................................      5,827               -                -              -          5,827
    Depreciation and amortization........................        143           6,774            4,796              -         11,713
    Loss on extinguishment of debt.......................      2,869           7,209              277              -         10,355
    Losses on store closings and sales and other
      restructuring......................................          -             150               37              -            187
    Foreign currency gain on revaluation of
      collateralized borrowings..........................          -               -             (838)             -           (838)
    Deferred tax provision (benefit).....................     16,448            (838)               -              -         15,610
    Changes in assets and liabilities (net of
      effect of acquisitions):
        Increase in loans and other receivables..........       (257)           (965)          (6,355)           (40)        (7,617)
        Increase in income taxes receivable..............     (1,385)        (18,486)          (5,836)        22,521         (3,186)
        (Increase) decrease in prepaid expenses and other     (1,392)            352           (2,739)             -         (3,779)
        Increase in accounts payable, income taxes
           payable, accrued expenses and other
           liabilities and accrued interest payable......      8,523          22,528            9,394        (22,481)        17,964
                                                          --------------------------------------------------------------------------
Net cash (used in) provided by operating activities......     (2,169)         (4,614)          24,986              -         18,203

Cash flows from investing activities:
Acquisitions, net of cash acquired.......................          -               -             (550)             -           (550)
Gross proceeds from sale of fixed assets.................          -               -               81              -             81
Additions to property and equipment......................          -          (1,971)          (6,179)             -         (8,150)
Net increase in due from affiliates......................          -         (31,416)               -         31,416              -
                                                          --------------------------------------------------------------------------
Net cash used in investing activities....................          -         (33,387)          (6,648)        31,416         (8,619)

Cash flows from financing activities:
Redemption of 16.0% Senior Notes due 2012................    (10,283)              -                -              -        (10,283)
Redemption of 13.95% Senior Subordinated Notes due 2012..     (9,060)              -                -              -         (9,060)
Redemption of Subordinated Notes.........................          -         (20,734)               -              -        (20,734)
Redemption of Senior Discount Notes......................    (22,962)              -                -              -        (22,962)
Redemption of collateralized borrowings..................          -               -           (8,277)             -         (8,277)
Other debt borrowings (payments).........................          -              93             (165)             -            (72)
Issuance of 9.75% Senior Notes due 2011..................          -         241,176                -              -        241,176
Redemption of 10.875% Senior Notes due 2006..............          -        (111,170)               -              -       (111,170)
Net decrease in revolving credit facilities..............          -         (60,764)            (935)             -        (61,699)
Payment of debt issuance costs...........................       (289)        (10,929)               -              -        (11,218)
Net increase (decrease) in due to affiliates and due from
    parent...............................................      4,064          33,958           (6,606)       (31,416)             -
Dividend paid to parent..................................     40,699         (40,699)               -              -              -
                                                          --------------------------------------------------------------------------
Net cash provided by (used in) financing activities......      2,169          30,931          (15,983)       (31,416)       (14,299)

Effect of exchange rate changes on cash  and cash
    equivalents..........................................          -               -            2,176              -          2,176

Net (decrease) increase in cash and cash equivalents.....          -          (7,070)           4,531              -         (2,539)
Cash and cash equivalents at beginning of year...........          4          34,194           37,611              -         71,809
                                                          --------------------------------------------------------------------------
Cash and cash equivalents at end of year................. $        4       $  27,124         $ 42,142      $       -    $    69,270
                                                          ==========================================================================

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                          Consolidating Balance Sheets
                                  June 30, 2003
                                 (In thousands)

                                                            Dollar      Dollar Financial
                                                          Financial      Group, Inc. and
                                                            Corp.         Subsidiaries      Eliminations    Consolidated
                                                        -------------------------------------------------------------------

Assets
Cash and cash equivalents............................   $            4 $       71,805      $            -  $       71,809
Loans receivable:
   Loans receivable..................................                -         13,444                   -          13,444
   Loans receivable pledged..........................                -          8,000                   -           8,000
                                                        -------------------------------------------------------------------
Total loans receivable...............................                -         21,444                   -          21,444
Less:  Allowance for loan losses.....................                -          1,344                   -           1,344
                                                        -------------------------------------------------------------------
Loans receivable, net................................                -         20,100                   -          20,100
Other consumer lending receivables...................                -          6,458                   -           6,458
Other receivables....................................                -          4,500                   -           4,500
Income taxes receivable..............................            1,570          1,369                   -           2,939
Prepaid expenses.....................................                -          6,358                   -           6,358
Deferred income taxes................................           16,448              -                (838)         15,610
Notes and interest receivable--officers..............            1,174          3,468                   -           4,642
Due from parent......................................                -          4,573              (4,573)              -
Property and equipment, net..........................                -         29,209                   -          29,209
Goodwill and other intangibles, net..................                -        143,416                   -         143,416
Debt issuance costs, net.............................            1,537          5,200                   -           6,737
Investment in subsidiaries...........................           67,688              -             (67,688)              -
Other................................................                -          1,833                   -           1,833
                                                        -------------------------------------------------------------------
                                                        $       88,421 $      298,289      $      (73,099) $      313,611
                                                        ===================================================================


Liabilities and shareholders' equity
Accounts payable.....................................   $            - $       17,245      $            -  $       17,245
Foreign income taxes payable.........................                -          1,380                   -           1,380
Accrued expenses and other liabilities...............              174         10,512                   -          10,686
Accrued interest payable.............................                -          1,656                   -           1,656
Deferred tax liability...............................                -            838                (838)              -
Due to affiliates....................................            4,573              -              (4,573)              -
Other collateralized borrowings......................                -          8,000                   -           8,000
Revolving credit facilities..........................                -         61,699                   -          61,699
10 7/8% Senior Notes due 2006........................                -        109,190                   -         109,190
Subordinated notes payable and other.................                -         20,081                   -          20,081
13% Senior Discount Notes due 2006...................          112,644              -                   -         112,644
                                                        -------------------------------------------------------------------
                                                               117,391        230,601              (5,411)        342,581

Shareholders' (deficit) equity:
   Common stock......................................                -              -                   -               -
   Additional paid-in capital........................           50,384         50,957             (39,860)         61,481
   (Accumulated deficit) retained earnings...........          (81,786)         9,034             (20,131)        (92,883)
   Accumulated other comprehensive income............            7,697          7,697              (7,697)          7,697
   Treasury stock ...................................             (956)             -                   -            (956)
   Management equity loan............................           (4,309)             -                   -          (4,309)

                                                        -------------------------------------------------------------------
Total shareholders' (deficit) equity.................          (28,970)        67,688             (67,688)        (28,970)
                                                        -------------------------------------------------------------------
                                                        $       88,421 $      298,289      $      (73,099) $      313,611
                                                        ===================================================================

                             DOLLAR FINANCIAL CORP.

15. Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2003
                                 (In thousands)

                                                     Dollar      Dollar Financial
                                                   Financial      Group, Inc. and
                                                     Corp.         Subsidiaries      Eliminations    Consolidated
                                                 -------------------------------------------------------------------
Revenues......................................   $            -  $     219,388       $           -   $    219,388

Store and regional expenses:
   Salaries and benefits......................                -         69,799                   -         69,799
   Occupancy..................................                -         18,856                   -         18,856
   Depreciation...............................                -          5,859                   -          5,859
   Other......................................                -         47,766                   -         47,766
                                                 -------------------------------------------------------------------
Total store and regional expenses.............                -        142,280                   -        142,280

Corporate expenses............................                -         31,241                   -         31,241
Management fees...............................            1,049              -                   -          1,049
Losses on store closings and sales and other
   restructuring..............................                -          3,987                   -          3,987
Other depreciation and amortization...........                -          3,320                   -          3,320
Interest expense, net.........................           14,452         20,168                   -         34,620
Litigation settlement costs...................                -          2,750                   -          2,750
Equity in subsidiary..........................           (2,131)             -               2,131              -
                                                 -------------------------------------------------------------------
(Loss) income before income taxes ............          (13,370)        15,642              (2,131)           141
Income tax (benefit) provision ...............           (4,776)        13,511                   -          8,735
                                                 -------------------------------------------------------------------
Net (loss) income  ...........................   $       (8,594) $       2,131       $      (2,131)  $     (8,594)
                                                 ===================================================================

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2003
                                 (In thousands)

                                                            Dollar       Dollar Financial
                                                           Financial     Group, Inc. and
                                                             Corp.         Subsidiaries     Eliminations    Consolidated
                                                        -------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income....................................   $    (8,594)    $     2,131        $      (2,131)  $    (8,594)
Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Undistributed income of subsidiaries............        (2,131)              -                2,131             -
     Accretion of interest expense from 13% Senior
       Discount Notes................................        14,373               -                    -        14,373
     Depreciation and amortization...................           338          10,971                    -        11,309
     Losses on store closings and sales and
       other restructuring...........................             -           3,987                    -         3,987
     Deferred tax (benefit) provision................        (5,093)            783                    -        (4,310)
     Changes in assets and liabilities (net
     Foreign currency gain on revaluation of
       collateralized borrowings.....................             -            (398)                   -          (398)
       Increase in loans and other receivables.......          (258)         (4,794)              (4,249)       (9,301)
       Decrease (increase) in income taxes receivable           317         (10,960)              10,960           317
       Decrease in prepaid expenses and other........             -             891                    -           891
       Increase (decrease) in accounts payable,
         income taxes payable, accrued expenses
         and other liabilities and accrued interest
         payable.....................................            81           1,221               (6,711)       (5,409)
                                                        -------------------------------------------------------------------
Net cash (used in) provided by operating activities..          (967)          3,832                    -         2,865

Cash flows from investing activities:
Acquisitions, net of cash acquired...................             -          (3,251)                   -        (3,251)
Additions to property and equipment..................             -          (7,428)                   -        (7,428)
                                                        -------------------------------------------------------------------
Net cash used in investing activities................             -         (10,679)                   -       (10,679)

Cash flows from financing activities:
Other debt payments..................................             -              (3)                   -            (3)
Other collateralized borrowings......................             -           8,000                    -         8,000
Net decrease in revolving credit facilities..........             -         (17,237)                   -       (17,237)
Payment of debt issuance costs.......................             -            (690)                   -          (690)
Net increase in due to affiliates and due from parent           967            (967)                   -              -
                                                        -------------------------------------------------------------------
Net cash provided by (used in) financing activities..           967         (10,897)                   -        (9,930)

Effect of exchange rate changes on cash
   and cash equivalents..............................             -           2,916                    -         2,916
                                                        -------------------------------------------------------------------

Net decrease in cash and cash equivalents............             -         (14,828)                   -       (14,828)
Cash and cash equivalents at beginning of year.......             4          86,633                    -        86,637
                                                        -------------------------------------------------------------------
Cash and cash equivalents at end of year.............   $         4     $    71,805        $           -   $    71,809
                                                        ===================================================================

                             DOLLAR FINANCIAL CORP.

15. Consolidating Financial Statements (continued)

                     Consolidating Statements of Operations
                            Year ended June 30, 2002
                                 (In thousands)

                                                             Dollar Financial
                                                  Dollar       Group, Inc.
                                                Financial     and Subsidiary
                                                  Corp.         Guarantors       Eliminations    Consolidated
                                               -----------------------------------------------------------------
Revenues...................................... $            -   $  201,976      $           -    $     201,976

Store and regional expenses:
   Salaries and benefits......................              -       65,295                  -           65,295
   Occupancy..................................              -       18,087                  -           18,087
   Depreciation...............................              -        6,522                  -            6,522
   Other......................................              -       46,238                  -           46,238
                                               -----------------------------------------------------------------
Total store and regional expenses.............              -      136,142                  -          136,142

Establishment of reserves for new consumer
   lending arrangements.......................              -        2,244                  -            2,244
Corporate expenses............................              -       24,516                  -           24,516
Management fee................................          1,049            -                  -            1,049
Losses on store closings and sales...........               -        1,435                  -            1,435
Other depreciation and amortization...........              -        2,709                  -            2,709
Interest expense, net.........................         12,580       18,694                  -           31,274
Equity in subsidiary..........................         (6,037)           -              6,037                -
                                               -----------------------------------------------------------------
(Loss) income before income taxes.............         (7,592)      16,236             (6,037)           2,607
Income tax (benefit) provision................         (4,200)      10,199                  -            5,999
                                               -----------------------------------------------------------------

Net (loss) income  ........................... $       (3,392)  $    6,037      $      (6,037)   $      (3,392)
                                               =================================================================

                             DOLLAR FINANCIAL CORP.

15.  Consolidating Financial Statements (continued)

                     Consolidating Statements of Cash Flows
                            Year ended June 30, 2002
                                 (In thousands)

                                                                         Dollar Financial
                                                              Dollar        Group, Inc.
                                                             Financial    and Subsidiary
                                                               Corp.        Guarantors      Eliminations   Consolidated
                                                           ---------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income......................................... $    (3,392)  $     6,037        $     (6,037)  $   (3,392)
Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Undistributed income of subsidiaries.................      (6,037)            -               6,037           -
     Accretion of interest expense from 13% Senior
       Discount Notes.....................................      12,539             -                   -       12,539
     Depreciation and amortization........................         300        10,740                   -       11,040
     Losses on store closings and sales...................           -         1,154                   -        1,154
     Establishment of reserves of new consumer
       lending arrangements...............................           -         1,448                   -        1,448
     Deferred tax benefit.................................      (3,753)         (873)                442       (4,184)
     Changes in assets and liabilities (net of effect
       of acquisitions):
         (Increase) decrease in accounts receivable.......        (259)        7,000              (4,324)       2,417
         Increase in income taxes receivable..............        (447)         (698)                  -       (1,145)
         Decrease in prepaid expenses and other...........           -           260                   -          260
         Increase (decrease) in accounts payable,
           income taxes payable, accrued expenses and
           other liabilities and accrued interest payable           38       (10,615)              3,882       (6,695)
                                                           ---------------------------------------------------------------
Net cash (used in) provided by operating activities.......      (1,011)       14,453                   -       13,442

Cash flows from investing activities:
Acquisitions, net of cash acquired........................           -           (45)                  -          (45)
Additions to property and equipment.......................           -       (10,063)                  -      (10,063)
                                                           ---------------------------------------------------------------
Net cash used in investing activities.....................           -       (10,108)                  -      (10,108)

Cash flows from financing activities:
Other debt payments.......................................           -           (64)                  -          (64)
Net increase in revolving credit facilities...............           -        11,112                   -       11,112
Payment of debt issuance costs............................           -          (571)                  -         (571)
Purchase of treasury stock................................         (57)            -                   -          (57)
Net increase in due to affiliates and due from parent.....       1,068        (1,068)                  -            -
                                                           ---------------------------------------------------------------
Net cash provided by financing activities.................       1,011         9,409                   -       10,420

Effect of exchange rate changes on cash and
   cash equivalents.......................................           -           427                   -          427
                                                           ---------------------------------------------------------------
Net increase in cash and cash equivalents.................           -        14,181                   -       14,181
Cash and cash equivalents at beginning of year............           4        72,452                   -       72,456
                                                           ---------------------------------------------------------------
Cash and cash equivalents at end of year.................. $         4   $    86,633        $          -   $   86,637
                                                           ===============================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item    9A.   CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures


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


    Changes in Internal Control Over Financial Reporting


    There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item    9B.   OTHER INFORMATION
         N/A

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers



    Our directors and officers, and their respective ages and positions are set forth below:

Name                                     Age    Position with Dollar Financial Corp.
----                                     ---    ------------------------------------
Jeffrey Weiss .....................       61    Chairman of the Board of Directors and Chief Executive Officer
Donald Gayhardt....................       40    President and Director
Randall Underwood .................       54    Executive Vice President and Chief Financial Officer
Sydney Franchuk ...................       52    Senior Vice President and President--Canadian Operations
Cameron Hetherington...............       39    Senior Vice President--International Operations
Gillian Wilmot ....................       43    Senior Vice President and President--U.K. Operations
Peter Sokolowski ..................       43    Vice President, Chief Credit Officer
Cyril Means........................       37    Vice President, General Counsel
Melissa Soper......................       38    Vice President, Human Resources
William Athas .....................       42    Vice President, Finance
Michael Koester....................       32    Director
Muneer Satter......................       43    Director
Jonathan Seiffer...................       32    Director
Jonathan Sokoloff..................       47    Director
Michael Solomon....................       29    Director

    Jeffrey Weiss has served as our Chairman and Chief Executive Officer since an affiliate of Bear Stearns & Co. Inc. acquired us in May 1990. Until June 1992, Mr. Weiss was also a Managing Director at Bear Stearns with primary responsibility for the firm's investments in small to mid-sized companies, in addition to serving as Chairman and Chief Executive Officer for several of these companies. Mr. Weiss is the author of several popular financial guides.

    Donald Gayhardt has served as our President since December 1998. Mr. Gayhardt also served as our Chief Financial Officer from April 2001 to June 2004. He served as our Executive Vice President and Chief Financial Officer from 1993 to 1997. In addition, he joined our board as a director in 1990. Prior to joining us, Mr. Gayhardt was employed by Bear Stearns from 1988 to 1993, most recently as an Associate Director in the Principal Activities Group, where he had oversight responsibility for the financial and accounting functions at a number of manufacturing, distribution and retailing firms, including our company. Prior to joining Bear Stearns, Mr. Gayhardt held positions in the mergers and acquisitions advisory and accounting fields.

    Randall Underwood joined us as our Executive Vice President and Chief Financial Officer in June 2004. Previously, Mr. Underwood served for three years as Senior Vice President, Global Finance and Administration and Chief Financial Officer for The Coleman Company, Inc. Prior to his tenure at The Coleman
Company, Mr. Underwood held senior executive positions with Strategic Development Partners, Inc. from 1999 through 2000 and Thorn Americas, Inc. from 1988 through 1998. Earlier in his career, he practiced as a Certified Public Accountant with the firm of Peat, Marwick, Mitchell and Co.

    Sydney Franchuk, our Senior Vice President and President--Canadian Operations, has served as President of our Canadian operations since November 1997. Previously, Mr. Franchuk held the position of Vice President of Finance and Administration for National Money Mart Co. and Check Mart, an affiliated company in the United States. Prior to joining us in 1985, Mr. Franchuk was a public accountant with Woods & Company and Ernst & Young LLP Chartered Accountants and is a Certified Management Accountant.

    Cameron Hetherington became our Senior Vice President--International Operations in May 2004. He served as our Senior Vice President and President--UK Operations, as well as Managing Director of Dollar Financial UK Limited from March 1999 to May 2004. From July 1993 to September 1998, Mr. Hetherington was employed at our Canadian operations in a variety of senior management positions, including National Operations Manager. From June 1983 to November 1992, Mr. Hetherington served as a commissioned officer within the Australian Defence Force in a variety of operational, training and administrative roles both domestically and overseas.

    Gillian Wilmot joined us as our Senior Vice President and President--U.K. Operations in May 2004. Prior to joining us, Ms. Wilmot worked as a strategic consultant beginning in January 2003. She was Managing Director for the Mail Markets Division of the Royal Mail from January 2001 through January 2003 and the Brand and Strategy Director for Littlewoods PLC from April 1999 through November 2000. Additionally, Ms. Wilmot is currently a director of Blackwells Retail and a member of the U.K. Committee of Advertising Practice.

    Peter Sokolowski has served as our Vice President--Chief Credit Officer since October 2002 and has overall responsibility for the oversight of underwriting, analysis and performance monitoring for our credit products. He also served as our Vice President--Finance from 1991 to 2002. Prior to joining us, Mr. Sokolowski worked in various financial positions in the commercial banking industry.

    Cyril Means has served as our Vice President and General Counsel since May 1999. Prior to joining us, Mr. Means served as Vice President and Corporate Counsel to The Aegis Consumer Funding Group, Inc. from 1995 to 1997, and as Executive Vice President and General Counsel of Aegis from 1997 to 1999, where he was primarily responsible for OPCO's securitization facility and credit lines. Prior to joining Aegis, Mr. Means held in-house legal positions in the insurance, commercial real estate and entertainment fields.

    Melissa Soper has served as our Vice President--Human Resources since October 1996 and has overall responsibility for our human resources compliance to state and federal labor laws. Prior to joining us, Ms. Soper served as a Director of Human Resources for a national hotel chain.

    William Athas, our Vice President--Finance, had formerly served as our Director of Finance since January 2000, and has since had overall responsibility for accounting oversight. Prior to joining us, he was the divisional controller of Timet, a titanium metals company, from December 1998 to January 2000. Mr.

Athas worked at Asarco, Inc., a non-ferrous metals company, from August 1987 to December 1998, where he became the assistant corporate controller in 1997. He attained his CPA certification in 1989.

    Michael Koester has served as a director since November 2003. He has been a vice president of Goldman Sachs & Co.'s Principal Investment Area since December 2002. From August 1999 to December 2002, he was an associate of Goldman Sachs.

    Muneer Satter has served as a director since December 1998. He is a Managing Director in Goldman Sachs' Principal Investment Area in New York. Prior to this assignment, he was head of Goldman Sachs' Principal Investment Area in Europe and was based in London. He joined the firm in 1988 and became a managing director in 1996. He also serves on the boards of directors of Atkins Nutritional, Inc., Diveo Broadband Networks and Grupo Clarin S.A.

    Jonathan Seiffer has served as a director since October 2001. He has been a partner of Leonard Green & Partners, L.P. since January 1999 and joined Leonard Green & Partners, L.P. as an associate in October 1994. Prior to his arrival at Leonard Green & Partners, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation. He is also a director of Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc. and several private companies.

    Jonathan Sokoloff has served as a director since December 1998. Mr. Sokoloff has been an executive officer of Leonard Green & Partners, L.P. since its formation in 1994. Since 1990, Mr. Sokoloff has been a partner in a private equity firm affiliated with Leonard Green & Partners, L.P. Mr. Sokoloff was previously a Managing Director at Drexel Burnham Lambert Incorporated. Mr. Sokoloff is also a director of The Sports Authority, Rite Aid Corporation, Diamond Triumph Auto Glass, Inc. and several private companies.

    Michael Solomon has served as a director since October 2002. He has been a vice president of Leonard Green & Partners, L.P. since April 2002 and joined Leonard Green & Partners, L.P. as an associate in May 2000. From June 1996 to May 2000, Mr. Solomon was an associate with the Financial Sponsors Group of Deutsche Banc Alex Brown.

Audit Committee Financial Expert

Our board of directors has not determined that any of the current members of our audit committee is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are financially literate and appropriately experienced in business, accounting and financial matters for a company, such as ours, that does not have equity securities listed on a national exchange or association. Although they may not have obtained these attributes through the experience specified in the definition of "audit committee financial expert," we believe the members of our audit committee are able to effectively serve and carry out the duties and responsibilities of the audit committee.


Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is available on our website at http://www.dfg.com.

Item 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

    The following table sets forth information with respect to the compensation of our Chief Executive Officer and each of our named executive officers whose annual total salary and bonus in fiscal 2004 exceeded $100,000:




                                                          Annual Compensation
                                            ------------------------------------------------
                Name and                                                   Other Annual         All Other
           Principal Position         Year    Salary ($)    Bonus ($)    Compensation ($)    Compensation ($)
    -----------------------------------------------------------------------------------------------------------
     Jeffrey Weiss..............        2004      675,000      1,052,000       99,217(1)           7,741(3)
       Chairman and                     2003      650,000              -       60,290(1)           8,414(3)
       Chief Executive Officer          2002      650,000              -      122,417(1)           5,625(3)

    Donald Gayhardt.............        2004      400,000        603,000            -              2,103(3)
       President                        2003      350,000              -            -              3,264(3)
                                        2002      350,000              -            -              3,990(3)

    Sydney Franchuk.............        2004      148,980        157,325            -             11,332(3)
       Senior Vice President and        2003      132,840         84,353            -                  -
       President - Canadian             2002      127,560         79,725            -                  -
       Operations

    Cameron Hetherington........        2004      204,880        243,668       69,628(2)          14,342(3)
       Senior Vice President and        2003      186,695         56,008       64,458(2)          13,067(3)
       President - U.K. Operations      2002      128,980         46,985       53,907(2)           2,971(3)


(1) Amounts include $28,840 paid in fiscal 2004, $30,635 paid in fiscal 2003 and $62,314 paid in fiscal 2002 for life insurance premiums on policies where we were not the named beneficiary. Amounts include $48,853 paid in fiscal 2004 for employee membership. Perquisites and other personal benefits provided to each other named executive officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for the officer.
(2) Amounts represent housing and other living costs.
(3) Amounts represent payments relating to retirement plans.

                      Option/SAR Grants in Last Fiscal Year

                                  Individual Grants                                     Potential Realizable
                                                                                           Value at Asumed
                                                                                        Annual Rates of Stock
                                                                                          Price Appreciation
                                                                                           for Option Term
---------------------------------------------------------------------------------------------------------------
                        Securities         Percent of        Exercise
       Name             underlying            total          of base
                        option/SARs       Options/SARs        price        Expiration
                          Granted            granted          ($/Sh)          date          5%         10%
                            (#)                to                                          ($)         ($)
                                            employees                                       $           $
                                            in fiscal
                                              year
---------------------------------------------------------------------------------------------------------------
   Don Gayhardt           544(1)              100%            $5,600         1/6/14      $152,320    $304,640


(1) Represents the number of shares of our common stock underlying options granted in January 2004 under our 1999 Stock Incentive Plan.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                Shares                   Number of Securities          Value of Unexercised
                               Acquired     Value       Underlying Unexercised        In-the-Money Options at
Name                         on Exercise   Realized   Options at Fiscal Year End        Fiscal Year End(1)
-----------------------------------------------------------------------------------------------------------------
                                                       Exercisable/Unexercisable     Exercisable/Unexercisable

Jeffrey Weiss........                0      $      0              0/0                          $0/$0
Donald Gayhardt......                0             0            399/544                     $947,625/$0
Sydney Franchuk......                0             0            100/20                      $237,500/$0
Cameron Hetherington.                0             0            100/20                      $237,500/$0


(1) An assumed fair market value of $5,600 per share was used to calculate the value of the options. As the shares are not traded in an established public market, the value assigned is based on the strike price of the most recent options to be granted.

1999 Stock Incentive Plan

    Our 1999 stock incentive plan is intended to secure for us the benefits arising from stock ownership by selected key employees, directors, consultants and advisors as our board of directors may from time to time determine. The following are the material terms of the 1999 plan:

Shares Subject to Plan

    The aggregate number of shares of our stock reserved and available for issuance under the 1999 plan is 1,413.32 of which 1,408.00 were underlying outstanding stock options as of June 30, 2004. We do not intend to grant any additional stock options under the 1999 plan. The number of shares reserved for issuance is generally subject to equitable adjustment upon the occurrence of any reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination or exchange of shares, stock dividend or other similar corporate transaction or event.

Administration

    The plan is administered by our board of directors. Our board of directors has authority to construe and interpret the 1999 plan and any awards made thereunder, to grant and determine the terms of awards and to make any necessary rules and regulations for the administration of the 1999 plan.

Eligibility

    All of our employees and directors, and in specified circumstances, our consultants and advisors are eligible to participate in the 1999 plan.

Type of Awards

    Nonqualified stock options or incentive stock options may be granted under the 1999 plan. Stock appreciation rights may also be granted in tandem with nonqualified stock options or incentive stock options granted under the 1999 plan.

Amendment and Termination

    The 1999 plan may be amended by our board of directors, at any time, subject to stockholder approval to increase the shares of stock reserved for issuance under the 1999 plan or modify eligibility requirements.

Exercisability, Vesting and Price of Awards

    The stock options will vest at the times and upon the conditions that the committee may determine. The price at which shares subject to any stock options may be purchased are reflected in each particular stock option agreement.

Employment Agreement with Jeffrey Weiss

    Effective December 19, 2003, we entered into a new employment agreement with Jeffrey Weiss. The agreement provides for Mr. Weiss to serve as our Chief Executive Officer for a term of three years. The term shall be automatically renewed for subsequent additional terms of one year unless either party provides notice of its intention not to renew the term.

    The employment agreement provides for Mr. Weiss to receive an annual base salary of $675,000, subject to biannual increase by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Weiss is also entitled to specified perquisites. In addition, as long as Mr. Weiss serves as our Chief Executive Officer, we will use our commercially reasonable efforts to ensure that he continues to serve on our board of directors.

    If Mr. Weiss' employment is terminated other than for cause in relation to a change of control, the employment agreement provides that we will pay Mr. Weiss his unpaid base salary for the remainder of the term, discounted to present value, without mitigation. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

    If Mr. Weiss' employment is terminated other than for cause under any circumstances not related to a change of control, or if Mr. Weiss terminates his employment for good reason, the employment agreement provides that we will pay Mr. Weiss his remaining base salary during the remaining scheduled term of the employment agreement, subject to offset for compensation earned pursuant to new employment. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

Employment Agreement with Donald Gayhardt

    Effective December 19, 2003, we entered into a new employment agreement with Donald Gayhardt. The agreement provides for Mr. Gayhardt to serve as our President for a term of three years. The term shall be automatically renewed for subsequent additional terms of one year unless either party provides notice of its intention not to renew the term.

    The employment agreement provides for Mr. Gayhardt to receive an annual base salary of $400,000, subject to biannual increase by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Gayhardt is also entitled to specified perquisites. In addition, as long as Mr. Gayhardt serves as our President, we will use our commercially reasonable efforts to ensure that he continues to serve on our board of directors.

    If Mr. Gayhardt's employment is terminated other than for cause in relation to a change of control, the employment agreement provides that we will pay Mr. Gayhardt his unpaid base salary for the remainder of the term, discounted to present value, without mitigation. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

    If Mr. Gayhardt's employment is terminated other than for cause under any circumstances not related to a change of control, or if Mr. Gayhardt terminates his employment for good reason, the employment agreement provides that we will pay Mr. Gayhardt his remaining base salary during the remaining scheduled term of the employment agreement, subject to offset for compensation earned pursuant to new employment. In such circumstances, the employment agreement also provides for the continuation of specified benefits during the remaining scheduled term of the employment agreement.

    Effective January 2004, we granted Mr. Gayhardt an option to purchase 544 shares of our common stock pursuant to our 1999 stock incentive plan at an exercise price of $5,600 per share.

Employment Agreement with Randall Underwood

    Effective June 30, 2004, we entered into an employment agreement for Randall Underwood to serve as our Chief Financial Officer. The employment agreement provides for Mr. Underwood to receive an annual base salary of $275,000, subject to annual review by our board of directors or a committee thereof, and to receive specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Underwood is also entitled to specified perquisites.

    If Mr. Underwood's employment is terminated in relation to a change of control, the employment agreement provides that we will continue to pay Mr. Underwood his base salary for eighteen months following the date of termination. If Mr. Underwood's employment is terminated other than for cause, the employment agreement provides that we will continue to pay Mr. Underwood his base salary for six months following the date of termination and will pay Mr. Underwood at a rate equal to 50% of his base salary for twelve months thereafter.

Employment Agreement with Cameron Hetherington

    Effective April 1, 2002, we entered into an employment agreement with Cameron Hetherington. The agreement provides for Mr. Hetherington to serve as our President--U.K. Operations through June 30, 2004. The employment agreement provides for Mr. Hetherington to receive an annual base salary of (pound)(GPB)117,700 and specified annual cash bonuses determined based on our achievement of annual performance targets. Mr. Hetherington is also entitled to specified perquisites. If Mr. Hetherington's employment is terminated other than for cause after April 1, 2003, the employment agreement provides that we will pay Mr. Hetherington moving expenses and fifty percent of one year's base salary, subject to offset for compensation earned pursuant to new employment.

Director Compensation

    Our directors are not currently entitled to any compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

    Our board of directors as a whole performed the functions of a compensation committee, and all of the members of our board of directors participated in deliberations concerning executive compensation, including Jeffrey Weiss, our Chairman and Chief Executive Officer, and Donald Gayhardt, our President. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares of our common stock owned beneficially on June 30, 2004, by:

    o each person that is the beneficial owner of more than 5% of our common stock;

    o   all directors and nominees;

    o   the named executive officers; and

    o   all directors and executive officers as a group.

    The address of each officer and director is c/o Dollar Financial Corp., 1436 Lancaster Avenue, Berwyn, Pennsylvania 19312, unless otherwise indicated. On June 30, 2004, there were a total of 19,864.87 shares of our common stock issued (106.71 shares were held in treasury).

                                                                       Amount of
Name and Address of Beneficial Owner                                  Beneficial   Percent of
of Dollar Financial Corp. Shares                                       Ownership      Class
-----------------------------------------------------------------------------------------------
Green Equity Investors II, L.P.(1) ..........................         13,014.94       65.87%
Jonathan Seiffer(1)..........................................         13,014.94(3)    65.87
Jonathan Sokoloff(1)                                                  13,014.94(3)    65.87
Jeffrey Weiss................................................          3,058.99       15.48
The Goldman Sachs Group, Inc.(2).............................          2,150.46(4)    10.88
Michael Koester(2)...........................................          2,150.46(5)    10.88
Muneer Satter(2).............................................          2,150.46(5)    10.88
Donald Gayhardt(2)...........................................            563.56(6)     2.80
Sydney Franchuk..............................................            141.24(7)        *
Cameron Hetherington.........................................            100.00(8)        *
Michael Solomon(1)...........................................                  -          *
Randall Underwood............................................                  -          *
All directors and officers as a group (14 persons)...........         19,151.01(9)    93.88

*   Less than 1% of the class

(1) The address of Green Equity Investors II, L.P. Jonathan Seiffer, Jonathan Sokoloff and Michael Solomon is 11111 Santa Monica Boulevard, Los Angeles, California 90025.

(2) The address of The Goldman Sachs Group, Inc., Michael Koester and Muneer Satter is 85 Broad Street, New York, New York 10004.

(3) Green Equity Investors II, L.P. is a Delaware limited partnership managed by Leonard Green & Partners, L.P. Each of Messrs. Seiffer and Sokoloff, either directly or indirectly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. As such, Messrs. Seiffer and Sokoloff may be deemed to have shared voting and investment power with respect to shares held by Green Equity Investors II, L.P. These individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P.

(4) Represents the aggregate number of shares of our common stock that are owned by certain investment funds affili ated with the Goldman Sachs Group, Inc. Consists of 1,350.19 shares beneficially owned by GS Mezzanine Part ners, L.P., 725.03 shares beneficially owned by GS Mezzanine Partners Offshore, L.P., 17.44 shares beneficially owned by Bridge Street Fund 1998, L.P. and
    57.80 shares beneficially owned by Stone Street Fund 1998, L.P. The Goldman Sachs Group, Inc. disclaims beneficial ownership of the 2,150.46 shares owned by such invest ment funds to the extent attributable to equity interests therein held by persons other than The Goldman Sachs Group, Inc. and its affiliates. Each of such funds shares voting and investment power with certain of its respective affiliates.

(5) Mr. Satter is a managing director and Mr. Koester is a vice president of Goldman Sachs & Co., a wholly owned subsidiary of The Goldman Sachs Group, Inc. As such, Messrs. Satter and Koester may be deemed to have shared voting and investment power with respect to shares held by investment funds managed by affiliates of The Goldman Sachs Group, Inc. These individuals disclaim beneficial ownership of the securities held by such investment funds, except to the extent of their respective pecuniary interests therein, if any.

(6) Includes options to purchase 399.00 shares of our common stock which are currently exercisable.

(7) Includes options to purchase 100.00 shares of our common stock which are currently exercisable.

(8) Includes options to purchase 100.00 shares of our common stock which are currently exercisable.

(9) Includes options to purchase 641.00 shares of our common stock which are currently exercisable.


Securities Authorized for Issuance Under Equity Compensation Plans

                                     Number of                                       Number of securities
                              securities to be issued      Weighted-average           remaining available
                                  upon exercise of         exercise price of          for future issuance
                                outstanding options,     outstanding options,      under equity compensation
                                warrants and rights       warrants and rights                plans
                                                                                     (excluding securities
       Plan category                                                                reflected in column (a)
---------------------------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders                      1,408(1)                  $4,314                       5.32

Equity compensation plans
not approved by security
holders                                  -                         -                           -


    (1) Represents the number of shares of our common stock issuable upon exercise of options granted under our 1999 Stock Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

    We are a party to an amended and restated stockholders agreement with certain stockholders, including GS Mezzanine Partners, L.P., Bridge Street Fund 1998, L.P., Stone Street Fund 1998, L.P. and GS Mezzanine Partners Offshore, L.P. (collectively, "GS "), Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P. (together, "Ares "), Green Equity Investors II, L.P., Jeffrey Weiss, Donald Gayhardt and C.L. and Sheila Jeffrey. The stockholders agreement will terminate on November 13, 2013, though certain provisions may terminate before then if there is a public offering of our common stock.

Transfer Restrictions

    The stockholders agreement provides, among other things, for certain restrictions on the disposition of our common stock. Our common stock that is subject to the agreement may only be transferred in accordance with the terms and conditions of the agreement. Any other transfers of our common stock will be void and of no force or effect. Any shares of our common stock that are subsequently transferred to a third party will remain subject to the terms and conditions of the stockholders agreement.

Tag-Along and First Option Rights

    If, at any time, Green Equity Investors II, L.P. proposes to enter into an agreement to sell or otherwise dispose of for value more than twenty percent (20%) of the outstanding shares of our common stock owned by it as of the date of the stockholders agreement, then the other stockholders party to the stockholders agreement will be given the opportunity to participate proportionately in (in other words, "tag along" with) the sale. These tag-along provisions do not apply to certain transactions specified in the stockholders agreement.

    If, at any time, an executive who is party to the stockholders agreement desires to sell for cash all or any part of his or her shares, he or she must provide notice to Green Equity Investors II, L.P., GS, Ares and us. Upon receiving notice, such parties will have the option to purchase all, but not less than all, of such shares on the same terms and conditions. If more than one of such parties exercises their option, we will have first priority with Green Equity Investors II, L.P., GS and Ares having the right to purchase on a pro rata basis any remaining shares. Similar first option rights in favor of Green Equity Investors II, L.P. exist with respect to proposed sales by GS and Ares. Each of those parties and certain of our executives also have preemptive rights if we issue or grant additional shares of our common stock or other equity interests.

Repurchase of Shares

    If the employment of an executive who is party to the stockholders agreement is terminated, including by reason of his or her death or permanent disability, we, Green Equity Investors II, L.P., GS and Ares (with priority to us and then to Green Equity Investors II, L.P., GS and Ares on a pro rata basis) will have the right and option to repurchase all of the shares then owned by the executive. The price will be the fair market value of the shares at the time the executive's employment is terminated as determined under the stockholders agreement.

Registration Rights

    Under the stockholders agreement, Green Equity Investors II, L.P. has the right to demand, on three occasions, that we file a registration statement under the Securities Act covering all or a portion of the 13,014.94 shares of our common stock that it holds. On two occasions, GS has the right to demand such registration covering all or a portion of the 2,998.15 shares of our common stock that it and Ares hold.

    In addition, if we propose to register any common stock under the Securities Act (pursuant to a demand or otherwise) other than on a registration statement on Form S-4 or S-8, or in connection with an exchange offer, each stockholder that is party to the stockholders agreement, including Green Equity Investors II, L.P. and GS, may elect to include in, or "piggyback" on, the registration all or a portion of the shares of our common stock that it holds. Currently 19,864.87 shares of our common stock are subject to piggyback registration rights. However, the managing underwriter, if any, of the offering pursuant to the registration has the right to limit the number of securities to be included by these holders. If the managing underwriter limits the number of securities to be included by these holders, we will include in the registration, first, the securities we propose to sell, second, up to $1.75 million in aggregate net proceeds of securities proposed to be sold by Jeffrey Weiss, and third, the securities the holders propose to sell, allocated pro rata among them. We would bear all registration expenses incurred in connection with these registrations. The stockholders would pay all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of their securities.

Drag-Along Rights

    If Green Equity Investors II, L.P. agrees to sell all or substantially all of its shares to a third party, then it may demand that the other stockholders who are party to the stockholders agreement sell all, but not less than all, of their shares at the same price and on the same terms and conditions.

Grant of Proxy

    Each stockholder who is party to the stockholders agreement (other than GS) has agreed to vote its shares so that (1) so long as Jeffrey Weiss is our Chief Executive Officer, he will be elected to our board of directors and (2) so long as Green Equity Investors II, L.P. owns, directly or indirectly, twenty percent (20%) or more of the then outstanding stock, it will be entitled to elect the remaining members of our board of directors. GS Mezzanine Partners, L.P. is entitled to nominate two members of our board of directors so long as GS owns any of our notes or shares of common stock.

Investor Put/Sale Rights

    Beginning September 30, 2008, each of GS and Ares, during a prescribed time period, will have the right to require us to repurchase all or a portion of the shares of our common stock then owned by them for an amount calculated in accordance with the stockholders agreement. In the event we are unable to purchase such shares, then any party holding a majority of the shares of common stock included in such notice will have the right to require us to seek to sell the company. If such right is exercised, we and such holders will mutually select an investment banking firm to seek a sale transaction, and will mutually agree upon a sale process. If, upon the conclusion of such sale process, such holders wish to sell, then the other stockholder parties to the stockholders agreement have agreed to cause us to complete the sale. Alternatively, if such holders do not wish to sell or the sale process otherwise does not result in our sale, then, beginning September 30, 2010, each of GS and Ares will again have a right to require the repurchase of their shares, on substantially identical terms and conditions; and, similarly, their repurchase rights will be reinstated, on substantially identical terms and conditions, on each two-year anniversary thereafter. The sole right of GS and Ares, in the event that we are unable to repurchase their shares following a repurchase election by them, is to seek our sale as described in this paragraph.

Indebtedness of Management

    During fiscal 1999, we issued loans to certain members of management. The funds were used to pay personal income tax expense associated with the exercise of certain options and grants of certain stock in connection with the purchase of our common stock by Green Equity Investors II, L.P. The loans are secured by shares of our common stock. As of June 30, 2004, the following members of management owed outstanding principal on these loans in excess of $60,000:

                                                  Outstanding Principal           Accrued
Name                      Rate     Maturity Date          Amount                  Interest
---------------------------------------------------------------------------------------------------
Jeffrey Weiss             6.00%       12/18/2004         $2,000,000                 $665,000
Donald Gayhardt           6.00        12/18/2004             96,525                   32,095
Sydney Franchuk           0.00          4/1/2005             69,258                        -
Peter Sokolowski          6.00        12/18/2004             70,695                   23,506


    In addition, as part of his prior employment agreement, Jeffrey Weiss was issued a loan in the amount of $4.3 million to purchase additional shares of our common stock. The loan accrues interest at a rate of 6% per year and is due and payable in full on December 18, 2004. The loan is secured by a pledge of shares of our common stock.

Management Agreement

    Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc. and us, we agreed to pay Leonard Green & Partners, L.P. an annual fee equal to $1.0 million for ongoing management, consulting and financial planning services, as well as reimbursement of any out-of-pocket expenses incurred. The agreement is scheduled to terminate on November 13, 2008.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

    Ernst & Young LLP, an independent registered public accounting firm, is the principal independent accountant of Dollar Financial Corp. and our subsidiaries. Ernst & Young LLP is retained solely to provide audit and audit related services and advice with respect to tax matters, and has not provided or billed for any other type of non-audit services to Dollar Financial Corp. or our subsidiaries. Ernst & Young LLP billed us aggregate fees of approximately $1.4 million and
$435,000 and were paid such amounts for fiscal years 2004 and 2003, respectively, for the following services: (i) audit of the annual consolidated financial statements of Dollar Financial Corp. and our subsidiaries for the fiscal years ended June 30, 2004 and 2003; (ii) review of the interim financial statements of Dollar Financial Corp. and our subsidiaries included in quarterly reports on Form 10-Q for the periods ended September 30, December 31, and March 31, 2004 and 2003; and (iii) the issuance of comfort letters, review of registration statements and issuance of consents.

Audit Related Fees

    Ernst & Young LLP billed us for other audit-related fees of approximately $17,000 and $11,000 and were paid such amounts for 2004 and 2003, respectively, for the audit of the Dollar Financial Group Retirement Plan (401(k)).


Tax Fees

    Ernst & Young LLP billed us fees of approximately $6,000 and $9,000 and were paid such amounts for 2004 and 2003, respectively, for the following tax services: (i) tax compliance; and (ii) tax planning.

All Other Fees

    None.

Audit Committee Pre-approval Policies and Procedures

    At its regularly scheduled and special meetings, the audit committee of our board of directors considers and pre-approves any audit and non-audit services to be performed by Ernst & Young LLP. The audit committee of our board of directors continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including those developments under the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)    List of Financial Statements and Schedules

    The following consolidated financial statements are submitted in response to
Item 14(a)(1) and (2):

Dollar Financial Corp.                                                                              Page
                                                                                                 ---------
Report of Independent Registered Public Accounting Firm.......................................       38
Consolidated Balance Sheets, June 30, 2003 and 2004...........................................       39
Consolidated Statements of Operations, years ended June 30, 2002, 2003 and 2004...............       40
Consolidated Statements of Shareholders' Equity, years ended June 30, 2002, 2003 and 2004.....       41
Consolidated Statements of Cash Flows, years ended June 30, 2002, 2003 and 2004...............       42
Notes to Consolidated Financial Statements....................................................       43


    All other Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


    [The remainder of this page intentionally left blank.]

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    3.1(a)       Certificate of Incorporation of Dollar Financial Group, Inc.(1)
    3.1(b)       Certificate of Amendment of the Certificate of Incorporation of
                 Dollar Financial Group, Inc.(1)
    3.2          Amended and Restated Bylaws of Dollar Financial Group, Inc.(6)
    3.3          Amended and Restated  Certificate  of  Incorporation  of Dollar
                 Financial Corp.(6)
    3.4          Bylaws of Dollar Financial Corp.(6)
    3.5(a)       Articles of  Incorporation  of Any Kind Check Cashing  Centers,
                 Inc.(1)
    3.5(b)       Articles of Amendment to the Articles of  Incorporation  of Any
                 Kind Check Cashing Centers, Inc.(1) ,
    3.6          Bylaws of Any Kind Check Cashing Centers, Inc.(1)
    3.7(a)       Articles of Incorporation of Cash Unlimited of Arizona, Inc.(6)
    3.8          Bylaws of Cash Unlimited of Arizona, Inc.(6)
    3.9          Articles of Incorporation of Check Mark of Louisiana, Inc.(1)
    3.10         Bylaws of Check Mart of Louisiana, Inc.(1)
    3.11(a)      Articles of Incorporation of Check Mart of New Mexico, Inc.(1)
    3.11(b)      Articles of Amendment to the Articles of Incorporation of Check
                 Mart of New Mexico, Inc.(1)
    3.12         Bylaws of Check Mart of New Mexico, Inc.(1)
    3.13         Articles  of  Incorporation  of  Check  Mart  of  Pennsylvania,
                 Inc.(1)
    3.14         Bylaws of Check Mart of Pennsylvania, Inc.(1)
    3.15         Articles of Incorporation of Check Mart of Texas, Inc.(1)
    3.16         Bylaws of Check Mart of Texas, Inc.(1)
    3.17         Articles of Incorporation of Check Mart of Wisconsin, Inc.(1)
    3.18         Bylaws of Check Mart of Wisconsin, Inc.(1)
    3.19         Certificate of Incorporation of DFG International, Inc.(6)
    3.20         Bylaws of DFG International, Inc.(6)
    3.21         Certificate of Incorporation of DFG World, Inc.(6)
    3.22         Bylaws of DFG World, Inc.(6)
    3.23         [Intentionally omitted.]
    3.24         [Intentionally omitted.]
    3.25(a)      Articles of  Incorporation  of  Financial  Exchange  Company of
                 Ohio, Inc.(1)
    3.25(b)      Certificate  of  Amendment by  Incorporator  to the Articles of
                 Incorporation of Financial
                 Exchange Company of Ohio, Inc.(1)
    3.25(c)      Certificate of Amendment (by  Shareholders)  to the Articles of
                 Incorporation of Financial Exchange Company of Ohio, Inc.(1)
    3.26         Code of  Regulations  of  Financial  Exchange  Company of Ohio,
                 Inc.(1)
    3.27(a)      Articles of  Incorporation  of  Financial  Exchange  Company of
                 Pennsylvania, Inc.(1)
    3.27(b)      Certificate  of Amendment to the Articles of  Incorporation  of
                 Financial Exchange Company of Pennsylvania, Inc.(1)
    3.27(c)      Certificate  of Amendment to the Articles of  Incorporation  of
                 Financial Exchange Company of Pennsylvania, Inc.(I)
    3.28         Bylaws of Financial Exchange Company of Pennsylvania, Inc.(1)
    3.29         Certificate of Incorporation  of Financial  Exchange Company of
                 Pittsburgh, Inc.(1)
    3.30         Bylaws of Financial Exchange Company of Pittsburgh, Inc.(1)
    3.31         Certificate of Incorporation  of Financial  Exchange Company of
                 Virginia, Inc.(1)
    3.32         Bylaws of Financial Exchange Company of Virginia, Inc.(1)
    3.33         Certificate of Incorporation of Loan Mart of Oklahoma, Inc.(6)
    3.34         Bylaws of Loan Mart of Oklahoma, Inc.(6)
    3.35         Certificate of Incorporation of Monetary Management Corporation
                 of Pennsylvania(1)
    3.36         Bylaws of Monetary Management Corporation of Pennsylvania(1)
    3.37(a)      Certificate  of   Incorporation   of  Monetary   Management  of
                 California, Inc.(1)
    3.37(b)      Certificate  of Ownership and Merger of Monetary  Management of
                 California, Inc.(6)
    3.38         Bylaws of Monetary Management of California, Inc.(1)
    3.39         Articles of Incorporation  of Monetary  Management of Maryland,
                 Inc.(1)
    3.40         Amended and Restated Bylaws of Monetary Management of Maryland,
                 Inc.(1)
    3.41(a)      Certificate  of  Incorporation  of Monetary  Management  of New
                 York, Inc.(1)
    3.41(b)      Certificate  of  Change  of  Monetary  Management  of New York,
                 Inc.(6)
    3.42         Bylaws of Monetary Management of New York, Inc.(1)
    3.43(x)      Articles of Incorporation of Money Mart Express, Inc.(6)
    3.43(b)      Articles of Amendment of Money Mart Express, Inc.(6)
    3.44         Bylaws of Money Mart Express, Inc.(6)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    3.45(a)      Certificate of Incorporation of Moneymart, Inc.(6)
    3.45(b)      Certificate of Ownership and Merger of Moneymart, Inc.(6)
    3.46         Bylaws of Moneymart, Inc.(6)
    3.47         Articles of Incorporation of Pacific Ring Enterprises, Inc.(1)
    3.48         Amended  and  Restated  Bylaws  of  Pacific  Ring  Enterprises,
                 Inc.(6)
    3.49         Articles of Incorporation of PD Recovery, Inc.(1)
    3.50         Bylaws of PD Recovery, Inc.(1)
    4.1          Indenture,  dated as of November 13,  2003,  among the Company, the  Guarantors  (as defined  therein),  and U.S. Bank National
                 Association, as Trustee (6)
    4.2          Form of 9.75%  Senior Notes due 2011 with  Guarantees  endorsed thereon (included in Exhibit 4.1)
    4.3          Registration Rights Agreement,  dated as of May 6, 2004, by and among the Company, the Guarantors (as defined therein), and the
                 Initial Purchaser (as defined therein)(7)
    4.4          Indenture, dated as of November 13, 2003, by and between Dollar
                 Financial Corp. and U.S. Bank National Association, as Trustee,
                 with respect to Dollar  Financial  Corp.'s 16% Senior Notes due
                 2012(6)
    4.5          Indenture, dated as of November 13, 2003, by and between Dollar
                 Financial Corp. and U.S. Bank National Association, as Trustee,
                 with  respect  to  Dollar   Financial   Corp.'s  13.95%  Senior
                 Subordinated Notes due 2012(7)
    4.6          Form of Dollar  Financial  Corp.'s  16%  Senior  Notes due 2012
                 (included in Exhibit 4.4)
    4.7          Form of Dollar  Financial  Corp.'s  13.95% Senior  Subordinated
                 Notes due 2012 (included in Exhibit 4.5)
    10.1         Dollar Financial Corp. 1999 Stock Incentive Plan(2)
    10.2         [Intentionally omitted.]
    10.3(a)      Second Amended and Restated Credit  Agreement,  dated as of the
                 November 13, 2003, by and among Dollar Financial  Group,  Inc.,
                 Dollar  Financial  Corp.,  the lenders  from time to time party
                 thereto,   Wells   Fargo   Bank,   National   Association,   as
                 administrative  agent,  U.S.  Bank  National  Association,   as
                 syndication  agent,  and  Citicorp  North  America,   Inc.,  as
                 documentation  agent (the "Second  Amended and Restated  Credit
                 Agreement")(6)
    10.3(b)      First   Amendment  to  Second   Amended  and  Restated   Credit
                 Agreement,  dated as of April 12,  2004,  by and  among  Dollar
                 Financial Group, Inc., Dollar Financial Corp., the lenders currently party to the Second Amended and Restated Credit
                 Agreement and Wells Fargo Bank, National Association, as administrative agent(9)
    10.3(c)      Form of  Letter  Agreement  amending  the  Second  Amended  and
                 Restated Credit Agreement, by and among Dollar Financial Group,
                 Inc., Dollar Financial Corp., the lenders currently party to the Second Amended and Restated Credit Agreement and Wells
                 Fargo Bank, National Association, as administrative agent(9)
    10.4         Form of Pledge and Security Agreement, dated as of November 13,
                 2003, by and between the Guarantor (as defined therein) and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.5         Pledge and Security  Agreement,  dated as of November 13, 2003, by and between  Dollar  Financial  Group,  Inc, and Wells Fargo
                 Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit
                 Agreement(6)
    10.6         Form of Guarantor Subordination Agreement, dated as of November
                 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo
                 Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)

    10.7 Form of Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)
    10.8 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and National Money Mart Company(6)
    10.9 Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and Dollar Financial UK Limited(6)
    10.10 Supplemental Security Agreement (Trademarks), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.11 Supplemental Security Agreement (Copyrights), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    10.12 Supplemental Security Agreement (Patents), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)
    10.13 First Bank Overdraft Lending Agreement, dated as of March 1, 2001, between National Money Mart Company and Bank of Montreal(6)
    10.14 Multi Line Facility Agreement, dated January 20, 2003, by and between Dollar Financial U.K. Limited and National Westminster Bank Plc(6)
    10.15        Form of  Letter  Agreement,  dated  October  10,  2003,  by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)
    10.16        Form of  Letter  Agreement,  dated  October  24,  2003,  by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)
    10.17 Form of Letter Agreement, dated November 21, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Pic, as agent for National Westminster Bank Plc(6)
    10.18(a) Participation and Servicing Agreement, dated November 15, 2002, among Archbrook Holdings International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(6)
    10.18(b) Termination Letter, dated June 30, 2004, among Archbrook Holding's International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(7)
    10.19(a) Intercreditor Agreement, dated as of November 13, 2003, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(6)
    10.19(b) First Amendment to Intercreditor Agreement, dated as of April 12, 2004, by and between Wells Fargo Bank, National
                 Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(9)
    10.20 Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P, and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.'s 16% Senior Notes Due 2012(6)
    10.21 Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P and Ares Leveraged Investment Fund II, L.P, with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes Due 2012(6)
    10.22 Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., as the purchasers of Dollar Financial Corp.'s 16% Senior Notes Due 2012(6)
    10.23 Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P., and Ares Leveraged
                 Investment Fund II, L.P., as the purchasers of DFG Holdings Inc.'s 13.95% Senior Subordinated Notes Due 2012(6)
    10.24(a) Amended and Restated Management Services Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard Green & Partners, L.P(6)
    10.24(b) Termination Agreement, dated as of May 26, 2004, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard, Green & Partners, L.P(9)
    10.25 Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P Bridge Street Fund 1998,
                 L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain stockholders signatories thereto and Dollar Financial Corp.(6)

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    10.26 Amendment No. 1 to Second Amended and Restated Stockholders Agreement, dated as of March 11, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(10)
    10.27 Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P and Jeffrey Weiss(9)
    10.28 Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P, GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P, Ares Leveraged Investment Fund II, L.P, and Jeffrey Weiss(9)
    10.29 Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(9)
    10.30 Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt(9)
    10.31 Employment Agreement, dated April 30, 2002, by and between Dollar Financial Group, Inc. and Cameron Hetherington(10)
    10.32 Employment Agreement, dated as of May 7, 2004, by and between Dollar Financial UK Limited and Gillian Wilmot(9)
    10.33 Employment Letter, dated June 30, 2004, by and between Dollar Financial Corp. and Randall Underwood(7)
    10.34 Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of Dollar Financial Group, Inc.(3)
    10.35 Pledge Agreement, dated December 18, 1998, between Dollar Financial Group, Inc. and Jeffrey Weiss(3)
    10.36 Amended and Restated Nonexclusive Servicing and Indemnification Agreement, dated June 14, 2002, between County Bank and Dollar Financial Group, Inc.(5)
    10.37 Marketing and Servicing Agreement, dated October 18, 2002, between First Bank of Delaware and Dollar Financial Group, Inc.(4)
    10.38 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund 11, LT with respect to Dollar Financial Corp.'s 16% Senior Notes due 2012(6)
    10.39 Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, LT with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes due 2012(6)
    10.40 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P, GS Mezzanine Partners Offshore, L.P, Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P, with respect to Dollar Financial Corp.'s 16% Senior Notes due 2012(6)
    10.41 Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P, Bridge Street Fund 1998, L.P, Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.'s 13.95% Senior Subordinated Notes due 2012(6)
    10.42        Form of Director Indemnification Agreement(9)
    21.1         Subsidiaries of the Registrant(7)
    23.1         Consent of Ernst & Young LLP(8)
    31.1 Certification of Principal Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or
                 Section 240.15d - 14(a).

(a)(3) Exhibits
  Exhibit No.                      Description of Document
  -----------                      -----------------------
    31.2 Certification of Principal Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or
                 Section 240.15d - 14(a).
    32.1 Certification of Principal Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1         Form of Letter of Transmittal(8)
    99.2         Form of Notice of Guaranteed Delivery(8)
    99.3         Form of Letter to Brokers(8)
    99.4         Form of Letter to Holders and DTC Participants(8)

(1) Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221).
(2) Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 29, 1997 (File No. 333-18221).
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 16, 1999 (File No. 333-18221).
(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 14, 2002 (File No. 333- 18221).
(5) Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on October 1, 2002 (File No. 333-18221).
(6) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on January 14, 2004 (File No. 333-111473).
(7) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on September 1, 2004 (File No. 333-117179)
(8) Filed herewith.
(9) Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 26, 2004 (File No. 333-113570).
(10) Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on April 23, 2004 (File No. 333-111473-02).

(b) Reports on Form 8-K

    On April 28, 2004, Dollar Financial Group, Inc. filed a Form 8-K attaching a press release dated April 23, 2004 announcing its earnings for the three month period ended March 31, 2004.

    On April 28, 2004, Dollar Financial Group, Inc. filed a Form 8-K attaching a transcript of an investor conference call held on April 26, 2004 discussing its operating results for the three month period ended March 31, 2004.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 15, 2004.


                                              DOLLAR FINANCIAL CORP.


                                              By:    /s/ DONALD GAYHARDT
                                                  ------------------------------
                                                         Donald Gayhardt
                                                         President



                             DOLLAR FINANCIAL CORP.

Signature                            Title                                      Date
---------                            -----                                      ----


/s/ JEFFREY A. WEISS                 Chairman of the Board of Directors          September 15, 2004
---------------------                   and Chief Executive Officer             --------------------
Jeffrey A. Weiss                        (principal executive officer)



/s/ DONALD GAYHARDT                  President and Director                      September 15, 2004
---------------------                   (principal  financial  and  accounting  --------------------
Donald Gayhardt                           officer)

/s/ MICHAEL KOESTER                  Director                                    September 15, 2004
---------------------                                                           --------------------
Michael Koester

/s/ MUNEER SATTER                    Director                                    September 15, 2004
---------------------                                                           --------------------
Muneer Satter

/s/ JONATHAN SEIFFER                 Director                                    September 15, 2004
---------------------                                                           --------------------
Jonathan Seiffer

/s/ JONATHAN SOKOLOFF                Director                                    September 15, 2004
---------------------                                                           --------------------
Jonathan Sokoloff

/s/ MICHAEL SOLOMON                  Director                                    September 15, 2004
---------------------                                                           --------------------
Michael Solomon




SUPPLMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    The registrant has not sent (1) any annual report to security holders covering the registrant's last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.