Form 10-Q
period 2004-09-30
DOLLAR FINANCIAL CORP
filed 2004-11-05
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 2004
                                       OR

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

As of October 31, 2004, 19,758 shares of the Registrants common stock, par value $0.001 per share, were outstanding.

                             DOLLAR FINANCIAL CORP.

                                      INDEX
PART I.       FINANCIAL INFORMATION                                                                  Page No.
                                                                                                    --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2004
         and September 30, 2004 (unaudited)..........................................................     3

         Interim Unaudited Consolidated Statements of Operations for the Three
         Months Ended September 30, 2003 and 2004....................................................     4

         Interim Unaudited Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 2003 and 2004...........................................................     5

         Notes to Interim Unaudited Consolidated Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    21

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................    28

Item 4.  Controls and Procedures.....................................................................    29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................    29

Item 6.  Exhibits ...................................................................................    30

Signature ...........................................................................................    31



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             DOLLAR FINANCIAL CORP.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)
                                                                                 June 30,            September 30,
                                                                                   2004                   2004
                                                                             -----------------      -----------------
ASSETS                                                                                                (unaudited)

Cash and cash equivalents................................................       $      69,270         $       81,915
Loans receivable.........................................................              29,116                 29,690
Less:  Allowance for loan losses.........................................               2,315                  2,396
                                                                             -----------------      -----------------
Loans receivable, net....................................................              26,801                 27,294
Other consumer lending receivables.......................................               7,404                  6,617
Other receivables .......................................................               3,787                  3,492
Income taxes receivable..................................................               6,125                  5,551
Prepaid expenses.........................................................               9,161                  9,720
Deferred tax asset, net of valuation allowance of $24,474 and $27,398....                   -                    150
Notes and interest receivable - officers.................................               5,054                  5,158
Property and equipment, net of accumulated depreciation
    of $49,540 and $52,947...............................................              27,965                 28,232
Goodwill and other intangibles, net of accumulated
    amortization of $22,449 and $22,855..................................             149,118                151,647
Debt issuance costs, net of accumulated amortization of
    $987 and $1,413......................................................              11,428                 11,033
Other....................................................................               3,224                  4,033
                                                                             -----------------      -----------------
                                                                                $     319,337         $      334,842
                                                                             =================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.........................................................       $      15,863         $       13,879
Foreign income taxes payable.............................................               5,979                  4,630
Accrued expenses and other liabilities...................................              17,854                 20,246
Accrued interest payable.................................................               5,525                 14,066
Revolving credit facilities..............................................                   -                  3,600
9.75% Senior Notes due 2011..............................................             241,176                241,136
16.0% Senior Notes due 2012..............................................              42,070                 42,070
13.95% Senior Subordinated Notes due 2012................................              41,652                 41,652
Other long-term debt.....................................................                 105                     73
Shareholders' equity:
    Common stock, $1 par value: 100,000 shares authorized;
    19,865 shares issued and outstanding at June 30, 2004 and
    September 30, 2004...................................................                   -                      -
    Additional paid-in capital...........................................              61,481                 61,481
    Accumulated deficit..................................................            (120,916)              (121,007)
    Accumulated other comprehensive income...............................              13,813                 18,281
    Treasury stock at cost; 107 shares at June 30, 2004 and
             September 30, 2004..........................................                (956)                  (956)
    Management equity loan...............................................              (4,309)                (4,309)
                                                                             -----------------      -----------------
Total shareholders' equity...............................................             (50,887)               (46,510)
                                                                             -----------------      -----------------
                                                                                $     319,337         $      334,842
                                                                             =================      =================

                                See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                      Three Months Ended
                                                                         September 30,
                                                                 ------------------------------

                                                                      2003             2004
                                                                 --------------    ------------

Revenues:
   Check cashing.............................................     $     28,122     $    30,362
   Consumer lending:
     Fees from consumer lending..............................           28,861          36,642
     Provision for loan losses and adjustment to
       servicing revenue.....................................           (7,399)         (9,437)
                                                                 --------------    ------------
   Consumer lending, net.....................................           21,462          27,205
   Money transfer fees.......................................            3,081           3,508
   Other                                                                 4,325           5,082
                                                                 --------------    ------------
Total revenues...............................................           56,990          66,157
Store and regional expenses:
   Salaries and benefits.....................................           18,777          19,837
   Occupancy.................................................            4,864           5,391
   Depreciation..............................................            1,448           1,743
   Returned checks, net and cash shortages...................            2,538           2,481
   Telephone and telecommunication...........................            1,562           1,434
   Advertising...............................................            1,618           2,823
   Bank charges..............................................            1,103             935
   Armored carrier expenses..................................              729             825
   Other.....................................................            5,415           6,906
                                                                 --------------    ------------
Total store and regional expenses............................           38,054          42,375

Corporate expenses...........................................            7,241           9,544
Management fee    ...........................................              250             277
Losses on store closings and sales ..........................               60              86
Other depreciation and amortization..........................              958             943
Interest expense (net of interest income of $104 and $105)...            9,184           9,669
                                                                 --------------    ------------
Income before income taxes...................................            1,243           3,263
Income tax provision.........................................            3,844           3,354
                                                                 --------------    ------------
Net loss.....................................................     $     (2,601)    $       (91)
                                                                 ==============    ============




                See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                    ------------------------------------
                                                                                         2003                 2004
                                                                                    ---------------       --------------
Cash flows from operating activities:
Net loss........................................................................     $      (2,601)         $       (91)
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Accretion of interest expense from 13% Senior Discount Notes...............             3,910                    -
     Depreciation and amortization..............................................             2,947                3,071
     Losses on store closings and sales.........................................                60                    -
     Deferred tax benefit.......................................................              (197)                (150)
     Change in assets and liabilities (net of effect of acquisitions):
         (Increase) decrease in loans and other receivables.....................            (1,061)               1,087
         Decrease in income taxes receivable....................................               174                  574
         Increase in prepaid expenses and other.................................               (13)              (1,538)
         Increase in accounts payable, income taxes payable,
           accrued expenses and other liabilities and accrued
           interest payable.....................................................             3,220                7,139
                                                                                    ---------------       --------------
Net cash provided by operating activities.......................................             6,439               10,092

Cash flows from investing activities:
  Acquisitions, net of cash acquired............................................                 -                 (347)
  Additions to property and equipment...........................................            (1,415)              (2,116)
                                                                                    ---------------       --------------
Net cash used in investing activities...........................................            (1,415)              (2,463)

Cash flows from financing activities:
  Other debt payments ..........................................................               (63)                 (32)
  Net (decrease) increase in revolving credit facilities........................           (13,751)               3,600
  Payment of debt issuance costs................................................              (175)                 (31)
                                                                                    ---------------       --------------

Net cash (used in) provided by financing activities.............................           (13,989)               3,537
Effect of exchange rate changes on cash and cash equivalents....................             1,075                1,479
                                                                                    ---------------       --------------
Net (decrease) increase in cash and cash equivalents............................            (7,890)              12,645
Cash and cash equivalents at beginning of period................................            71,809               69,270
                                                                                    ---------------       --------------
Cash and cash equivalents at end of period......................................     $      63,919         $     81,915
                                                                                    ===============       ==============




                                 See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively, the "Company"). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. ("OPCO"). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities. The Company's unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its annual report on Form 10-K (File No. 333-111473-02) for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Operations

Dollar Financial Corp. was organized in 1990 under the laws of the State of Delaware. The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities as of September 30, 2004. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,122 locations (of which 650 are company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in 17 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, the Company's subsidiary, Money Mart Express(R), services and originates short-term consumer loans through 377 independent document transmitters in 15 states.

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

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because they are not required to be provided herein and management has determined that their presentation would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at September 30, 2004 and June 30, 2004, and the condensed consolidating statements of operations and cash flows for the three month periods ended September 30, 2004 and 2003 of the Company, OPCO, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                             DOLLAR FINANCIAL CORP.

                          CONSOLIDATING BALANCE SHEETS
                               September 30, 2004
                                 (In thousands)
                                                                     Dollar Financial
                                                                        Group, Inc.     Subsidiary
                                                         Dollar       and Subsidiary       Non-
                                                     Financial Corp.     Guarantors      Guarantors    Eliminations   Consolidated
                                                    -------------------------------------------------------------------------------

Assets
Cash and cash equivalents...........................   $          4     $   31,182     $    50,729    $        -      $  81,915
Loans receivable....................................              -          4,852          24,838             -         29,690
Less: Allowance for loan losses.....................              -            601           1,795             -          2,396
                                                    -------------------------------------------------------------------------------
Loans receivable, net...............................              -          4,251          23,043             -         27,294
Other consumer lending receivables..................              -          6,617               -             -          6,617
Other receivables...................................              -          3,002           2,207        (1,717)         3,492
Income taxes receivable.............................              -            945           4,606             -          5,551
Prepaid expenses....................................              -          2,290           7,430             -          9,720
Deferred tax asset..................................              -              -             150             -            150
Notes and interest receivable-officers..............          1,496          3,662               -             -          5,158
Due from affiliates.................................              -         63,862               -       (63,862)             -
Due from parent.....................................              -          6,103               -        (6,103)             -
Property and equipment, net.........................              -          9,823          18,409             -         28,232
Goodwill and other intangibles, net.................              -         56,506          95,141             -        151,647
Debt issuance costs, net............................            260         10,773               -             -         11,033
Investment in subsidiaries..........................         45,856        282,295           6,705      (334,856)             -
Other assets........................................          1,785            470           1,778             -          4,033
                                                    -------------------------------------------------------------------------------
                                                       $     49,401     $  481,781     $   210,198    $ (406,538)    $  334,842
                                                    ================================================================ ===============


Liabilities and shareholders' equity
Accounts payable....................................   $          -     $    4,848     $     9,031    $        -      $  13,879
Foreign income taxes payable........................              -              -           4,630             -          4,630
Accrued expenses and other liabilities..............          1,196          7,524          11,526             -         20,246
Accrued interest payable............................          4,890          8,861           2,032        (1,717)        14,066
Due to affiliates...................................          6,103              -          63,862       (69,965)             -
Revolving credit facilities.........................              -          3,600               -             -          3,600
9.75% Senior Notes due 2011.........................              -        241,136               -             -        241,136
16.0% Senior Notes due 2012.........................         42,070              -               -             -         42,070
13.95% Senior Subordinated Notes due 2012...........         41,652              -               -             -         41,652
Other long-term debt................................              -             67               6             -             73
                                                    -------------------------------------------------------------------------------
                                                             95,911        266,036          91,087       (71,682)       381,352


Shareholders' equity:
   Common stock.....................................              -              -               -             -              -
   Additional paid-in capital.......................         50,384        104,926          27,304      (121,133)        61,481
   (Accumulated deficit) retained earnings..........       (109,910)        87,755          79,183      (178,035)      (121,007)
   Accumulated other comprehensive income...........         18,281         23,064          12,624       (35,688)        18,281
   Treasury stock...................................           (956)             -               -             -           (956)
   Management equity loan...........................         (4,309)             -               -             -         (4,309)
                                                    -------------------------------------------------------------------------------
Total shareholders' (deficit) equity................        (46,510)       215,745         119,111      (334,856)       (46,510)
                                                    -------------------------------------------------------------------------------
                                                       $     49,401     $  481,781     $   210,198    $ (406,538)     $ 334,842
                                                    ===============================================================================

                            DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2004
                                 (In thousands)
                                                               Dollar Financial
                                                                  Group, Inc.       Subsidiary
                                                  Dollar        and Subsidiary         Non-
                                              Financial Corp.     Guarantors        Guarantors      Eliminations    Consolidated
                                             ------------------------------------------------------------------------------------

Revenues:
   Check cashing............................  $           -      $    10,721      $     19,641      $        -      $    30,362
   Consumer lending, net:
     Fees from consumer lending.............              -           19,694            16,948               -           36,642
     Provision for loan losses and
       adjustment to servicing revenue......              -           (5,730)           (3,707)              -           (9,437)
                                             ------------------------------------------------------------------------------------
   Consumer lending, net....................              -           13,964            13,241               -           27,205
   Money transfer fees......................              -            1,057             2,451               -            3,508
   Other....................................              -              628             4,454               -            5,082
                                             ------------------------------------------------------------------------------------
Total revenue...............................              -           26,370            39,787               -           66,157
Store and regional expenses:
   Salaries and benefits....................              -           10,538             9,299               -           19,837
   Occupancy................................              -            2,820             2,571               -            5,391
   Depreciation.............................              -              943               800               -            1,743
   Returned checks, net and cash shortages..              -            1,138             1,343               -            2,481
   Telephone and telecommunication..........              -              950               484               -            1,434
   Advertising..............................              -            1,065             1,758               -            2,823
   Bank charges.............................              -              492               443               -              935
   Armored carrier services.................              -              369               456               -              825
   Other....................................              -            3,329             3,577               -            6,906
                                             ------------------------------------------------------------------------------------
Total store and regional expenses...........              -           21,644            20,731               -           42,375

Corporate expenses..........................              -            4,237             5,307               -            9,544
Management fee..............................            277             (678)              678               -              277
Losses on store closings and sales..........              -               86                 -               -               86
Other depreciation and amortization.........              -              585               358               -              943
Interest expense............................          3,185            5,422             1,062               -            9,669
Equity in subsidiary........................         (3,371)               -                 -           3,371                -
                                             ------------------------------------------------------------------------------------

(Loss) income before income taxes ..........            (91)          (4,926)           11,651          (3,371)           3,263
Income tax (benefit) provision..............              -             (882)            4,236               -            3,354
                                             ------------------------------------------------------------------------------------

Net (loss) income  .........................  $         (91)     $   (4,044)      $      7,415      $   (3,371)     $       (91)
                                             ====================================================================================

                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 2004
                                 (In thousands)
                                                                          Dollar Financial
                                                               Dollar        Group, Inc.     Subsidiary
                                                              Financial    and Subsidiary       Non-
                                                                Corp.        Guarantors      Guarantors  Eliminations   Consolidated
                                                           -------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income......................................... $       (91)    $    (4,044)        $   7,415  $  (3,371)     $    (91)
Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Undistributed income of subsidiaries.................      (3,371)              -                 -      3,371             -
     Depreciation and amortization........................           8           1,905             1,158          -         3,071
     Deferred tax benefit.................................           -               -              (150)         -          (150)
     Changes in assets and liabilities:
       (Increase) decrease in loans and other receivables.         (65)           (650)              369      1,433         1,087
       (Increase) decrease in income taxes receivable.....           -            (510)            1,511       (427)          574
       Increase in prepaid expenses and other.............        (393)           (537)             (608)         -        (1,538)
       Increase in accounts payable, income
         taxes payable, accrued expenses and other
         liabilities and accrued interest payable ........       3,491           4,316               338     (1,006)        7,139
                                                           -------------------------------------------------------------------------

Net cash (used in) provided by operating activities.......        (421)            480            10,033          -        10,092

Cash flows from investing activities:
Acquisitions, net of cash acquired........................           -               -              (347)         -          (347)
Additions to property and equipment.......................           -            (385)           (1,731)         -        (2,116)
Net decrease in due from affiliates.......................           -           1,707                 -     (1,707)            -
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) investing activities.......           -           1,322            (2,078)    (1,707)       (2,463)

Cash flows from financing activities:
Other debt payments.......................................           -             (26)               (6)         -           (32)
Net increase in revolving credit facilities...............           -           3,600                 -          -         3,600
Payment of debt issuance costs............................           -             (31)                -          -           (31)
Net increase (decrease) in due to affiliates and due
     from parent..........................................         421          (1,287)             (841)     1,707             -
                                                           -------------------------------------------------------------------------

Net cash provided by (used in) financing activities.......         421           2,256              (847)     1,707         3,537

Effect of exchange rate changes on cash and cash
     equivalents                                                     -               -             1,479          -         1,479
                                                           -------------------------------------------------------------------------

Net increase in cash and cash equivalents.................           -           4,058             8,587          -        12,645
Cash and cash equivalents at beginning of period..........           4          27,124            42,142          -        69,270
                                                           -------------------------------------------------------------------------
Cash and cash equivalents at end of period................ $         4     $    31,182         $  50,729  $       -      $ 81,915
                                                           =========================================================================


                             DOLLAR FINANCIAL CORP.

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2004
                                 (In thousands)
                                                              Dollar Financial
                                                    Dollar     Group, Inc. and      Subsidiary
                                                  Financial      Subsidiary            Non-
                                                    Corp.        Guarantors         Guarantors      Eliminations    Consolidated
                                                ------------------------------------------------------------------------------------
Assets
Cash and cash equivalents......................  $       4    $    27,124          $   42,142       $       -       $   69,270
Loans receivable ..............................          -          4,838              24,278               -           29,116
Less: Allowance for loan losses................          -            694               1,621               -            2,315
                                                ------------------------------------------------------------------------------------
Loans receivable, net..........................          -          4,144              22,657               -           26,801
Other consumer lending receivables.............          -          7,404                   -               -            7,404
Other receivables..............................          -          1,711               2,360            (284)           3,787
Income taxes receivable........................          -          2,955               6,117          (2,947)           6,125
Prepaid expenses...............................          -          1,772               7,389               -            9,161
Notes and interest receivable-officers.........      1,431          3,623                   -               -            5,054
Due from affiliates............................          -         63,791                   -         (63,791)               -
Due from parent................................          -          5,682                   -          (5,682)               -
Property and equipment, net....................          -         10,957              17,008               -           27,965
Goodwill and other intangibles, net............          -         56,514              92,604               -          149,118
Debt issuance costs, net.......................        268         11,160                   -               -           11,428
Investment in subsidiaries.....................     38,017        255,084               6,705        (299,806)               -
Other assets...................................      1,392            451               1,381               -            3,224
                                                ------------------------------------------------------------------------------------
                                                 $  41,112    $   452,372          $  198,363       $(372,510)      $  319,337
                                                ====================================================================================

Liabilities and shareholders' equity
Accounts payable...............................  $       -    $     6,466          $    9,397       $       -       $   15,863
Foreign income taxes payable...................          -              -               5,979               -            5,979
Income taxes payable...........................          -          2,947                   -          (2,947)               -
Accrued expenses and other liabilities.........        946          7,058               9,850               -           17,854
Accrued interest payable.......................      1,649          2,974               1,186            (284)           5,525
Due to affiliates..............................      5,682              -              63,791         (69,473)               -
9.75% Senior Notes due 2011....................          -        241,176                   -               -          241,176
16.0% Senior Notes due 2012....................     42,070              -                   -               -           42,070
13.95% Senior Subordinated Notes due 2012......     41,652              -                   -               -           41,652
Subordinated notes payable and other...........          -             93                  12               -              105
                                                ------------------------------------------------------------------------------------
                                                    91,999        260,714              90,215         (72,704)         370,224

Shareholders' (deficit) equity:
   Common stock................................          -              -                   -               -                -
   Additional paid-in capital..................     50,384        104,926              27,304        (121,133)          61,481
   (Accumulated deficit) retained earnings.....   (109,819)        81,996              71,767        (164,860)        (120,916)
   Accumulated other comprehensive income......     13,813          4,736               9,077         (13,813)          13,813
   Treasury stock..............................       (956)             -                   -               -             (956)
   Management equity loan......................     (4,309)             -                   -               -           (4,309)
                                                ------------------------------------------------------------------------------------
Total shareholders' (deficit) equity...........    (50,887)       191,658             108,148        (299,806)         (50,887)
                                                ------------------------------------------------------------------------------------
                                                 $  41,112    $   452,372          $  198,363       $(372,510)      $  319,337
                                                ====================================================================================

                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                      Three Months Ended September 30, 2003
                                 (In thousands)
                                                               Dollar Financial
                                                                  Group, Inc.       Subsidiary
                                                 Dollar         and Subsidiary         Non-
                                             Financial Corp.      Guarantors        Guarantors      Eliminations    Consolidated
                                             ------------------------------------------------------------------------------------

Revenues:
   Check cashing..............................$           -    $      11,363        $   16,759      $        -      $    28,122
   Consumer lending, net:
   Fees from consumer lending.................            -           18,172            10,689               -           28,861
   Provision for loan losses and adjustment
       to servicing revenue...................            -           (5,437)           (1,962)              -           (7,399)
                                             ------------------------------------------------------------------------------------
   Consumer lending, net......................            -           12,735             8,727               -           21,462
   Money transfer fees........................            -            1,110             1,971               -            3,081
   Other......................................            -              883             3,442               -            4,325
                                             ------------------------------------------------------------------------------------
Total revenue.................................            -           26,091            30,899               -           56,990
Store and regional expenses:
   Salaries and benefits......................            -           10,623             8,154               -           18,777
   Occupancy..................................            -            2,840             2,024               -            4,864
   Depreciation...............................            -              794               654               -            1,448
   Returned checks, net and cash shortages....            -            1,154             1,384               -            2,538
   Telephone and telecommunication............            -            1,078               484               -            1,562
   Advertising................................            -              832               786               -            1,618
   Bank charges...............................            -              700               403               -            1,103
   Armored carrier services...................            -              327               402               -              729
   Other......................................            -            2,978             2,437               -            5,415
                                             ------------------------------------------------------------------------------------
Total store and regional expenses.............            -           21,326            16,728               -           38,054

Corporate expenses............................            -            3,626             3,615               -            7,241
Management fee................................          250             (542)              542               -              250
Losses on store closings and sales...........             -               60                 -               -               60
Other depreciation and amortization...........            -              557               401               -              958
Interest expense..............................        3,937            3,462             1,785               -            9,184
Equity in subsidiary.........................        (1,142)               -                 -           1,142                -
                                             ------------------------------------------------------------------------------------

(Loss) income before income taxes ............       (3,045)          (2,398)            7,828          (1,142)           1,243
Income tax (benefit) provision................         (444)             324             3,964               -            3,844
                                             ------------------------------------------------------------------------------------

Net (loss) income  .......................... $      (2,601)   $      (2,722)       $    3,864      $   (1,142)     $    (2,601)
                                             ====================================================================================


                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      Three Months Ended September 30, 2003
                                 (In thousands)
                                                                          Dollar Financial
                                                                             Group, Inc.    Subsidiary
                                                              Dollar       and Subsidiary      Non-
                                                          Financial Corp.    Guarantors     Guarantors    Eliminations  Consolidated
                                                          --------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income......................................... $   (2,601)      $  (2,722)       $   3,864    $   (1,142)   $   (2,601)
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Undistributed income of subsidiaries.................     (1,142)              -                -         1,142             -
     Accretion of interest expense from 13.0% Senior
       Discount Notes.....................................      3,910               -                -             -         3,910
     Depreciation and amortization........................         91           1,800            1,056             -         2,947
     Losses on store closings and sales...................          -              60                -             -            60
     Deferred tax (benefit) provision.....................       (618)            421                -             -          (197)
     Changes in assets and liabilities:
         (Increase) decrease in loans and other
            receivables...................................        (65)            924           (2,108)          318          (931)
         Decrease (increase) in income taxes receivable...        174          (2,619)            (239)        2,213          (471)
         Decrease (increase) in prepaid expenses and
            other.........................................          -             148             (161)            -           (13)
         Increase (decrease) in accounts payable, income
            taxes payable, accrued expenses and other
            liabilities and accrued interest payable .....          1           6,742             (477)       (2,531)        3,735
                                                          --------------------------------------------------------------------------

Net cash (used in) provided by operating activities.......       (250)          4,754            1,935             -         6,439


Cash flows from investing activities:
Additions to property and equipment.......................          -            (429)            (986)            -        (1,415)
Net increase in due from affiliates.......................          -         (10,008)               -        10,008             -
                                                          --------------------------------------------------------------------------

Net cash used in investing activities.....................          -         (10,437)            (986)       10,008        (1,415)

Cash flows from financing activities:
Other debt payments.......................................          -               -              (63)            -           (63)
Net increase in revolving credit facilities...............          -         (12,989)            (762)            -       (13,751)
Payment of debt issuance costs............................          -            (175)               -             -          (175)
Net increase (decrease) in due to affiliates and due
   from parent............................................        250          16,228           (6,470)      (10,008)            -
                                                          --------------------------------------------------------------------------
Net cash provided by (used in) financing activities.......        250           3,064           (7,295)      (10,008)      (13,989)

Effect of exchange rate changes on cash and cash                                                 1,075
equivalents                                                         -               -                              -         1,075
                                                          --------------------------------------------------------------------------

Net decrease in cash and cash equivalents.................          -          (2,619)          (5,271)            -        (7,890)
Cash and cash equivalents at beginning of period..........          4          34,194           37,611             -        71,809
                                                          --------------------------------------------------------------------------
Cash and cash equivalents at end of period................ $        4       $  31,575        $  32,340    $        -    $   63,919
                                                          ==========================================================================

                             DOLLAR FINANCIAL CORP.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete, which is deemed to have a definite life of two years and will continue to be amortized through January 2005. Amortization for this covenant not to compete for the three months ended September 30, 2004 was $8,000. The amortization expense for the covenant not to compete will be as follows:

                                               Year                   Amount
                                                             (in thousands)
                                   --------------------------------------------
                                          2005                 $   20.0


The following table reflects the components of intangible assets (in thousands):


                                                            June 30, 2004                             September 30, 2004
                                              ------------------------------------------    ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount               Amortization             Amount             Amortization
                                              ------------------------------------------    ----------------------------------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $   169,115             $   20,016           $   172,012            $   20,376

Amortized intangible assets:
     Covenants not to compete                          2,452                  2,433                 2,490                 2,479


4.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for hedges. The following shows the comprehensive (loss) income for the periods stated (in thousands):

                                                      Three Months Ended
                                                        September 30,
                                              ----------------------------------
                                                  2003                2004
                                              --------------     ---------------

Net loss                                       $   (2,601)         $      (91)
Foreign currency translation adjustment              (261)              4,758
Fair value adjustments for cash flow hedges             -                (290)
                                              --------------     ---------------

Total comprehensive (loss) income              $   (2,862)         $    4,377
                                              ==============     ===============

                             DOLLAR FINANCIAL CORP.

5.   Losses on Store Closings and Sales

For the fiscal year ended June 30, 2003, the Company closed 27 underperforming stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with the restructuring are comprised of severance and other retention benefits to employees who were involuntarily terminated and store closure costs related to the locations the Company will no longer utilize. During the fiscal year ended June 30, 2003, the Company recorded costs for severance and other retention benefits of $1.7 million and store closure costs of $1.6 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within "Losses on store closings and sales" on the Consolidated Statements of Operations. The restructuring was completed by the fiscal year end. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                                           Severance and
                                                               Other               Store Closure
                                                         Retention Benefits            Costs               Total
                                                       --------------------------------------------------------------
          Balance at June 30, 2003                          $         1.2            $       0.2        $        1.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                           (0.7)                   0.7                   -
          Amounts paid                                               (0.5)                  (0.5)               (1.0)
          Non-cash charges                                              -                      -                   -
                                                       --------------------------------------------------------------
          Balance at June 30, 2004                          $           -            $       0.4        $        0.4

          Charge recorded in earnings                                   -                      -                   -
          Reclassification                                              -                      -                   -
          Amounts paid                                                  -                      -                   -
          Non-cash charges                                              -                      -                   -
                                                       --------------------------------------------------------------
          Balance at September 30, 2004                     $           -            $       0.4        $        0.4
                                                       ==============================================================

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed for the three months ended September 30, 2004 and 2003 were $86,000 and $60,000, respectively.

                             DOLLAR FINANCIAL CORP.

6.   GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

As of and for the three months                                                             United
   ended September 30, 2003                              United States       Canada        Kingdom         Total
                                                        ----------------- ------------- -------------- ---------------

Identifiable assets                                     $        144,518  $     84,082  $      77,283  $      305,883
Goodwill and other intangibles, net                               56,566        38,535         48,688         143,789
Sales to unaffiliated customers
  Check cashing                                                   11,363         9,644          7,115          28,122
  Consumer lending:
     Fees from consumer lending                                   18,172         6,762          3,927          28,861
     Provision for loan losses and adjustment to
       servicing revenue                                          (5,437)       (1,003)          (959)         (7,399)
                                                        ----------------- ------------- -------------- ---------------
  Consumer lending, net                                           12,735         5,759          2,968          21,462
  Money transfer fees                                              1,110         1,410            561           3,081
  Other                                                              883         2,527            915           4,325
                                                        ----------------- ------------- -------------- ---------------

Total sales to unaffiliated customers                             26,091        19,340         11,559          56,990
Interest revenue                                                     104             -              -             104
Interest expense                                                   7,503           783          1,002           9,288
Depreciation and amortization                                      1,350           556            500           2,406
Losses on store closings and sales                                    60             -              -              60
(Loss) income before income taxes                                 (6,585)        5,729          2,099           1,243
Income tax (benefit) provision                                      (120)        2,827          1,137           3,844

As of and for the three months
   ended September 30, 2004

Identifiable assets                                     $        136,521  $     99,068  $      99,253  $      334,842
Goodwill and other intangibles, net                               56,506        41,173         53,968         151,647
Sales to unaffiliated customers
  Check cashing                                                   10,720        10,400          9,242          30,362
  Consumer lending:
     Fees from consumer lending                                   19,693        11,497          5,452          36,642
     Provision for loan losses and adjustment to
       servicing revenue                                          (5,731)       (1,917)        (1,789)         (9,437)
                                                        ----------------- ------------- -------------- ---------------
  Consumer lending, net                                           13,962         9,580          3,663          27,205
  Money transfer fees                                              1,057         1,621            830           3,508
  Other                                                              630         3,120          1,332           5,082
                                                        ----------------- ------------- -------------- ---------------

Total sales to unaffiliated customers                             26,369        24,721         15,067          66,157
Interest revenue                                                     105             -              -             105
Interest expense                                                   8,712           324            738           9,774
Depreciation and amortization                                      1,528           690            468           2,686
Losses on store closings and sales                                    86             -              -              86
(Loss) income before income taxes                                 (8,390)        8,463          3,190           3,263
Income tax (benefit) provision                                      (882)        3,241            995           3,354

                             DOLLAR FINANCIAL CORP.

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2004, the Company held put options with an aggregate notional value of $(CAN) 36.0 million and (pound)(GBP) 6.3 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three months ended September 30, 2004. As of September 30,2 004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $290,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2004 was $88,000 and is included in other assets on the balance sheet. Although the Company's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

8.   CONTINGENT LIABILITIES

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company's Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, the Company was served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with the Company. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, the Company's motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with the Company, was denied; the Company appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Similar class actions have been threatened against the Company in other provinces of Canada, but the Company has not been served with the statements of claim in any such actions to date. The Company believes that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation, that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to

                             DOLLAR FINANCIAL CORP.

the Company's store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters.


In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.


The Company does not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect its financial condition, results of operations or cash flows in future periods.


9.  DEFERRED OFFERING COSTS

Through September 30, 2004, the Company incurred approximately $1.8 million of costs in connection with a proposed public offering of its common stock. These costs are included in "Other Assets" on the Company's balance sheet. In August 2004, the Company announced that it had postponed its proposed public offering due to market conditions. If the proposed offering were to be permanently abandoned, the costs incurred would be charged to expense in the period the decision is made. If the proposed offering is successful, the contribution to shareholders' equity will be reduced by these costs.

                             DOLLAR FINANCIAL CORP.

                          SUPPLEMENTAL STATISTICAL DATA
                                                                          September 30,
Company Operating Data:                                             2003                  2004
                                                                -------------         -------------

Stores in operation:
   Company-owned.............................................          625                   650
   Franchised stores and check cashing merchants.............          455                   472
                                                                     -----                 -----

Total........................................................        1,080                 1,122
                                                                     =====                 =====

--------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                                ----------------------------
Operating Data:                                                    2003             2004
                                                                ------------     -----------

Face amount of checks cashed (in millions)...................   $       770      $      816
Face amount of average check.................................   $       367      $      392
Face amount of average check (excluding Canada and the United
   Kingdom)..................................................   $       354      $      369
Average fee per check........................................   $     13.41      $    14.58
Number of checks cashed (in thousands).......................         2,097           2,083

--------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                                ----------------------------
Collections Data:                                                  2003             2004
                                                                ------------     -----------

Face amount of returned checks (in thousands)................   $     7,635      $    7,601
Collections (in thousands)...................................         5,496           5,374
                                                                ------------     -----------
Net write-offs (in thousands)................................   $     2,139      $    2,227
                                                                ============     ===========

Collections as a percentage of
   returned checks...........................................         72.0%           70.7%
Net write-offs as a percentage of
   check cashing revenues....................................          7.6%            7.3%
Net write-offs as a percentage of the
   face amount of checks cashed..............................         0.27%           0.27%


The following table presents a summary of the Company's consumer lending originations, which includes loan extensions, and revenues for the following periods (in thousands):

                                                                   Three Months Ended
                                                                     September 30,
                                                           -----------------------------------
                                                                  2003             2004
                                                           -----------------------------------

U.S. company funded consumer loan originations(1)......... $        14,268    $      18,562
Canadian company funded consumer loan originations(2).....          75,574          107,141
U.K. company funded consumer loan originations(2).........          26,439           42,698
                                                           -----------------------------------
   Total company funded consumer loan originations........ $       116,281    $     168,401
                                                           ===================================

Servicing revenues, net................................... $        11,413    $      12,150
U.S. company funded consumer loan revenues................           2,156            2,776
Canadian company funded consumer loan revenues............           6,762           11,497
U.K. company funded consumer loan revenues................           3,927            5,452
Provision for loan losses on company funded loans.........         (2,796)          (4,670)
                                                           -----------------------------------
   Total consumer lending revenues, net................... $        21,462    $      27,205
                                                           ===================================

Gross charge-offs of company funded consumer loans........ $        10,790    $      16,078
Recoveries of company funded consumer loans...............           8,314           11,468
                                                           -----------------------------------
Net charge-offs on company funded consumer loans.......... $         2,476    $       4,610
                                                           ===================================

Gross charge-offs of company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            9.3%             9.5%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer
   loan originations......................................            7.1%             6.8%
Net charge-offs on company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            2.1%             2.7%

(1) Our company operated stores and document transmitter locations in the United States originate company funded and bank funded short-term consumer loans.
(2) All consumer loans originated in Canada and the United Kingdom are company funded.

     Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans.

                                                                         Three Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                          2003          2004
                                                                     ----------------------------
U.S. stores originating company funded loans..................              43            43
U.S. stores originating bank funded loans.....................             275           276
                                                                     ----------------------------
Total U.S. stores originating short-term consumer loans.......             318           319
                                                                     ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three month periods ended September 30, 2003 and 2004. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to "OPCO" are to our wholly owned operating subsidiary Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in OPCO's quarterly report on Form 10-Q (File No. 333-18221) for the period ended September 30, 2004.

General

Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we have a network of 1,122 stores, including 650 company-operated stores, in 17 states, the District of Columbia, Canada and the United Kingdom. Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. We provide a diverse range of consumer financial products and services primarily consisting of check cashing, short-term consumer loans, money orders and money transfers. For the three-months ended September 30, 2004, we generated revenue of $66.2 million, an increase of 16.1% over the same period in the prior year.

In our opinion, we have included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of our financial position at September 30, 2004 and the results of operations for the three months ended September 30, 2004 and 2003. The results for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with our unaudited financial statements included in this filing and our audited consolidated financial statements included in our Annual Report on Form 10-K (File No. 333-111473-02) for the fiscal year ended June 30, 2004.

We have filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of common stock. This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy, and there shall not be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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

Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.3 million at September 30, 2003 and $1.5 million at September 30, 2004.

If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended September 30, 2004 and September 30, 2003, and during these periods the loss rates on loans declined. As a result of these factors, we did not increase our reserve for servicing fee adjustments. We serviced $106 million loans for County Bank and First Bank during the first three months of fiscal 2005 and $102 million during the first three months of fiscal 2004. At September 30, 2004 and 2003 the amount of outstanding loans were $15.9 million and $15.2 million, respectively, for County Bank and First Bank.

Company Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for loans we make directly through some of our company-operated locations. To estimate the appropriate level of loan loss reserves we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional provisions in future periods.

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

Check Cashing Returned Item Policy

We charge operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to returned checks, net and cash shortages in the consolidated statements of operations.

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

Deferred Offering Cost

Through September 30, 2004, the Company incurred approximately $1.8 million of costs in connection with a proposed public offering of its common stock. These costs are included in "Other Assets" on the Company's balance sheet. In August 2004, the Company announced that it had postponed its proposed public offering due to market conditions. If the proposed offering were to be permanently abandoned, the costs incurred would be charged to expense in the period the decision is made. If the proposed offering is successful, the contribution to shareholders' equity will be reduced by these costs.

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

Results of Operations

Revenue Analysis

                                        Three Months Ended September 30,
                                ------------------------------------------------

                                                                (Percentage of
                                     ($ in thousands)           total revenue)
                                --------------------------    ------------------
                                   2003           2004         2003       2004
                                -----------    -----------    -------    -------


Check cashing..............     $   28,122     $   30,362       49.3%      45.9%
Consumer lending revenues, net      21,462         27,205       37.7       41.1
Money transfer fees........          3,081          3,508
                                                                 5.4        5.3
Other revenue..............          4,325          5,082        7.6        7.7
                                -----------    ------------   -------    -------
Total revenue..............     $   56,990     $   66,157      100.0%     100.0%
                                ===========    ============   =======    =======


QUARTERLY COMPARISON

Total revenues were $66.2 million for the three months ended September 30, 2004 compared to $57.0 million for the three months ended September 30, 2003, an increase of $9.2 million or 16.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $9.0 million or 15.9%. New store openings accounted for an increase of $748,000 while closed stores accounted for a decrease of $629,000.

A stronger British pound and Canadian dollar positively impacted revenue by $2.6 million for the quarter as compared to the same period in the prior year. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $2.0 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $4.3 million after adjusting for the favorable exchange rate. In addition to pricing adjustments made to the short-term consumer loan product in late fiscal 2004, this increase is also a result of higher loan amounts offered in the first quarter of fiscal 2005 due to a criteria change in the short-term consumer loan product.

Store and Regional Expense Analysis

                                     Three Months Ended September 30,
                                ------------------------------------------------

                                                                (Percentage of
                                     ($ in thousands)           total revenue)
                                ---------------------------    -----------------
                                   2003           2004          2003      2004
                                -----------    ------------    -------   -------


Salaries and benefits......     $   18,777     $   19,837       33.0%     30.0%
Occupancy..................          4,864          5,391        8.5       8.2
Depreciation...............          1,448          1,743        2.5       2.6
Returned checks, net and
   cash shortages..........          2,538          2,481        4.5       3.8
Telephone and
   telecommunications......          1,562          1,434        2.7       2.2
Advertising................          1,618          2,823        2.9       4.3
Bank charges...............          1,103            935        1.9       1.4
Armored carrier service....            729            825        1.3       1.2
Other......................          5,415          6,906        9.5      10.4
                                -----------    ------------    -------   -------
Total store and regional
   expenses ...............      $  38,054     $   42,375       66.8%     64.1%
                                ===========    ============    =======   =======


QUARTERLY COMPARISON

Store and  regional  expenses  were $42.4  million  for the three  months  ended
September 30, 2004 compared to $38.1 million for the three months ended September 30, 2003, an increase of $4.3 million or 11.4%. The impact of foreign currencies accounted for $1.4 million of this increase. New store openings accounted for an increase of $696,000 while closed stores accounted for a decrease of $46,000. Comparable retail store and franchised store expenses for the entire period increased $3.5 million. For the three months ended September 30, 2004 total store and regional expenses decreased to 64.1% of total revenue compared to 66.8% of total revenue for the three months ended September 30, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $1.6 million in Canada, $956,000 in the United Kingdom and $318,000 in the U.S. The increase in Canada was primarily due to increases of $414,000 in salaries, $211,000 in occupancy expenses, $305,000 in advertising and $700,000 in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase was primarily related to increases of $594,000 in advertising and $159,000 in occupancy costs. The advertising increase is primarily associated with a television ad campaign.

Other Expense Analysis

                                            Three Months Ended September 30,
                                      ---------------------------------------------

                                                                  (Percentage of
                                        ($ in thousands)          total revenue)
                                      ----------------------    -------------------
                                       2003          2004        2003       2004
                                      --------     ---------    -------    --------


Corporate expenses................... $ 7,241      $  9,544       12.7%       14.4%

Management fee.......................     250           277        0.4         0.4
Loss on store closings and sales.....      60            86        0.1         0.1
Other depreciation and amortization..     958           943        1.7         1.4
Interest expense, net................   9,184         9,669       16.1        14.6
Income tax provision.................   3,844         3,354        6.7         5.1


QUARTERLY COMPARISON

Corporate Expenses

Corporate expenses were $9.5 million for the three months ended September 30, 2004 compared to $7.2 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, corporate expenses increased to 14.4% of total revenue compared to 12.7% of total revenue for the three months ended September 30, 2003. A further weakening of the U.S. dollar in the current quarter compared to the same period in the prior year negatively impacted corporate expenses by $328,000. In addition, increased accrued expenses for incentive compensation related to a strong year to date earnings performance and legal and professional fees related to the class action lawsuits (see Note 8) contributed to the increase in corporate expenses over the prior year.

Management Fees

Management fees accrued for Leonard Green & Partners, L.P. under a management services agreement were $277,000 for the three months ended September 30, 2004 and $250,000 for the three months ended September 30, 2003.

Losses on Store Closings and Sales

Losses on store closings and sales was $86,000 for the three months ended September 30, 2004 compared to $60,000 for the three months ended September 30, 2003.

Interest Expense

Interest expense was $9.7 million for the three months ended September 30, 2004 compared to $9.2 million for the three months ended September 30, 2003, an increase of $500,000 or 5.2%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $2.7 million of the increase in total interest expense. Offsetting these increases were declines of $600,000 in interest on our revolving credit facility and $300,000 on the collateralized borrowing that was in place in fiscal 2004. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003.

Income Tax Provision

The provision for income taxes was $3.4 million for the three months ended September 30, 2004 compared to a provision of $3.8 million for the three months ended September 30, 2003, respectively. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 102.8% for the three months ended September 30, 2004 and 309.3% for the three months ended September 30, 2003. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $27.4 million at September 30, 2004 of which $2.9 million was provided for the three months ended September 30, 2004. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $1.5 million for the three months ended September 30, 2003.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2004, cash and cash equivalents increased $12.6 million. Net cash provided by operations was $10.1 million compared to cash provided of $6.4 million for the three months ended September 30, 2003. The increase in net cash provided by operations was primarily the result of improved operating results.

Accrued interest increased due to the timing of the semi-annual interest payments on OPCO's 9.75% Senior Notes due 2011, our 16.0% Senior notes due 2012 and our 13.95% Senior Subordinated Notes due 2012.

Liquidity and Capital Resources

On November 13, 2003, OPCO, Inc. issued $220.0 million principal amount of 9.75% senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under its prior credit facility, redeem the entire $109.2 million principal amount of its10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of its 10.875% senior subordinated notes due 2006, distribute to us $20.0 million to redeem an equal amount of our 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, OPCO consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, finance acquisitions, and finance store expansion.

Net cash provided by operating activities was $10.1 million for the three months ended September 30, 2004 compared to cash provided of $6.4 million for the three months ended September 30, 2003. The increase in net cash provided by operations was primarily the result of improved operating results.

Net cash used for investing activities for the three months ended September 30, 2004 was $2.5 million compared to a usage of $1.4 million for the three months ended September 30, 2003. The increase of $1.1 million is primarily attributable to higher capital spending in the current fiscal quarter compared to the same period in the previous year. For the three months ended September 30, 2004 we made capital expenditures of $2.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $10.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening new stores.

Net cash provided by financing activities for the three months ended September 30, 2004 was $3.5 million compared to a usage of $14.0 million for the three months ended September 30, 2003. The increase in the three months ended September 30, 2004 was a result of an increase in the borrowings under our bank facilities of $3.6 million from $0 at June 30, 2004 compared to a $13.7 million decrease in our borrowings under our bank facilities.

Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, we repaid in full all borrowings outstanding under our previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. Our borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.25 million issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations. At September 30, 2004 we had $7.4 million cash in excess of our short-term borrowing needs. At September 30, 2004, our borrowing capacity was $39.5 million and there was $3.6 million outstanding under the facility.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on September 30, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of September 30, 2004, long term debt consisted of $240 million principal amount of OPCO's 9.75% Senior Notes due November 15, 2011, $42.1 million of our 16.0% Senior Notes due 2012, $41.7 million of our 13.95% Senior Subordinated Notes due 2012 and $73,000 of other long-term debt.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2004, excluding periodic interest payments, include the following:

                                                               Payments Due by Period (in thousands)
                                         ----------------------------------------------------------------------------------
                                             Total           Less than         1 - 3            4 - 5           After 5
                                                               1 Year          Years            Years            Years
                                         --------------    -------------    ------------    -------------    --------------

Long-term debt:
     9.75% Senior Notes due 2011(1)..    $     241,136     $          -     $         -     $          -     $     241,136
     16.0% Senior Notes due 2012.....           42,070                -               -                -            42,070
     13.95% Senior Subordinated
          Notes due 2012.............           41,652                -               -                -            41,652
Operating leases.....................           61,051           16,928          23,973           13,310             6,840
Other................................               73               73               -                -                 -
                                         --------------    -------------    ------------    -------------    --------------

Total contractual cash obligations...    $     385,982     $     17,001     $    23,973     $     13,310     $     331,698
                                         ==============    =============    ============    =============    ==============

---------------------------------------------------------------------------------------------------------------------------

(1) $1,136 is the unamortized premium on the 9.75% Senior Notes due 2011.

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

Balance Sheet Variations

September 30, 2004 compared to June 30, 2004

Cash and cash equivalents increased to $81.9 million at September 30, 2004 from $69.3 million at June 30, 2004. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Income taxes receivable decreased to $5.6 million at September 30, 2004 from $6.1 million at June 30, 2004 related primarily to the timing of receipts.

Goodwill and other intangibles increased $3.4 million from $148.2 million at June 30, 2004 to $151.6 million at September 30, 2004 due primarily to foreign currency translation adjustments.

Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $4.6 million at September 30, 2004 due primarily to the timing of payments.

Accrued expenses increased to $20.2 million at September 30, 2004 from $17.9 million at June 30, 2004 due primarily to the timing of accrued payroll, increased professional fees due to the class action lawsuits and other operating expense accruals.

Revolving credit facilities and long-term debt increased $3.5 million from $241.3 million at June 30, 2004 to $244.8 million at September 30, 2004. The increase is primarily related to a $3.6 million draw down on the U.S. bank facility.

Total shareholders' deficit decreased $4.4 million to $46.5 million from $50.9 million due to foreign translation adjustments offset in part by our net loss for the three months ended September 30, 2004.

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

Recent Tax Developments

We are currently assessing the implications of the recently passed American Jobs Creation Act of 2004 recently signed into law as we have significant foreign earnings.

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

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2004, the Company held put options with an aggregate notional value of $(CAN) 36.0 million and (pound)(GBP) 6.3 million to protect the currency exposure in Canada and the United Kingdom throughout fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three months ended September 30, 2004. As of September 30, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $290,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2004 was $88,000 and is included in other assets on the balance sheet.

     Canadian operations accounted for approximately 259.4% of consolidated pre-tax earnings for the three months ended September 30, 2004. U.K. operations accounted for approximately 97.8% of consolidated pre-tax earnings for the three months ended September 30, 2004. For the three months ended September 30, 2003, Canadian operations accounted for approximately 460.9% of our pre-tax earnings and U.K operations accounted for 168.9% of our pre-tax earnings. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $18.6 million.

     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $3.3 million for the three months ended September 30, 2004 and $1.2 million for the three months ended September 30, 2003. This impact represents nearly 35.7% of our consolidated pre-tax earnings for the three months ended September 30, 2004 and 63.0% of our consolidated pre-tax earnings for the three months ended September 30, 2003.

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


Changes in Internal Control Over Financial Reporting


     There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 21, 2003, a former customer, Kenneth D. Mortillaro, commenced an action against our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia and Quebec) who, Mortillaro claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. On December 23, 2003, we were served with the statement of claim in an action brought in the Ontario Superior Court of Justice by another former customer, Margaret Smith. The allegations and putative class in the Smith action are substantially the same as those in the Mortillaro action. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with us, was denied; we appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been threatened against us in other provinces of Canada, but we have not been served with the statements of claim in any such actions to date. We believe that any possible claims in these actions, if they are served, will likely be substantially similar to those of the Ontario actions referred to above.

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

Item 6.  Exhibits

Exhibits

    Exhibit No.             Description of Document

    10.43 Form of Non-Qualified Stock Option Agreement under the Comapny's 2004 Stock Incentive Plan
    31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
    31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
    32.1      Section 1350 Certification of Chief Executive Officer.
    32.2      Section 1350 Certification of Chief Financial Officer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOLLAR FINANCIAL CORP.


Date:   November 5, 2004               By: /s/ RANDY L. UNDERWOOD
                                           -------------------------------------
                                             Name:  Randy L. Underwood
                                             Title: Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                             chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.