Form 10-Q
period 2004-12-31
DOLLAR FINANCIAL CORP
filed 2005-02-11
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____ to _____

                        Commission file number 000-50866

                             DOLLAR FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                   23-2636866
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of January 31, 2005, 18,343,903 shares of the Registrants common stock, par value $0.001 per share, were outstanding.

                             DOLLAR FINANCIAL CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                         Page No.
                                                                                                       --------
Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2004
         and December 31, 2004 (unaudited) ..........................................................      3

         Interim Unaudited Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2003 and 2004 ....................................................      4

         Interim Unaudited Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2003 and 2004 ...........................................................      5

         Notes to Interim Unaudited Consolidated Financial Statements ...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................................     23

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk ..........................................................................     33

Item 4.  Controls and Procedures ....................................................................     34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................................     34

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds .................................     35

Item 4.  Submission to Matters to a Vote of Security Holders ........................................     36

Item 6.  Exhibits ...................................................................................     37

Signature ...........................................................................................     38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             DOLLAR FINANCIAL CORP.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                          June 30,        December 31,
                                                                                         ----------       ------------
                                                                                             2004             2004
                                                                                         ----------        ----------
Assets                                                                                                     (unaudited)
Cash and cash equivalents ........................................................       $   69,270        $   88,116
Loans receivable
  Loans receivable ...............................................................           32,902            39,346
  Less: Allowance for loan losses ................................................           (2,315)           (2,621)
                                                                                         ----------        ----------
Loans receivable, net ............................................................           30,587            36,725
Other consumer lending receivables ...............................................            7,404             8,705
Other receivables ................................................................            3,787             4,280
Income taxes receivable ..........................................................            6,125             5,589
Prepaid expenses .................................................................            4,380             5,176
Deferred tax asset, net of valuation allowance of $24,474 and $31,246 ............               --               163
Notes and interest receivable--officers ..........................................            5,054             5,261
Property and equipment, net of accumulated
  depreciation of $49,540 and $56,895 ............................................           27,965            29,673
Goodwill and other intangibles, net of accumulated amortization of $22,449
  and $23,322 ....................................................................          149,118           157,167
Debt issuance costs, net of accumulated amortization of $987 and $1,836 ..........           11,428            10,607
Other ............................................................................            4,219             4,726
                                                                                         ----------        ----------
                                                                                         $  319,337        $  356,188
                                                                                         ==========        ==========

Liabilities and shareholders' deficit
Accounts payable .................................................................       $   15,863        $   16,375
Foreign income taxes payable .....................................................            5,979             5,294
Accrued expenses and other liabilities ...........................................           17,854            22,302
Accrued interest payable .........................................................            5,525             5,172
Revolving credit facilities ......................................................               --            11,000
Long term debt:
  9.75% Senior Notes due 2011 ....................................................          241,176           241,096
  16.0% Senior Notes due 2012 ....................................................           42,070            45,554
  13.95% Senior Subordinated Notes due 2012 ......................................           41,652            44,661
Other long term debt .............................................................              105                55
Shareholders' deficit:
  Common stock, $.001 par value: 55,500,000 shares authorized;
  11,025,001 shares issued at June 30, 2004 and December 31, 2004 ................               11                11
  Additional paid-in capital .....................................................           61,470            61,470
  Accumulated deficit ............................................................         (120,916)         (119,874)
  Accumulated other comprehensive income .........................................           13,813            28,337
  Treasury stock at cost; 59,222 shares at June 30, 2004 and
      December 31, 2004 ..........................................................             (956)             (956)
  Management equity loan .........................................................           (4,309)           (4,309)
                                                                                         ----------        ----------
Total shareholders' deficit ......................................................          (50,887)          (35,321)
                                                                                         ----------        ----------
                                                                                         $  319,337        $  356,188
                                                                                         ==========        ==========

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share amounts)

                                                                       Three Months Ended                   Six Months Ended
                                                                           December 31,                        December 31,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2004              2003               2004
                                                                 ------------      ------------      ------------      ------------
Revenues:
 Check cashing .............................................     $     29,419      $     32,733      $     57,541      $     63,095
 Consumer lending:
   Fees from consumer lending ..............................           31,041            39,519            60,207            76,745
   Provision for loan losses and adjustment to servicing
     income ................................................           (7,023)           (8,772)          (14,422)          (18,209)
                                                                 ------------      ------------      ------------      ------------
 Consumer lending, net .....................................           24,018            30,747            45,785            58,536
 Money transfer fees .......................................            3,248             3,685             6,329             7,193
 Other .....................................................            4,077             5,221             8,097             9,719
                                                                 ------------      ------------      ------------      ------------
Total revenues .............................................           60,762            72,386           117,752           138,543

Store and regional expenses:
 Salaries and benefits .....................................           18,707            21,217            37,484            41,054
 Occupancy .................................................            4,885             5,603             9,749            10,994
 Depreciation ..............................................            1,490             1,810             2,938             3,553
 Returned checks, net and cash shortages ...................            2,347             2,736             4,885             5,217
 Telephone and communications ..............................            1,431             1,434             2,993             2,868
 Advertising ...............................................            1,924             2,272             3,542             5,095
 Bank Charges ..............................................              787               977             1,890             1,912
 Armored carrier expenses ..................................              751               889             1,480             1,714
 Other .....................................................            7,428             6,887            12,843            13,793
                                                                 ------------      ------------      ------------      ------------
Total store and regional expenses ..........................           39,750            43,825            77,804            86,200

Corporate expenses .........................................            7,126            11,104            14,367            20,648
Management fee .............................................              287               251               537               528
Losses (gain) on store closings and sales ..................               61              (142)              121               (56)
Other depreciation and amortization ........................              914             1,159             1,872             2,102
Interest expense, net ......................................           10,250             9,802            19,434            19,471
Loss on extinguishment of debt .............................            8,855                --             8,855                --
                                                                 ------------      ------------      ------------      ------------
(Loss) income before income taxes ..........................           (6,481)            6,387            (5,238)            9,650
Income tax provision .......................................           18,492             5,254            22,336             8,608
                                                                 ------------      ------------      ------------      ------------
Net (loss) income ..........................................     $    (24,973)     $      1,133      $    (27,574)     $      1,042
                                                                 ============      ============      ============      ============

Net (loss) income per share:
 Basic .....................................................     $      (2.28)     $       0.10      $      (2.51)     $       0.10
                                                                 ============      ============      ============      ============

 Diluted ...................................................     $      (2.28)     $       0.10      $      (2.51)     $       0.09
                                                                 ============      ============      ============      ============

Weighted average common shares outstanding:
 Basic .....................................................       10,965,778        10,965,778        10,965,778        10,965,778
                                                                 ============      ============      ============      ============

 Diluted ...................................................       10,965,778        11,367,574        10,965,778        11,367,574
                                                                 ============      ============      ============      ============

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                    -----------------------------
                                                                                        2003              2004
                                                                                    -----------       -----------
Cash flows from operating activities:
Net (loss) income ............................................................      $   (27,574)      $     1,042
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Accretion of interest expense from 13.0% Senior Discount Notes ..........            5,827                --
     Depreciation and amortization ...........................................            5,732             6,288
     Loss on extinguishment of debt ..........................................            8,855                --
     Losses (gain) on store closings and sales ...............................              121               (56)
     Foreign currency (gain) loss on revaluation of
       subordinated notes payable ............................................             (648)              181
     Deferred tax provision (benefit) ........................................           15,610              (164)
     Change in assets and liabilities:
         Increase in loans and other receivables .............................           (1,869)           (5,820)
         (Increase) decrease in income taxes receivable ......................           (6,189)              536
         Increase in prepaid expenses and other ..............................              (82)             (852)
         Increase in accounts payable, income taxes payable, accrued
           expense, and other liabilities and accrued interest payable .......            5,732             8,673
                                                                                    -----------       -----------
Net cash provided by operating activities ....................................            5,515             9,828

Cash flows from investing activities:
  Acquisitions, net of cash acquired .........................................               --              (658)
  Gross proceeds from sale of fixed assets ...................................               41                --
  Additions to property and equipment ........................................           (3,154)           (5,589)
                                                                                    -----------       -----------
Net cash used in investing activities ........................................           (3,113)           (6,247)

Cash flows from financing activities:
  Redemption of 10.875% Senior Subordinated Notes due 2006 ...................          (20,734)               --
  Redemption of 13.0% Senior Discount Notes due 2006 .........................          (22,962)               --
  Other debt borrowings (payments) ...........................................              134               (51)
  Issuance of 9.75% Senior Notes due 2011 ....................................          220,000                --
  Redemption of 10.875% Senior Notes due 2006 ................................         (111,170)               --
  Net (decrease) increase in revolving credit facilities .....................          (61,699)           11,000
  Payment of debt issuance costs .............................................           (9,776)             (103)
                                                                                    -----------       -----------
Net cash (used in) provided by financing activities ..........................           (6,207)           10,846

Effect of exchange rate changes on cash and cash equivalents .................            2,851             4,419
                                                                                    -----------       -----------
Net (decrease) increase in cash and cash equivalents .........................             (954)           18,846

Cash and cash equivalents at beginning of period .............................           71,809            69,270
                                                                                    -----------       -----------
Cash and cash equivalents at end of period ...................................      $    70,855       $    88,116
                                                                                    ===========       ===========

Non-cash transactions: On November 13, 2003, Dollar Financial Corp. exchanged $49.4 million, or 50% of the accreted value of its 13% Senior Discount Note for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value of its 13% Senior Discount Note for 13.95% Senior Notes due 2012. On November 15, 2004, Dollar Financial Corp. elected to capitalize $6.5 million of interest on its 16.0% Senior Notes due 2012 and its 13.95% Senior Subordinated Notes due 2012.

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp., and its wholly owned subsidiaries (collectively the "Company"). The Company is the parent company of Dollar Financial Group, Inc. ("OPCO") and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company's unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements in its annual report on Form 10-K (File No. 333-111473-02) for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

Operations

The Company was organized in 1990 under the laws of the State of Delaware. The activities of the Company consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities as of December 31, 2004. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,130 locations (of which 656 are company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in 16 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, Money Mart Express(R) services and originates short-term consumer loans through 215 independent document transmitters in 10 states.

Stock Based Employee Compensation

At December 31, 2004, the Company offered a stock option plan, under which shares of common stock may be awarded to employees or consultants of OPCO. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the grant date, no compensation expense is recognized.

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in periods presented (in thousands, except per share data):

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Three Months Ended              Six Months Ended
                                                                                December 31,                   December 31,
                                                                        --------------------------     --------------------------
                                                                           2003            2004           2003            2004
                                                                        ----------      ----------     ----------      ----------
Net (loss) income--as reported                                          $  (24,973)     $    1,133     $  (27,574)     $    1,042

Total stock-option expense determined under the fair value based
    method, net of related tax benefits                                         31             113             62             226
                                                                        ----------      ----------     ----------      ----------

Net (loss) income--pro forma                                            $  (25,004)     $    1,020     $  (27,636)     $      816
                                                                        ==========      ==========     ==========      ==========

Net (loss) income per common share--basic--as reported                  $    (2.28)     $     0.10     $    (2.51)     $     0.10

Net (loss) income per common share--basic--pro forma                    $    (2.28)     $     0.09     $    (2.52)     $     0.07

Net (loss) income per common share--diluted--as reported                $    (2.28)     $     0.10     $    (2.51)     $     0.09

Net (loss) income per common share--diluted--pro forma                  $    (2.28)     $     0.09     $    (2.52)     $     0.07

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and fiscal 2004: expected volatility of 46% and 46%, respectively; expected lives of 6.0 years and 6.0 years, respectively; risk-free interest rate of 5.02% and 4.35%, respectively; fair value at date of grant of $6.68 per share and $5.05 per share, respectively; and no expected dividends.

2. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION

OPCO's payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the "Guarantees") on a full and unconditional basis by the Company and by OPCO's existing and future domestic subsidiaries (the "Guarantors"). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the "Collateral"). The non-guarantors consists of OPCO's foreign subsidiaries ("Non-guarantors").

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

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheet at December 31, 2004 and June 30, 2004, and the condensed consolidating statements of operations and cash flows for the six month period ended December 31, 2004 and 2003 of the Company, OPCO, the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2004
                                 (In thousands)

                                                                  Dollar Financial
                                                         Dollar      Group, Inc.     Subsidiary
                                                       Financial   and Subsidiary       Non-
                                                         Corp.       Guarantors      Guarantors     Eliminations     Consolidated
                                                      ---------------------------------------------------------------------------
Assets
Cash and cash equivalents ......................      $       4       $  36,580       $  51,532       $      --       $  88,116
Loans receivable ...............................             --           4,414          34,932              --          39,346
Less: Allowance for loan losses ................             --            (183)         (2,438)             --          (2,621)
                                                      -------------------------------------------------------------------------
Loans receivables, net .........................             --           4,231          32,494              --          36,725
Other consumer lending receivables .............             --           8,705              --              --           8,705
Other receivables ..............................             --           1,187           3,628            (535)          4,280
Income taxes receivable ........................             --             984           4,605              --           5,589
Prepaid expenses ...............................             --           2,245           2,931              --           5,176
Deferred income taxes ..........................             --              --             163              --             163
Notes and interest receivable--officers ........          1,560           3,701              --              --           5,261
Due from affiliates ............................             --          62,264              --         (62,264)             --
Due from parent ................................             --           6,026              --          (6,026)             --
Property and equipment, net ....................             --           9,402          20,271              --          29,673
Goodwill and other intangibles, net ............             --          56,498         100,669              --         157,167
Debt issuance costs, net .......................            254          10,353              --              --          10,607
Investment in subsidiaries .....................         60,606         300,491           6,705        (367,802)             --
Other assets ...................................          1,789             532           2,405              --           4,726
                                                      -------------------------------------------------------------------------
                                                      $  64,213       $ 503,199       $ 225,403       $(436,627)      $ 356,188
                                                      =========================================================================

Liabilities and shareholders' (deficit) equity
Accounts payable ...............................      $      --       $   7,487       $   8,888       $      --       $  16,375
Foreign income taxes payable ...................             --              --           5,294              --           5,294
Accrued expenses and other liabilities .........          1,528           8,635          12,139              --          22,302
Accrued interest payable .......................          1,765           3,054             888            (535)          5,172
Due to affiliates ..............................          6,026              --          62,264         (68,290)             --
Revolving credit facilities ....................             --          11,000              --              --          11,000
9.75% Senior Notes due 2011 ....................             --         241,096              --              --         241,096
16.0% Senior Notes due 2012 ....................         45,554              --              --              --          45,554
13.95% Senior Subordinated Notes due 2012 ......         44,661              --              --              --          44,661
Other long-term debt ...........................             --              49               6              --              55
                                                      -------------------------------------------------------------------------
                                                         99,534         271,321          89,479         (68,825)        391,509

Shareholders' (deficit) equity:
  Common stock .................................             11              --              --              --              11
  Additional paid-in capital ...................         50,373         104,926          27,304        (121,133)         61,470
  (Accumulated deficit) retained earnings ......       (108,777)         90,718          89,471        (191,286)       (119,874)
  Accumulated other comprehensive income .......         28,337          36,234          19,149         (55,383)         28,337
  Treasury stock ...............................           (956)             --              --              --            (956)
  Management equity loan .......................         (4,309)             --              --              --          (4,309)
                                                      -------------------------------------------------------------------------
Total shareholders' (deficit) equity ...........        (35,321)        231,878         135,924        (367,802)        (35,321)
                                                      -------------------------------------------------------------------------
                                                      $  64,213       $ 503,199       $ 225,403       $(436,627)      $ 356,188
                                                      =========================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2004
                                 (In thousands)

                                                                       Dollar Financial
                                                            Dollar        Group, Inc.     Subsidiary
                                                          Financial     and Subsidiary       Non-
                                                             Corp.        Guarantors      Guarantors    Eliminations    Consolidated
                                                          --------------------------------------------------------------------------
Assets
Cash and cash equivalents ..........................      $       4       $  27,124       $  42,142       $      --       $  69,270
Loans receivable ...................................             --           4,838          28,064              --          32,902
Less: Allowance for loan losses ....................             --            (694)         (1,621)             --          (2,315)
                                                          -------------------------------------------------------------------------
Loans receivable, net ..............................             --           4,144          26,443              --          30,587
Other consumer lending receivables .................             --           7,404              --              --           7,404
Other receivables ..................................             --           1,711           2,360            (284)          3,787
Income taxes receivable ............................             --               8           6,117              --           6,125
Prepaid expenses ...................................             --           1,772           2,608              --           4,380
Notes and interest receivable--officers ............          1,431           3,623              --              --           5,054
Due from affiliates ................................             --          63,791              --         (63,791)             --
Due from parent ....................................                          5,682              --          (5,682)             --
Property and equipment, net ........................                         10,957          17,008              --          27,965
Goodwill and other intangibles, net ................             --          56,514          92,604              --         149,118
Debt issuance costs, net ...........................            268          11,160              --              --          11,428
Investment in subsidiaries .........................         38,017         255,084           6,705        (299,806)             --
Other ..............................................          1,392             451           2,376              --           4,219
                                                          -------------------------------------------------------------------------
                                                          $  41,112       $ 449,425       $ 198,363       $(369,563)      $ 319,337
                                                          =========================================================================

Liabilities and shareholder's (deficit) equity
Accounts payable ...................................      $      --       $   6,466       $   9,397       $      --       $  15,863
Foreign income taxes payable .......................             --              --           5,979              --           5,979
Accrued expenses and other liabilities .............            946           7,058           9,850              --          17,854
Accrued interest payable ...........................          1,649           2,974           1,186            (284)          5,525
Due to affiliates ..................................          5,682              --          63,791         (69,473)             --
9.75 % Senior Notes due 2011 .......................             --         241,176              --              --         241,176
16.0% Senior Notes due 2012 ........................         42,070              --              --              --          42,070
13.95% Senior Subordinated Notes due 2012 ..........         41,652              --              --              --          41,652
Subordinated notes payable and other ...............             --              93              12              --             105
                                                          -------------------------------------------------------------------------
                                                             91,999         257,767          90,215         (69,757)        370,224

Shareholder's (deficit) equity:
  Common stock .....................................             11              --              --              --              11
  Additional paid-in capital .......................         50,373         104,926          27,304        (121,133)         61,470
  (Accumulated deficit) retained earnings ..........       (109,819)         81,996          71,767        (164,860)       (120,916)
  Accumulated other comprehensive income ...........         13,813           4,736           9,077         (13,813)         13,813
  Treasury stock ...................................           (956)             --              --              --            (956)
  Management equity loan ...........................         (4,309)             --              --              --          (4,309)
                                                          -------------------------------------------------------------------------
Total shareholders' (deficit) equity ...............        (50,887)        191,658         108,148        (299,806)        (50,887)
                                                          -------------------------------------------------------------------------
                                                          $  41,112       $ 449,425       $ 198,363       $(369,563)      $ 319,337
                                                          =========================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2004
                                 (In thousands)

                                                                       Dollar Financial
                                                            Dollar        Group, Inc.     Subsidiary
                                                          Financial     and Subsidiary       Non-
                                                             Corp.        Guarantors      Guarantors    Eliminations    Consolidated
                                                          -------------------------------------------------------------------------
Revenues:
   Check cashing ...................................      $      --       $  21,765       $  41,330       $      --       $  63,095
   Consumer lending:
     Fees from consumer lending ....................             --          40,369          36,376              --          76,745
   Provision for loan losses and adjustment
     to servicing income ...........................             --         (11,282)         (6,927)             --         (18,209)
                                                          -------------------------------------------------------------------------
   Consumer lending, net ...........................             --          29,087          29,449              --          58,536
   Money transfer fees .............................             --           2,075           5,118              --           7,193
   Other ...........................................             --           1,533           8,186              --           9,719
                                                          -------------------------------------------------------------------------
Total revenues .....................................             --          54,460          84,083              --         138,543

Store and regional expenses:
   Salaries and benefits ...........................             --          21,295          19,759              --          41,054
   Occupancy .......................................             --           5,617           5,377              --          10,994
   Depreciation ....................................             --           1,914           1,639              --           3,553
   Returned checks, net and cash shortages .........             --           2,352           2,865              --           5,217
   Telephone and communications ....................             --           1,832           1,036              --           2,868
   Advertising .....................................             --           2,317           2,778              --           5,095
   Bank charges ....................................             --             980             932              --           1,912
   Armored carrier expenses ........................             --             715             999              --           1,714
   Other ...........................................             --           6,601           7,192              --          13,793
                                                          -------------------------------------------------------------------------
Total store and regional expenses ..................             --          43,623          42,577              --          86,200

Corporate expenses .................................             --           9,652          10,996              --          20,648
Management fee .....................................            528            (252)            252              --             528
Losses on store closings and sales .................             --            (175)            119              --             (56)
Other depreciation and amortization ................             --           1,180             922              --           2,102
Interest expense, net ..............................          6,495          10,900           2,076              --          19,471
Equity in subsidiary ...............................         (8,065)             --              --           8,065              --
                                                          -------------------------------------------------------------------------

Income (loss) before income taxes ..................          1,042         (10,468)         27,141          (8,065)          9,650
Income tax (benefit) provision .....................             --            (829)          9,437              --           8,608
                                                          -------------------------------------------------------------------------

Net income (loss) ..................................      $   1,042       $  (9,639)      $  17,704       $  (8,065)      $   1,042
                                                          =========================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                                           Dollar
                                                                          Financial
                                                                          Group, Inc
                                                            Dollar           and           Foreign
                                                          Financial       Subsidiary      Subsidiary
                                                            Corp.         Guarantors      Guarantors    Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
Revenues:
Check cashing ......................................      $      --       $  22,809       $  34,732       $      --       $  57,541
   Consumer lending, net:
     Fees from consumer lending ....................             --          36,720          23,487              --          60,207
     Provision for loan losses and adjustment to
       servicing revenue ...........................             --         (10,763)         (3,659)             --         (14,422)
                                                          -------------------------------------------------------------------------
   Consumer lending, net ...........................             --          25,957          19,828              --          45,785
   Money transfer fees .............................             --           2,215           4,114              --           6,329
   Other ...........................................             --           1,780           6,317              --           8,097
                                                          -------------------------------------------------------------------------
Total revenues .....................................             --          52,761          64,991              --         117,752
Store and regional expenses:
   Salaries and benefits ...........................             --          20,821          16,663              --          37,484
   Occupancy .......................................             --           5,560           4,189              --           9,749
   Depreciation ....................................             --           1,589           1,349              --           2,938
   Returned checks, net and cash shortages .........             --           2,350           2,535              --           4,885
   Telephone and telecommunication .................             --           2,011             982              --           2,993
   Advertising .....................................             --           1,886           1,656              --           3,542
   Bank charges ....................................             --           1,089             801              --           1,890
   Armored carrier services ........................             --             659             821              --           1,480
   Other ...........................................             --           6,516           6,327              --          12,843
                                                          -------------------------------------------------------------------------
Total store and regional expenses ..................             --          42,481          35,323              --          77,804

Corporate expenses .................................             --           7,231           7,136              --          14,367
Management fees ....................................            537          (1,135)          1,135              --             537
Losses on store closings and sales .................             --             120               1              --             121
Other depreciation and amortization ................             --           1,112             760              --           1,872
Interest expense, net ..............................          7,760           8,535           3,139              --          19,434
Loss on extinguishment of debt .....................          1,646           7,209              --              --           8,855
Equity in subsidiary ...............................            503              --              --            (503)             --
                                                          -------------------------------------------------------------------------

(Loss) income before income taxes ..................        (10,446)        (12,792)         17,497             503          (5,238)
Income tax provision (benefit) .....................         17,128          (2,656)          7,864              --          22,336
                                                          -------------------------------------------------------------------------

Net (loss) income ..................................      $ (27,574)      $ (10,136)      $   9,633       $     503       $ (27,574)
                                                          =========================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2004
                                 (In thousands)

                                                                                Dollar
                                                                              Financial
                                                                  Dollar      Group, Inc.    Subsidiary
                                                                Financial   and Subsidiary      Non-
                                                                  Corp.       Guarantors     Guarantors  Eliminations   Consolidated
                                                                --------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss) ..........................................    $  1,042       $ (9,639)      $ 17,704      $ (8,065)     $  1,042
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Undistributed income of subsidiaries ....................      (8,065)            --             --         8,065            --
   Depreciation and amortization ...........................          17          3,844          2,427            --         6,288
   (Gain) losses on store closings and sales ...............          --           (175)           119            --           (56)
   Foreign currency loss on revaluation of
      subordinated notes payable ...........................          --            181             --            --           181
   Deferred tax benefit ....................................          --             --           (164)           --          (164)
   Changes in assets and liabilities:
      Increase in loans and other receivables ..............        (129)          (730)        (5,212)          251        (5,820)
      (Increase) decrease in income taxes receivable .......          --         (2,523)         1,512         1,547           536
      (Increase) decrease in prepaid expenses and other ....        (397)          (548)            93            --          (852)
      Increase (decrease) in accounts payable, income
        taxes payable, accrued expenses and other
        liabilities, and accrued interest payable ..........       7,191          4,299         (1,019)       (1,798)        8,673
                                                                --------------------------------------------------------------------

Net cash (used in) provided by operating activities ........        (341)        (5,291)        15,460            --         9,828

Cash flows from investing activities:
Gross proceeds from sale of fixed assets ...................          --             --           (658)           --          (658)
Additions to property and equipment ........................          --         (1,564)        (4,025)           --        (5,589)
Net decrease in due from affiliates activities .............          --          2,438             --        (2,438)           --
                                                                --------------------------------------------------------------------

Net cash provided by (used in) investing activities ........          --            874         (4,683)       (2,438)       (6,247)

Cash flows from financing activities:
Other debt payments ........................................          --            (44)            (7)           --           (51)
Net increase in revolving credit facilities ................          --         11,000             --            --        11,000
Payment of debt issuance costs .............................          (3)          (100)            --            --          (103)
Net increase (decrease) in due to affiliates and due
   from parent .............................................         344          3,017         (5,799)        2,438            --
                                                                --------------------------------------------------------------------
Net cash provided by (used in) financing activities ........         341         13,873         (5,806)        2,438        10,846

Effect of exchange rate changes on cash and cash equivalents          --             --          4,419            --         4,419
                                                                --------------------------------------------------------------------
Net increase in cash and cash equivalents ..................          --          9,456          9,390            --        18,846
Cash and cash equivalents at beginning of period ...........           4         27,124         42,142            --        69,270
                                                                --------------------------------------------------------------------
Cash and cash equivalents at end of period .................    $      4       $ 36,580       $ 51,532      $     --      $ 88,116
                                                                ====================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2003
                                 (In thousands)

                                                                              Dollar
                                                                            Financial
                                                                Dollar      Group, Inc      Foreign
                                                              Financial   and Subsidiary   Subsidiary
                                                                 Corp.      Guarantors     Guarantors    Eliminations   Consolidated
                                                              ----------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income .......................................     $ (27,574)     $ (10,136)     $   9,633      $     503     $ (27,574)
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
      Undistributed income of subsidiaries ..............           503             --             --           (503)           --
      Accretion of interest expense from 13.0% Senior
        Discount Notes ..................................         5,827             --             --             --         5,827
      Depreciation and amortization .....................           125          3,498          2,109             --         5,732
      Loss on extinguishment of debt ....................         1,646          7,209             --             --         8,855
      Losses on store closings and sales ................            --            120              1             --           121

      Foreign currency gain on revaluation of
        subordinated notes payable ......................            --             --           (648)            --          (648)
      Deferred tax provision ............................        14,769            841             --             --        15,610
      Change in assets and liabilities (net of effect of
        acquisitions):
          (Increase) decrease in loans and other
            receivables .................................          (128)           130         (2,086)           215        (1,869)
          Decrease (increase) in income taxes receivable.         1,570         (8,444)        (4,271)         4,956        (6,189)
          (Increase) decrease in prepaid expenses
            and other ...................................            --           (378)           296             --           (82)
          Increase (decrease) in accounts payable,
            income taxes payable, accrued expenses
            and other liabilities and accrued
            interest payable ............................         2,629          6,031          2,243         (5,171)        5,732
                                                              ----------------------------------------------------------------------
Net cash (used in) provided by operating activities .....          (633)        (1,129)         7,277             --         5,515


Cash flows from investing activities:
    Gross proceeds from sale of fixed assets ............            --             --             41             --            41
    Additions to property and equipment .................            --           (976)        (2,178)            --        (3,154)
    Net increase in due from affiliates .................            --         (5,998)            --          5,998            --
                                                              ----------------------------------------------------------------------
Net cash used in investing activities ...................            --         (6,974)        (2,137)         5,998        (3,113)

Cash flows from financing activities:
    Redemption of 10.875% Senior Subordinated notes
      due 2006 ..........................................            --        (20,734)            --             --       (20,734)
    Redemption of 13.0% Senior Subordinated notes
      due 2006 ..........................................       (22,962)            --             --             --       (22,962)
    Other debt borrowings (payments) ....................            --            146            (12)            --           134
    Issuance of 9.75% Senior Notes due 2011 .............            --        220,000             --             --       220,000
    Redemption of 10.875% Senior Notes due 2006 .........            --       (111,170)            --             --      (111,170)
    Net decrease in revolving credit facilities .........            --        (60,764)          (935)            --       (61,699)
    Payment of debt issuance costs ......................          (193)        (9,583)            --             --        (9,776)
    Dividends paid to parent ............................        20,000        (20,000)            --             --            --
    Net increase (decrease) in due to affiliates ........         3,788         12,190         (9,980)        (5,998)           --
                                                              ----------------------------------------------------------------------
Net cash provided by (used in) financing activities .....           633         10,085        (10,927)        (5,998)       (6,207)

Effect of exchange rate changes on cash and cash
  equivalents ...........................................            --             --          2,851             --         2,851
                                                              ----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents ....            --          1,982         (2,936)            --          (954)

Cash and cash equivalents at beginning of period ........             4         34,194         37,611             --        71,809
                                                              ----------------------------------------------------------------------
Cash and cash equivalents at end of period ..............     $       4      $  36,176      $  34,675      $      --     $  70,855
                                                              ======================================================================

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has covenants not to compete, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the six months ended December 31, 2004 was $16,500. The amortization expense for the covenant not to compete will be as follows:

                        Year                Amount
                        ------------------------------
                                        (in thousands)
                        2005                 19.2

The following table reflects the components of intangible assets (in thousands):

                                                           June 30, 2004                         December 31, 2004
                                                ------------------------------------    -----------------------------------
                                                Gross Carrying           Accumulated    Gross Carrying          Accumulated
                                                    Amount              Amortization        Amount             Amortization
                                                --------------           -----------    --------------          -----------
Non-amortized intangible assets:
 Cost in excess of net assets acquired             $   169,115           $    20,016      $   177,966          $    20,802

Amortized intangible assets:
 Covenants not to compete                                2,452                 2,433            2,523                2,520

4. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive (loss) income for the periods stated (in thousands):

                                                        Three Months Ended                  Six Months Ended
                                                           December 31,                        December 31,
                                                   ----------------------------      ----------------------------
                                                       2003             2004             2003             2004
                                                   -----------      -----------      -----------      -----------
Net income (loss)                                  $   (24,973)     $     1,133      $   (27,574)     $     1,042

Foreign currency translation adjustment                  7,725           10,086            8,173           14,844

Fair value adjustments for cash flow hedges                 --              (30)              --             (320)
                                                   -----------      -----------      -----------      -----------

Total comprehensive (loss) income                  $   (17,248)     $    11,189      $   (19,401)     $    15,566
                                                   ===========      ===========      ===========      ===========

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LOSSES (GAINS) ON STORE CLOSINGS AND SALES AND OTHER RESTRUCTURING

During the fiscal year ended June 30, 2003, the Company closed 27 stores and consolidated and relocated certain non-operating functions to reduce costs and increase efficiencies. Costs incurred with that restructuring were comprised of severance and other retention benefits to employees who were involuntarily terminated and closure costs related to the locations the Company will no longer utilize. The restructuring was completed by June 30, 2003. All of the locations that were closed and for which the workforce was reduced are included in the United States geographic segment. The Company, as required, adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Disposal or Exit Activities, on January 1, 2003. During the first quarter of fiscal 2004, charges previously accrued for severance and other retention benefits were reclassed to store closure costs.

Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

                                           Severance and
                                               Other            Store Closure
                                        Retention Benefits           Costs             Total
                                        ------------------           -----             -----
      Balance at June 30, 2003              $       1.2          $       0.2        $       1.4

      Charge recorded in earnings                    --                   --                 --
      Reclassification                             (0.7)                (0.7)                --
      Amounts paid                                 (0.5)                (0.5)              (1.0)
      Non-cash charges                               --                   --                 --
                                            -----------          -----------        -----------
      Balance at June 30, 2004              $        --          $       0.4        $       0.4

      Charge recorded in earnings                    --                   --                 --
      Reclassification                               --                   --                 --
      Amounts paid                                   --                 (0.2)              (0.2)
      Non-cash charges                               --                   --                 --
                                            -----------          -----------        -----------
      Balance at December 31, 2004          $        --          $       0.2        $       0.2
                                            ===========          ===========        ===========

The Company also expenses costs related to the closure of stores in the normal course of its business. Costs directly expensed net of gains on sales of stores for the three months ended December 31, 2004 and 2003 were ($142,000) and $61,000, respectively and for the six months ended December 31, 2004 and 2003 were ($56,000) and $121,000, respectively. The sale of five stores in Oregon accounted for a gain of $245,000 for the three and six months ended December 31, 2004.

6. LOSS ON EXTINGUISHMENT OF DEBT

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of its outstanding senior notes and its outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to the Company to redeem an equal amount of the Company's senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving the Company's senior discount notes.

The loss incurred on the extinguishment of debt was as follows ($ in millions):

      Call Premium:
               Dollar Financial Group, Inc. 10.875% Senior Notes                   $   1.98
               Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes          0.73
      Write-off of previously capitalized deferred issuance costs, net                 6.14
                                                                                   --------

       Loss on extinguishment of debt                                              $   8.85
                                                                                   ========

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services)(in thousands):

As of and for the three months                                        United                       United
 ended December 31, 2003                                              States         Canada        Kingdom         Total
                                                                    -------------------------------------------------------
Identifiable assets                                                 $ 136,835      $  91,642      $  85,146      $ 313,623
Goodwill and other intangibles, net                                    56,522         40,268         52,273        149,063
Sales to unaffiliated customers:
   Check cashing                                                       11,446         10,168          7,805         29,419
   Consumer lending:
     Fees from consumer lending                                        18,548          7,919          4,574         31,041
     Provision for loan losses and adjustment to
        servicing revenue                                              (5,326)          (888)          (809)        (7,023)
                                                                    ------------------------------------------------------
   Consumer lending, net                                               13,222          7,031          3,765         24,018
   Money transfer fees                                                  1,105          1,455            688          3,248
   Other                                                                  897          2,561            619          4,077
                                                                    ------------------------------------------------------
Total sales to unaffiliated customers                                  26,670         21,215         12,877         60,762

Interest expense, net                                                   8,896            305          1,049         10,250
Depreciation and amortization                                           1,351            537            516          2,404
Losses on store closings and sales                                         60              1             --             61
(Loss) income before income taxes                                     (16,150)         6,147          3,522         (6,481)
Income tax provision                                                   14,592          2,586          1,314         18,492

                                                                      United                       United
For the six months ended December 31, 2003                            States         Canada        Kingdom         Total
                                                                    -------------------------------------------------------
Sales to unaffiliated customers:
   Check cashing                                                    $  22,809      $  19,812      $  14,920      $  57,541
   Consumer lending:
     Fees from consumer lending                                        36,720         14,681          8,806         60,207
     Provision for loan losses and adjustment to
        servicing revenue                                             (10,763)        (1,891)        (1,768)       (14,422)
                                                                    ------------------------------------------------------
   Consumer lending, net                                               25,957         12,790          7,038         45,785
   Money transfer fees                                                  2,215          2,865          1,249          6,329
   Other                                                                1,780          5,088          1,229          8,097
                                                                    ------------------------------------------------------
Total sales to unaffiliated customers                                  52,761         40,555         24,436        117,752

Interest expense, net                                                  16,295          1,088          2,051         19,434
Depreciation and amortization                                           2,701          1,093          1,016          4,810
Losses on store closings and sales                                        120              1             --            121
(Loss) income before income taxes                                     (22,735)        11,876          5,621         (5,238)
Income tax provision                                                   14,472          5,413          2,451         22,336

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months                                     United                          United
 ended December 31, 2004                                           States          Canada          Kingdom          Total
                                                                 ----------------------------------------------------------
Identifiable assets                                              $  137,490      $  108,784      $  109,914      $  356,188
Goodwill and other intangibles, net                                  56,498          43,234          57,435         157,167
Sales to unaffiliated customers:
   Check cashing                                                     11,045          11,745           9,943          32,733
   Consumer lending:
     Fees from consumer lending                                      20,676          12,520           6,323          39,519
     Provision for loan losses and adjustment to
        servicing revenue                                            (5,551)         (1,953)         (1,268)         (8,772)
                                                                 ----------------------------------------------------------
   Consumer lending, net                                             15,125          10,567           5,055          30,747
   Money transfer fees                                                1,018           1,736             931           3,685
   Other                                                                903           3,536             782           5,221
                                                                 ----------------------------------------------------------
Total sales to unaffiliated customers                                28,091          27,584          16,711          72,386

Interest expense, net                                                 8,788             268             746           9,802
Depreciation and amortization                                         1,566             800             603           2,969
(Gain) losses on store closings and sales                              (261)            119              --            (142)
(Loss) income before income taxes                                    (9,101)         10,775           4,713           6,387
Income tax provision                                                     53           3,848           1,353           5,254

                                                                   United                          United
For the six months ended December 31, 2004                         States          Canada          Kingdom          Total
                                                                 ----------------------------------------------------------
Sales to unaffiliated customers:
   Check cashing                                                 $   21,765      $   22,145      $   19,185      $   63,095
   Consumer lending:
     Fees from consumer lending                                      40,369          24,017          12,359          76,745
     Provision for loan losses and adjustment to
        servicing revenue                                           (11,282)         (3,870)         (3,057)        (18,209)
                                                                 ----------------------------------------------------------
   Consumer lending, net                                             29,087          20,147           9,302          58,536
   Money transfer fees                                                2,075           3,357           1,761           7,193
   Other                                                              1,533           6,656           1,530           9,719
                                                                 ----------------------------------------------------------
Total sales to unaffiliated customers                                54,460          52,305          31,778         138,543

Interest expense, net                                                17,395             592           1,484          19,471
Depreciation and amortization                                         3,094           1,490           1,071           5,655

(Gain) losses on store closings and sales                              (175)            119              --             (56)
(Loss) income before income taxes                                   (17,491)         19,238           7,903           9,650
Income tax (benefit) provision                                         (829)          7,089           2,348           8,608

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2004, the Company held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP) 4.2 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of fiscal year 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and six months ended December 31, 2004. As of December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $320,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2004 was $48,000 and is included in other assets on the balance sheet.

Although the Company's revolving credit facility and overdraft credit facilities carry variable rates of interest, most of the Company's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

The Company is a defendant in four putative class-action lawsuits, all of which were commenced by the same plaintiffs' law firm, alleging violations of California's wage-and-hour laws. The named plaintiffs in these suits, which are pending in the Superior Court of the State of California, are the Company's former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and regional (Castillo) managers as "exempt" from a state law requiring the payment of overtime compensation,

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. CONTINGENT LIABILITIES (continued)

that the Company failed to provide employees with meal and rest breaks required under a new state law (Chin) and that the Company computed bonuses payable to the Company's store managers using an impermissible profit-sharing formula (Williams). In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each individual putative class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by 92% of the members of the putative class. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods' counsel is presently disputing through arbitration the validity of the settlements accepted by the individual putative class members. The Company believes it has meritorious defenses to the challenge and to the claims of the non-settling putative Woods class members and plans to defend them vigorously. The Company believes it has adequately provided for the costs associated with this matter. The Company is vigorously defending the Castillo, Chin and Williams lawsuits and believes it has meritorious defenses to the claims asserted in those matters.

In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

The Company does not believe that the outcome of any of the matters referred to in the preceding paragraphs will materially affect its financial condition, results of operations or cash flows in future periods.

10. DEFERRED OFFERING COSTS

Through December 31, 2004, the Company incurred approximately $1.8 million of costs in connection with the initial public offering of its common stock. These costs are included in other assets on the Company's balance sheet. In January, 2005 the Company completed the initial public offering of its common stock and, as a result, the contribution to shareholders' equity will be reduced by these costs in the third quarter (See Note 11).

11. SUBSEQUENT EVENTS

On January 4, 2005, we completed an acquisition of 17 competitor stores in the United Kingdom for an aggregate of approximately $2.7 million.

Effective January 27, 2005, the Company executed an Amended and Restated Certificate of Incorporation, which increased the authorized common stock to 55,500,000 shares and also authorized 10,000,000 shares of par value $0.001 preferred stock. The Company also took the following actions:

     o Converted the par value of its common stock from $1 per common share to $0.001 per common share;

     o    Declared a 555-to-1 stock split of the common stock;

     o Authorized the adoption of the 2005 Stock Incentive Plan to selected employees, directors and consultants which provides for issuance of up to 1,718,695 shares of common stock or options to purchase shares of common stock;

     o    Authorized the redemption of its 16.0% Senior Notes;

     o    Authorized the redemption of its 13.95% Senior Subordinated Notes; and

     o Authorized $2.5 million to pay a fee to terminate a management services agreement among the Company, OPCO and Leo nard Green & Partners, L.P.

All common stock and per share amounts have been restated to reflect the effect of the stock split.

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company has sold 7,378,125 shares of common stock and a selling stockholder has sold 121,875 shares of common stock. The underwriters have a 30-day option to purchase up to 1,125,000 additional shares of common stock from the selling stockholders to cover over-allotments, if any. The Company will not receive any proceeds from the sale of its shares by the selling stockholders. On February 2, 2005, the Company received $109.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds:

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS (continued)

Redeem in full the outstanding principal amount of 16.0% Senior Notes due 2012 at a redemption price of 110.0% of the current accretion amount:
     Principal .....................................................................................................     $     45.3
     Accrued interest ..............................................................................................            1.6
     Redemption premium ............................................................................................            4.7
                                                                                                                         ----------
Total cost of redemption of 16.0% Senior Notes due 2012 ............................................................           51.6
Redeem in full the outstanding principal amount of 13.95% Senior Subordinated Notes due 2012 at a redemption price of 100.0% of the current accretion amount:
     Principal .....................................................................................................           44.5
     Accrued interest ..............................................................................................            1.3
     Redemption premium ............................................................................................             --
                                                                                                                         ----------
Total cost of redemption of 13.95% Senior Subordinated Notes due 2012 ..............................................           45.8
Terminate a management services agreement among the Company, OPCO and Leonard Green &
     Partners, L.P. prior to the contractual date of termination ...................................................            2.5
Pay estimated fees and expenses with respect to the offering and the related transactions ..........................            3.0
Use the remaining proceeds for working capital and general corporate purposes ......................................            6.9
                                                                                                                         ----------
Total use of net proceeds ..........................................................................................     $    109.8
                                                                                                                         ==========

On January 31, 2005, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services, LLC (collectively, "American"). Assets acquired included, among others, real property leases, inventory, accounts and notes receivable and intellectual property. The initial purchase price was $9.9 million in cash. An additional $2.4 million is payable to the sellers in the event that American achieves specified targets in the year ending January 31, 2006. In determining the purchase price, the Company considered, among other factors, comparable transactions and valuations and the expected contribution to its earnings. The acquisition resulted in the addition of 24 company-owned stores located in the State of Louisiana to the Company's store network.

On February 2, 2005, the Company entered into a letter agreement with certain members of management of the Company, relating to certain loans made by the Company to certain members of management in an aggregate principal amount of approximately $6.9 million. Pursuant to the letter agreement, among other things, (i)the Company agreed to forgive an aggregate of approximately $2.5 million of accrued interest owed by certain members of management with respect to the loans, and (ii) certain members of management paid cash or exchanged shares of common stock of Corp. in full satisfaction of the outstanding principal amount of such loans.

                             DOLLAR FINANCIAL CORP.
                          SUPPLEMENTAL STATISTICAL DATA

                                                                                  December 31,
Company Operating Data:                                                       2003             2004
                                                                             -----            -----
Stores in operation:
   Company-owned ...................................................           628              656
   Franchised stores and check cashing merchants ...................           472              474
                                                                             -----            -----

Total ..............................................................         1,100            1,130
                                                                             =====            =====

----------------------------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended              Six Months Ended
                                                                                 December 31,                   December 31,
                                                                         -------------------------       -------------------------
Operating Data:                                                             2003            2004            2003            2004
                                                                         ---------       ---------       ---------       ---------
Face amount of checks cashed (in millions) .........................     $     804       $     883       $   1,574       $   1,699
Face amount of average check .......................................     $  372.07       $  417.84       $  369.68       $  404.97
Face amount of average check (excluding Canada and the United
   Kingdom) ........................................................     $  357.07       $  368.21       $  355.46       $  368.40
Average fee per check ..............................................     $   13.61       $   15.49       $   13.51       $   15.04
Number of checks cashed (in thousands) .............................         2,162           2,113           4,259           4,195

----------------------------------------------------------------------------------------------------------------------------------

                                                                              Three Months Ended              Six Months Ended
                                                                                  December 31,                   December 31,
                                                                         -------------------------       -------------------------
Collections Data:                                                           2003            2004            2003            2004
                                                                         ---------       ---------       ---------       ---------
Face amount of returned checks (in thousands) ......................     $   7,316       $   7,895       $  14,951       $  15,496
Collections (in thousands) .........................................        (5,325)         (5,481)        (10,821)        (10,856)
                                                                         ---------       ---------       ---------       ---------
Net write-offs (in thousands) ......................................     $   1,991       $   2,414       $   4,130       $   4,640
                                                                         =========       =========       =========       =========

Collections as a percentage of
   returned checks .................................................          72.8%           69.4%           72.4%           70.1%
Net write-offs as a percentage of
 check cashing revenues ............................................           6.8%            7.4%            7.2%            7.4%
Net write-offs as a percentage of the
   face amount of checks cashed ....................................          0.24%           0.27%           0.26%           0.27%

The following chart presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (in thousands):

                                                                       Three Months Ended                    Six Months Ended
                                                                           December 31,                         December 31,
                                                                   ---------------------------         ---------------------------
                                                                      2003             2004               2003             2004
                                                                   ---------------------------         ---------------------------
U.S. company funded consumer loan originations(1) ..........       $  15,928         $  18,507         $  30,196         $  37,069
Canadian company funded consumer loan originations(2) ......          80,364           118,027           155,938           225,168
U.K. company funded consumer loan originations(2) ..........          26,584            42,780            53,023            85,478
                                                                   ---------------------------         ---------------------------
   Total company funded consumer loan originations .........       $ 122,876         $ 179,314         $ 239,157         $ 347,715
                                                                   ===========================         ===========================

Servicing revenues, net ....................................       $  11,905         $  13,868         $  23,318         $  26,018
U.S. company funded consumer loan revenues .................           2,316             2,708             4,472             5,484
Canadian company funded consumer loan revenues .............           7,920            12,522            14,682            24,019
U.K. company funded consumer loan revenues .................           4,574             6,323             8,806            12,359
Provision for loan losses on company funded loans ..........          (2,697)           (4,674)           (5,493)           (9,344)
                                                                   ---------------------------         ---------------------------
   Total consumer lending revenues, net ....................       $  24,018         $  30,747         $  45,785         $  58,536
                                                                   ===========================         ===========================

Gross charge-offs of company funded consumer loans .........       $  11,005         $  16,476         $  22,190         $  32,554
Recoveries of company funded consumer loans ................          (8,392)          (11,912)          (16,706)          (23,380)
                                                                   ---------------------------         ---------------------------
Net charge-offs on company funded consumer loans ...........       $   2,613         $   4,564         $   5,484         $   9,174
                                                                   ===========================         ===========================

Gross charge-offs of company funded consumer loans
   as a percentage of total company funded consumer
   loan originations .......................................             9.0%              9.2%              9.3%              9.4%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer
   loan originations .......................................             6.9%              6.7%              7.1%              6.8%
Net charge-offs on company funded consumer loans
   as a percentage of total company funded consumer
   loan originations .......................................             2.1%              2.5%              2.2%              2.6%

(1) Our company operated stores and document transmitter locations in the United States originate company funded and bank funded short-term consumer loans.

(2) All consumer loans originated in Canada and the United Kingdom are company funded.

Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans.

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                          ------------------------
                                                                                            2003            2004
                                                                                          ------------------------
U.S. stores originating company funded loans ................................                  43               38
U.S. stores originating bank funded loans ...................................                 275              277
                                                                                          ------------------------
Total U.S. stores originating short-term consumer loans .....................                 318              315
                                                                                          ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three month and six month periods ended December 31, 2004 and 2003. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Corp. and it's wholly owned subsidiaries, except as the context otherwise requires. References to "OPCO" are to our wholly owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in OPCO's quarterly report on Form 10-Q (File No. 333-18221) for the period ended December 31, 2004.

Overview

Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted form the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans.

We operate in a sector of the financial services industry that serves the basic need of lower-and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.

Our expenses primarily relate to the operations of our store network, including salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores.

In each foreign country in which we operate, local currency is used for both revenues and expenses. Therefore, we record the impact of foreign currency exchange rate fluctuations related to our foreign net income.

In our discussion of our financial condition and results of operations, we refer to stores, franchises and document transmitters that were open for the entire fiscal period and the comparable prior fiscal period as comparable stores, franchises and document transmitters.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer and bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments from our franchisees are recognized as earned.

For short term consumer loans that we make directly, which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in "Company Funded Consumer Loan Loss Reserves Policy."

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

Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.9 million at December 31, 2004 and $1.4 million at June 30, 2004.

If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks did not change significantly during the periods ended December 31, 2004 and December 31, 2003, and during these periods the loss rates on loans declined. We serviced $223 million loans for County Bank and First Bank during the first six months of fiscal 2005 and $204 million during the first six months of fiscal 2004. At December 31, 2004 and 2003 the amount of outstanding loans were $18.0 million and $16.2 million, respectively, for County Bank and First Bank.

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

Deferred Offering Cost

Through December 31, 2004, we incurred approximately $1.8 million of costs in connection with the public offering of our common stock. These costs are included in other assets on our balance sheet. In January 2005, we completed the public offering of our common stock and, as a result, the contribution to shareholders' equity will be reduced by these costs in the third quarter.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance.

Results of Operations

Revenue Analysis

                                                Three Months Ended December 31,                Six Months Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                      (Percentage of                              (Percentage of
                                            ($ in thousands)          total revenue)        ($ in thousands)       total revenue)
                                          --------------------      -----------------     --------------------    ---------------
                                            2003        2004         2003       2004        2003        2004       2003     2004
                                          --------    --------      -----       -----     --------    --------    -----     -----
Check cashing ........................    $ 29,419    $ 32,733       48.4%       45.2%    $ 57,541    $ 63,095     48.9%     45.5%
Consumer lending revenues, net .......      24,018      30,747       39.5        42.5       45,785      58,536     38.9      42.3
Money transfer fees ..................       3,248       3,685        5.4         5.1        6,329       7,193      5.3       5.2
Other revenue ........................       4,077       5,221        6.7         7.2        8,097       9,719      6.9       7.0
                                          --------    --------      -----       -----     --------    --------    -----     -----
Total revenue ........................    $ 60,762    $ 72,386      100.0%      100.0%    $117,752    $138,543    100.0%    100.0%
                                          ========    ========      =====       =====     ========    ========    =====     =====

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Total revenues were $72.4 million for the three months ended December 31, 2004 compared to $60.8 million for the three months ended December 31, 2003, an increase of $11.6 million or 19.1%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $10.8 million or 17.8%. New store openings and acquisitions accounted for an increase of $1.4 million, which was partially offset by a decrease of $523,000 in revenues from closed stores.

A stronger British pound and Canadian dollar positively impacted revenue by $2.9 million for the quarter. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $2.6 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $4.7 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $2.4 million, or 3.4% of total revenues for the three months ended December 31, 2004 compared to $1.9 million, or 3.2% of total revenues for the three months ended December 31, 2003.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Total revenues were $138.5 million for the six months ended December 31, 2004 compared to $117.8 million for the six months ended December 31, 2003, an increase of $20.7 million or 17.6%. Comparable store, franchised store and document transmitter sales for the entire period increased $19.5 million or 16.6%. New store openings accounted for an increase of $2.4 million while closed stores accounted for a decrease of $1.1 million.

Favorable foreign currency rates attributed to $5.4 million of the increase for the six months. In addition to the currency benefit, revenues in the United Kingdom for the six months ended December 31, 2004 increased by $4.6 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the six months ended December 31, 2004 increased $9.1 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $4.5 million, or 3.2% of total revenues for the six months ended December 31, 2004 compared to $3.6 million, or 3.1% of total revenues for the six months ended December 31, 2003.

Store and Regional Expense Analysis

                                                    Three Months Ended December 31,           Six Months Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                      (Percentage of                            (Percentage of
                                                 ($ in thousands)     total revenue)       ($ in thousands)      total revenue)
                                                -----------------   ------------------    -----------------   ------------------
                                                  2003      2004      2003       2004       2003      2004      2003       2004
                                                -------   -------   -------    -------    -------   -------   -------    -------
Salaries and benefits .......................   $18,707   $21,217      30.8%      29.3%   $37,484   $41,054      31.8%      29.6%
Occupancy ...................................     4,885     5,603       8.0        7.7      9,749    10,994       8.3        7.9
Depreciation ................................     1,490     1,810       2.5        2.5      2,938     3,553       2.5        2.6
Returned checks .............................     2,347     2,736       3.9        3.8      4,885     5,217       4.2        3.8
Telephone and communications ................     1,431     1,434       2.4        2.0      2,993     2,868       2.5        2.1
Advertising .................................     1,924     2,272       3.1        3.1      3,542     5,095       3.0        3.7
Bank charges ................................       787       977       1.3        1.4      1,890     1,912       1.6        1.3
Armored car services ........................       751       889       1.2        1.2      1,480     1,714       1.3        1.2
Other .......................................     7,428     6,887      12.2        9.5     12,843    13,793      10.9       10.0
                                                -------   -------   -------    -------    -------   -------   -------    -------
Total store and regional expenses ...........   $39,750   $43,825      65.4%      60.5%   $77,804   $86,200      66.1%      62.2%
                                                =======   =======   =======    =======    =======   =======   =======    =======

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Store and regional expenses were $43.8 million for the three months ended December 31, 2004 compared to $39.8 million for the three months ended December 31, 2003, an increase of $4.0 million or 10.3%. The impact of foreign currencies accounted for $1.6 million of the increase. New store openings accounted for an increase of $1.2 million while closed stores accounted for a decrease of $308,000. Comparable retail store and franchised store expenses for the entire period increased $3.5 million. For the three months ended December 31, 2004 total store and regional expenses decreased to 60.5% of total revenue compared to 65.4% of total revenue for the three months ended December 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $624,000 in Canada, $1.1 million in the United Kingdom and $826,000 in the U.S. The increase in Canada was primarily due to increases in salaries and in occupancy expenses all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase was also primarily related to increases in salaries and occupancy costs commensurate with the growth in that country. In the U.S., higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Store and regional expenses were $86.2 million for the six months ended December 31, 2004 compared to $77.8 million for the six months ended December 31, 2003, an increase of $8.4 million or 10.8%. The impact of foreign currencies accounted for $2.9 million of the increase. New store openings accounted for an increase of $2.0 million while closed stores accounted for a decrease of $308,000. Comparable retail store and franchised store expenses for the entire period increased $9.0 million. For the six months ended December 31, 2004 total store and regional expenses decreased to 62.2% of total revenue compared to 66.1% of total revenue for the six months ended December 31, 2003. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $2.3 million in Canada, $2.0 million in the United Kingdom and $1.1 million in the U.S. The increase in Canada was primarily due to increases of $1.1 million in salaries, $474,000 in occupancy expenses, $411,000 in advertising costs and $293,000 in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase is primarily related to increases of $624,000 in salaries, $353,000 in occupancy costs, $568,000 in advertising and $493,000 in other various operating expenses commensurate with the growth in that country. In the U.S., higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.

Other Expense Analysis

                                                  Three Months Ended December 31,                 Six Months Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    (Percentage of                                  (Percentage of
                                              ($ in thousands)       total revenue)          ($ in thousands)       total revenue)
                                             ------------------    -------------------      ------------------    -----------------
                                              2003        2004       2003        2004         2003       2004       2003      2004
                                             -------    -------    -------     -------      -------    -------    -------   -------
Corporate expenses ......................    $ 7,126    $11,104       11.7%       15.3%     $14,367    $20,648       12.2%     14.9%
Management fee ..........................        287        251        0.5         0.3          537        528        0.5       0.4
Losses (gain) on store closings and sales         61       (142)       0.1        (0.2)         121        (56)       0.1        --
Other depreciation and amortization .....        914      1,159        1.5         1.6        1,872      2,102        1.6       1.5
Interest expense ........................     10,250      9,802       16.9        13.5       19,434     19,471       16.5      14.1
Loss on extinguishment of debt ..........      8,855         --       14.6          --        8,855         --        7.5        --
Income tax provision ....................     18,492      5,254       30.4         7.3       22,336      8,608       19.0       6.2

Comparison of the Three Months Ended December 31, 2004 to December 31, 2003

Corporate Expenses

Corporate expenses were $11.1 million for the three months ended December 31, 2004 compared to $7.1 million for the three months ended December 31, 2003. For the three months ended December 31, 2004, corporate expenses increased to 15.3% of total revenues compared to 11.7% of total revenues for the three months ended December 31, 2003. The increase is primarily attributable to salaries, benefits, and incentives attributable to growth of the Company's foreign operations as well as the addition of "bench" strength positions to support the continuing expansion of our store base and breadth of products and services. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by the Company's U.K. subsidiary resulted in a net benefit to the fiscal 2004 second quarter of $650,000. Also, the Company expensed $600,000 in the current quarter related to the termination of a deferred compensation plan.

Management Fees

Management fees were $251,000 for the three months ended December 31, 2004, compared to $287,000 for the three months ended December 31, 2003. In conjunction with our initial public offering on January 28, 2005, we authorized $2.5 million to pay a fee to terminate a management servicer agreement among the Company, OPCO and Leonard Green & Partners L.P.

Losses (Gain) on Store Closings and Sales

Losses (gain) on store closings and sales was a gain of $142,000 for the three months ended December 31, 2004 compared to a loss of $61,000 for the three months ended December 31, 2003. The sale of five Oregon stores accounted for a gain of $245,000 for the three months ended December 31, 2004.

Loss on Extinguishment of Debt

On November 13, 2003, OPCO issued $220 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding senior notes and its outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

      Call Premium:
               Dollar Financial Group, Inc. 10.875% Senior Notes                 $  1.98
               Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes       0.73
      Write-off of previously capitalized deferred issuance costs, net              6.14
                                                                                 -------

      Loss on extinguishment of debt                                             $  8.85
                                                                                 =======

Interest Expense

Interest expense was $9.8 million for the three months ended December 31, 2004 compared to $10.3 million for the three months ended December 31, 2003, a decrease of $500,000 or 4.4%. The decrease in interest was due to declines of $253,000 in interest on our revolving credit facility, $300,000 in interest on our collateralized borrowing that was in place in fiscal 2004 and $990,000 of interest paid in the three months ended December 31, 2004 on OPCO's old 10.875% senior notes for the 30 day period subsequent to its issuance on November 13, 2003 of $220 million principal amount of new 9.75% senior notes. OPCO elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003. Offsetting these aforementioned decreases was a $1.5 million increase in interest on the incremental long-term debt outstanding after the refinancing which is offset, in part, by a decline of approximately $200,000 due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing.

Income Tax Provision

The provision for income taxes was $5.3 million for the three months ended December 31, 2004 compared to a provision of $18.5 million for the three months ended December 31, 2003. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 82.2% for the three months ended December 31, 2004 and (285.3)% for the three months ended December 31, 2003. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $31.2 million at December 31, 2004 of which $3.8 million was provided for in the three months ended December 31, 2004. Following our refinancing in November 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $431,000 for the three months ended December 31, 2003.

Comparison of the Six Months Ended December 31, 2004 to December 31, 2003

Corporate Expenses

Corporate expenses were $20.6 million for the six months ended December 31, 2004 compared to $14.4 million for the six months ended December 31, 2003, an increase of $6.2 million or 43.7%. The increase is primarily attributable to salaries, benefits, and incentives attributable to growth of the Company's foreign operations as well as the addition of "bench" strength positions to support the continuing expansion of our store base and breadth of products and services. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by the Company's U.K. subsidiary resulted in a net benefit to the fiscal 2004 second quarter of $650,000. Also, the Company expensed $600,000 in the current quarter related to the termination of a deferred compensation plan.

Management Fees

Management fees were $528,000 for the six months ended December 31, 2004, compared to $537,000 for the six months ended December 31, 2003.

Losses (Gain) on Store Closings and Sales

Losses (gain) on store closings and sales was a gain of $56,000 for the six months ended December 31, 2004 compared to a loss of $121,000 for the three months ended December 31, 2003. The sale of 5 Oregon stores accounted for a gain of $245,000 for the six months ended December 31, 2004.

Loss on Extinguishment of Debt

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding senior notes and its outstanding senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

      Call Premium:
               Dollar Financial Group, Inc. 10.875% Senior Notes                 $  1.98
               Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes       0.73
      Write-off of previously capitalized deferred issuance costs, net              6.14
                                                                                 -------

      Loss on extinguishment of debt                                             $  8.85
                                                                                 =======

Interest Expense

Interest expense was $19.5 million for the six months ended December 31, 2004 compared to $19.4 million for the six months ended December 31, 2003, an increase of $100,000 or 0.2%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for $4.2 million offset, in part, by a decline of approximately $500,000 due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing. Offsetting the aforementioned net increase were declines of $784,000 in interest on our revolving credit facility, $600,000 in interest on our collateralized borrowing that was in place in fiscal 2004 and $1.2 million due to the May 2004 redemption of approximately $9.1 million aggregate principal amount of our 16% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012. In addition to these declines, $990,000 of interest paid in the three months ended December 31, 2004 on OPCO's old 10.875% senior notes for the 30 day period subsequent to OPCO's issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. OPCO elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. The decline in our revolving credit facility is a result of using a portion of the proceeds from the issuance of the new notes to pay down the entire outstanding revolving credit balance on November 13, 2003.

Income Taxes

The provision for income taxes was $8.6 million for the six months ended December 31, 2004 compared to a provision of $22.3 million for the three months ended December 31, 2003. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 89.2% for the six months ended December 31, 2004 and (426.4)% for the six months ended December 31, 2003. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all U.S. deferred tax assets recorded were reduced by a valuation allowance of $31.2 million at December 31, 2004 of which $6.8 million was provided for in the six months ended December 31, 2004. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $1.9 million for the six months ended December 31, 2003.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2004, cash and cash equivalents increased $18.8 million. Net cash provided by operations was $9.8 million. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

Liquidity and Capital Resources

On November 13,  2003,  OPCO issued  $220.0  million  principal  amount of 9.75%
senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under its prior credit facility, redeem the entire $109.2 million principal amount of its 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of its 10.875% senior subordinated notes due 2006, distribute to us $20.0 million to redeem an equal amount of our 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, OPCO consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

On January 28, 2005, we announced the pricing of the initial public offering of 7,500,000 shares of our common stock at $16.00 per share. We sold 7,378,125 shares of common stock and a selling stockholder sold 121,875 shares of common stock. The underwriters have a 30-day option to purchase up to 1,125,000 additional shares of common stock from the selling stockholders to cover over-allotments, if any. We will not receive any proceeds from the sale of shares by the selling stockholders. On February 2, 2005, we received $109.8 million in net proceeds in connection with the offering. The following table summarizes the use of funds:

Redeem in full the outstanding principal amount of 16.0% Senior Notes due 2012 at a redemption price of 110.0% of the current accretion amount:
     Principal .....................................................................................    $  45.3
     Accrued interest ..............................................................................        1.6
     Redemption premium ............................................................................        4.7
                                                                                                        -------
Total cost of redemption of 16.0% Senior Notes due 2012 ............................................       51.6
Redeem in full the outstanding principal amount of 13.95% Senior Subordinated Notes due 2012 at a redemption price of 100.0% of the current accretion amount:
     Principal .....................................................................................       44.5
     Accrued interest ..............................................................................        1.3
     Redemption premium ............................................................................         --
                                                                                                        -------
Total cost of redemption of 13.95% Senior Subordinated Notes due 2012 ..............................       45.8
Terminate a management services agreement among Dollar Financial Corp., Dollar Financial Group, Inc.
     and Leonard Green & Partners, L.P. prior to the contractual date of termination ...............        2.5
Pay estimated fees and expenses with respect to the offering and the related transactions ..........        3.0
Use the remaining proceeds for working capital and general corporate purposes ......................        6.9
                                                                                                        -------
Total use of net proceeds ..........................................................................    $ 109.8
                                                                                                        =======

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance acquisitions and new store expansion, and finance the expansion of our products and services.

Net cash provided by operating activities was $9.8 million for the six months ended December 31, 2004 compared to cash provided of $5.5 million for the six months ended December 31, 2003. The increase in net cash provided by operations was primarily the result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank.

Net cash used in investing activities for the six months ended December 31, 2004 was $6.2 million compared to a usage of $3.1 million for the six months ended December 31, 2003. For the six months ended December 31, 2004 we made capital expenditures of $5.6 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $13.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening 50 to 55 new stores.

Net cash provided by financing activities for the six months ended December 31, 2004 was $10.8 million compared to a usage of $6.2 million for the six months ended December 31, 2003. The cash provided in the six months ended December 31, 2004 was a result of an increase in the borrowings under our bank facilities. The use of cash in the six months ended December 31, 2003 was a result of a decrease in the borrowings under our bank facilities offset somewhat by net cash from the refinancing activities discussed above.

At December 31, 2004 we had $1.1 million in excess of our short-term borrowing needs.

Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid in full all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of OPCO's 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the new facility, the commitment under the new facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under the new facility, up to $20.0 million may be used in connection with letters of credit. OPCO's borrowing capacity under the new facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.3 million issued by Wells Fargo Bank, which guarantee the performance of certain of its contractual obligations. At December 31, 2004, the borrowing capacity was $38.8 million and there was $11.0 million outstanding under the facility.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on December 31, 2004. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of December 31, 2004, long term debt consisted of $241.1 million principal amount of OPCO's 9.75% senior notes due November 15, 2011, $45.6 million principal amount of our 16.0% senior notes due May 15, 2012 and $44.7 million principal amount of our 13.95% senior subordinated notes due May 15, 2012 and $55,000 of other long term debt.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2004, excluding periodic interest payments, include the following:

                                                                            Payments Due by Period (in thousands)
                                                        ----------------------------------------------------------------------------
                                                                        Less than           1 - 3            4 - 5          After 5
                                                         Total            1 Year            Years            Years           Years
                                                        --------        ---------         --------         --------         --------
Long-term debt:
     9.75% Senior Notes due 2011(1) ...........         $241,096         $     --         $     --         $     --         $241,096
     16.0% Senior Notes due 2012 ..............           45,554               --               --               --           45,554
     13.95% Senior Subordinated Notes
       due 2012 ...............................           44,661               --               --               --           44,661
Operating leases ..............................           67,511           17,362           25,941           14,883            9,325
Other .........................................               55               55               --               --               --
                                                        --------         --------         --------         --------         --------

Total contractual cash obligations ............         $398,877         $ 17,417         $ 25,941         $ 14,883         $340,636
                                                        ========         ========         ========         ========         ========

--------------------------------------------------------------------------------
(1)   $1,096 is the unamortized premium on the 9.75% Senior Notes due 2011.

We are a leveraged company, and borrowings under the credit facilities will increase our debt service requirements. We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to meet our debt service requirements or to make anticipated capital expenditures. We may need to refinance all or a portion of our indebtedness on or prior to maturity, under certain circumstances, and we cannot assure you that we will be able to effect such refinancing on commercially reasonable terms or at all.

Balance Sheet Variations

December 31, 2004 compared to June 30, 2004

Cash and cash equivalents increased to $88.1 million at December 31, 2004 from $69.3 million at June 30, 2004. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Loans receivable increased to $39.3 million at December 31, 2004 from $32.9 million at June 30, 2004 due primarily to increases in installment loans of $4.4 million and pawn of $1.0 million.

Income taxes receivable decreased to $5.6 million at December 31, 2004 from $6.1 million at June 30, 2004 related primarily to the timing of receipts.

Goodwill and other intangibles increased $8.1 million from $149.1 million at June 30, 2004 to $157.2 million at December 31, 2004 due to foreign currency translation adjustments of $7.4 million and an acquisition of $700,000.

Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $5.3 million at December 31, 2004 due primarily to the timing of payments.

Accrued expenses increased to $22.3 million at December 31, 2004 from $17.9 million at June 30, 2004 due primarily to the timing of accrued payroll, increased accrued professional fees, accrued management fees and other operating expense accruals.

Revolving credit facilities and long-term debt increased $17.4 million from $325.0 million at June 30, 2004 to $342.4 million at December 31, 2004. The increase is due to an $11.0 million draw down on the U.S. bank facility and the election to capitalize $6.5 million of interest on our 16% senior notes due 2012 and our 13.95% senior subordinated notes due 2012.

Total shareholders' deficit decreased $15.6 million to $35.3 million from $50.9 million due to foreign translation adjustments and our net income for the six months ended December 31, 2004.

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

Sarbanes-Oxley Act of 2002: Section 404 Compliance

We are evaluating our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expense. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any needed remediation actions or the impact of the same on our operations because there is no precedent available by which to measure compliance adequacy.

If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common shares.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised) "Share-Based Payment," which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 (Accounting for Stock Issued to Employees) and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required and may have a material impact on our statement of operations.

Recent Tax Developments

We are currently assessing the implications of the recently passed American Jobs Creation Act of 2004 recently signed into law as we have significant foreign earnings.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report includes forward-looking statements regarding, among other things, our plans, earnings estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words "believe," "expect," "anticipate," "should," "plan," "will," "may," "intend," "estimate," "potential," "continue" and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including the risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Foreign Exchange Rates

     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2004, we held put options with an aggregate notional value of $(CAN) 24.0 million and (pound)(GBP)
4.2 million to protect the currency exposure in Canada and the United Kingdom throughout the remainder of fiscal year 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2004 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and six months ended December 31, 2004. As of December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $320,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2004 was $48,000 and is included in other assets on the balance sheet.

     Canadian operations accounted for approximately 199.4% of consolidated pre-tax earnings for the six months ended December 31, 2004, and 226.7% of consolidated pre-tax earnings for the six months ended December 31, 2003. U.K. operations accounted for approximately 81.9% of consolidated pre-tax earnings for the six months ended December 31, 2004 and approximately 107.3% of consolidated pre-tax earnings for the six months ended December 31, 2003. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $28.7 million. These gains and losses are included in corporate expenses.

     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.7 million for the six months ended December 31, 2004 and $1.8 million for the six months ended December 31, 2003. This impact represents nearly 28.1% of our consolidated pre-tax earnings for the six months ended December 31, 2004 and 33.4% of our consolidated pre-tax earnings for the six months ended December 31, 2003.

Item 4. Controls and procedures

      Evaluation of Disclosure Control and Procedures

     As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer, president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer, president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     On January 27, 2005, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-113570) relating to the initial public offering of an aggregate of 7,500,000 shares of our common stock, par value $0.0001 per share. Piper Jaffray & Co. and Jefferies & Company, Inc. acted as joint bookrunning managers of the offering and as representatives of the following underwriters: Ferris, Baker Watts,Incorporated, Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Roth Capital Partners, LLC and ABN AMRO Rothschild LLC.

     The offering commenced February 2, 2005 at an initial public offering price of $16.00 per share. Pursuant to the offering, we sold 7,378,125 shares to the public for an aggregate offering price of $118,050,000 and the selling stockholder sold 121,875 shares to the public for an aggregate offering price of $1,813,500.

     The following table summarizes the expenses incurred by us and by the selling stockholder in connection with the offering as of February 2, 2005, none of which were paid to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates:

-----------------------------------------------------------------------------------------------------------------
                                Underwriting         Expenses Paid to
                               Discounts and            or for the
                                Commissions            Underwriters       Other Expenses           Total Expenses
-----------------------------------------------------------------------------------------------------------------
Dollar Financial Corp.           $8,263,500                   --            $3,000,000(1)          $11,263,500(1)
-----------------------------------------------------------------------------------------------------------------
Selling Stockholder                 136,500                   --                    --                 136,500
-----------------------------------------------------------------------------------------------------------------

(1)   Estimated expenses.

     The net proceeds of the offering to us, after deducting the total expenses disclosed in the foregoing table, were approximately $106.8 million. On February 2, 2005, we paid an aggregate of $51.6 million to redeem in full the outstanding principal amount of our 16.0% senior notes due 2012 at a redemption price of 110.0% of the current accretion amount plus accrued interest thereon, and we paid an aggregate of $45.8 million to redeem in full the outstanding principal amount of our 13.95% senior subordinated notes due 2012 at a redemption price of 100.0% of the current accretion amount plus accrued interest thereon.

     On February 2, 2005, we also paid an aggregate of $3,719,444.45 to Leonard Green & Partners, L.P., representing accrued fees under a management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc., and us, and a fee to terminate the agreement prior to the contractual date of termination. Leonard Green & Partners, L.P. manages Green Equity Investors II, L.P., a limited partnership that owns 7,223,290 shares, or approximately 35.6%, of our outstanding common stock. Jonathan Seiffer, one of our directors, is a partner of Leonard Green & Partners, L.P. Jonathan Sokoloff, another of our directors, is an executive officer of Leonard Green & Partners, L.P. and a partner of a private equity firm affiliated with Leonard Green & Partners, L.P.

     We have not made any specific plans with respect to the use of the remaining net proceeds of the offering. We will use the remaining net proceeds from the offering for working capital and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

     On January 24, 2005, holders of a majority of the then-outstanding shares of our common stock executed a written consent to approve our amended and restated certificate of incorporation and our 2005 stock incentive plan effective upon pricing of the initial public offering of our common stock.

     Our amended and restated certificate of incorporation,  among other things,
(a) increases the total number of shares which we are authorized to issue to 65,500,000 shares, of which 55,500,000 shares are common stock, par value $0.001 per share and 10,000,000 shares are preferred stock, (b) provides that our board of directors is authorized to provide for the issuance of shares of preferred stock in one or more series and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, (c) provides for the creation of a classified board consisting of three classes, such classes to serve initial terms of one, two and three years, respectively, followed by three year terms thereafter, (d) provides for the subdivision and split of each then-issued and outstanding share of our common stock into 555 shares of common stock, (e) eliminates the ability of our stockholders to consent in writing to the taking of any action, and (f) eliminates cumulative voting for the election of the our board of directors.

     Our 2005 stock incentive plan provides, among other things, for the grant and issuance of up to 1,718,695 shares of our common stock to selected employees, directors, and consultants.

     Our amended and restated certificate of incorporation and 2005 stock incentive plan are attached as exhibits hereto and incorporated herein by this reference.

Item 6. Exhibits

(a)   Exhibits

      Exhibit No.                 Description of Document

      3.1(i) Amended and Restated Articles of Incorporation of Dollar Financial Corp.*

      3.1(ii)     Amended and Restated Bylaws of Dollar Financial Corp.*

      10.1        Dollar Financial Corp. 2005 Stock Incentive Plan*

      10.2        Form of Stock Option Agreement for 2005 Stock Incentive Plan

      10.3        Form of Stock Option Grant Notice for 2005 Stock Incentive
                  Plan

      31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

      31.2        Rule 13a-14(a)/15d-14(a) Certification of President

      31.3        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

      32.1        Section 1350 Certification of Chief Executive Officer

      32.2        Section 1350 Certification of President

      32.3        Section 1350 Certification of Chief Financial Officer

* Incorporated by reference to Dollar Financial Corp.'s Registration Statement on Form S-1 (File No. 333-113570), initially filed with the Securities and Exchange Commission on March 12, 2005, as subsequently amended.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOLLAR FINANCIAL CORP.


Date: February 11, 2005                By: /s/ RANDY UNDERWOOD
                                           -------------------------------------
                                             Name:  Randy Underwood
                                             Title: Executive Vice President and
                                                    Chief Financial Officer
                                                    (principal financial and
                                                     chief accounting officer)

* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.