Form 10-Q
period 2005-03-31
DOLLAR FINANCIAL CORP
filed 2005-05-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2005

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

As of April 30, 2005, 18,069,552 shares of the Registrants common stock, par value $0.001 per share, were outstanding.

                             DOLLAR FINANCIAL CORP.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                                  Page No.
                                                                                                     --------

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2004
         and March 31, 2005 (unaudited)..............................................................    3

         Interim Unaudited Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2004 and 2005........................................................    4

         Interim Unaudited Consolidated Statements of Shareholders' Equity as of June 30, 2004
         And March 31, 2005 (unaudited)..............................................................    5

         Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2004 and 2005...............................................................    6

         Notes to Interim Unaudited Consolidated Financial Statements................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................   27

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk...........................................................................   38

Item 4.  Controls and Procedures.....................................................................   40

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................   40

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds..................................   41

Item 4.  Submission of Matters to a Vote of Security Holders.........................................   42

Item 6.  Exhibits ...................................................................................   43

Signature ...........................................................................................   44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DOLLAR FINANCIAL CORP.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)


                                                                                        June 30,           March 31,
                                                                                    ---------------    ----------------
                                                                                          2004               2005
                                                                                    ---------------    ----------------
Assets                                                                                                    (unaudited)

Cash and cash equivalents.........................................................      $   69,270         $    80,793
Loans receivable
    Loans receivable..............................................................          32,902              38,513
    Less:  Allowance for loan losses..............................................          (2,315)             (3,078)
                                                                                    ---------------    ----------------
Loans receivable, net.............................................................          30,587              35,435
Other consumer lending receivables................................................           7,404               8,353
Other receivables.................................................................           4,056               6,492
Income taxes receivable...........................................................           6,125               4,871
Prepaid expenses..................................................................           4,380               6,921
Deferred tax asset, net of valuation allowance of $24,474 and $33,421.............               -                 174
Notes and interest receivable--officers...........................................           4,785                   -
Property and equipment, net of accumulated depreciation of $49,540 and $61,986....          27,965              31,472
Goodwill and other intangibles, net of accumulated amortization of $23,339
    and $23,545 ..................................................................         149,118             185,194
Debt issuance costs, net of accumulated amortization of $987 and $2,213...........          11,428              10,003
Other.............................................................................           4,219               2,422
                                                                                    ---------------    ----------------
                                                                                        $  319,337         $   372,130
                                                                                    ===============    ================

Liabilities and shareholders' (deficit) equity
Accounts payable..................................................................      $   15,863         $    20,866
Foreign income taxes payable......................................................           5,979               5,489
Accrued expenses and other liabilities............................................          17,854              21,804
Accrued interest payable..........................................................           5,525               9,532
Revolving credit facilities.......................................................               -              11,000
Long term debt:
    9.75% Senior Notes due 2011...................................................         241,176             241,056
    16.0% Senior Notes due 2012...................................................          42,070                   -
    13.95% Senior Subordinated Notes due 2012.....................................          41,652                   -
Other long term debt..............................................................             105                  16
Shareholders' (deficit) equity:
    Common stock, $.001 par value:  55,500,000 shares authorized;
    11,025,001 shares issued at June 30, 2004 and 18,403,126 shares
       issued at March 31, 2005, respectively.....................................              11                  18
    Additional paid-in capital....................................................          61,470             165,821
    Accumulated deficit...........................................................        (120,916)           (124,353)
    Accumulated other comprehensive income........................................          13,813              26,227
    Treasury stock at cost; 59,222 shares at June 30, 2004 and 333,574 shares
       at March 31, 2005..........................................................            (956)             (5,346)
     Management equity loan.......................................................          (4,309)                  -
                                                                                    ---------------    ----------------
Total shareholders' (deficit) equity..............................................         (50,887)             62,367
                                                                                    ---------------    ----------------
                                                                                        $  319,337         $   372,130
                                                                                    ===============    ================


        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share amounts)


                                                                     Three Months Ended                   Nine Months Ended
                                                                         March 31,                            March 31,
                                                              ---------------------------------    --------------------------------
                                                                   2004               2005              2004               2005
                                                              ---------------     -------------    ---------------    -------------

Revenues:
   Check cashing ...........................................  $      30,398       $     32,708     $       87,939     $     95,803
   Consumer lending:
      Fees from consumer lending............................         29,923             37,225             90,130          113,970
      Provision for loan losses and adjustment to servicing
         income.............................................         (3,477)            (4,308)           (17,899)         (22,517)
                                                              ---------------     -------------    ---------------    -------------
   Consumer lending, net....................................         26,446             32,917             72,231           91,453
   Money transfer fees......................................          3,245              3,722              9,574           10,915
   Other....................................................          5,268              7,102             13,365           16,821
                                                              ---------------     -------------    ---------------    -------------
Total revenues..............................................         65,357             76,449            183,109          214,992
                                                              ---------------     -------------    ---------------    -------------

Store and regional expenses:
   Salaries and benefits....................................         19,397             22,365             56,881           63,419
   Occupancy................................................          5,019              5,820             14,768           16,814
   Depreciation.............................................          1,533              1,773              4,471            5,326
   Returned checks, net and cash shortages..................          2,051              2,699              6,936            7,916
   Telephone and communications.............................          1,336              1,600              4,329            4,468
   Advertising..............................................          1,736              1,983              5,278            7,078
   Bank charges.............................................            888              1,022              2,778            2,934
   Armored carrier expenses.................................            786                935              2,266            2,649
   Other....................................................          5,502              6,990             18,345           20,783
                                                              ---------------     -------------    ---------------    -------------
Total store and regional expenses...........................         38,248             45,187            116,052          131,387
                                                              ---------------     -------------    ---------------    -------------
Store and regional margin...................................         27,109             31,262             67,057           83,605
                                                              ---------------     -------------    ---------------    -------------

Corporate and other expenses:
   Corporate expenses.......................................          8,360             10,838             22,727           31,486
   Management fee...........................................            249                108                786              636
   Other depreciation and amortization......................            800                806              2,672            2,908
   Interest expense, net....................................         10,151              7,766             29,585           27,237
   Loss on extinguishment of debt...........................              -              8,097              8,855            8,097
   Termination of management services agreement.............              -              2,500                  -            2,500
   Other....................................................            157                189                278              133
                                                              ---------------     -------------    ---------------    -------------
Income before income taxes..................................          7,392                958              2,154           10,608
taxes.......................................................
Income tax provision........................................          5,789              5,437             28,125           14,045
                                                              ---------------     -------------    ---------------    -------------
Net income (loss)...........................................  $       1,603       $     (4,479)     $     (25,971)    $     (3,437)
                                                              ===============     =============    ===============    =============

Net income (loss) per share:
    Basic..................................................   $       0.15        $     (0.28)     $       (2.37)     $     (0.27)
                                                              ===============     =============    ===============    =============

    Diluted................................................   $       0.14        $     (0.28)     $       (2.37)     $     (0.27)
                                                              ===============     =============    ===============    =============

Weighted average common shares outstanding:
    Basic..................................................      10,965,779         15,935,660         10,965,779       12,569,815
                                                              ===============     =============    ===============    =============

    Diluted................................................      11,367,575         15,935,660         10,965,779       12,569,815
                                                              ===============     =============    ===============    =============

        See notes to interim unaudited consolidated financial statements.

                             DOLLAR FINANCIAL CORP.

        INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                   Common Stock                                  Accumulated                               Total
                                    Outstanding      Additional                     Other                  Management  Shareholders'
                               --------------------    Paid-in   (Accumulated   Comprehensive   Treasury     Equity      (Deficit)
                                 Shares     Amount     Capital     Deficit)     (Loss) Income     Stock       Loan         Equity
                               -----------------------------------------------------------------------------------------------------

                               -----------------------------------------------------------------------------------------------------
Balance, June 30, 2003........  10,965,779  $   11   $  61,470   $  (92,883)    $      7,697    $   (956)  $  (4,309)  $    (28,970)
                               =====================================================================================================
Comprehensive income
  Foreign currency translation                                                         6,116                                  6,116
  Net loss.................                                         (28,033)                                                (28,033)
                                                                                                                           ---------
Total comprehensive loss......                                                                                              (21,917)
                               -----------------------------------------------------------------------------------------------------
Balance, June 30, 2004........  10,965,779      11      61,470     (120,916)          13,813        (956)     (4,309)       (50,887)
                               =====================================================================================================
Comprehensive income
  Foreign currency translation                                                        12,573                                 12,573
  Cash flow hedges............                                                          (159)                                  (159)
    Net loss .................                                       (3,437)                                                 (3,437)
                                                                                                                           ---------
Total comprehensive income....                                                                                                8,977
Initial public stock offering.   7,378,125       7     107,086                                                              107,093
Repayment of notes receivable
   from officers..............    (416,287)                                                       (6,661)      4,309         (2,352)
Accrued interest on notes
   receivable from officers...                          (2,464)                                                              (2,464)
We The People acquisition.....     141,935                (271)                                    2,271                      2,000
                               -----------------------------------------------------------------------------------------------------
Balance, March 31, 2005.......  18,069,552  $   18   $ 165,821   $ (124,353)    $     26,227    $ (5,346)  $       -   $     62,367
                               =====================================================================================================


                             DOLLAR FINANCIAL CORP.

             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                          2004                  2005
                                                                                      -------------          -----------
Cash flows from operating activities:
Net loss .......................................................................      $    (25,971)          $   (3,437)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Accretion of interest expense from 13.0% Senior Discount Notes..............             5,827                    -
    Depreciation and amortization...............................................             8,657                9,380
    Loss on extinguishment of debt..............................................             8,855                5,114
    Losses (gains) on store closings and sales..................................               278                  (54)
    Foreign currency (gain) loss on revaluation of subordinated
         borrowings.............................................................              (899)                 183
    Deferred tax provision (benefit)............................................            15,610                 (132)
    Change in assets and liabilities (net of effect of acquisitions):
         Increase in loans and other receivables................................            (5,172)              (5,312)
         (Increase) decrease in income taxes receivable.........................            (4,134)               1,254
         Increase in prepaid expenses and other.................................              (316)              (2,135)
         Increase in accounts payable, income taxes payable, accrued
           expense and other liabilities and accrued interest payable...........            14,437               13,281
                                                                                      -------------          -----------
Net cash provided by operating activities.......................................            17,172               18,142

Cash flows from investing activities:
    Acquisitions, net of cash acquired..........................................                 -              (25,358)
    Gross proceeds from sale of fixed assets....................................                41                   -
    Additions to property and equipment.........................................            (5,080)              (9,324)
                                                                                      -------------          -----------
Net cash used in investing activities...........................................            (5,039)             (34,682)

Cash flows from financing activities:
    Proceeds from initial public offering of common stock, net..................                -               109,786
    Redemption of 16.0% Senior Notes due 2012...................................                -               (50,416)
    Redemption of 13.95% Senior Subordinated Notes due 2012.....................                -               (44,661)
    Redemption of 10.875% Senior Subordinated Notes due 2006 ...................           (20,734)                   -
    Redemption of 13.0% Senior Discount Notes due 2006 .........................           (22,962)                   -
    Other debt borrowings (payments)............................................               109                  (93)
    Issuance of 9.75% Senior Notes due 2011.....................................           220,000                    -
    Redemption of 10.875% Senior Notes due 2006 ................................          (111,170)                   -
    Net (decrease) increase in revolving credit facilities......................           (61,699)              11,000
    Payment of costs for initial public offering of common stock................               (32)              (1,309)
    Payment of debt issuance costs..............................................           (10,445)                (167)
                                                                                      -------------          -----------
Net cash (used in) provided by financing activities.............................            (6,933)              24,140

Effect of exchange rate changes on cash and cash equivalents....................             2,892                3,923
                                                                                      -------------          -----------
Net increase in cash and cash equivalents.......................................             8,092               11,523

Cash and cash equivalents at beginning of period................................            71,809               69,270
                                                                                      -------------          -----------
Cash and cash equivalents at end of period......................................      $     79,901           $   80,793
                                                                                      =============          ===========



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

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company has sold 7,378,125 shares of common stock and a selling stockholder has sold 121,875 shares of common stock. The Company did not receive any proceeds from the sale of its shares by the selling stockholder.

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

                             DOLLAR FINANCIAL CORP.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operations

The Company was organized in 1990 under the laws of the State of Delaware. The activities of the Company consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities as of March 31, 2005. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,172 locations (of which 700 are company-operated) operating as Money Mart(R), The Money Shop, Loan Mart(R) and Insta-Cheques in 16 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company's retail financial services locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also, Money Mart Express(R) services and originates short-term consumer loans through 192 independent document transmitters in 11 states. In addition, the Company's newly acquired business, We The People USA, Inc. offers retail-based legal document preparation services through a network of 170 franchised locations in 32 states.

Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

                                                                          Three Months Ended                 Nine Months Ended
                                                                               March 31,                         March 31,
                                                                      ----------------------------     -----------------------------
                                                                         2004            2005              2004             2005
                                                                      ------------    ------------     -------------    ------------

Net income (loss)                                                     $     1,603     $    (4,479)     $    (25,971)    $    (3,437)

Reconciliation of denominator:

Weighted average number of common shares outstanding - basic               10,966          15,936            10,966          12,570

Effect of dilutive stock options (1)                                          402               -                 -               -
                                                                      ------------    ------------     -------------    ------------

Weighted average number of common shares outstanding - diluted             11,368          15,936            10,966          12,570


(1) The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the nine months ended March 31, 2004 and the three and nine months ended March 31, 2005, the effect of the dilutive options were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.

Stock Based Employee Compensation

At March 31, 2005, the Company offered stock option plans, under which shares of common stock may be awarded to employees or consultants of OPCO. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the grant date, no compensation expense is recognized.

                             DOLLAR FINANCIAL CORP.

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in periods presented (in thousands, except per share data):

                                                                          Three Months Ended                Nine Months Ended
                                                                               March 31,                        March 31,
                                                                      ----------------------------    ----------------------------
                                                                         2004            2005            2004             2005
                                                                      ------------    ------------    ------------    ------------

Net income (loss)--as reported                                         $    1,603      $  (4,479)      $  (25,971)    $    (3,437)

Total stock-option expense determined under the fair value based
    method, net of related tax benefits                                       144            809              206           1,059
                                                                      ------------    ------------    ------------    ------------

Net income (loss)--pro forma                                           $    1,459      $  (5,288)      $  (26,177)    $    (4,496)
                                                                      ============    ============    ============    ============

Net income (loss) per common share--basic--as reported                 $     0.15      $   (0.28)      $    (2.37)    $     (0.27)

Net income (loss) per common share--basic--pro forma                   $     0.13      $   (0.33)      $    (2.39)    $     (0.36)

Net income (loss) per common share--diluted--as reported               $     0.14      $   (0.28)      $    (2.37)    $     (0.27)

Net income (loss) per common share--diluted--pro forma                 $     0.13      $   (0.33)      $    (2.39)    $     (0.36)


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

Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2005 and June 30, 2004, and the condensed consolidating statements of operations and cash flows for the nine month periods ended March 31, 2005 and 2004 of the Company, OPCO and the combined Guarantor subsidiaries, the combined non-Guarantor subsidiaries and the consolidated Company.

                             DOLLAR FINANCIAL CORP.

                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2005
                                 (In thousands)

                                                                     Dollar Financial
                                                                        Group, Inc.      Subsidiary
                                                         Dollar       and Subsidiary        Non-
                                                    Financial Corp.     Guarantors       Guarantors   Eliminations   Consolidated
                                                    -------------------------------------------------------------------------------

Assets
Cash and cash equivalents..........................  $           4   $       30,670   $     50,119    $        -     $   80,793
Loans receivable...................................              -            4,615         33,898             -         38,513
Less:  Allowance for loan losses...................              -             (189)        (2,889)            -         (3,078)
                                                    -------------------------------------------------------------------------------
Loans receivables, net.............................              -            4,426         31,009             -         35,435
Other consumer lending receivables.................              -            8,353              -             -          8,353
Other receivables..................................            276            1,482          4,989          (255)         6,492
Income taxes receivable............................              -                -          4,921           (50)         4,871
Prepaid expenses...................................              -            3,764          3,157             -          6,921
Deferred tax asset.................................              -                -            174             -            174
Due from affiliates................................              -           51,806              -       (51,806)             -
Due from parent....................................              -            2,261              -        (2,261)             -
Property and equipment, net........................              -            9,662         21,810             -         31,472
Goodwill and other intangibles, net................              -           83,282        101,912             -        185,194
Debt issuance costs, net...........................              -           10,003              -             -         10,003
Investment in subsidiaries.........................         62,400          313,046          9,712      (385,158)             -
Other assets.......................................              9              838          1,575             -          2,422
                                                    -------------------------------------------------------------------------------
                                                     $      62,689   $      519,593   $    229,378    $ (439,530)    $  372,130
                                                    ===============================================================================


Liabilities and shareholders' equity
Accounts payable...................................  $           -   $        9,331   $     11,535           $ -         20,866
Foreign income taxes payable.......................              -                -          5,489             -          5,489
Income taxes payable...............................              -               50              -           (50)             -
Accrued expenses and other liabilities.............             61            9,795         11,948             -         21,804
Accrued interest payable...........................              -            8,823            964          (255)         9,532
Due to affiliates..................................            261                -         53,806       (54,067)             -
Revolving credit facilities........................              -           11,000              -             -         11,000
9.75% Senior Notes due 2011........................              -          241,056              -             -        241,056
Other long-term debt...............................              -               16              -             -             16
                                                    -------------------------------------------------------------------------------
                                                               322          280,071         83,742       (54,372)       309,763
                                                    -------------------------------------------------------------------------------


Shareholders' equity:
   Common stock....................................             18                -              -             -             18
   Additional paid-in capital......................        154,724          104,926         30,311      (124,140)       165,821
   (Accumulated deficit) retained earnings.........       (113,256)         101,253         97,415      (209,765)      (124,353)
   Accumulated other comprehensive income..........         26,227           33,343         17,910       (51,253)        26,227
   Treasury stock..................................         (5,346)               -              -             -         (5,346)
                                                    -------------------------------------------------------------------------------
Total shareholders' equity.........................         62,367          239,522        145,636      (385,158)        62,367
                                                    -------------------------------------------------------------------------------
                                                     $      62,689   $      519,593   $    229,378    $ (439,530)    $  372,130
                                                    ===============================================================================


                             DOLLAR FINANCIAL CORP.

                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2004
                                 (In thousands)

                                                                     Dollar Financial
                                                                        Group, Inc.      Subsidiary
                                                         Dollar       and Subsidiary        Non-
                                                    Financial Corp.     Guarantors       Guarantors   Eliminations   Consolidated
                                                    -------------------------------------------------------------------------------

Assets
Cash and cash equivalents..........................  $        4      $       27,124   $     42,142    $         -    $   69,270
Loans receivable ..................................           -               4,838         28,064              -        32,902
Less: Allowance for loan losses....................           -                (694)        (1,621)             -        (2,315)
                                                    -------------------------------------------------------------------------------

Loans receivable, net..............................           -               4,144         26,443              -        30,587
Other consumer lending receivables.................           -               7,404              -              -         7,404
Other receivables..................................           -               1,980          2,360           (284)        4,056
Income taxes receivable............................           -                   8          6,117              -         6,125
Prepaid expenses...................................           -               1,772          2,608              -         4,380
Notes and interest receivable--officers............       1,431               3,354              -              -         4,785
Due from affiliates................................           -              63,791              -        (63,791)            -
Due from parent....................................                           5,682              -         (5,682)            -
Property and equipment, net........................                          10,957         17,008              -        27,965
Goodwill and other intangibles, net................           -              56,514         92,604              -       149,118
Debt issuance costs, net...........................         268              11,160              -              -        11,428
Investment in subsidiaries.........................      38,017             255,084          6,705       (299,806)            -
Other assets.......................................       1,392                 451          2,376              -         4,219
                                                    -------------------------------------------------------------------------------
                                                     $   41,112      $      449,425   $    198,363    $  (369,563)   $  319,337
                                                    ===============================================================================


Liabilities and shareholders' (deficit) equity
Accounts payable...................................  $        -      $        6,466   $      9,397    $         -    $   15,863
Foreign income taxes payable.......................           -                   -          5,979              -         5,979
Accrued expenses and other liabilities.............         946               7,058          9,850              -        17,854
Accrued interest payable...........................       1,649               2,974          1,186           (284)        5,525
Due to affiliates..................................       5,682                   -         63,791        (69,473)            -
9.75 % Senior Notes due 2011.......................           -             241,176              -              -       241,176
16.0% Senior Notes due 2012........................      42,070                   -              -              -        42,070
13.95% Senior Subordinated Notes due 2012..........      41,652                   -              -              -        41,652
Subordinated notes payable and other...............           -                  93             12              -           105
                                                    -------------------------------------------------------------------------------
                                                         91,999             257,767         90,215        (69,757)      370,224
                                                    -------------------------------------------------------------------------------


Shareholders' (deficit) equity:
   Common stock....................................          11                   -              -              -            11
   Additional paid-in capital......................      50,373             104,926         27,304       (121,133)       61,470
   (Accumulated deficit) retained earnings.........    (109,819)             81,996         71,767       (164,860)     (120,916)
   Accumulated other comprehensive income..........      13,813               4,736          9,077        (13,813)       13,813
   Treasury stock..................................        (956)                  -              -              -          (956)
   Management equity loan..........................      (4,309)                  -              -              -        (4,309)
                                                    -------------------------------------------------------------------------------
Total shareholders' (deficit) equity...............     (50,887)            191,658        108,148       (299,806)      (50,887)
                                                    -------------------------------------------------------------------------------
                                                     $   41,112      $      449,425   $    198,363    $  (369,563)   $  319,337
                                                    ===============================================================================

                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2005
                                 (In thousands)

                                                                Dollar Financial
                                                    Dollar        Group, Inc.        Subsidiary
                                                  Financial      and Subsidiary         Non-
                                                     Corp.          Guarantors       Guarantors     Eliminations   Consolidated
                                                ----------------------------------------------------------------------------------

Revenues:
   Check cashing............................... $         -     $       35,262     $     60,541      $       -      $   95,803
   Consumer lending:
     Fees from consumer lending................           -             59,339           54,631              -         113,970
     Provision for loan losses and adjustment
       to servicing revenue....................           -            (13,399)          (9,118)             -         (22,517)
                                                ----------------------------------------------------------------------------------
   Consumer lending, net.......................           -             45,940           45,513              -          91,453
   Money transfer fees.........................           -              3,202            7,713              -          10,915
   Other.......................................           -              3,329           13,492              -          16,821
                                                ----------------------------------------------------------------------------------
Total revenues.................................           -             87,733          127,259              -         214,992
                                                ----------------------------------------------------------------------------------


Store and regional expenses:
   Salaries and benefits.......................           -             32,662           30,757              -          63,419
   Occupancy...................................           -              8,407            8,407              -          16,814
   Depreciation................................           -              2,756            2,570              -           5,326
   Returned checks, net and cash shortages.....           -              3,528            4,388              -           7,916
   Telephone and communications................           -              2,900            1,568              -           4,468
   Advertising.................................           -              3,172            3,906              -           7,078
   Bank charges................................           -              1,453            1,481              -           2,934
   Armored carrier expenses....................           -              1,098            1,551              -           2,649
   Other.......................................           -             10,103           10,680              -          20,783
                                                ----------------------------------------------------------------------------------
Total store and regional expenses..............           -             66,079           65,308              -         131,387
                                                ----------------------------------------------------------------------------------
Store and regional margin......................           -             21,654           61,951              -          83,605
                                                ----------------------------------------------------------------------------------

Corporate and other expenses:
  Corporate expenses...........................           -             14,787           16,699              -          31,486
  Management fee...............................         636               (934)             934              -             636
  Other depreciation and amortization..........           -              1,719            1,189              -           2,908
  Interest expense, net........................       7,642             16,615            2,980              -          27,237
  Loss on extinguishment of debt...............       8,097                  -                -              -           8,097
  Termination of management services agreement.       2,500                  -                -              -           2,500
  Other........................................         141               (128)             120              -             133
Equity in subsidiary...........................     (15,579)                 -                -         15,579               -
                                                ----------------------------------------------------------------------------------
(Loss) income before income taxes..............      (3,437)           (10,405)          40,029        (15,579)         10,608
Income tax  (benefit) provision................           -               (336)          14,381              -          14,045
                                                ----------------------------------------------------------------------------------
Net (loss) income.............................. $    (3,437)    $      (10,069)    $     25,648      $ (15,579)     $   (3,437)
                                                ==================================================================================

                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Nine Months Ended March 31, 2004
                                 (In thousands)


                                                                Dollar Financial
                                                    Dollar        Group, Inc.        Subsidiary
                                                  Financial      and Subsidiary         Non-
                                                     Corp.          Guarantors       Guarantors     Eliminations   Consolidated
                                                ----------------------------------------------------------------------------------

Revenues:
   Check cashing............................... $         -     $     36,633       $     51,306      $       -     $   87,939
   Consumer lending:
     Fees from consumer lending................           -           53,701             36,429              -         90,130
     Provision for loan losses and adjustment
       to servicing revenue....................           -          (12,889)            (5,010)             -        (17,899)
                                                ----------------------------------------------------------------------------------
   Consumer lending, net.......................           -           40,812             31,419              -         72,231
   Money transfer fees.........................           -            3,360              6,214              -          9,574
   Other.......................................           -            2,852             10,513              -         13,365
                                                ----------------------------------------------------------------------------------
Total revenues.................................           -           83,657             99,452              -        183,109
                                                ----------------------------------------------------------------------------------

Store and regional expenses:
   Salaries and benefits.......................           -           31,320             25,561              -         56,881
   Occupancy...................................           -            8,280              6,488              -         14,768
   Depreciation................................           -            2,382              2,089              -          4,471
   Returned checks, net and cash shortages.....           -            3,319              3,617              -          6,936
   Telephone and telecommunication.............           -            2,876              1,453              -          4,329
   Advertising.................................           -            2,795              2,483              -          5,278
   Bank charges................................           -            1,590              1,188              -          2,778
   Armored carrier services....................           -            1,018              1,248              -          2,266
   Other.......................................           -            9,555              8,790              -         18,345
                                                ----------------------------------------------------------------------------------
Total store and regional expenses..............           -           63,135             52,917              -        116,052
                                                ----------------------------------------------------------------------------------
Store and regional margin......................           -           20,522             46,535              -         67,057
                                                ----------------------------------------------------------------------------------

Corporate and other expenses:
   Corporate expenses..........................           -           11,143             11,584              -         22,727
   Management fees.............................         786           (1,739)             1,739              -            786
   Other depreciation and amortization.........           -            1,625              1,047              -          2,672
   Interest expense, net ......................      11,413           13,305              4,867              -         29,585
   Loss on extinguishment of debt..............       1,646            7,209                  -              -          8,855
   Other.......................................           -              241                 37              -            278
Equity in subsidiary...........................      (1,063)               -                  -          1,063              -
                                                ----------------------------------------------------------------------------------

(Loss) income before income taxes .............     (12,782)         (11,262)            27,261         (1,063)         2,154
Income tax provision...........................      13,189            4,675             10,261              -         28,125
                                                ----------------------------------------------------------------------------------

Net (loss) income.............................. $   (25,971)    $    (15,937)      $     17,000      $  (1,063)    $  (25,971)
                                                ==================================================================================


                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2005
                                 (In thousands)

                                                                          Dollar Financial
                                                              Dollar         Group, Inc.     Subsidiary
                                                            Financial      and Subsidiary       Non-
                                                               Corp.         Guarantors      Guarantors  Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income......................................... $     (3,437)  $       (10,069)   $  25,648   $   (15,579)   $    (3,437)
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by  operating activities:
   Undistributed income of subsidiaries...................      (15,579)                -            -        15,579              -
   Depreciation and amortization..........................           19             5,600        3,761             -          9,380
   Loss on extinguishment of debt.........................        5,114                 -            -             -          5,114
   (Gains) losses on store closings and sales.............            -              (175)         121             -            (54)
   Foreign currency loss on revaluation of
     subordinated borrowings..............................            -               183            -             -            183
   Deferred tax benefit...................................            -                 -         (132)            -           (132)
   Changes in assets and liabilities (net of effect
     of acquisitions):
       (Increase) decrease in loans and other
         receivables......................................       (3,662)            3,654       (5,275)          (29)        (5,312)
       Decrease in income taxes receivable................            -            40,858        1,196       (40,800)         1,254
       Decrease (increase) in prepaid expenses and other..            -            (2,605)         470             -         (2,135)
       Increase (decrease) in accounts payable, income
         taxes payable, accrued expenses and other
         liabilities and accrued interest payable ........        3,959           (33,388)       1,881        40,829         13,281
                                                          --------------------------------------------------------------------------

Net cash (used in) provided by operating activities.......      (13,586)            4,058       27,670             -         18,142


Cash flows from investing activities:
Acquisitions, net of cash acquired........................            -           (21,633)      (3,725)            -        (25,358)
Additions to property and equipment.......................            -            (2,832)      (6,492)            -         (9,324)
Net decrease in due from affiliates.......................            -            57,773            -       (57,773)             -
                                                          --------------------------------------------------------------------------

Net cash provided by (used in) investing activities.......            -            33,308      (10,217)      (57,773)       (34,682)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net      109,786                 -            -             -        109,786
Redemption of 16% Senior Notes due 2012...................      (50,416)                -            -             -        (50,416)
Redemption of 13.95% Senior Subordinated Notes due 2012...      (44,661)                -            -             -        (44,661)
Other debt payments.......................................            -               (77)         (16)            -            (93)
Net increase in revolving credit facilities...............            -            11,000            -             -         11,000
Payment of costs of initial public stock offering.........       (1,309)               -             -             -         (1,309)
Payment of debt issuance costs............................           (3)             (164)           -             -           (167)
Net increase (decrease) in due to affiliates and due
   from parent............................................       (3,421)          (40,969)     (13,383)       57,773              -
Dividend paid to parent...................................        3,610            (3,610)           -             -              -
                                                          --------------------------------------------------------------------------
Net cash provided by (used in) financing activities.......       13,586           (33,820)     (13,399)       57,773         24,140

Effect of exchange rate changes on cash and cash
   equivalents............................................            -                 -        3,923             -          3,923
                                                          --------------------------------------------------------------------------

Net increase in cash and cash equivalents.................            -             3,546        7,977             -         11,523
Cash and cash equivalents at beginning of period..........            4            27,124       42,142             -         69,270
                                                          --------------------------------------------------------------------------
Cash and cash equivalents at end of period................ $          4   $        30,670    $  50,119   $         -    $    80,793
                                                          ==========================================================================

                             DOLLAR FINANCIAL CORP.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2004
                                 (In thousands)

                                                                          Dollar Financial
                                                               Dollar         Group, Inc.     Subsidiary
                                                             Financial      and Subsidiary       Non-
                                                                Corp.         Guarantors      Guarantors  Eliminations  Consolidated
                                                          --------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income ........................................ $   (25,971)   $      (15,937)    $  17,000    $    (1,063)   $  (25,971)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Undistributed income of subsidiaries...................      (1,063)                -             -          1,063             -
   Accretion of interest expense from 13.0% Senior
     Discount Notes.......................................       5,827                 -             -              -         5,827
   Depreciation and amortization..........................         134             5,155         3,368              -         8,657
   Loss on extinguishment of debt ........................       1,646             7,209             -              -         8,855
   Losses on store closings and sales ....................           -               241            37              -           278
   Foreign currency gain on revaluation of
     subordinated borrowings..............................           -                 -          (899)             -          (899)
   Deferred tax provision.................................      14,769               841             -              -        15,610
   Change in assets and liabilities (net of effect of
     acquisitions):
       Increase  in loans and other receivables...........        (194)             (431)       (4,531)           (16)       (5,172)
       Decrease (increase) in income taxes receivable.....         268           (11,677)       (5,924)        13,199        (4,134)
       Decrease (increase) in prepaid expenses and other..          34              (868)          518              -          (316)
       Increase in accounts payable, income taxes payable,
         accrued expenses and other liabilities and
         accrued interest payable.........................       5,799            18,026         3,795        (13,183)       14,437
                                                          --------------------------------------------------------------------------
Net cash provided by operating activities.................       1,249             2,559        13,364              -        17,172

Cash flows from investing activities:
Gross proceeds from sale of fixed assets..................           -                 -            41              -            41
Additions to property and equipment.......................           -            (1,326)       (3,754)             -        (5,080)
Net increase in due from affiliates.......................           -           (22,383)            -         22,383             -
                                                          --------------------------------------------------------------------------
Net cash used in investing activities.....................               -       (23,709)       (3,713)        22,383        (5,039)

Cash flows from financing activities:
Redemption of 10.875% Senior Subordinated notes due 2006..           -           (20,734)            -              -       (20,734)
Redemption of 13.0% Senior Discount Notes due 2006........     (22,962)               -              -              -       (22,962)
Other debt borrowings (payments)..........................           -               128           (19)             -           109
Issuance of 9.75% Senior Notes due 2011...................           -           220,000             -              -       220,000
Redemption of 10.875% Senior Notes due 2006...............           -          (111,170)            -              -      (111,170)
Net decrease in revolving credit facilities...............           -           (60,764)         (935)             -       (61,699)
Payment of debt issuance costs............................        (289)          (10,156)            -              -       (10,445)
Payment of costs for initial public offering of stock.....         (32)                -             -              -           (32)
Net increase (decrease) in due to affiliates and due            22,034            11,062       (10,713)       (22,383)            -
   from parent............................................
                                                          --------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.............................................      (1,249)           28,366       (11,667)       (22,383)       (6,933)

Effect of exchange rate changes on cash and
   cash equivalents.......................................           -                 -         2,892              -         2,892
                                                          --------------------------------------------------------------------------

Net increase in cash and cash equivalents.................           -             7,216           876              -         8,092
Cash and cash equivalents at beginning of period..........           4            34,194        37,611              -        71,809
                                                          --------------------------------------------------------------------------
Cash and cash equivalents at end of period................ $         4    $       41,410     $  38,487    $         -    $   79,901
                                                          ==========================================================================


                             DOLLAR FINANCIAL CORP.

3. GOODWILL AND OTHER INTANGIBLES

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company has a covenant not to compete and during the three months ended March 31, 2005, paid $1.1 million in additional consideration related to franchise agreements, which are deemed to have a definite life and will continue to be amortized over the estimated useful lives of the agreements. This identifiable intangible asset has been included as other intangibles on the Consolidated Balance Sheet. Amortization for these intangibles for the three and nine months ended March 31, 2005 was $44,400 and $60,900, respectively. The amortization expense for the franchise agreements and the covenants not to compete will be as follows:

                                                             Amount
                                      Year               (in thousands)
                               -------------------    ---------------------
                                      2005            $       89.4
                                      2006                   114.7
                                      2007                   114.7
                                      2008                   114.7
                                      2009                   114.7
                                    Thereafter               659.5
                                                      ---------------------
                                                           1,207.7
                                                      =====================

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2004 and the nine months ended March 31, 2005 are as follows (in thousands):

                                                          United                         United
                                                          States            Canada       Kingdom         Total
                                                     -------------------------------------------------------------
Balance at June 30, 2003                              $       56,609    $     38,394   $   48,413    $   143,416
    Amortization of other intangibles...........                 (95)              -            -            (95)
    Acquisition.................................                   -               -          550            550
    Foreign currency translation adjustments....                   -             427        4,820          5,247
                                                     -------------------------------------------------------------
Balance at June 30, 2004                                      56,514          38,821       53,783        149,118
    Amortization of other intangibles...........                 (61)              -            -            (61)
    Acquisitions................................              26,829               -        3,241         30,070
    Foreign currency translation adjustments....                   -           3,913        2,154          6,067
                                                     -------------------------------------------------------------
Balance at March 31, 2005                             $       83,282    $     42,734   $   59,178    $   185,194
                                                     =============================================================


The following table reflects the components of intangible assets (in thousands):


                                                           June 30, 2004                                March 31, 2005
                                              -----------------------------------------     ----------------------------------------
                                                Gross Carrying           Accumulated          Gross Carrying          Accumulated
                                                    Amount              Amortization              Amount             Amortization
                                              -------------------      ----------------     -------------------     ----------------

Non-amortized intangible assets:
     Cost in excess of net assets acquired       $       169,115         $      20,016         $       205,069       $       21,022


Amortized intangible assets:
     Covenants not to compete                              2,452                 2,433                   2,523                2,523
     Franchise agreements                                      -                     -                   1,147                    -
                                              -------------------      ----------------     -------------------     ----------------
                                                           2,452                 2,433                   3,670                2,523


                             DOLLAR FINANCIAL CORP.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive (loss) income for the periods stated (in thousands):

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                 ----------------------------------      ----------------------------------
                                                      2004                2005                2004                 2005
                                                 --------------    ----------------      -------------        -------------

Net income (loss)                                $       1,603         $   (4,479)       $   (25,971)         $    (3,437)
Foreign currency translation adjustment                  1,017             (2,271)             9,184               12,573
Fair value adjustments for cash flow hedges                  -                161                  -                 (159)
                                                 --------------    ----------------      -------------        -------------

Total comprehensive income (loss)                $       2,620         $   (6,589)       $   (16,787)         $     8,977
                                                 ==============    ================      =============        =============


5. LOSS ON EXTINGUISHMENT OF DEBT

On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% Senior Notes due 2011. The proceeds from this offering were used to redeem all of its outstanding senior notes and its outstanding senior subordinated notes, to refinance OPCO's credit facility, to distribute a portion of the proceeds to the Company to redeem an equal amount of the Company's senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving the Company's senior discount notes.

On January 7, 2005, OPCO distributed $3.6 million to the Company to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company agreed to sell 7,378,125 shares of common stock and a selling stockholder agreed to sell 121,875 shares of common stock. The net proceeds from this offering was used to redeem all of the Company's outstanding 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012 and to pay fees and expenses with respect to these transactions and for general corporate purposes.

The loss incurred on the extinguishment of debt was as follows ($ in millions):

                                                                         Three Months Ended             Nine Months Ended
                                                                              March 31,                      March 31,
                                                                         2004           2005           2004             2005
                                                                     ------------------------------------------------------------
Call Premium:
   Dollar Financial Group, Inc. 10.875% Senior Notes                 $       -       $       -      $     2.0       $         -
   Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes            -               -            0.7                 -
   Dollar Financial Corp. 16.0% Senior Notes                                 -             4.9              -               4.9
Write-off of original issue discount, net:
   Dollar Financial Corp. 16.0% Senior Notes                                 -             1.5              -               1.5
   Dollar Financial Corp. 13.95% Senior Subordinated Notes                   -             1.5              -               1.5
Write-off previously capitalized deferred issuance costs, net                -             0.2            6.1               0.2
                                                                     -----------     -----------    ------------    -------------

                                                                     $       -       $     8.1      $     8.8       $       8.1
                                                                     ===========     ===========    ============    =============

                             DOLLAR FINANCIAL CORP.

6.  GEOGRAPHIC SEGMENT INFORMATION

     All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

As of and for the three months                                 United                        United
   ended March 31, 2004                                        States          Canada        Kingdom          Total
                                                         --------------------------------------------------------------

Identifiable assets                                       $     140,862    $    93,426    $    90,697    $    324,985
Goodwill and other intangibles, net                              56,522         39,711         53,825         150,058
Sales to unaffiliated customers:
  Check cashing                                                  13,823          8,914          7,661          30,398
  Consumer lending:
     Fees from consumer lending                                  16,981          7,895          5,047          29,923
     Provision for loan losses and adjustment to
       servicing revenue                                         (2,126)          (395)          (956)         (3,477)
                                                         --------------------------------------------------------------
  Consumer lending, net                                          14,855          7,500          4,091          26,446
  Money transfer fees                                             1,146          1,414            685           3,245
  Other                                                           1,072          3,649            547           5,268
                                                         --------------------------------------------------------------
Total sales to unaffiliated customers                            30,896         21,477         12,984          65,357

Interest expense, net                                             8,424            445          1,282          10,151
Depreciation and amortization                                     1,306            463            564           2,333
(Loss) income before income taxes                                (2,372)         7,117          2,647           7,392
Income tax provision                                              3,390          1,811            588           5,789

                                                               United                        United
For the nine months ended March 31, 2004                       States          Canada        Kingdom          Total
                                                         --------------------------------------------------------------

Sales to unaffiliated customers:
  Check cashing                                           $      36,633    $    28,725    $    22,581  $       87,939
  Consumer lending:
     Fees from consumer lending                                  53,701         22,576         13,853          90,130
     Provision for loan losses and adjustment to
       servicing revenue                                        (12,889)        (2,286)        (2,724)        (17,899)
                                                         --------------------------------------------------------------
  Consumer lending, net                                          40,812         20,290         11,129          72,231
  Money transfer fees                                             3,360          4,280          1,934           9,574
  Other                                                           2,852          8,736          1,777          13,365
                                                         --------------------------------------------------------------
Total sales to unaffiliated customers                            83,657         62,031         37,421         183,109

Interest expense, net                                            24,718          1,534          3,333          29,585
Depreciation and amortization                                     4,007          1,556          1,580           7,143
(Loss) income before income taxes                               (25,107)        18,992          8,269           2,154
Income tax provision                                             17,864          7,222          3,039          28,125


                             DOLLAR FINANCIAL CORP.

6.  GEOGRAPHIC SEGMENT INFORMATION           (continued)

As of and for the three months                                 United                        United
   ended March 31, 2005                                        States          Canada        Kingdom          Total
                                                         --------------------------------------------------------------

Identifiable assets                                       $     152,465    $   107,917    $   111,748    $    372,130
Goodwill and other intangibles, net                              83,282         42,734         59,178         185,194
Sales to unaffiliated customers:
  Check cashing                                                  13,497         10,140          9,071          32,708
  Consumer lending:
     Fees from consumer lending                                  18,970         11,581          6,674          37,225
     Provision for loan losses and adjustment to
       servicing revenue                                         (2,117)          (660)        (1,531)         (4,308)
                                                         --------------------------------------------------------------
  Consumer lending, net                                          16,853         10,921          5,143          32,917
  Money transfer fees                                             1,127          1,701            894           3,722
  Other                                                           1,796          4,608            698           7,102
                                                         --------------------------------------------------------------
Total sales to unaffiliated customers                            33,273         27,370         15,806          76,449

Interest expense, net                                             6,861            135            770           7,766
Depreciation and amortization                                     1,380            789            410           2,579
(Loss) income  before income taxes                              (11,925)         9,117          3,766             958
Income tax provision                                                493          3,840          1,104           5,437

                                                               United                        United
For the nine months ended March 31, 2005                       States          Canada        Kingdom          Total
                                                         --------------------------------------------------------------

Sales to unaffiliated customers:
  Check cashing                                           $      35,262    $    32,285    $    28,256    $     95,803
  Consumer lending:
     Fees from consumer lending                                  59,339         35,598         19,033         113,970
     Provision for loan losses and adjustment to
       servicing revenue                                        (13,399)        (4,530)        (4,588)        (22,517)
                                                         --------------------------------------------------------------
  Consumer lending, net                                          45,940         31,068         14,445          91,453
  Money transfer fees                                             3,202          5,058          2,655          10,915
  Other                                                           3,329         11,264          2,228          16,821
                                                         --------------------------------------------------------------
Total sales to unaffiliated customers                            87,733         79,675         47,584         214,992

Interest expense, net                                            24,257            727          2,253          27,237
Depreciation and amortization                                     4,475          2,279          1,480           8,234
(Loss) income before income taxes                               (29,421)        28,361         11,668          10,608
Income tax (benefit) provision                                     (336)        10,929          3,452          14,045


                             DOLLAR FINANCIAL CORP.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2005, the Company held put options with an aggregate notional value of $(CAN) 40.8 million and (pound)(GBP) 8.7 million to protect the currency exposure in Canada and the United Kingdom through December 31, 2005. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company's cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and nine months ended March 31, 2005. As of March 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $159,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at March 31, 2005 was $277,000 and is included in other assets on the balance sheet.

Although the Company's revolving credit facility and Canadian overdraft credit facility carry variable rates of interest, most of the Company's average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

8.  CONTINGENT LIABILITIES

On August 19, 2003 a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and the Company's Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On February 1 and 2, 2005, the Company brought a motion to stay the action against it on jurisdictional grounds and the Company's Canadian subsidiary brought a motion to stay the action against it based on its arbitration clause. The judgments on those motions are under review. On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company's Canadian subsidiary but this action has since been stayed because it is a duplicate action. On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company's Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with the Company. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company's Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, the Company's Canadian subsidiary's motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with the Company's Canadian subsidiary, was denied; the Company's Canadian subsidiary appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. On March 1, 2005, MacKinnon's application for certification of his action was dismissed. MacKinnon has appealed that dismissal and brought a series of motions seeking to have the motions judge reconsider her decision. The Company's Canadian subsidiary is opposing these motions and has renewed its application to stay the action based on its arbitration clause. On April 15, 2005 the solicitor acting for MacKinnon commenced a further identical proposed class action against the Company's Canadian subsidiary on behalf of another former customer, Louise Parsons. The Company's Canadian subsidiary has brought a motion to stay the Parsons action as a duplicate action. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Similar class actions have been commenced against the Company's Canadian subsidiary in Manitoba, New Brunswick Nova Scotia and Newfoundland. The Company is named as a defendant in the actions commenced in Nova Scotia and Newfoundland but has not been served

                             DOLLAR FINANCIAL CORP.

8.  CONTINGENT LIABILITIES (continued)

with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.

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

9.  ACQUISITIONS

The following acquisitions have been accounted for under the purchase method of accounting.

On January 4, 2005, the Company entered into an agreement to acquire substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited ("IPC"). The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $2.5 million. The 17 company-owned stores and two franchised stores acquired further strengthens the Company's market share by expanding its customer base in the United Kingdom. The company believes that for these reasons, along with the earnings potential for these stores, the allocation of a portion of the purchase price to goodwill is appropriate.

On January 31, 2005, the Company entered into an agreement to acquire substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services of Louisiana, LLC (collectively, "American"). The aggregate purchase price for this acquisition was $9.9 million in cash. The agreement also includes a maximum revenue-based earn out of up to $2.4 million which is payable on January 31, 2006. The Company's revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $8.8 million. The 24 stores acquired further strengthens the Company's market share by expanding its customer base in the Louisiana market and for that reason, along with the earnings potential for these stores, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. ("WTP") relating to WTP's retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash, $2 million in unregistered shares of the Company's common stock and a $1.5 million escrow amount (25% of which is to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006) assuming no indemnification claims. In addition, the Company assumed $750,000 in liabilities and assumed approximately $3.3 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.1 million and other

                             DOLLAR FINANCIAL CORP.

9. ACQUISITIONS (continued)

assets for $0.1 million. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two year period. Although the Company completed the acquisition of WTP on March 7, 2005, management is still finalizing the purchase price allocation based on its analysis of the fair value of the assets acquired and liabilities assumed. The Company's revolving credit facility and unregistered shares of the Company's common stock was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $16.8 million. The Company believes that due to the franchising revenues generated from the network of 170 franchise locations and the potential to sell additional franchises, the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

Following is the allocation of the purchase price for the three aforementioned acquisitions (in millions):

                                                   IPC          American          WTP
                                              ------------    -----------    -----------

     Purchase price                               $2.7            $9.9          $14.0
     Net assets acquired:
          Purchased  franchise agreements                                        (1.1)
          Refundable deposits                                                     3.3
          Other (assets) and liabilities          (0.2)           (1.1)           0.6
                                              ------------    -----------    -----------
     Goodwill                                     $2.5            $8.8          $16.8
                                              ============    ===========    ===========


The following unaudited pro forma information for the three and nine months ended March 31, 2004 and 2005 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the amortization of identifiable intangible assets arising from the acquisitions, increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of IPC, American and WTP. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

                                                                   Three Months Ended                Nine Months Ended
                                                                       March 31,                         March 31,
                                                                      (Unaudited)                       (Unaudited)
                                                              -----------------------------    -------------------------------
                                                                 2004             2005             2004              2005
                                                              ------------    -------------    --------------    -------------

       Revenues                                               $   69,101      $    78,149      $   197,243       $   222,374
       Net income (loss)                                      $    1,965      $    (4,357)     $   (24,276)      $    (2,005)
       Net income (loss) per common share - basic             $     0.18      $     (0.27)     $     (2.21)      $     (0.16)
       Net income (loss) per common share - diluted           $     0.17      $     (0.27)     $     (2.21)      $     (0.16)


10.  SUPPLEMENTARY CASH FLOW INFORMATION

Non-cash transactions: On November 13, 2003, Dollar Financial Corp. exchanged $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value of its 13% Senior Discount Notes for 13.95% Senior Notes due 2012. On November 15, 2004, Dollar Financial Corp. elected to capitalize $6.5 million of interest on its 16.0% Senior Notes due 2012 and its 13.95% Senior Subordinated Notes due 2012. On February 2, 2005, Dollar Financial Corp. wrote-off $1.5 million of unamortized original issue discount related to the redemption of the 16.0% Senior Notes and $1.5 million of unamortized original issue discount related to the 13.95% Senior Subordinated Notes. Additionally, Dollar Financial Corp. forgave $2.5 million of accrued interest under the management loans and accepted certain of the management individuals' exchange of shares of its common stock held by them in satisfaction of $6.7 million principal amount of such loans. On March 7, 2005, the Company, as part of the consideration for the acquisition of WTP, issued $2.0 million in unregistered shares of its common stock (141,935 shares).

                             DOLLAR FINANCIAL CORP.

11.  CAPITAL STOCK

Effective January 27, 2005, the Company executed an Amended and Restated Certificate of Incorporation, which increased the authorized common stock to 55,500,000 shares and also authorized 10,000,000 shares of par value $0.001 preferred stock. The Company also took the following actions:

     o Converted the par value of its common stock from $1 per common share to $0.001 per common share;
     o    Declared a 555-to-1 stock split of the common stock;
     o Authorized the adoption of the 2005 Stock Incentive Plan to selected employees, directors and consultants which provides for issuance of up to 1,718,695 shares of common stock or options to purchase shares of common stock;
     o    Authorized the redemption of its 16.0% Senior Notes;
     o    Authorized the redemption of its 13.95% Senior Subordinated Notes; and
     o Authorized $2.5 million to pay a fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P.

All common stock and per share amounts have been restated to reflect the effect of the stock split.

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company has sold 7,378,125 shares of common stock and a selling stockholder has sold 121,875 shares of common stock. The Company did not receive any proceeds from the sale of its shares by the selling stockholder. In connection with the IPO, the selling stockholder participated in the proportionate costs of the underwriter's fee. No other diminimus costs were proportionately shared. On
February 2, 2005, the Company received $109.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds:

Redeem in full the outstanding principal amount of 16.0% Senior Notes due 2012 at a redemption price of 110.0% of the current accretion amount:
     Principal........................................................................................          $       45.3
     Accrued interest.................................................................................                   1.6
     Redemption premium...............................................................................                   4.7
                                                                                                                ---------------
Total cost of redemption of 16.0% Senior Notes due 2012...............................................                  51.6
Redeem in full the outstanding principal amount of 13.95% Senior Subordinated Notes due 2012 at a redemption price of 100.0% of the current accretion amount:
     Principal........................................................................................                  44.5
     Accrued interest.................................................................................                   1.3
     Redemption premium...............................................................................                     -
                                                                                                                ---------------
Total cost of redemption of 13.95% Senior Subordinated Notes due 2012.................................                  45.8
Terminate a management services agreement among the Company, OPCO and Leonard Green &
     Partners, L.P. prior to the contractual date of termination......................................                   2.5
Pay estimated fees and expenses with respect to the offering and the related transactions.............                   2.7
Use the remaining proceeds for working capital and general corporate purposes.........................                   7.2
                                                                                                                ---------------
Total use of net proceeds.............................................................................          $      109.8
                                                                                                                ===============

12.  Related Party Transactions

During fiscal 1999, the Company issued loans to certain members of management. The funds were used to pay personal income tax expense associated with the exercise of certain options and grants of certain stock in connection with the purchase of the Company by Green Equity Investors II, L.P. In conjunction with the Company's initial public offering, the Company forgave accrued interest under the management loans (in the aggregate amount of approximately $2.5 million) and accepted the management individuals exchange of shares of the Company's common stock held by them in full satisfaction of the principal amount of such loans (in the aggregate amount of approximately $6.7 million). For the purposes of the exchange, we valued our common stock at the initial public offering price.

                             DOLLAR FINANCIAL CORP.

12.  Related Party Transactions (continued)

Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc. and the Company agreed to pay Leonard Green & Partners, L.P. an annual fee equal to $1.0 million for ongoing management, consulting and financial planning services, as well as reimbursement of any out-of-pocket expenses incurred. The agreement was scheduled to terminate on November 13, 2008. However, the parties terminated the agreement in conjunction with the closing of the Company's initial public offering because the Company believes it is appropriate as a public company to minimize related party transactions. In connection with this termination, the Company paid Leonard Green & Partners, L.P. accrued fees of $1.2 million and a termination fee of $2.5 million.

In conjunction with the Company's initial public offering, the Company's Chief Executive Officer, as the only selling stockholder, participated in the proportionate costs of the underwriter's fee. No other diminimus costs were proportionately shared.

13.  Subsequent Event

On April 27, 2005, the Company's Board of Directors approved the grant of 536,783 stock options at an exercise price of $11.70 which was equal to the market price of the underlying stock on the grant date. On that same day, the Company's Board of Directors approved the grant of 536,783 stock options at an exercise price of $16.00.

                             DOLLAR FINANCIAL CORP.

                          SUPPLEMENTAL STATISTICAL DATA


                                                                            March 31,
                                                                -----------------------------------
Company Operating Data:                                             2004                  2005
                                                                -------------         -------------
Stores in operation:
   Company-owned................................................     630                   700
   Franchised stores and check cashing merchants................     476                   642
                                                                   -----                 -----
Total...........................................................   1,106                 1,342
                                                                   =====                 =====


--------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                 Nine Months Ended
                                                                         March 31,                         March 31,
                                                                ----------------------------    --------------------------------
Check Cashing Data:                                                 2004            2005             2004              2005
                                                                ------------     -----------    -------------    ---------------

Face amount of checks cashed (in millions)....................  $       801      $      843     $    2,375       $        2,542
Face amount of average check..................................  $       404      $      437     $      383       $          419
Face amount of average check (excluding Canada and the United
   Kingdom)...................................................  $       414      $      432     $      375       $          389
Average fee per check.........................................  $     15.33      $    16.94     $    14.17       $        15.79
Number of checks cashed (in thousands)........................        1,983           1,930          6,204                6,067

--------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended                 Nine Months Ended
                                                                         March 31,                         March 31,
                                                                ----------------------------    --------------------------------
Check Cashing Collections Data:                                     2004            2005             2004              2005
                                                                ------------     -----------    -------------    ---------------

Face amount of returned checks (in thousands).................  $    7,208       $   7,981      $    22,159       $    23,477
Collections (in thousands)....................................      (5,563)         (5,770)         (16,383)          (16,626)
                                                                ------------     -----------    -------------    ---------------
Net write-offs (in thousands).................................  $    1,645       $   2,211      $     5,776       $     6,851
                                                                ============     ===========    =============    ===============

Collections as a percentage of
   returned checks............................................        77.2%           72.3%            73.9%             70.8%
Net write-offs as a percentage of
   check cashing revenues.....................................         5.4%            6.8%             6.6%              7.2%
Net write-offs as a percentage of the
   face amount of checks cashed...............................        0.21%           0.26%            0.24%             0.27%


The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):


                                                                   Three Months Ended                   Nine Months Ended
                                                                       March 31,                            March 31,
                                                           -----------------------------------     ----------------------------
                                                                  2004             2005                2004          2005
                                                           -----------------------------------     ----------------------------

U.S. company funded consumer loan originations(1)......... $        17,443    $      15,956        $     47,638  $     53,025
Canadian company funded consumer loan originations(2).....          75,791          107,346             231,729       332,514
U.K. company funded consumer loan originations(2).........          29,207           43,420              82,230       128,898
                                                           -----------------------------------     ----------------------------
   Total company funded consumer loan originations........ $       122,441    $     166,722        $    361,597  $    514,437
                                                           ===================================     ============================

U.S. servicing revenues, net.............................. $        12,093    $      14,089        $     35,411  $     40,107
U.S. company funded consumer loan revenues................           2,666            2,682               7,138         8,166
Canadian company funded consumer loan revenues............           7,895           11,581              22,577        35,600
U.K. company funded consumer loan revenues................           5,048            6,674              13,854        19,033
Provision for loan losses on company funded loans.........          (1,256)          (2,109)             (6,749)      (11,453)
                                                           -----------------------------------     ----------------------------
   Total consumer lending revenues, net................... $        26,446    $      32,917        $     72,231  $     91,453
                                                           ===================================     ============================

Gross charge-offs of company funded consumer loans........ $        11,662    $      15,492        $     33,852  $     48,046
Recoveries of company funded consumer loans...............         (10,634)         (13,871)            (27,340)      (37,251)
                                                           -----------------------------------     ----------------------------
Net charge-offs on company funded consumer loans.......... $         1,028    $       1,621        $      6,512  $     10,795
                                                           ===================================     ============================

Gross charge-offs of company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            9.5%             9.3%                9.4%          9.3%
Recoveries of company funded consumer loans as a
   percentage of total company funded consumer
   loan originations......................................            8.7%             8.3%                7.6%          7.2%
Net charge-offs on company funded consumer loans
   as a percentage of total company funded consumer
   loan originations......................................            0.8%             1.0%                1.8%          2.1%



     (1) Our company operated stores and document transmitter locations in the United States originate company funded and bank funded (for which we receive servicing revenues) short-term consumer loans.
     (2) All consumer loans originated in Canada and the United Kingdom are company funded.

         Following are the number of company-operated U.S. stores at each period end that originate company funded and bank funded loans:

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                                2004           2005
                                                                            ----------------------------
        U.S. stores originating company funded loans                              43             63
        U.S. stores originating bank funded loans                                275            274
                                                                            ----------------------------
        Total U.S. stores originating short-term consumer loans                  318            337
                                                                            ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three month and nine month periods ended March 31, 2005 and 2004. References in this section to "we," "our," "ours," or "us" are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to "OPCO" are to our wholly owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in OPCO's quarterly report on Form 10-Q (File No. 333-18221) for the period ended March 31, 2005.

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

On January 4, 2005, we acquired substantially all of the outstanding shares of International Paper Converters Limited adding 17 company-owned stores and two franchised stores in the United Kingdom.

On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lakes Charles, LLC and Southern Financial Services of Louisiana, LLC. This acquisition added 24 check cashing and short-term consumer loan stores in the Louisiana market adding to our existing market share in that area of the country.

On March 7, 2005 we acquired substantially all of the assets of We The People Forms and Service Centers USA, Inc. ("WTP") relating to WTP's retail-based legal document preparation services business. We now offer these services through our wholly owned subsidiary We The People USA, Inc. through a network of 170 franchised locations in 32 states.

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

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loss reserves, income taxes and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

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

For short term consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in "Company Funded Consumer Loan Loss Reserves Policy."

In addition to the short-term consumer loans originated and funded by us, we also have relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, we market and service short-term consumer loans, which have terms ranging from 7 to 23 days, which are funded by the banks. The banks are responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks' loans are not reflected on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by borrowers to the banks.

For loans funded by County Bank, we recognize net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withholds certain servicing fees payable to us in order to maintain a cash reserve. The amount of the reserve is equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses are applied against County Bank's cash reserve. Any excess reserve is then remitted to us as a collection bonus. The remainder of the finance charges not applied to the reserve is either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to us as a servicing fee.

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

Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks' outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.9 million at March 31, 2005 and $1.4 million at June 30, 2004.

If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks increased during the periods ended March 31, 2005 and March 31, 2004, and during these periods the loss rates on loans increased marginally. As a result, the Company increased its reserve for servicing fee adjustments. We serviced $321 million loans for County Bank and First Bank during the first nine months of fiscal 2005 and $291 million during the first nine months of fiscal 2004. At March 31, 2005 and 2004 the amounts of outstanding loans were $14.2 million and $12.4 million, respectively, for County Bank and First Bank.

Company Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for loans we make directly through some of our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional provisions in future periods.

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

Results of Operations

Revenue Analysis

                                       Three Months Ended March 31,                          Nine Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                             (Percentage of                                        (Percentage of
                                 ($ in thousands)            total revenue)            ($ in thousands)            total revenue)
                             --------------------------     ------------------     --------------------------    -------------------
                                2004           2005          2004        2005          2004           2005         2004        2005
                             -----------    -----------     -------     ------     -----------    -----------    --------   --------


Check cashing............... $   30,398     $   32,708        46.5%      42.8%     $   87,939     $  95,803        48.0%       44.6%
Consumer lending  revenues,
   net......................     26,446         32,917        40.4       43.1          72,231        91,453        39.4        42.5
Money transfer fees.........      3,245          3,722         5.0        4.9           9,574        10,915         5.2         5.1
Other revenue...............      5,268          7,102         8.1        9.2          13,365        16,821         7.4         7.8
                             -----------    -----------     -------     ------     -----------    -----------    --------   --------
Total revenue............... $   65,357     $   76,449       100.0%     100.0%     $  183,109     $ 214,992       100.0%      100.0%
                             ===========    ===========     =======     ======     ===========    ===========    ========   ========


The Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Total revenues were $76.4 million for the three months ended March 31, 2005 compared to $65.4 million for the three months ended March 31, 2004, an increase of $11.0 million or 17.0%. Comparable retail store, franchised store and document transmitter sales for the entire period increased $8.4 million or 13.1%. New store openings accounted for an increase of $1.4 million and new store acquisitions accounted for an increase of $2.0 million. The increases were partially offset by a decrease of $0.7 million in revenues from closed stores.

A stronger British pound and Canadian dollar positively impacted revenue by $2.0 million for the quarter. In addition to the currency benefit, revenues in the United Kingdom for the quarter increased by $2.1 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $4.3 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a lending criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $2.8 million, or 3.7% of total revenues for the three months ended March 31, 2005 compared to $1.9 million, or 2.9% of total revenues for the three months ended March 31, 2004.

The Nine Months Ended March 31, 2005 compared to the Nine Months Ended March 31, 2004

Total revenues were $215.0 million for the nine months ended March 31, 2005 compared to $183.1 million for the nine months ended March 31, 2004, an increase of $31.9 million or 17.4%. Comparable store, franchised store and document transmitter sales for the entire period increased $27.8 million or 15.4%. New store openings accounted for an increase of $3.5 million and new store acquisitions accounted for an increase of $2.4 million while closed stores accounted for a decrease of $1.9 million.

Favorable foreign currency rates attributed to $7.3 million of the increase for the nine months. In addition to the currency benefit, revenues in the United Kingdom for the nine months ended March 31, 2005 increased by $6.3 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the nine months ended March 31, 2005 increased $13.4 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a lending criteria change made in fiscal 2005. Revenues from franchise fees and royalties accounted for $7.3 million, or 3.4% of total revenues for the nine months ended March 31, 2005 compared to $5.5 million, or 3.0% of total revenues for the nine months ended March 31, 2004.

Store and Regional Expense Analysis

                                             Three Months Ended March 31,                       Nine Months Ended March 31,
  ----------------------------------------------------------------------------------------------------------------------------------
                                                                  (Percentage of                                     (Percentage of
                                        ($ in thousands)          total revenue)           ($ in thousands)          total revenue)
                                    ------------------------    ------------------    ------------------------    -----------------
                                       2004         2005         2004       2005         2004          2005         2004      2005
                                    -----------   ----------    -------    -------    -----------   ----------    -------    -------

  Salaries and benefits.............$    19,397   $   22,365      29.7%      29.3%    $    56,881   $  63,419      31.1%      29.5%
  Occupancy.........................      5,019        5,820       7.7        7.6          14,768      16,814       8.1        7.8
  Depreciation......................      1,533        1,773       2.3        2.3           4,471       5,326       2.4        2.5
  Returned  checks,  net and  cash
    shortages.......................      2,051        2,699       3.1        3.5           6,936       7,916       3.8        3.7
  Telephone and communications......      1,336        1,600       2.0        2.1           4,329       4,468       2.4        2.1
  Advertising.......................      1,736        1,983       2.7        2.6           5,278       7,078       2.9        3.3
  Bank charges......................        888        1,022       1.4        1.3           2,778       2,934       1.5        1.4
  Armored carrier expenses..........        786          935       1.2        1.2           2,266       2,649       1.2        1.2
  Other.............................      5,502        6,990       8.4        9.1          18,345      20,783      10.0        9.7
                                    -----------   ----------    -------    -------    -----------   ----------    -------    -------
  Total store and regional expenses.$    38,248   $   45,187      58.5%      59.0%    $   116,052   $ 131,387      63.4%      61.2%
                                    ===========   ==========    =======    =======    ===========   ==========    =======    =======


The Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Store and regional expenses was $45.2 million for the three months ended March 31, 2005 compared to $38.2 million for the three months ended March 31, 2004, an increase of $7.0 million or 18.3%. The impact of foreign currencies accounted for $1.0 million of the increase. New store openings accounted for an increase of $1.1 million and new store acquisitions accounted for an increase of $1.1 million while closed stores accounted for a decrease of $0.8 million. Comparable retail store and franchised store expenses for the entire period increased $5.5 million. For the three months ended March 31, 2005 total store and regional expenses increased slightly to 59.0% of total revenue compared to 58.5% of total revenue for the three months ended March 31, 2004. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $2.3 million in Canada, $1.8 million in the United Kingdom and $1.8 million in the U.S. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase was also primarily related to increases in salaries and occupancy costs commensurate with the growth in that country. In the U.S., higher salaries and returned checks and cash shortages associated with the revenue growth accounted for the operating expense increase in this segment of the business.

The Nine Months Ended March 31, 2005 compared to the Nine Months Ended March 31, 2004

Store and regional expenses was $131.4 million for the nine months ended March 31, 2005 compared to $116.1 million for the nine months ended March 31, 2004, an increase of $15.3 million or 13.2%. The impact of foreign currencies accounted for $3.9 million of the increase. New store openings accounted for an increase of $2.9 million and acquired stores accounted for an increase of $1.4 million while closed stores accounted for a decrease of $1.0 million. Comparable retail store and franchised store expenses for the entire period increased $12.1 million. For the nine months ended March 31, 2005 total store and regional expenses decreased to 61.2% of total revenue compared to 63.4% of total revenue for the nine months ended March 31, 2004. After adjusting for the impact of the changes in exchange rates, store and regional expenses increased $4.6 million in Canada, $3.9 million in the United Kingdom and $2.9 million in the U.S. The increase in Canada was primarily due to increases of $1.6 million in salaries, $0.8 million in occupancy expenses, $0.6 million in advertising costs, $0.5 million in depreciation and $1.0 million in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase is primarily related to increases of $1.7 million in salaries, $0.7 million in occupancy costs, $0.7 million in advertising and $0.8 million in other various operating expenses commensurate with the growth in that country. In the U.S., higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.

Corporate and Other Expense Analysis

                                           Three Months Ended March 31,                      Nine Months Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                 (Percentage of                                  (Percentage of
                                       ($ in thousands)          total revenue)         ($ in thousands)         total revenue)
                                     ----------------------    -------------------    ----------------------    ------------------
                                      2004          2005        2004       2005         2004         2005        2004       2005
                                     --------     ---------    -------    --------    ---------    ---------    -------    -------

Corporate expenses.................. $ 8,360      $ 10,838      12.8%       14.2%     $ 22,727     $ 31,486       12.4%      14.6%
Management fee......................     249           108       0.4         0.1           786          636        0.4        0.3
Other depreciation and amortization.     800           806       1.2         1.1         2,672        2,908        1.5        1.4
Interest expense....................  10,151         7,766      15.5        10.2        29,585       27,237       16.2       12.7
Termination of management services
  agreement.........................       -         2,500       0.0         3.3             -        2,500        0.0        1.2
Loss on extinguishment of debt......       -         8,097       0.0        10.6         8,855        8,097        4.8        3.8
Other...............................     157           189       0.2         0.3           278          133        0.2        0.1
Income tax provision................   5,789         5,437       8.9         7.1        28,125       14,045       15.4        6.5


The Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Corporate Expenses

Corporate expenses were $10.8 million for the three months ended March 31, 2005 compared to $8.4 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, corporate expenses increased to 14.2% of total revenues compared to 12.8% of total revenues for the three months ended March 31, 2004. The increase is primarily attributable to compensation costs related to significant growth of the Company's foreign operations as well as the addition of corporate personnel to support the continuing rapid expansion of our store network and new product additions. Additionally, in the fiscal 2005 third quarter, the Company incurred significant costs associated with becoming a public company, as well as increased insurance, legal costs and other professional fees. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by the Company's U.K. subsidiary resulted in a net benefit to the fiscal 2004 third quarter of $250,000. Finally, the Company expensed $190,000 in the current quarter related to the termination of a deferred compensation plan.

Management Fees

Management fees were $0.1 million for the three months ended March 31, 2005, compared to $0.2 million for the three months ended March 31, 2004, a decrease of $141,000. In conjunction with our initial public offering on January 28, 2005, we paid a $2.5 million to fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, the Company is no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.

Loss on Extinguishment of Debt

On January 7, 2005, OPCO distributed $3.6 million to the Company to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company agreed to sell 7,378,125 shares of its common stock and a selling stockholder agreed to sell 121,875 shares of common stock. The net proceeds from this offering were used to redeem all of the Company's outstanding 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012 and to pay fees and expenses with respect to these transactions and for general corporate purposes.

The loss incurred on the extinguishment of debt was as follows ($ in millions):

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               2004            2005
                                                                           ---------------------------
Call Premium:
    Dollar Financial Corp. 16.0% Senior Notes                              $        -      $      4.9
Write-off of original issue discount, net:
    Dollar Financial Corp. 16.0% Senior Notes                                       -             1.5
    Dollar Financial Corp. 13.95% Senior Subordinated Notes                         -             1.5
Write-off previously capitalized deferred issuance costs, net                       -             0.2
                                                                           -----------     -----------
                                                                           $        -      $      8.1
                                                                           ===========     ===========

Interest Expense

Interest expense was $7.8 million for the three months ended March 31, 2005 compared to $10.2 million for the three months ended March 31, 2004, a decrease of $2.4 million or 23.5%. On February 2, 2005, the Company used the majority of the proceeds from its initial public offering to redeem all of its 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $2.5 million for the quarter ended March 31, 2005 compared to the same period in the prior year. In addition, interest expense declined $0.3 million related to collateralized borrowings that were in place in fiscal 2004. Partially offsetting this decline was an increase of $0.5 million related to the additional offering of $20 million principal amount of 9.75% senior notes due 2011 on May 6, 2004.

Income Tax Provision

The provision for income taxes was $5.4 million for the three months ended March 31, 2005 compared to a provision of $5.8 million for the three months ended March 31, 2004. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 567.5% for the three months ended March 31, 2005 and 78.3% for the three months ended March 31, 2004. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the three months ended March 31, 2005. Any tax benefit for U.S. losses are reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004 and the aforementioned U.S. costs in fiscal 2005, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all U.S. deferred tax assets recorded have been reduced by a valuation allowance of $33.4 million at March 31, 2005, of which $2.2 million was provided for in the three months ended March 31, 2005. Following our refinancing in November 2003, we no longer accrue U.S. tax on foreign earnings.

The Nine Months Ended March 31, 2005 compared to the Nine Months Ended March 31, 2004

Corporate Expenses

Corporate expenses were $31.5 million for the nine months ended March 31, 2005 compared to $22.7 million for the nine months ended March 31, 2004, an increase of $8.8 million or 38.8%. The increase is primarily attributable to compensation costs related to significant growth of the Company's foreign operations as well as the addition of corporate personnel to support the continuing rapid expansion of our store network and new product additions. Additionally, in the fiscal 2005 third quarter, the Company incurred significant costs associated with becoming a public company, as well as increased insurance, legal costs and other professional fees. In addition, foreign currency costs associated with the revaluation of U.S. dollar denominated debt held by our U.K. subsidiary resulted in a net benefit for the nine months ended March 31, 2004 of $0.9 million. Finally, we expensed $0.8 million during the nine months ended March 31, 2005 related to the termination of a deferred compensation plan.

Management Fees

Management fees were $0.7 million for the nine months ended March 31, 2005, compared to $0.8 million for the nine months ended March 31, 2004, a decline of $0.2 million. In conjunction with our initial public offering on January 28, 2005, we authorized $2.5 million to pay a fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, the Company is no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.

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

On January 7, 2005, OPCO distributed $3.6 million to the Company to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company agreed to sell 7,378,125 shares of common stock and a selling stockholder agreed to sell 121,875 shares of common stock. The net proceeds from this offering was used to redeem all of the Company's outstanding 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012 and to pay fees and expenses with respect to these transactions and for general corporate purposes.

The loss incurred on the extinguishment of debt is as follows ($ in millions):

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                                  2004         2005
                                                                              ------------------------
Call Premium:
   Dollar Financial Group, Inc. 10.875% Senior Notes                          $     2.0    $       -
   Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes                   0.7            -
   Dollar Financial Corp. 16.0% Senior Notes                                          -          4.9
Write-off of original issue discount, net:
   Dollar Financial Corp. 16.0% Senior Notes                                          -          1.5
   Dollar Financial Corp. 13.95% Senior Subordinated Notes                            -          1.5
Write-off previously capitalized deferred issuance costs, net                       6.1          0.2
                                                                              ------------------------
                                                                              $     8.8    $     8.1
                                                                              ========================

Interest Expense

Interest expense was $27.2 million for the nine months ended March 31, 2005 compared to $29.6 million for the nine months ended March 31, 2004, a decrease of $2.4 million or 8.1%. The increased interest on the incremental long-term debt outstanding after the refinancing accounted for a $4.7 million increase offset, in part, by a decline of approximately $0.5 million due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing. Offsetting the aforementioned net increase were declines of $0.7 million in interest on our revolving credit facility, $0.9 million interest on our collateralized borrowing that was in place in fiscal 2004 and $3.7 million due to the May 2004 redemption of approximately $9.1 million aggregate principal amount of our 16% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012 and the ultimate redemption in full of these notes on February 2, 2005. In addition to these declines, $0.1 million of interest was paid in the nine months ended March 31, 2004 on OPCO's old 10.875% senior notes for the 30 day period subsequent to OPCO's issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. OPCO elected to affect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest applicable to the December 13, 2003 redemption date.

Income Taxes

The provision for income taxes was $14.0 million for the nine months ended March 31, 2005 compared to a provision of $28.1 million for the nine months ended March 31, 2004. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 132.4% for the nine months ended March 31, 2005 and 1,035.7% for the nine months ended March 31, 2004. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the three months ended March 31, 2005. Any tax benefit for U.S. losses are reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004 and the aforementioned U.S. costs in fiscal 2005, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all U.S. deferred tax assets recorded have been reduced by a valuation allowance of $33.4 million at March 31, 2005, of which $8.9 million was provided for in the nine months ended March 31, 2005. Following our refinancing in November, 2003, we no longer accrue U.S. tax on foreign earnings. The amount of such tax was $1.9 million for the nine months ended March 31, 2004.

Changes in Financial Condition

Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2005, cash and cash equivalents increased $11.5 million. Net cash provided by operating activities was $18.1 million. The increase in net cash provided by operations was primarily the result of improved operating results.

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

On January 28, 2005, we announced the pricing of the initial public offering of 7,500,000 shares of our common stock at $16.00 per share. We sold 7,378,125 shares of common stock and a selling stockholder sold 121,875 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. On February 2, 2005, we received $109.8 million in net proceeds in connection with the offering. The following table summarizes the use of funds:

Redeem in full the outstanding principal amount of 16.0% Senior Notes due 2012 at a redemption price of 110.0% of the current accretion amount:
     Principal........................................................................................          $       45.3
     Accrued interest.................................................................................                   1.6
     Redemption premium...............................................................................                   4.7
                                                                                                                ---------------
Total cost of redemption of 16.0% Senior Notes due 2012...............................................                  51.6
Redeem in full the outstanding principal amount of 13.95% Senior Subordinated Notes due 2012 at a redemption price of 100.0% of the current accretion amount:
     Principal........................................................................................                  44.5
     Accrued interest.................................................................................                   1.3
     Redemption premium...............................................................................                     -
                                                                                                                ---------------
Total cost of redemption of 13.95% Senior Subordinated Notes due 2012.................................                  45.8
Terminate a management services agreement among Dollar Financial Corp., Dollar Financial Group, Inc.
     and Leonard Green & Partners, L.P. prior to the contractual date of termination..................                   2.5
Pay estimated fees and expenses with respect to the offering and the related transactions.............                   2.7
Use the remaining proceeds for working capital and general corporate purposes.........................                   7.2
                                                                                                                ---------------
Total use of net proceeds.............................................................................          $      109.8
                                                                                                                ===============

Our principal sources of cash are from operations and borrowings under our credit facilities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance acquisitions and new store expansion and finance the expansion of our products and services.

Net cash provided by operating activities was $18.1 million for the nine months ended March 31, 2005 compared to cash provided of $17.2 million for the nine months ended March 31, 2004. The increase in net cash provided by operations was primarily the result of improved operating results.

Net cash used in investing activities for the nine months ended March 31, 2005 was $34.7 million compared to a usage of $5.0 million for the nine months ended March 31, 2004. For the nine months ended March 31, 2005 we made capital expenditures of $9.3 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $13.0 million during our fiscal year ending June 30, 2005, for remodeling and relocation of certain existing stores and for opening additional new stores.

Net cash provided by financing activities for the nine months ended March 31, 2005 was $24.1 million compared to a usage of $6.9 million for the nine months ended March 31, 2004. The cash provided in the nine months ended March 31, 2005 was a result of the proceeds from our initial public stock offering and an increase in the borrowings under our bank facilities offset by the full redemption of our 16.0% senior notes due 2012 and our 13.95% senior subordinated notes due 2012. The use of cash in the nine months ended March 31, 2004 was a result of a decrease in the borrowings under our bank facilities offset somewhat by net cash from the refinancing activities discussed above.

Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.

     Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid in full all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of OPCO's 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing this facility, the commitment under this facility was reduced by $750,000 on January 2, 2004 and will be reduced on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event we engage in certain issuances of securities or asset disposals. Under this facility, up to $20.0 million may be used in connection with letters of credit. OPCO's borrowing capacity under this facility is limited to the total commitment of $55.0 million less letters of credit totaling $13.3 million issued by Wells Fargo Bank, which guarantee the performance of certain of its contractual obligations. At March 31, 2005, the borrowing capacity was $38.0 million and there was $11.0 million outstanding under the facility.

     Canadian  Overdraft  Facility.  Our  Canadian  operating  subsidiary  has a
     Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million, of which there was no outstanding balance on March 31, 2005. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.

Long-Term Debt. As of March 31, 2005, long term debt consisted of $241.1 million principal amount of OPCO's 9.75% senior notes due November 15, 2011 and $16,000 of other long term debt.

On January 7, 2005, OPCO distributed $3.6 million to us to redeem approximately $1.7 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

On January 28, 2005, we announced the pricing of the initial public offering of 7,500,000 shares of our common stock at $16.00 per share. We agreed to sell 7,378,125 shares of our common stock and a selling stockholder agreed to sell 121,875 shares of our common stock. The net proceeds from this offering were used to redeem all of our outstanding 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012 and to pay fees and expenses with respect to these transactions and for general corporate purposes.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2005, excluding periodic interest payments, include the following:

                                                                  Payments Due by Period (in thousands)
                                             ---------------------------------------------------------------------------------
                                                 Total          Less than         1 - 3            4 - 5           After 5
                                                                  1 Year          Years            Years            Years
                                             --------------    ------------    ------------     ------------    --------------

Revolving credit facilities................  $      11,000     $    11,000     $         -      $         -     $           -
Long-term debt:
      9.75% Senior Notes due 2011(1).......        241,056               -               -                -           241,056
Operating leases...........................         71,728          17,890          27,399           15,699            10,740
Other......................................             16              16               -                -                 -
                                             --------------    ------------    ------------     ------------    --------------
Total contractual cash obligations.........  $     323,800     $    28,906     $    27,399      $    15,699     $     251,796
                                             ==============    ============    ============     ============    ==============

------------------------------------------------------------------------------------------------------------------------------------

(1) $1,056 is the unamortized premium on the 9.75% Senior Notes due 2011.

We are a leveraged company, and borrowings under the credit facilities will increase our debt service requirements. We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to provide sufficient liquidity to fund expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by growth in the consumer lending business, the maturity of recently opened stores, the continued expansion of new stores and sale of franchises as a result of our recent acquisition of We The People USA, Inc. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service. However, we cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to meet our debt service requirements or to make anticipated capital expenditures. We may need to refinance all or a portion of our indebtedness on or prior to maturity, under certain circumstances, and we cannot assure you that we will be able to effect such refinancing on commercially reasonable terms or at all.

Balance Sheet Variations

March 31, 2005 compared to June 30, 2004

Cash and cash equivalents increased to $80.8 million at March 31, 2005 from $69.3 million at June 30, 2004. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities.

Loans receivable increased to $38.5 million at March 31, 2005 from $32.9 million at June 30, 2004 due primarily to increases in installment loans of $3.7 million and pawn of $1.8 million.

Income taxes receivable decreased to $4.9 million at March 31, 2005 from $6.1 million at June 30, 2004 related primarily to the timing of receipts.

Goodwill and other intangibles increased $36.1 million from $149.1 million at June 30, 2004 to $185.2 million at March 31, 2005 due to foreign currency translation adjustments of $6.1 million and acquisitions of $30.1 million.

Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $5.5 million at March 31, 2005 due primarily to the timing of payments.

Accrued expenses increased to $21.8 million at March 31, 2005 from $17.9 million at June 30, 2004 due primarily to the timing of accrued payroll, increased accrued professional fees and other operating expense accruals.

Revolving credit facilities and long-term debt decreased $72.9 million from $325.0 million at June 30, 2004 to $252.1 million at March 31, 2005. The decrease is due to the net proceeds from the January 28, 2005 initial public offering used to redeem all of the Company's outstanding 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. This was partially offset by an $11.0 million increase in the outstanding balance under our credit facility.

Total shareholders' equity increased $113.3 million to $62.4 million from a deficit of $50.9 million due primarily to the Company receiving $109.8 million in net proceeds in connection with the January 28, 2005 initial public offering. Accumulated other comprehensive income increased $12.4 million from $13.8 million to $26.2 million primarily related to foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised) "Share-Based Payment," which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 (Accounting for Stock Issued to Employees) and will instead require that compensation expense be recognized based on the fair value on the date of the grant. The statement may have a material impact on our statement of operations.

Recent Tax Developments

We are currently assessing the implications of the recently passed American Jobs Creation Act of 2004 recently signed into law as we have significant foreign earnings.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report includes forward-looking statements regarding, among other things, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words "believe," "expect," "anticipate," "should," "plan," "will," "may," "intend," "estimate," "potential," "continue" and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including , without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled "Risk Factors" set forth in our registration statement on Form S-1 which was effective on January 27, 2005.

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

Payday Lending

On March 2, 2005, the Federal Deposit Insurance Corporation ("FDIC") issued a release revising payday lending guidance to FDIC-supervised institutions that offer payday loans. We are an international financial services company with a diversified product portfolio in 1,342 stores in operation as of March 31, 2005 including 170 We The People franchised locations in the United States offering retail-based legal document preparation services and 700 company-operated stores, in 35 states, the District of Columbia, Canada and the United Kingdom. The operations in the United Kingdom and Canada are not impacted by this recent Guidance. Dollar has relationships with two FDIC-supervised banks, First Bank of Delaware and County Bank of Rehoboth Beach, Delaware, pursuant to which the Company markets and services payday loans in the U.S. For the nine months ended March 31, 2005, Dollar realized $40.1 million of net servicing revenue from these two relationships, which represents 18.7% of Dollar's total revenue of $215.0 million for the nine months ended March 31, 2005.

Our long-term strategy has been and continues to be built around having a strong product mix in a diversified set of international markets. This strategy provides us with a diverse base of revenue growth opportunities. We expect that the impact, if any, of the Guidance on our store operations will be manageable and we are confident in the sustainability of our business model. Any potential impact cannot be determined until the uncertainties surrounding the timing and effect of the Guidance are ultimately resolved by the FDIC. The Guidance is in large measure similar to the FDIC's original examination guidance issued in July 2003, with the added provision that limits the period a customer may have payday loans outstanding from any lender to three months during the previous twelve month period. The Guidance also reiterates that Federal law authorizes Federal and state-chartered insured depository institutions to export their home state's interest rates to other states in which they do business and acknowledges that these institutions may do so through arrangements with third parties.

Interest Rates

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Although our revolving credit facilities carry variable rates of interest, our debt consists primarily of fixed-rate senior notes. Because most of our average outstanding indebtedness carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Exchange Rates

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2005, we held put options with an aggregate notional value of $(CAN) 40.8 million and (pound)(GBP)
8.7 million to protect the currency exposure in Canada and the United Kingdom through December 31, 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company's cash flow hedges for the three and nine months ended March 31, 2005. As of March 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders' equity of $159,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at March 31, 2005 was $277,000 and is included in other assets on the balance sheet.

Canadian operations accounted for approximately 267.3% of consolidated pre-tax earnings for the nine months ended March 31, 2005, and 882.5% of consolidated pre-tax earnings for the nine months ended March 31, 2004. U.K. operations accounted for approximately 110.0% of consolidated pre-tax earnings for the nine months ended March 31, 2005 and approximately 384.2% of consolidated pre-tax earnings for the nine months ended March 31, 2004. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $26.4 million. These gains and losses are included in corporate expenses.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $4.0 million for the nine months ended March 31, 2005 and $2.7 million for the nine months ended March 31, 2004. This impact represents nearly 37.7% of our consolidated pre-tax earnings for the nine months ended March 31, 2005 and 126.6% of our consolidated pre-tax earnings for the nine months ended March 31, 2004.

Item 4.  Controls and Procedures

          Evaluation of Disclosure Control and Procedures


As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer, president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer, president and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer, president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control Over Financial Reporting


There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 19, 2003 a former customer in Ontario, Canada, Margaret Smith, commenced an action against the us and our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages in an unspecified amount, including punitive damages. On February 1 and 2, 2005, we brought a motion to stay the action against it on jurisdictional grounds and our Canadian subsidiary brought a motion to stay the action against it based on its arbitration clause. The judgments on those motions are under review. On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary but this action has since been stayed because it is a duplicate action. On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks an unspecified amount of damages and other relief. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have agreed to arbitrate all disputes with us. On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our Canadian subsidiary's motion to stay the action and to compel arbitration of MacKinnon's claims, as required by his agreement with our Canadian subsidiary, was denied; our Canadian subsidiary appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court's ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision. On March 1, 2005, MacKinnon's application for certification of his action was dismissed. MacKinnon has appealed that dismissal and brought a series of motions seeking to have the motions judge reconsider her decision. Our Canadian subsidiary is opposing these motions and has renewed its application to stay the action based on its arbitration clause. On April 15, 2005 the solicitor acting for MacKinnon commenced a further identical proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. Our Canadian subsidiary has brought a motion to stay the Parsons action as a duplicate action. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Similar class actions have been commenced against the Company's Canadian subsidiary in Manitoba, New Brunswick Nova Scotia and Newfoundland. The Company is named as a defendant in the actions commenced in Nova Scotia and Newfoundland but has not been served with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2005, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-113570) relating to the initial public offering of an aggregate of 7,500,000 shares of our common stock, par value $0.0001 per share. Piper Jaffray & Co. and Jefferies & Company, Inc. acted as joint bookrunning managers of the offering and as representatives of the following underwriters: Ferris, Baker Watts, Incorporated, Keefe, Bruyette & Woods, Inc., JMP Securities LLC, Roth Capital Partners, LLC and ABN AMRO Rothschild LLC.

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

The following table summarizes the expenses incurred by us and by the selling stockholder in connection with the offering as of February 2, 2005, none of which were paid to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates:

--------------------------------------------------------------------------------------------------------------------
                            Underwriting       Expenses Paid to        Other Expenses           Total Expenses
                           Discounts and          or for the
                            Commissions          Underwriters
--------------------------------------------------------------------------------------------------------------------
Dollar Financial Corp.        $8,263,500                   --              $2,693,000             $10,956,500
--------------------------------------------------------------------------------------------------------------------
Selling Stockholder              136,500                   --                      --                 136,500
--------------------------------------------------------------------------------------------------------------------

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

On February 2, 2005, we also paid an aggregate of $3,719,444.45 to Leonard Green & Partners, L.P., representing accrued fees under a management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc., and us, and a fee to terminate the agreement prior to the contractual date of termination. Leonard Green & Partners, L.P. manages Green Equity Investors II, L.P., a limited partnership that owns 7,223,290 shares, or approximately 35.6%, of our outstanding common stock. Jonathan Seiffer, one of our directors, is a partner of Leonard Green & Partners, L.P. Jonathan Sokoloff, another of our directors, is an executive officer of Leonard Green & Partners, L.P. and a partner of a private equity firm affiliated with Leonard Green & Partners, L.P. Michael Solomon, one of our directors, is a vice president of Leonard Green & Partners, L.P.

The remaining net proceeds from the offering were used for working capital and general corporate purposes.

On March 7, 2005 we acquired substantially all of the assets of We The People Forms and Service Centers USA, Inc. ("WTP") relating to WTP's retail-based document preparation services business.

          The total consideration for the acquisition consisted of:

          o $12.0 million in cash, $10.5 million of which was paid at closing and $1.5 million of which was deposited into an escrow account to secure certain of WTP's indemnification obligations under the Asset Purchase Agreement;

          o $3.0 million in cash, the payment of which is contingent on the Registrants reaching certain future financial targets over a two year period arising from the assets acquired in the Acquisition;

          o    141,935 unregistered shares of Corp.'s common stock;

          o    the  assumption by the Company of certain  obligations  under the
               assumed   contracts,   including   obligations   under   existing
               franchising agreements; and

          o the assumption by the Company of a liability to pay up to $750,000 on account of certain outstanding franchise repurchase obligations.

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


                                   DOLLAR FINANCIAL CORP.


Date:    May 9, 2005              *By:  /s/ RANDY UNDERWOOD
                                        ----------------------------------------
                                          Name:  Randy Underwood
                                          Title: Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 chief accounting officer)


* The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.