Form 10-K
period 2005-06-30
DOLLAR FINANCIAL CORP
filed 2005-09-22
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50866
DOLLAR FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2636866

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1436 Lancaster Avenue
Berwyn, Pennsylvania	19312-1288

(Address of Principal Executive	(Zip Code)
Offices)
Registrant’s telephone number, including area code (610) 296-3400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 31, 2005, 18,087,702 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $135,430,453.
DOCUMENTS INCORPORATED BY REFERENCE
     The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its Annual Meeting of Stockholders to be held on November 17, 2005, is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

2005 Report on Form 10-K
Money Mart®, Loan Mart® and We The People® are trademarks of Dollar Financial Corp. This Annual Report on Form 10-K also includes trademarks and tradenames of other companies.

Item 1. BUSINESS
General
     We are a leading international financial services company serving under-banked consumers. Our customers are typically lower- and middle-income working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than banks and other financial institutions. To serve this market, we currently operate a network of 1,330 stores, including 742 company-operated stores, in 36 states, the District of Columbia, Canada and the United Kingdom. We provide a diverse range of consumer financial products and other services primarily consisting of check cashing, short-term consumer loans, money orders, money transfers and legal document preparation services. We have 588 franchised locations in the United States, Canada, and the United Kingdom, including our network of We The People stores acquired in March 2005. Our financial services store network is the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. Our We The People legal document preparation services retail store network is the largest of its kind in the United States.
     We are a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. We operate our store network through our direct wholly-owned subsidiary, Dollar Financial Group, Inc., a New York corporation formed in 1979 (“OPCO”), and its direct and indirect wholly-owned foreign and domestic subsidiaries (collectively, “OPCO”).
     Our network includes the following platforms for delivering our financial services and retail-based legal document preparation services to the consumers in our core markets:
United States
     We currently operate a total of 526 stores, with 263 operating under the name “Money Mart®”, 88 operating under the name “Loan Mart®” and 175 under the name “We The People®”. The Money Mart stores typically offer our full range of financial products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. The We The People stores offer retail-based legal document preparation services. At June 30, 2005, we also had relationships with 173 document transmitter locations, such as independent mail stores and insurance offices, which assisted in completing short-term consumer loans we marketed through a direct-to-consumer lending operation. We have, however, since discontinued our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations and currently no longer operate through any of these locations.
     Our U.S. business had revenues of $109.9 million for the twelve month period ended June 30, 2004 (“fiscal 2004”) and $118.1 million for the twelve month period ended June 30, 2005 (“fiscal 2005”).
Canada
     There are currently 345 financial services stores in our Canadian network, of which 214 are operated by us and 131 are operated by franchisees. All stores in Canada are operated under the name “Money Mart” except locations in the Province of Québec. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.
     Our Canadian business had revenues of $(USD)84.8 million for fiscal 2004 and $(USD)108.2 million for fiscal 2005.
United Kingdom
     There are currently 459 financial services stores in our U.K. network, of which 154 are operated by us and 305 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name “Cash A Cheque”) are operated under the name “Money Shop.” The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.
     Our U.K. business had revenues of $(USD)51.8 million for fiscal 2004 and $(USD)65.2 million for fiscal 2005.
     We currently have 588 franchised locations in Canada, the United Kingdom and in the United States. These franchised locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trade-

marks and service marks within the standards and guidelines we have established. Total franchise revenues were $7.5 million for fiscal 2004 and $11.3 million for fiscal 2005.
     Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2005, we cashed 8.1 million checks with a total face amount of $3.4 billion and an average face amount of $421 per check. Acting both as a servicer and as a direct lender, we originated 3.3 million short-term consumer loans with an average principal amount of $339 and a weighted average term of approximately 14.3 days. In addition, we acted as a direct lender originating 9,516 longer-term installment loans with an average principal amount of $1,089 and a weighted average term of approximately 327 days. We also strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.
Industry Overview
     We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.
     Lower- and middle-income individuals represent the largest part of the population in each country in which we operate. Many of these individuals work in the service sector, which in the United States is one of the fastest growing segments of the workforce.
     However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:
•	do not have sufficient assets to meet minimum balance requirements or to achieve the benefits of savings with banks;

•	do not write enough checks to make a bank account beneficial;

•	need access to financial services outside of normal banking hours;

•	desire not to pay fees for banking services that they do not use;

•	require immediate access to cash from their paychecks;

•	may have a dislike or distrust of banks; and

•	do not have a neighborhood bank in close proximity to them.
     In addition to check cashing services, under-banked consumers also require short-term loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:
•	their immediate need for cash;

•	irregular receipt of payments from their employers;

•	their desire for convenience and customer service; and

•	the unavailability of bank loans in small denominations for short terms.
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
Growth Opportunities
     We believe that significant opportunities for growth exist in our industry as a result of:
•	growth of the service-sector workforce;

•	failure of commercial banks and other traditional financial service providers to adequately address the needs of lower and middle-income individuals; and

•	trends favoring larger operators in the industry.
     We believe that, as the lower- and middle-income population segment increases, and as trends within the retail banking industry make banking less accessible to these consumers, the industry in which we operate will see a significant increase in demand for our products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:
•	economies of scale available to larger operations;

•	use of technology to serve customers better and to control large store networks;

•	inability of smaller operators to form the alliances necessary to deliver new products; and

•	increased licensing and regulatory burdens.
     This consolidation process should provide us, as operator of one of the largest store networks, with opportunities for continued growth.
Competitive Strengths
     We believe that the following competitive strengths position us well for continued growth:
     Leading Position in Core Markets. We have a leading position in core markets, operating 374 company-owned stores in the United States, 214 company-owned stores in Canada and 154 company-owned stores in the United Kingdom. We currently have 131 franchised locations in Canada, 305 franchised locations in the United Kingdom and 152 franchised locations in the United States, 146 of which operate under the name We The People and offer retail-based legal document preparation services. Highlights of our competitive position in these core markets include the following:
•	Our domestic network is focused in rapidly growing markets in the western United States, where we believe we have held leading market positions for over 10 years.

•	We are the industry leader in Canada, and we hold a dominant market share with a store in almost every Canadian city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85%.

•	We believe that we are the largest check cashing company in the United Kingdom, comprising nearly 25% of the market measured by number of stores, although we believe that we account for 40% of all check cashing transactions performed at check cashing stores.

•	Our We The People stores comprise the largest network of retail-based legal document preparation services in the United States.

     High-quality Customer Service. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers. We believe that our customers appreciate this convenience, as well as the flexible and extended operating hours that we typically offer, which are often more compatible with our customers’ work schedules. We provide our customers with a clean, attractive and secure environment in which to transact their business. We believe that our friendly and courteous customer service at both the store level and through our centralized support centers is a competitive advantage.
     Diversified Product and Geographic Mix. Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders, money transfers and legal document preparation services. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, reloadable VISA® brand debit cards, photo ID and prepaid local and long-distance phone services. For fiscal 2005, the revenue contribution by our check cashing operations was 44.2%, our consumer lending operations was 42.4% and our other products and services were 13.4%. In addition to our product diversification, our business is diversified geographically. For fiscal 2005, our U.S. operations generated 40.5% of our total revenue, our Canadian operations generated 37.1% of our total revenue and our U.K. operations generated 22.4% of total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities. Our acquisition in March 2005 of 168 We The People franchises and three company-owned stores further diversifies our revenues and provides us with additional growth opportunities.
     Diversification and Management of Credit Risk. Our revenue is generated through a high volume of small dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2005, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.26%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 2.1%. During the period where we transition our consumer loan portfolio from bank-funded loans to company-funded loans in connection with the implementation of the March 2, 2005 revisions to the Federal Deposit Insurance Corporation, or FDIC, guidelines for payday lending, which became effective on July 1, 2005 (as revised, the “Payday Lending Guidance”), net write-offs as a percentage of originations may materially increase.
     Management Expertise. We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry. Our Chairman and Chief Executive, Jeffrey Weiss, and our President, Donald Gayhardt, have been with us since 1990 and have demonstrated the ability to grow our business through their operational leadership, strategic vision and experience in making selected acquisitions. Since 1990, Mr. Weiss and Mr. Gayhardt have assisted us in completing 39 acquisitions that added 469 company-operated stores and 170 We The People stores. In addition, the management team is highly motivated to ensure continued business success, as they collectively own approximately 8.5% of our outstanding common stock.
Business Strategy
     Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:
     Capitalizing on Our Enhanced Network and System Capabilities. With our current network of 1,330 stores, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.
     Growing Through Disciplined Network Expansion. We intend to continue to grow our network through the addition of new stores and franchisees, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability, and growth potential. We seek to add locations that offer check cashing, consumer lending, legal document preparation services or a combination of any of these products and services. In fiscal 2005, we opened 42 new financial service stores, acquired 51 financial services stores and acquired 168 We The People franchises and three company-owned legal document preparation stores; and we opened four franchised stores offering re-

tail-based legal document preparation services. In addition to these new store openings, we are actively seeking to acquire targeted competitor operations in selected expansion markets in the United States, Canada, and the United Kingdom.
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
     Introducing Related Products and Services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, during the twelve month period ended June 30, 2003 (“fiscal 2003”), we introduced private branded reloadable debit cards and customer loyalty programs in many of our stores. We also offered new tax-based products to our Canadian customers, providing qualified individuals with cash advances against anticipated tax refunds. In fiscal 2004, we introduced reloadable VISA® brand debit cards, and, in fiscal 2005, we introduced VISA® brand gift cards and began offering legal document preparation services through the acquisition of 168 We The People franchises and three company-owned We The People stores. Our product development department continues to develop and test additional new products and services for our customers.
     Expansion of Our Franchising Strategy. We intend to expand the reach of our business and our network through an extension of our existing franchising strategy. In Canada and the United Kingdom, we have developed our leading market positions in part through the use of a franchising strategy that allowed us to expand without incurring additional capital expenditures. We currently have 131 franchised locations in Canada, and 305 franchised locations in the United Kingdom and 152 franchised locations in the United States, six of which are financial services stores and 146 of which are We The People stores offering retail-based legal document preparation services.
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
U.S. Customers
     Based on our operating experience and information provided to us by our customers, we believe that our core domestic check cashing customer group is composed of individuals between the ages of 18 and 44. The majority of these individuals rent their homes, are employed and have annual household incomes of between $10,000 and $35,000, with a median income of $22,500. We believe that many of our customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. In addition, we believe that although approximately 38% of our U.S. customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours more convenient than those of banks and because they value the ability to receive cash immediately, without waiting for a check to clear.
     Our operating experience and customer data also suggest that our short-term consumer loan customers are mainly individuals between the ages of 18 and 49. The majority of these individuals rent their homes and are employed in professional/managerial positions. A survey conducted by the Credit Research Center of Georgetown University found that 52.4% of short-term consumer loan customers reported household incomes between $25,000 and $50,000 with 24.8% greater than $50,000. The survey also found that these customers choose short-term consumer loans because of easy and fast approval and convenient location. Unlike many of our check cashing customers, short-term consumer loan customers have a bank account but experience temporary shortages in cash from time to time.

Canadian Customers
     Based on recent market research surveys, we believe that the demographics of our Canadian customers are somewhat different from those of our U.S. customers. Our typical Canadian check cashing customer is approximately 34 years old, employed in the trades/labor sector and earning $(USD)22,400 annually. Our typical Canadian short-term loan customer is 25 to 44 years old, employed in the services sector and earning $(USD)27,300 annually. Approximately 60% of our Canadian customers are male and 40% are female. In contrast to the United States, 66% of our Canadian check cashing customers have bank accounts. Our research shows that these customers continue to use our services because of our fast and courteous service, the stores’ extended operating hours and convenient locations.
U.K. Customers
     Recent market research conducted on our behalf and our own customer data have shown that 89% of our U.K. customers have annual incomes below $(USD)30,000, and 58% are under the age of 35. According to market research, approximately 85% of our customer base is employed, with equal numbers of males and females. While 80% of our U.K. customers have bank accounts, they report a high level of dissatisfaction with their current bank relationship. Market research indicates customer service satisfaction levels for our U.K. customers above 95% compared with 50% to 65% satisfaction for the major banks. Staff friendliness and face-to-face contact are key drivers of customer satisfaction. The need for immediate cash is the number one reason for using our services.
Products and Services
     Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term consumer loans and use one or more of the additional financial services available at most locations including Western Union money order and money transfer products, legal document preparation services, electronic tax filing, bill payment, reloadable VISA brand® debit cards, foreign currency exchange, photo ID and prepaid local and long-distance phone services.
Check Cashing
     Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer’s identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores. For fiscal 2005, check cashing fees averaged approximately 3.76% of the face value of checks cashed.

     The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S., Canadian and U.K. operations for the periods indicated below:

	Year ended June 30,
	2001	2002	2003	2004	2005
	(Unaudited)
Consolidated operations:
Face amount of checks cashed	$3,046,705,000	$2,969,455,000	$2,938,950,000	$3,169,350,000	$3,424,835,000
Number of checks cashed	9,001,635	8,627,526	8,568,944	8,427,990	8,141,697
Average face amount per check	$338.46	$344.18	$342.98	$376.05	$420.65
Average fee per check	$11.74	$12.06	$12.65	$13.93	$15.81
Average fee as a % of face amount	3.47%	3.50%	3.69%	3.70%	3.76%

U.S. operations:
Face amount of checks cashed	$1,728,504,000	$1,636,967,000	$1,384,958,000	$1,349,956,000	$1,309,231,000
Number of checks cashed	4,485,393	4,317,534	3,855,664	3,621,174	3,379,123
Average face amount per check	$385.36	$379.14	$359.20	$372.80	$387.45
Average fee per check	$12.19	$12.41	$12.75	$13.18	$13.79
Average fee as a % of face amount	3.16%	3.27%	3.55%	3.54%	3.56%

Canadian operations:
Face amount of checks cashed	$874,187,000	$896,586,000	$989,663,000	$1,144,380,000	$1,300,089,000
Number of checks cashed	3,445,858	3,359,225	3,475,201	3,476,375	3,529,879
Average face amount per check	$253.69	$266.90	$284.78	$329.19	$368.31
Average fee per check	$8.67	$9.03	$9.58	$11.07	$12.38
Average fee as a % of face amount	3.42%	3.38%	3.36%	3.36%	3.36%

U.K. operations:
Face amount of checks cashed	$444,014,000	$435,902,000	$564,329,000	$675,014,000	$815,515,000
Number of checks cashed	1,070,384	950,767	1,238,079	1,330,441	1,232,695
Average face amount per check	$414.82	$458.47	$455.81	$507.36	$661.57
Average fee per check	$19.76	$21.93	$20.99	$23.45	$31.20
Average fee as a % of face amount	4.76%	4.78%	4.60%	4.62%	4.72%
     From fiscal 2001 through the end of fiscal 2005, the number of stores in our network has increased, while the number of checks cashed in the U.S. has decreased. The primary reasons for this are an increased focus on our consumer loan products and an overall increase in the United States unemployment rate, both of which have resulted in a reduction in the overall number of checks cashed. In addition, studies by the Federal Reserve Board and others show that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. We also have a decreased focus on cashing government checks. We have increased our focus on cashing lower fee payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.
     If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collections department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2005, we collected 72.5% of the face value of returned checks.

     The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S., Canadian and U.K. operations for the periods indicated below:

	Year ended June 30,
	2001	2002	2003	2004	2005
	(Unaudit)
Face amount of returned checks	$27,938,000	$27,874,000	$26,164,000	$29,061,000	$32,893,000
Collections on returned checks	19,752,000	20,812,000	19,426,000	21,399,000	23,715,000
Net write-offs of returned checks	8,186,000	7,062,000	6,738,000	7,662,000	9,178,000
Collections as a percentage of returned checks	70.7%	74.7%	74.2%	73.6%	72.1%
Net write-offs as a percentage of check cashing revenues	7.7%	6.7%	6.2%	6.5%	7.1%
Net write-offs as a percentage of face amount of checks cashed	0.27%	0.24%	0.22%	0.24%	0.27%

United States operations:
Face amount of returned checks	$14,519,000	$15,411,000	$12,046,000	$13,761,000	$14,749,000
Collections on returned checks	8,872,000	10,560,000	8,335,000	10,284,000	10,881,000
Net write-offs of returned checks	5,647,000	4,851,000	3,711,000	3,477,000	3,868,000
Collections as a percentage of returned checks	61.1%	68.5%	69.2%	74.7%	73.8%
Net write-offs as a percentage of check cashing revenues	10.3%	9.1%	7.6%	7.3%	8.3%
Net write-offs as a percentage of face amount of checks cashed	0.33%	0.30%	0.25%	0.26%	0.30%

Canadian operations:
Face amount of returned checks	$7,356,000	$6,952,000	$8,116,000	$8,797,000	$10,155,000
Collections on returned checks	6,521,000	6,452,000	7,246,000	7,320,000	8,379,000
Net write-offs of returned checks	835,000	500,000	870,000	1,477,000	1,776,000
Collections as a percentage of returned checks	88.6%	92.8%	89.3%	83.2%	82.5%
Net write-offs as a percentage of check cashing revenues	2.8%	1.6%	2.6%	3.8%	4.1%
Net write-offs as a percentage of face amount of checks cashed	0.10%	0.06%	0.09%	0.13%	0.14%

United Kingdom operations:
Face amount of returned checks	$6,063,000	$5,511,000	$6,002,000	$6,503,000	$7,989,000
Collections on returned checks	4,359,000	3,800,000	3,845,000	3,795,000	4,455,000
Net write-offs of returned checks	1,704,000	1,711,000	2,157,000	2,708,000	3,534,000
Collections as a percentage of returned checks	71.9%	69.0%	64.1%	58.4%	55.8%
Net write-offs as a percentage of check cashing revenues	8.1%	8.2%	8.3%	8.7%	9.2%
Net write-offs as a percentage of face amount of checks cashed	0.38%	0.39%	0.38%	0.40%	0.43%

Consumer Lending
     We currently originate short-term loans on behalf of one domestic bank and for our own account. For the short-term consumer loans we originate, at the time the funds are advanced to the borrower, the borrower signs a note and provides the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which is generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit is presented for payment.
     From June 13, 2002 until July 27, 2005, we acted as a servicer for County Bank of Rehoboth Beach, Delaware and we have acted as a servicer for First Bank of Delaware since October 18, 2002. The Payday Lending Guidance, among other things, limits the period a borrower may have payday loans outstanding from any FDIC-insured bank to three months during a twelve-month period. As a result of the Payday Lending Guidance, we are transitioning from the bank-funded consumer loan model to the company-funded consumer loan model in most of the states where we previously offered bank-funded consumer loans. As part of this transition, we terminated our relationship with County Bank and amended our relationship with First Bank, in each case by mutual agreement.
     On behalf of First Bank in the United States, we market certain unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Prior to July 1, 2005, loans were made for amounts up to $1,000, with terms of 7 to 23 days. Under these programs, we earned servicing fees, which were reduced if the related loans were not collected. We maintain a reserve for estimated reductions. In addition, we maintain a reserve for anticipated losses for loans we make directly. In order to estimate the appropriate level of these reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to First Bank and serviced by us, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2005, County Bank originated or extended approximately $115.5 million of loans through our locations and document transmitters. First Bank originated or extended approximately $303.2 million of loans through us during this period. County Bank originated or extended approximately $136.2 million of loans through our locations and document transmitters during fiscal 2004 and First Bank originated or extended approximately $249.1 million of loans through us for the same period. Subsequent to June 30, 2005, we are offering these bank-funded short-term consumer loans principally in the States of Pennsylvania and Texas, only.
     As of June 30, 2005, we completed the transition of 241 stores in the following states to the company-funded loan model: Arizona, California, Hawaii, New Mexico, Nevada, Utah, Washington and the District of Columbia. Since June 30, 2005, we have transitioned all stores in the remaining states where enabling legislation exists, with the exception of Ohio. In August 2005, we received license approval from the state of Ohio to offer payday loans under state law. Until this license was approved, we continued to offer bank funded loans in the 22 Ohio locations under the 90 day loan limitation. On August 26, 2005, we began offering company-funded loans in the Ohio stores.
     We also originate unsecured short-term loans to borrowers for our own account in Canada, the United Kingdom and now, most United States markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to £600, with a term of 28 days. We originated or extended approximately $684.7 million of the short-term consumer loans through our locations and document transmitters during fiscal 2005 and approximately $491.4 million through our locations and document transmitters during 2004. In addition, beginning in fiscal 2003 we acted as a direct lender of longer-term installment loans in the United Kingdom. This product was introduced in certain United States and Canadian markets at the end of fiscal year 2004. In the United States for fiscal 2005, we originated 414 installment loans with an average principal amount of $781 and a weighted average term of approximately 275 days. We originated or extended installment loans through our locations in the United States of approximately $324,000 in fiscal 2005. In Canada, we originated 2,167 installment loans with an average principal amount of $1,180 and a weighted average term of approximately 215 days. We originated or extended installment loans through our locations in Canada of approximately $2.6 million in fiscal 2005. In the United Kingdom for fiscal 2005, we originated 6,935 installment loans with an average principal amount of $1,079 and a weighted average term of approximately 365 days. In United Kingdom for fiscal 2004, we originated 4,675 longer-term installment loans with an average principal amount of $845 and a weighted average term of approximately 365 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $7.5 million in fiscal 2005 and $3.9 million in fiscal 2004. Outstanding installment loan receivable at June 30, 2005 is $128,883, $4.3 million and $1.1 million in the United States, United Kingdom and Canada, respectively.
     Additionally, as part of the transition to the company-funded loan model, we are discontinuing our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. We expect this to result in a loss of approximately $4.0 million of revenues for the twelve month period ending June 30, 2006 (“fiscal 2006”) with a minimal impact on income before income taxes. We will continue to offer loans direct to borrowers through other channels of distribution.

     We had approximately $41.4 million of consumer loans on our balance sheet at June 30, 2005 and approximately $32.9 million on June 30, 2004. These amounts are reflected in total loans receivable. Loans receivable at June 30, 2005 are reported net of a reserve of $2.7 million related to consumer lending. Loans receivable at June 30, 2004 are reported net of a reserve of $2.3 million related to consumer lending.
     The following table presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (dollars in thousands):

	Year ended
	June 30,
	2003	2004	2005

U.S. company-funded consumer loan originations (1)	$81,085	$65,868	$73,762
Canadian company-funded consumer loan originations (2)	248,149	309,016	447,940
U.K. company-funded consumer loan originations (2)	99,499	115,283	173,326

Total company-funded consumer loan originations	$428,733	$490,167	$695,028

U.S. Servicing revenues, net	$41,175	$47,144	$52,350
U.S. company-funded consumer loan revenues	14,137	9,873	11,511
Canadian company-funded consumer loan revenues	22,492	31,479	48,682
U.K. company-funded consumer loan revenues	14,748	19,404	25,829
Provision for loan losses on company-funded loans	(9,967)	(9,928)	(14,793)

Total consumer lending revenues, net	$82,585	$97,972	$123,579

Gross charge-offs of company-funded consumer loans	$42,497	$45,074	$64,725
Recoveries of company-funded consumer loans	(32,105)	(36,102)	(50,352)

Net charge-offs on company-funded consumer loans	$10,392	$8,972	$14,373

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.9%	9.2%	9.3%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.5%	7.4%	7.2%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.4%	1.8%	2.1%

(1)	Our company-operated stores in the United States originate company-funded and bank funded short-term consumer loans. Document transmitter locations in the United States originated only bank funded loans.

(2)	All consumer loans originated in Canada and the United Kingdom are company-funded.
     The increase in total company-funded originations of $204.8 million in fiscal 2005 over fiscal 2004, as well as in prior periods, was driven primarily by increases in originations in Canada and from newly opened stores in Canada and the United Kingdom.

Other Services and Products
     In addition to check cashing and short-term loans, our customers may choose from a variety of products and services when conducting business at our locations. These services include Western Union money order and money transfer products, legal document preparation services, electronic tax filing, bill payment, foreign currency exchange, VISA® brand reloadable debit-cards and gift cards, photo ID and prepaid local and long-distance phone services. A survey of our customers by an independent third party revealed that over 50% of customers use other services in addition to check cashing. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.
     Among our most significant financial services products and services other than check cashing and short-term loans are the following:
•	Money Transfers—Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 212,000 agents in more than 195 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2005, we generated total money transfer revenues of $14.8 million, primarily at our check cashing stores.

•	Money Orders—Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2005, money order transactions had an average face amount of $182.81 million and an average fee of $1.17. For fiscal 2005, our customers purchased 2.1 million money orders, generating total money order revenues of $2.4 million.

Store Operations
Locations
     The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2001	2002	2003	2004	2005
CALIFORNIA
Southern	47	47	47	47	47
Northern	95	93	91	90	90

ARIZONA
Phoenix	40	45	43	43	51
Tucson	13	16	16	16	16

OTHER UNITED STATES
Louisiana	4	4	4	4	29
Ohio	24	23	22	22	22
Washington	21	18	18	18	18
Pennsylvania	19	19	17	17	17
Virginia	16	16	16	16	16
Oklahoma	13	13	10	10	10
Nevada	11	11	8	8	8
Colorado	14	15	7	7	7
Texas	3	4	4	4	4
Utah	5	5	4	4	4
New Mexico	3	3	3	3	3
Hawaii	3	3	3	3	3
Maryland/D.C.	11	10	2	1	1
Wisconsin	1	1	1	1	1
Oregon	5	5	5	5	0
Franchised locations	0	0	0	0	6

WE THE PEOPLE
Company operated	0	0	0	0	3
Franchised locations	0	0	0	0	172

CANADA
Company operated	157	167	181	194	214
Franchised locations	86	87	109	117	129

UNITED KINGDOM
Company operated	126	123	122	125	152
Franchised locations	261	290	351	355	312

Total stores	978	1,018	1,084	1,110	1,335

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
Acquisitions
     Since 1990, we have grown our store network domestically and internationally in part through acquisitions. We have successfully targeted, executed and closed over 39 acquisitions that added 469 company-owned financial services stores and 171 We The People locations.
     In November 1996, we completed our first acquisition of Canadian stores, adding 36 company operated locations and 107 franchised locations. We now operate 345 stores in Canada which include 131 franchised locations. During fiscal 1998, we opened our first Loan Mart stores in the United States, offering only short-term consumer loans. We have continued to build new Loan Mart stores in a number of markets in the United States and today operate 88 of these stores. In February 1999, we completed our first acquisition of stores in the United Kingdom when we purchased 11 stores. Since entering the U.K. market, we have completed seven additional acquisitions of chains which added 92 company-operated stores and 267 franchised locations, built 41 new company-operated stores and added 90 new franchised locations, net. We now operate a total of 459 stores in the United Kingdom which include 305 franchised locations.
     On January 4, 2005, we acquired substantially all of the outstanding shares of International Paper Converters Limited adding 17 company-owned financial services stores and two franchised financial services stores in the United Kingdom. The aggregate purchase price for this acquisition was $2.7 million.
     On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Services, L.L.C. and certain of its affiliates .This acquisition added 24 financial services stores in the Louisiana market adding to our existing market share in that area of the country. The aggregate purchase price for this acquisition was $9.9 million, plus a maximum revenue earn-out of up to $2.4 million payable January 31, 2006.
     On March 7, 2005 our wholly owned subsidiary We The People USA, Inc. acquired substantially all of the outstanding assets of We The People Forms and Service Centers USA, Inc. relating to the retail-based legal document preparation services business. We now offer these services through a network of 146 franchised and 29 company-owned store locations in 32 states. The aggregate purchase price for this acquisition was $14.0 million.
     On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc. This acquisition added five financial services stores in the Arizona market, adding to our existing market share in that area of the country.
     We are actively seeking targeted acquisitions and anticipate adding acquired stores in all three of our geographical markets in the future.
Facilities and Hours of Operation
     As part of our retail and customer-driven strategy, we present a clean and attractive environment and an appealing format for our stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the teller and back office areas.
     Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, we operate stores 24 hours, seven days per week.
Operational Structure
     Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall strategic direction. This corporate staff includes personnel dedicated to compliance functions, including internal audit, risk management, and privacy, as well as executive management, business development, finance, investor relations, credit and legal functions. We also maintain corporate offices in Victoria, British Columbia and Nottingham, England, as well as We The People operations in Santa Barbara, California. Management of our North American store operations is located in our Victoria office while the Nottingham office provides support for our U.K. store operations. This support includes executive store management and finance, and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing.
     Additionally, in each country in which we operate, we have a store-management organization that is responsible for the day-to-day operations of our stores. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a market manager who supervises approximately five district managers. The market managers report to the head of operations in each of our corporate offices.
     We have a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs 156 full-time staff. Operating from 8:00 A.M. to midnight, Eastern Time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collections personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations. We believe that our ongoing investment in, and company-wide focus on our compliance practices provides us with a competitive advantage relative to most other companies in our industry.
Technology
     We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan-collection efforts better and to comply with regulatory recordkeeping and reporting requirements.
     We continue to enhance our point-of-sale transaction processing system, which is composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit-verification process. Also, we have deployed an enhanced centralized loan-management and collections system that provides improved customer service processing and management of loan transactions. The loan-management system and collections system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology, which has the effect of reducing both processing and loan-closing times. The point-of-sale system, together with the enhanced loan-management and collections systems, has improved our ability to offer new products and services and our customer service.
Security
     The principal security risks to our operations are robbery and employee theft. We have extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.5% of total revenues for fiscal 2005, a decline from net security losses of 0.6% of total revenues for fiscal 2004.
     To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store’s security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure teller area. Additional security measures include identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.
     Since we handle high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical in combating defalcations. We have an internal auditing program that includes periodic unannounced store audits and cash counts at randomly selected locations.
Advertising and Marketing
     We frequently survey and research customer trends and purchasing patterns in order to place the most effective advertising for each market. Our marketing promotions typically include in-store merchandising materials, advertising support and instruction of store personnel in the use of the materials. Drawing on statistical data from our transaction database, we use sophisticated direct marketing strategies to communicate with existing customers and prospects with demographic characteristics similar to those of existing customers. National television advertising promotes our brand in Canada and our franchisees contribute to fund this advertising. We also arrange cooperative advertising for our products and services with strategic partners such as Western Union and VISA. We provide our store managers with local marketing training that sets standards for promotions and marketing programs for their stores. Local marketing includes attendance and sponsorship of community events. A national classified telephone directory company is used to place all Yellow Pages advertising as effectively and prominently as possible. We research directory selection to assure effective communication with our target customers.
Competition
     Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. The industry in which we operate in the United States is highly fragmented. An independent industry report estimated the number of check cashing outlets at 13,000 in March 2002, an increase from the approximately 2,200 national listings in 1986, according to a similar industry survey. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. According to an industry survey, the seven largest check cashing chains in the United States control fewer than 22% of the total number of U.S. stores, reflecting the industry’s fragmented nature. An independent report estimated the number of stores offering short-term consumer loans as their principal business at approximately 15,000 as of December 2002. In addition, our legal document preparation services retail store network is the largest network of its kind in the United States.
     In Canada, we are the industry leader and we hold a dominant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English-speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or short-term consumer loans to be 1,100. We believe there is only one other network of stores with over 100 locations and that there are only three chains with over 50 locations. While we believe that we enjoy almost 30% market share by outlet in Canada, our research estimates our market share by volume of business to be closer to 50%.
     Based on information from the British Cheque Cashers Association, we believe that we have a U.K. market share of approximately 25%. In addition, we believe that our 464 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.
     In addition to other check cashing stores and consumer lending stores in the United States, Canada and the United Kingdom, we compete with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants principally provide this service to a limited number of customers with superior credit ratings and will typically only cash “first party” checks, or those written on the customer’s account and made payable to the store.
     We also compete with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls. Our We The People locations compete with other providers of legal document preparation services in a highly fragmented market generally comprised of attorneys and law firms, single-store operators of paralegal businesses, as well as such businesses conducting business over the Internet.
     We believe that convenience, hours of operations and other aspects of customer service are the principal factors influencing customers’ selection of a financial services company in our industry, and that the pricing of products and services is a secondary consideration.
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
     Some states, including California, Ohio, Pennsylvania, Utah, Washington and the District of Columbia have, enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.
     In Canada, the federal government does not directly regulate our industry, nor do provincial governments generally impose any regulations specific to the industry. The exception is in the Province of Québec, where check cashing stores are not permitted to charge a fee to cash government checks.
     In the United Kingdom, as a result of the Cheques Act of 1992, banks must refund fraudulent or dishonest checks they clear. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for check-clearing businesses such as ours. Additionally, in 2001 the Money Laundering Act of 1993 was enhanced, requiring check cashing, money transfer and bureau de change providers to be licensed. We currently comply with these more stringent rules and regulations.
Regulation of Consumer Lending
     In the United States, historically the majority of our stores were in states where we engaged in consumer lending as a servicer for federally insured financial institutions. We provided these banks with marketing, servicing and collections services for their unsecured short-term loan products that were offered under our brand name Cash Til Payday®. We also offered company-funded short-term loan products in a limited number of states where we had stores, also under our Cash Til Payday® mark. On March 2, 2005, the FDIC issued the Payday Lending Guidance which, among other things, limits the period a borrower may have payday loans outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the Payday Lending Guidance, we would transition away from the bank-funded consumer loans to company-funded consumer loans. These loans will continue to be marketed under our Cash Til Payday mark.
     As of June 30, 2005, we completed the transition of 241 stores in the following states to the company-funded loan model: Arizona, California, Hawaii, New Mexico, Nevada, Utah, Washington, and the District of Columbia. Since June 30, 2005, we have transitioned all stores in the remaining states where enabling legislation exists, with the exception of Ohio. In August 2005, we received license approval from the state of Ohio to offer payday loans under state law. Until this license was approved, we continued to offer bank funded loans in the 22 Ohio locations under the 90 day loan limitation. On August 26, 2005, we began offering company-funded loans in the Ohio stores.
     We will continue to market consumer loans made by First Bank of Delaware to consumers in Texas and Pennsylvania in accordance with the Payday Lending Guidance, because these states do not have enabling legislation that permits us to make any loans directly to consumers who reside in such states. We do not plan to open any company-operated stores to engage in the consumer lending business in 11 other states where legislation is unfavorable or the service is not likely to be profitable.
     In fiscal 2005, we ceased offering bank-funded loans in Arizona as a result of a state administrative law judge’s determination that our origination of loans made by First Bank of Delaware did not conform with Arizona law. We agreed not to contest this determination and immediately transitioned to company-funded loans in Arizona. This change is not expected to have a material effect on revenues or income.
     In fiscal 2004, we ceased offering short-term consumer loans in Georgia in response to a law passed by the state legislature prohibiting these loans. Our short-term consumer lending business in Georgia was immaterial financially, generating revenues of $755,000 in fiscal 2004 and $500,000 in fiscal 2003, and we had no company-operated stores in that state. We are not currently aware of similar legislation that would require us to exit markets where we generate significant revenues.
     Our Canadian consumer lending activities are subject to provincial licensing in Saskatchewan, Nova Scotia and Newfoundland but are subject only to limited substantive regulation. A federal usury ceiling applies to loans we make to Canadian consumers. Such borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to the maximum permissible finance charge, our customary check-cashing fees.
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
     Our consumer lending activities are also subject to certain other state, federal and foreign regulations, including regulations governing lending practices and terms, such as truth in lending, debt collection practices and usury laws, and rules regarding advertising content.
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
Regulation of Legal Document Preparation Services Business
     The regulation of our legal document preparation services business comes from two principal sources:
•	state laws which prohibit the unauthorized practice of law and state consumer protection laws which prohibit fraudulent, deceptive and improper business practices generally; and

•	Section 110 of the United States Bankruptcy Code.
     All states have laws which prohibit the unauthorized practice of law. In addition, all states have consumer protection laws which prohibit fraudulent, deceptive and improper business practices. In some states, the state bar association, in conjunction with a regulatory agency such as the state supreme court or the state attorney general, monitors and enforces compliance with the state’s prohibitions on the unauthorized practice of law. In other states, the state attorney general’s consumer protection regulatory authority includes monitoring and enforcing compliance with the state’s prohibitions on the unauthorized practice of law. Two states, Arizona and California, have enacted laws which specifically allow and regulate the preparation of legal documents by non-attorneys, including provisions which detail specific educational, certification and licensing requirements. There have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys. In Illinois, there are competing bills moving through the legislative process which would regulate the preparation of legal documents by non-attorneys. At the Federal level, the preparation of bankruptcy petitions by non-attorneys is regulated by Section 110 of the United States Bankruptcy Code. Section 110 places restrictions on, among other things, the manner in which a non-attorney may advise debtors, and sets forth additional requirements regarding how services are provided, the reasonableness of a non-attorney’s bankruptcy petition preparation fees and how bankruptcy court filing fees are collected and handled. The recently enacted Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 added certain disclosure require-

ments to Section 110, none of which is expected to have a material impact on our legal document preparation services business. This legislation will also require prospective debtors to seek consumer credit counseling before filing for Chapter 7 bankruptcy. It is too soon to tell what impact, if any, this requirement will have on the bankruptcy petitions segment of our legal document preparation services business.
     We believe that our legal document preparation services business model does not constitute the practice of law. From time to time, we receive inquiries from state bar associations and state regulatory authorities regarding our legal document preparation services business model and the activities of our franchisees. We address these inquiries as they are made on a case-by-case basis. In many instances, no further inquiries or actions are taken by the state bar association or regulatory authority. Nevertheless, our business model has been and continues to be challenged in various states and, at the Federal level, by various United States bankruptcy trustees.
Privacy Regulation
     We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.
Other Regulation
     We operate a total of 137 financial service stores in California. This state has enacted a so-called “prompt remittance” statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statute limits the number of days, known as the “float,” that we have use of the money from the sale of the money order.
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
Employees
     On June 30, 2005, we employed 3,909 persons worldwide, consisting of 349 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 3,560 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.
     None of our employees is represented by a labor union, and we believe that our relations with our employees are good.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     This report may contain certain forward-looking statements regarding our expected performance for future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the industry, consumer demand, regulatory factors and the success of our strategies and other factors detailed from time to time in our annual and other reports filed with the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statement, including our goals referred to herein, include but are not limited to our inability to:
•	effectively compete in the financial services or legal document preparation services industries and maintain our share of the market;

•	manage risks inherent in an international operation, including foreign currency fluctuation;

•	maintain our key banking relationships;

•	sustain demand for our products and services;

•	manage changes in applicable laws and regulations governing consumer protection and lending practices;

•	manage our growth effectively;

•	compete in light of technological advances; or

•	safeguard against employee error and theft.
Item 2. PROPERTIES
     All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2005, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Period Ending	Number of
June 30,	Leases Expiring
2006	118
2007 - 2010	481
2011 - 2015	109
2016 - 2020	14
2021 - 2024	1

723

     The following table reflects the change in the number of stores during fiscal years 2003, 2004 and 2005:

	2003	2004	2005

Number of stores at beginning of period	1,018	1,084	1,110
New stores opened	14	14	42
Stores acquired	5	3	51
Stores closed	(36)	(3)	(15)
Net change in franchise stores	83	12	147

Number of stores at end of period	1,084	1,110	1,335

Item 3. LEGAL PROCEEDINGS
     In addition to the legal proceedings discussed below, which we are defending vigorously, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although we believe that the resolution of these proceedings will not materially adversely impact our business, there can be no assurances in that regard.
Canadian Legal Proceedings
     On August 19, 2003 a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. On February 1 and 2, 2005, we brought a motion to stay the action against us on jurisdictional grounds; and our Canadian subsidiary brought a motion to stay the action against it based on its arbitration clause. The court recently denied these motions. We have appealed the dismissal of our jurisdiction motion. Our Canadian subsidiary has also appealed the dismissal of its motion to stay and Smith has brought a motion to quash its appeal. These appeals and the motion to quash are pending.
     On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
     On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks damages and other relief. We are named as a defendant in this action but we have not been served with the statement of claim to date. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have signed agreements to arbitrate all disputes with us.
     On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, our Canadian subsidiary’s motion to stay the action and to compel arbitration of MacKinnon’s claims, as required by his agreement with our Canadian subsidiary, was denied; our Canadian subsidiary appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court’s ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision.
     On March 1, 2005, MacKinnon’s application for class certification of his action was dismissed. As a result our Canadian subsidiary renewed its application for a stay of this action based on its arbitration clause but that motion has been adjourned pending the outcome of the various proceedings described below.
     MacKinnon appealed the dismissal of his certification motion. This appeal is pending. MacKinnon also brought a series of motions seeking to have the motions judge reconsider her decision. On June 16, 2005, the motions judge ordered that MacKinnon could proceed with his claims against our Canadian subsidiary in a newly constituted action, and could reapply for certification of his action as a class proceeding rather than proceeding with his appeal. On July 21, 2005, our Canadian subsidiary was granted leave to appeal that decision. That appeal is now pending. MacKinnon brought a further motion in which he asked the motions judge to vary her certification motion order to state that his certification motion was not dismissed but adjourned to permit him to re-apply for certification. On June 16, 2005, the motions judge dismissed this motion as unnecessary because she granted MacKinnon’s first motion. MacKinnon has brought a cross-appeal of this dismissal. This cross-appeal is pending. Each of these appeals and cross-appeals will be argued together.
     On April 15, 2005 the solicitor acting for MacKinnon commenced a further identical proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeals and cross-appeals described above and so the motions judge court held that an order staying the action was not necessary.
     Similar class actions have been commenced against our Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. We are named as a defendant in the actions commenced in Nova Scotia and Newfoundland but we have not been served with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.

     At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
     We are a defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. We compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for March 2006. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005. There is no class determination in the Castillo case. In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who worked in the aggregate 92% of all weeks worked by the class during the relevant period. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
     At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
We The People Legal Proceedings
     Our business model for our legal document preparation services business is being challenged in the courts, as describe below, which could result in our discontinuation of these services in any one or more jurisdictions.
     The company from which we bought the assets of our We The People business We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Tennessee and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently 10 stores operated by franchisees in these four states. These cases seek damages and/or injunctive relief, which could prevent us and our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against our local franchisee in May 2005. The North Carolina and Tennessee cases have been pending since the summer of 2003 and March 2004, respectively.
     The state bar association in Mississippi has commenced an investigation regarding our and our local franchisee’s legal document preparation activities within that state. The franchisee operates one store in Mississippi. Although we believe that we have adequately addressed the issues initially raised in the investigation and demonstrated that our activities and those of our local franchisee do not constitute the unauthorized practice of law, we believe it is likely that a lawsuit containing allegations similar to those asserted in the North Carolina, Illinois, Tennessee and Georgia proceedings will be filed against us and/or our local franchisees.
     The Former WTP and/or certain of our franchisees are defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the Eastern District of New York, the District of Maryland, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho and the District of Delaware. In each of these adversary proceedings, the United States Bankruptcy trustee alleges that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
     In March 2003, the Former WTP, on behalf of its local franchisee, filed an appeal from a decision of the United States District Court for the District of Idaho which had reduced the fee that the Former WTP franchisee could charge for its bankruptcy petition preparation services and ruled that the Former WTP’s business model for the preparation of bankruptcy petitions was deceptive or unfair, resulted in the charging of excessive fees and constituted the unauthorized practice of law. On June 17, 2005, the United States Court of Appeals for the Ninth Circuit affirmed this decision, without reaching the issues related to unauthorized practice of law. On May 10, 2005, we, the Former WTP and certain of our local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled is being referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of our franchisees, in an effort to develop a protocol for us and our franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code in its present form and as it will exist after the effective date of the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005.

     In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and is required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. We have requested the Federal Trade Commission to confirm that it agrees with our interpretation that these obligations are applicable only to our legal document preparation services business.
     On August 11, 2005, Sally S. Attia and two other attorneys, purporting to sue on behalf of a nationwide class of all U.S. bankruptcy attorneys, commenced an antitrust action against us in the United States District Court for the Southern District of New York. They allege that we and the Former WTP have unlawfully restrained competition in the market for bankruptcy services through our advertising and other practices, and they seek class-action status, damages in an indeterminate amount (including punitive and treble damages under the Sherman and Clayton Acts) and other relief. On August 12, 2005, the court denied plaintiffs’ request for expedited or ex parte injunctive relief. Our motion to dismiss this action is presently scheduled to be submitted on October 7, 2005.
     In addition to the matters described above, we continue to respond to inquiries we receive from state bar associations and state regulatory authorities from time to time as a routine part of our business regarding our legal document preparation services business and our franchisees.
     At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common shares are traded on the NASDAQ National Market under the symbol “DLLR.” Our common stock was initially offered to the public on January 28, 2005 at a price of $16.00 Below is a summary of the high and low prices of our stock for each quarterly period since the date of our initial public offering as reported on the NASDAQ National Market. On January 28, 2005, the closing price of our common stock was $16.00.

Period	High	Low
January 28, 2005 until March 31, 2005	$17.06	$10.57
April 1, 2005 until June 30, 2005	$13.00	$8.50
Holders
     On August 31, 2005, there were approximately, 105 shareholders of record. We believe that this represents approximately 770 beneficial owners of our common stock.
Debt Securities
     Our credit agreement, as amended and restated as of July 8, 2005, and the indenture dated November 13, 2003 between OPCO and U.S. Bank, National Association as trustee, relating to OPCO’s 9.75% Senior Notes due 2011, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this report.
Dividends
     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of OPCO, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our credit agreement, as amended and restated as of July 8, 2005, and the indenture dated November 13, 2003 between OPCO and U.S. Bank, National Association as trustee, relating to OPCO’s 9.75% Senior Notes due 2011, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this report. For example, OPCO’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Securities Authorized For Issuance Under Equity Compensation Plans
As of June 30, 2005:

Number of securities
Remaining
Available for
Future issuance
	Number of		Under equity
	securities to	Weighted-average	Compensation
	be issued	exercise price of	Plans
	upon	outstanding	(excluding
	exercise of	options,	securities
	outstanding options,	warrants and	reflected in
	warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation Plans approved by Shareholders	1,843,906	$11.31	659,182

Equity compensation Plans not approved by Shareholders	—	—	—

Total	1,843,906	$11.31	659,182

Item 6. SELECTED FINANCIAL DATA
     We derived the following historical financial information from our audited consolidated financial statements as of June 30, 2003, June 30, 2004, and June 30, 2005 and for each of the years in the three-year period ended June 30, 2005, which are included elsewhere in this report, and our audited consolidated financial statements as of and for fiscal 2001 and the twelve month period ended June 30, 2002 which are not included in this Annual Report on Form 10-K. This table should be read together with the information contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements and related notes included in “Item 8 — Financial Statements of Supplementary Data.”

	Year ended June 30,
	2001(1)	2002	2003	2004	2005(4)

Statement of Operations Data:
Revenues:
Check Cashing	$105,690	$104,792	$108,435	$117,397	$128,748
Consumer lending:
Fees from consumer lending	78,653	98,538	107,580	122,461	153,304
Provision for loan losses and adjustment to servicing income	(19,487)	(27,913)	(24,995)	(24,489)	(29,725)

Consumer lending, net	59,166	70,625	82,585	97,972	123,579
Money transfer fees	9,444	10,098	11,652	13,032	14,771
Other	21,199	16,461	16,716	17,706	24,468

Total Revenues	195,499	201,976	219,388	246,107	291,566

Store and regional expenses:
Salaries and benefits	57,453	65,295	69,799	76,008	87,040
Occupancy	16,881	18,087	18,856	19,805	22,854
Depreciation	5,829	6,522	5,859	6,546	7,190
Other	45,321	46,238	47,766	52,998	60,982

Total store and regional expenses	125,484	136,142	142,280	155,357	178,066

Corporate and other expenses:

Establishment of reserves for new consumer lending arrangements	—	2,244	—	—	—
Corporate expenses	22,500	24,516	31,241	32,813	44,652
Management fee	864	1,049	1,049	1,003	637
Goodwill amortization(2)	4,710	—	—	—	—
Other depreciation and amortization	1,952	2,709	3,320	3,286	3,812
Interest expense, net of interest income	31,307	31,274	34,620	40,123	33,878
Loss on extinguishment of debt	—	—	—	10,355	8,097
Litigation settlement costs	—	—	2,750	—	—
Termination of management services agreement	—	—	—	—	2,500
Other	926	1,435	3,987	361	295

Income before income taxes	7,756	2,607	141	2,809	19,629
Income tax provision(3)	9,199	5,999	8,735	30,842	19,986

Net loss	$(1,443)	$(3,392)	$(8,594)	$(28,033)	$(357)

Net loss per share:
Basic	$(0.13)	$(0.31)	$(0.78)	$(2.56)	$(0.03)
Diluted	$(0.13)	$(0.31)	$(0.78)	$(2.56)	$(0.03)

Shares used to calculate net loss per share:
Basic	11,013,975	10,965,778	10,965,778	10,965,778	13,945,883
Diluted	11,013,975	10,965,778	10,965,778	10,965,778	13,945,883

Operating and Other Data:
Net cash provided by (used in):
Operating activities	$15,578	$13,442	$2,865	$19,595	$22,245
Investing activities	$(32,365)	$(10,108)	$(10,679)	$(8,619)	$(44,807)
Financing activities	$16,364	$10,420	$(9,930)	$(15,691)	$43,225

Stores in operation at end of period:
Company-owned	631	641	624	638	716
Franchised stores and check cashing merchants	347	377	460	472	619

Total	978	1,018	1,084	1,110	1,335

Check Cashing Data:
Face amount of checks cashed	$3,046,705,000	$2,969,455,000	$2,938,950,000	$3,169,350,000	$3,424,835,000
Number of checks cashed	9,001,635	8,627,526	8,568,944	8,427,990	8,141,697
Average face amount per check	$338.46	$344.18	$342.98	$376.05	$420.65
Average fee per check	$11.74	$12.06	$12.65	$13.93	$15.81
Average fee as a % of face amount	3.47%	3.50%	3.69%	3.70%	3.76%

Balance Sheet Data (at end of period):
Cash	$72,456	$86,637	$71,809	$69,270	$92,504
Total assets	$283,458	$304,599	$313,611	$319,337	$387,856
Total debt	$282,868	$306,462	$311,614	$325,003	$271,764
Shareholder’s (deficit) equity	$(33,880)	$(32,418)	$(28,970)	$(50,887)	$59,636

(1)	On August 1, 2000, we purchased all of the outstanding shares of West Coast Chequing Centres, Ltd, which operated six stores in British Columbia. The aggregate purchase price for this acquisition was $1.5 million and was funded through excess internal cash. The excess price over the fair value of identifiable net assets acquired was $1.4 million. On August 7, 2000, we purchased substantially all of the assets of Fast ‘n Friendly Check Cashing, which operated 8 stores in Maryland. The aggregate purchase price for this acquisition was $700,000 and was funded through our domestic revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $660,000. Additional consideration of $150,000 was subsequently paid based on a revenue earn-out agreement. On August 28, 2000, we purchased primarily all of the assets of Ram-Dur Enterprises, Inc. d/b/a AAA Check Cashing Centers, which operated five stores in Tucson,

Arizona. The aggregate purchase price for this acquisition was $1.3 million and was funded through our domestic revolving credit facility. The excess purchase price over fair value of identifiable net assets acquired was $1.2 million. On December 5, 2000, we purchased all of the outstanding shares of Fastcash Ltd., which operated 13 company-owned stores and 27 franchises in the United Kingdom. The aggregate purchase price for this acquisition was $3.1 million and was funded through our now expired U.K. credit facility. The excess of the purchase price over the fair value of the identifiable assets acquired was $2.7 million. Additional consideration of $2.0 million was subsequently paid during fiscal 2003 based upon a future results of operations earn-out agreement.

(2)	On July 1, 2001, we adopted Financial Accounting Standards Board Opinion No. 142 “Goodwill and Other Intangible Assets”. In accordance with the provisions of SFAS No. 142 we ceased amortization of goodwill.

(3)	As a result of our refinancing in November 2003, we no longer accrue United States taxes on our foreign earnings. This results in a substantial reduction in our effective tax rate. The amount of such tax was as follows:

Year ended June 30,
2001	2002	2003	2004	2005
(dollars in thousands)
$3,189	$2,370	$5,162	$2,349	$—
(4)	On January 4, 2005 we acquired substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited. The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $2.5 million. On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Service, LLC and certain of its affiliates. The aggregate purchase price for this acquisition was $9.9 million in cash, plus a maximum revenue earn-out of up to $2.4 million payable January 31, 2006. Our revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $8.8 million. On March 7, 2005, we acquired substantially all of the assets of We The People Forms and Services Centers USA, Inc. The aggregate purchase price for this acquisition was $14 million, consisting of $10.5 million in cash, $2 million in unregistered shares of the Company’s common stock and a $1.5 million escrow amount (25% of which is to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006) assuming to no indemnification claims. In addition, we assumed $750,000 in liabilities and assumed approximately $3.3 million in refundable deposits related to certain franchise agreements. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $16.8 million. On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million in cash. The excess of the purchase price over the fair value of identifiable assets acquired was $1.7 million. During fiscal year ending June 30, 2005, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     We are the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries (collectively, “OPCO”). We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive interest and fees on the loans or, if the loans are funded by a bank, we receive origination and servicing fees from the bank providing the loans.
     We operate in a sector of the financial services industry that serves the basic need of lower- and middle-income working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing and short-term loans, and consumers who use these services are often underserved by banks and other financial institutions.
     On January 4, 2005, we acquired substantially all of the outstanding shares of International Paper Converters Limited adding 17 company-owned financial services stores and two franchised financial services stores in the United Kingdom. The aggregate purchase price was $2.7 million.
     On January 28, 2005, we announced the pricing of the initial public offering of 7,500,000 shares of our common stock at $16.00 per share. We received $109.8 million in net proceeds in connection with this offering, which were used to redeem the full outstanding principal and accrued interest on our 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012. The remaining proceeds were used to terminate a management services agreement between OPCO, a third party and us and for working capital and general corporate purposes.
     On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Services, L.L.C and certain of its affiliates. This acquisition added 24 financial services stores in the Louisiana market adding to our existing market share in that area of the country. The aggregate purchase price for this acquisition was $9.9 million. The agreement also includes a maximum revenue-based earn out of up to $2.4 million which is payable on January 31, 2006.
     On March 7, 2005, we acquired substantially all of the assets of We The People Forms and Service Centers USA, Inc. relating to the retail-based legal document preparation services business. We now offer these services through a network of 146 franchised and 29 company-owned store locations in 32 states. The purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash, $2 million in unregistered shares of the Company’s common stock and a $1.5 million escrow amount (25% of which is to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 assuming no indemnification claims). The purchase price may increase based on certain earnout provisions.
     On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc. This acquisition added five financial services stores in the Arizona market, adding to our existing market share in that area of the country.
     On June 16, 2005, we announced that we are transitioning the majority of our United States financial services stores from the bank-funded consumer loan model to the company-funded consumer loan model. This transition is in response to the FDIC Payday Lending Guidance. In addition, we announced that we are discontinuing our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. We expect this to result in a loss of approximately $4.0 million of revenues for the twelve month period ending June 30, 2006 (“fiscal 2006”) with a minimal impact on income before income taxes. We will continue to offer loans directly to borrowers thru other channels of distribution.
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
     In our discussion of our financial condition and results of operations, we refer to stores, franchises and document transmitters that were open for the entire period and the comparable prior fiscal period as comparable stores, franchises and document transmitters.
     Impact of Hurricane Katrina on our Operations. We currently operate 29 financial service stores in the State of Louisiana, five of which are in New Orleans. All but the five New Orleans stores are open and fully operational. Although several of the stores outside of New Orleans were briefly closed for a few days after the storm, the financial impact on those stores was immaterial. We have not had the opportunity to fully assess the extent of the damage to the New Orleans stores or the timetable for reopening them. However preliminary indications are that two of the stores were severely damaged, while the other three sustained wind and water damage but are presumed to be structurally sound. The Company has insurance for the impacted stores, which covers property damage and business interruption due to wind and hail, as well as acts of crime.

     We expect a small decrease in the quarter ending September 30, 2005 income before income taxes in the range of $500,000 to $700,000, due primarily to higher loan losses and reduced revenue earnings from the impacted store locations. We anticipate that the three stores that were not completely damaged may be reopened during the quarter ending December 31, 2005, but we are unable to predict when the other two stores may reopen at this time. Furthermore, the timeframe for the reconstruction of the devastated areas of New Orleans and the re-establishment of its local population and their livelihoods cannot yet predicted. However, at this time, the Company believes the negative impact from the disruption of operations resulting from the hurricane for fiscal year 2006 will likely range from $700,000 to $1.0 million of income before income taxes.
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
     We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:
Revenue Recognition
     With respect to company-operated stores, revenue from our check cashing, money order sales, money transfer and bill payment services, legal document preparation services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.
     With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments from our franchisees are recognized as earned.
     For short-term consumer loans that we make directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in ‘‘Company-Funded Consumer Loan Loss Reserves Policy.’’
     In addition to the short-term consumer loans originated and funded by us, we also have historically had relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, we marketed and serviced short-term consumer loans, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not reflected on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to a company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank.
     For loans funded by County Bank, we have historically recognized net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withheld certain servicing fees payable to us in order to maintain a cash reserve.
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
     Because our servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collections patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $1.4 million and $1.3 million at June 30, 2004 and 2005, respectively.
     If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fees adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of outstanding loans owed to the banks decreased 18.4% during the periods ended June 30, 2004 and June 30, 2005, and during these periods the loss rates on loans did not change significantly. As a result of these factors, we decreased our reserve for servicing fee adjustments. We serviced $385.3 million of loans for County Bank and First Bank during fiscal 2004 and $418.7 million during fiscal 2005. At June 30, 2004 and 2005 the amounts of outstanding loans were $15.2 million and $12.4 million, respectively, for County Bank and First Bank.
Company-Funded Consumer Loan Loss Reserves Policy
     We maintain a loan loss reserve for anticipated losses for loans we make directly through some of our company-operated locations. To estimate the appropriate level of loan loss reserves we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, expressed as a percentage of loan amounts originated and extended for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the bank-funded consumer loan model to the company-funded consumer loan model, we expect our future loan loss reserve to be increased.
     When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, we immediately record a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues.
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
Goodwill
     We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of June 30, 2005, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.
Income Taxes
     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance.

Results of Operations
     The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

	Year ended June 30,
	2003	2004	2005

Statement of Operations Data:
Total revenues:
Check cashing	49.4%	47.6%	44.2%
Consumer lending, net	37.6%	39.8%	42.4%
Money transfers	5.3%	5.3%	5.1%
Other	7.7%	7.3%	8.3%

Total revenues	100.0%	100.0%	100.0%

U.S. revenues:
Check cashing	22.4%	19.4%	16.0%
Consumer lending, net	23.3%	21.9%	20.8%
Money transfers	2.2%	1.8%	1.5%
Other	2.5%	1.4%	2.2%

Total U.S. revenues	50.4%	44.5%	40.5%

Canadian revenues:
Check cashing	15.1%	15.6%	15.0%
Consumer lending, net	8.8%	11.6%	14.7%
Money transfers	2.3%	2.4%	2.3%
Other	4.3%	4.9%	5.1%

Total Canadian revenues	30.5%	34.5%	37.1%

United Kingdom revenues:
Check cashing	11.9%	12.6%	13.2%
Consumer lending, net	5.5%	6.3%	6.9%
Money transfers	0.8%	1.1%	1.3%
Other	0.9%	1.0%	1.0%

Total United Kingdom revenues	19.1%	21.0%	22.4%

Store and regional expenses:
Salaries and benefits	31.8%	30.8%	29.9%
Occupancy	8.6%	8.0%	7.8%
Depreciation	2.7%	2.7%	2.5%
Other	21.8%	21.7%	20.9%

Total store and regional expenses	64.9%	63.2%	61.1%

Corporate expenses	14.2%	13.3%	15.3%
Management fee	0.5%	0.4%	0.2%
Other depreciation and amortization	1.5%	1.3%	1.3%
Interest expense, net of interest income	15.7%	16.3%	11.6%
Loss on extinguishment of debt	0.0%	4.2%	2.8%
Litigation settlement costs	1.3%	0.0%	0.0%
Termination of management services agreement	0.0%	0.0%	0.9%
Other	1.8%	0.1%	0.1%

Income before income taxes	0.1%	1.2%	6.7%
Income tax provision	4.0%	12.5%	6.8%

Net loss	(3.9)%	(11.3)%	(0.1)%

Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004
     Revenues. Total revenues were $291.6 million for fiscal 2005 compared to $246.1 for fiscal 2004, an increase of $45.5 million or 18.5%. Comparable store, franchised store and document transmitter revenues for the entire period increased $36.7 million or 15.1%. New store openings accounted for an increase of $4.9 million, new store acquisitions accounted for an increase of $3.2 million and the addition of the WTP business accounted for an increase of $3.2 million, while closed stores accounted for a decrease of $2.5 million.
     Favorable foreign currency rates attributed to $9.7 million of the increase for fiscal year 2005. In addition to the currency benefit, revenues in the United Kingdom for the entire period increased by $10.0 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for fiscal 2005 increased $17.4 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a lending criteria change made in fiscal 2005.
     Revenues from franchise fees and royalties accounted for $11.3 million, or 3.8% of total revenues, for fiscal 2005 compared to $7.5 million, or 3.0% of total revenues, for the same period in 2004, representing a $3.8 million, or 50.7%, increase. Stronger foreign currencies in both the United Kingdom and Canada accounted for $500,000 or 13.2%, of the increase. The balance of the increase resulted from the addition of a total of 192 franchised locations during fiscal 2005 (including 172 new We The People franchise locations and an overall increase in revenues generated by existing franchises.
     Store and Regional Expenses. Store and regional expenses were $178.1 million for fiscal 2005 compared to $155.3 million for fiscal 2004, an increase of $22.8 million or 14.7%. The impact of foreign currencies accounted for $5.3 million of the increase. New store openings accounted for an increase of $4.0 million and acquired stores accounted for an increase of $1.8 million while closed stores accounted for a decrease of $1.2 million. Comparable retail store, franchised store and document transmitter expenses for the entire period increased $13.4 million. For the fiscal year ended June 30, 2005, total store and regional expenses decreased to 61.9% of total revenues compared to 63.2% of total revenues for the fiscal year ended June 30, 2004. On a consistent currency basis, store and regional expenses increased $6.0 million in Canada, $3.9 million in the United Kingdom and $7.1 million in the United States. The increase in Canada was primarily due to increases of $2.3 million in salaries, $0.9 million in occupancy expenses, $0.6 million in advertising costs, $0.4 million in depreciation and $1.1 million in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase is primarily related to increases of $2.7 million in salaries, $1.1 million in occupancy costs, $0.6 million in advertising, $0.6 million in returned checks and cash shortages commensurate with the growth in that country, offset by a $1.2 million reduction in other various operating expenses. In the United States, higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.
     Corporate Expenses. Corporate expenses were $44.7 million for fiscal year 2005 compared to $32.8 million for fiscal year 2004, an increase of $11.9 million or 36.3%. The impact of foreign currencies accounted for $1.2 million of the increase. On a constant currency basis, the increase is primarily attributable to the compensation costs related to the significant growth of our foreign operations, the addition of the We The People management team as well as the addition of corporate personnel to support the continuing rapid expansion of our store network and new product additions. Additionally, in the third quarter of fiscal 2005, we incurred costs associated with becoming a public company, as well as increased insurance, legal costs and other professional fees. This includes our activities and spending on our Sarbanes-Oxley internal controls documentation and compliance initiatives which began earlier in fiscal 2005, even though our compliance date is not until June 30, 2006. In addition, foreign currency costs associated with the revaluation of United States dollar denominated debt held by our U.K. subsidiary resulted in a net benefit of $0.9 million in fiscal 2004. This debt was extinguished on June 30, 2004. Finally, we expensed $0.8 million during the fiscal year related to the termination of a deferred compensation plan.
     Other Depreciation and Amortization. Other depreciation and amortization expenses were $7.2 million for fiscal 2005, compared to $6.5 million for fiscal 2004. This is a result of property and equipment purchases and leasehold improvements made during fiscal year 2005 in association with new store openings and improvements to existing locations. Also contributing to the increase is additional amortization related to identified intangible assets acquired during the year.
     Management Fees. Management fees were $0.6 million for the twelve months ended June 30, 2005, compared to $1.0 million for the twelve months ended June 30, 2004, a decline of $0.4 million. In conjunction with our initial public offering on January 28, 2005, we authorized $2.5 million to pay a fee to terminate a management services agreement among us, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, we are no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
     Loss on Extinguishment of Debt. On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes. On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities. The net proceeds from the May 2004 note offering were distributed to the Company to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.
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
     On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. We received $109.8 million in net proceeds in connection with this offering, which were used to redeem the full outstanding principal and accrued interest on our 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012. The remaining proceeds were used to terminate a management services agreement between OPCO and a third party and to use for working capital and general corporate purposes.
     The loss incurred on the extinguishment of debt is as follows ($ in millions):

	2004	2005
Call premium
Dollar Financial Corp. 16.0% Senior Notes	$1.23	$4.90
Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes	0.73	—
Dollar Financial Group, Inc. 10.875% Senior Notes	1.98	—
Write-off of original issue discount, net
Dollar Financial Corp. 16.0% Senior Notes	—	1.50
Dollar Financial Corp. 13.95% Senior Subordinated Notes	—	1.50
Write-off of previously capitalized deferred issuance costs, net	6.14	0.20
Prepayment penalty on the extinguishment of collateralized borrowings	0.28	—

	$10.36	$8.10

     Interest Expense. Interest expense was $33.9 million for fiscal 2005 compared to $40.1 million for fiscal 2004, a decrease of $6.2 million or 15.5%. The reductions in fiscal 2004 and the ultimate elimination in fiscal 2005 of our 16% senior notes due 2012 and 13.95% senior subordinated notes due 2012 resulted in an interest expense decline of $7.2 million. In May 2004 we redeemed approximately $9.1 million aggregate principal amount of our 16% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012 and ultimately redeemed these notes, in full, with the proceeds from our initial public stock offering on February 2, 2005. Other interest expense declines can be attributed to $1.2 million related to the termination of our collateralized borrowing that was in place in fiscal 2004, $500,000 due to the reduction in the long-term fixed borrowing rate subsequent to the refinancing, $400,000 in interest on our domestic revolving credit facility and $1.0 million of interest which was paid in fiscal 2004 on OPCO’s 10.875% senior notes for the thirty-day period subsequent to OPCO’s issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. OPCO elected to effect covenant defeasance on the old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest applicable to the December 13, 2003 redemption date. Offsetting the aforementioned declines was an increase of $4.4 million due to the incremental long-term debt after the refinancing in November 2004 and the subsequent tack-on 9.75% bond offerings in May 2004 and June 2005.
     Income Tax Provision. The provision for income taxes was $19.9 million for fiscal year 2005 compared to a provision of $30.8 million for fiscal year 2004. The reduction of the tax provision from fiscal 2004 to fiscal 2005 was a result of the valuation allowance against deferred tax assets that was accounted for in fiscal 2004. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes and our valuation allowance against our deferred tax assets. Our effective income tax rate was 101.75% for fiscal year 2005 and 1,098% for fiscal year 2004. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured all United States deferred tax assets recorded were reduced by a valuation allowance of $37.5 million at June 30, 2005 of which $20.9 million was provided for in the twelve months ended June 30, 2004. Following our refinancing in November 2003, we no longer accrue United States tax on foreign earnings.

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003
     Revenues. Total revenues were $246.1 million for fiscal 2004 compared to $219.4 million for fiscal 2003, an increase of $26.7 million or 12.2%. Comparable store, franchised store and document transmitter revenues for the entire period increased $24.8 million or 11.5%. New store openings accounted for an increase of $3.6 million while closed stores accounted for a decrease of $1.7 million. Favorable foreign currency rates attributed to $12.3 million of the increase for the fiscal year. In addition to the currency benefit, revenues in the United Kingdom for the fiscal year increased by $5.8 million primarily related to revenues from check cashing and the impact of a new installment loan product. Revenues in Canada for the fiscal year increased $9.6 million after adjusting for favorable exchange rate. An increase in volume of short-term consumer loans originated in Canada and higher consumer loan pricing contributed to the increase in Canadian revenues. In addition, our Canadian subsidiary introduced a new tax product in all of its stores offering refund anticipation loans and electronic Canadian tax filing. This product, which was only tested in a limited number of locations in the prior year period, added $1.0 million in revenue for the fiscal year, which is included in other revenues. In the United States, revenues declined $612,000 for the fiscal year, primarily due to the decline in our distribution of government assistance food coupons. California, the last state in which we offer food coupons, has implemented an electronic benefits transfer system designed to disburse public assistance benefits directly to individuals. In fiscal 2005, we did not derive any revenues from the distribution of government assistance food coupons.
     In fiscal 2003 and 2004, fluctuations in the number of states in which we funded consumer loans and in which we acted as a servicer through bank arrangements led to fluctuations in United States company-funded loan originations, revenues generated from consumer lending on United States company-funded consumer loans and servicing revenues. United States company-funded loan originations decreased from $81.1 million in fiscal 2003 to $65.9 million in fiscal 2004 and fees generated from consumer lending on United States company-funded consumer loans decreased from $14.1 million in fiscal 2003 to $9.9 million in fiscal 2004, a decrease of $4.2 million, or 30%. This decrease can be attributed primarily to our establishment of a relationship with First Bank of Delaware. For the first seven months of fiscal 2003, we originated short-term loans on our own behalf in California for which we earned $8.2 million in United States company-funded loan revenues. In January 2003, we began acting as a servicer for First Bank of Delaware and ceased originating short-term loans on our own behalf in California. Meanwhile, during fiscal 2003 and 2004, we began funding short-term consumer loans originated in additional states that had previously been funded by County Bank of Rehoboth Beach, Delaware, resulting in an increase of $3.9 million in United States company-funded loan revenue associated with these states, which partially offset the overall decrease in United States company-funded loan revenues.
     Revenues from franchise fees and royalties accounted for $7.5 million, or 3.0% of total revenues, for fiscal 2004 compared to $6.3 million, or 2.9% of total revenues, for the same period in 2003, representing a $1.2 million, or 19.0%, increase. Stronger foreign currencies in both the United Kingdom and Canada accounted for $721,000, or 60.1%, of the increase. The balance of the increase resulted from the addition of a total of 12 franchised locations during fiscal 2004 and an overall increase in revenues generated by existing franchises.
     Store and Regional Expenses. Store and regional expenses were $155.3 million for fiscal 2004 compared to $142.3 million for fiscal 2003, an increase of $13.4 million or 9.4%. The impact of foreign currencies accounted for $6.4 million of this increase. New store openings accounted for an increase of $2.1 million while closed stores accounted for a decrease of $1.3 million. Comparable retail store and franchised store expenses for the entire period increased $15.5 million. For the fiscal year ended June 30, 2004, total store and regional expenses decreased to 63.2% of total revenues compared to 64.9% of total revenues for the fiscal year ended June 30, 2003. On a consistent currency basis, store and regional expenses increased $5.9 million in Canada, $2.2 million in the United Kingdom and declined $720,000 in the United States. The increase in Canada was primarily due to increases of $1.2 million in salaries, $512,000 in returned checks, net and cash shortages, $494,000 in advertising and $429,000 in occupancy costs. These costs, in addition to the aggregate of other operating costs, are commensurate with the overall growth in Canadian revenues. The increase in the United Kingdom is almost entirely associated with increased salary expense, which is also commensurate with the overall growth in U.K. revenues. The decline in store and regional expenses in the United States is primarily due to the impact of stores closed in the second quarter of fiscal 2003.
     Management Fees. Management fees paid to Leonard Green & Partners, L.P. under a management services agreement were $1.0 million for the fiscal years ended June 30, 2004 and 2003.
     Other. Other, which includes losses on store closings and sales and other restructuring, was $361,000 for the fiscal year ended June 30, 2004 compared to $4.0 million for the fiscal year ended June 30, 2003, a decrease of $3.6 million. For fiscal year 2003, we provided $1.6 million for the closure costs associated with the shutdown of 27 underperforming stores. In addition, we provided $1.7 million, consisting primarily of severance and retention bonus costs, for the consolidation and relocation of certain non-operating functions.

     Other Depreciation and Amortization. Other depreciation and amortization expenses were $3.3 million for fiscal 2004, compared to $3.3 million for fiscal 2003.
     Interest Expense. Interest expense was $40.1 million for the fiscal year ended June 30, 2004 and was $34.6 million for the fiscal year ended June 30, 2003, an increase of $5.1 million or 25.2%. A portion of the increase is attributable to $1.0 million of interest paid on our old 10.875% senior notes for the 30 day period subsequent to the issuance on November 13, 2003 of $220.0 million principal amount of new 9.75% senior notes. We elected to effect covenant defeasance on our old notes by depositing with the trustee funds sufficient to satisfy the old notes together with the call premium and accrued interest to the December 13, 2003 redemption date. Additionally, the increased interest on the incremental long-term debt outstanding after the refinancing on November 13, 2003 and an additional offering of $20 million principal amount of 9.75% senior notes due 2011 on May 6, 2004 accounted for $6.2 million of the increase in total interest expense. Offsetting these increases was a decline of $2.1 million in interest on our domestic revolving credit facility. This decline is a result of the use of a portion of the proceeds from the issuance of the exchange notes to repay the entire outstanding revolving credit balance on November 13, 2003.
     Loss on Extinguishment of Debt. On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes, to refinance its domestic revolving credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of its senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes. On June 30, 2004, we terminated an agreement under which OPCO sold a participation interest in a portion of the short-term consumer loans originated by OPCO in the United Kingdom to a third party. Associated with the termination of this agreement we paid $276,660 representing a prepayment penalty.
     The loss incurred on the extinguishment of debt is as follows (in millions):

Call Premium
16.0% Senior Notes	$1.23
10.875% Senior Notes	1.98
10.875% Senior Subordinated Notes	0.73
Write-off of previously capitalized deferred issuance costs, net	6.14
Prepayment penalty on the extinguishment of collateralized borrowings	0.28

Loss on extinguishment of debt	$10.36

     Litigation Settlement Costs. We accrued and paid $2.8 million during fiscal 2003 related to the California wage and hour litigation described in “Business — Legal Proceedings.”
     Income Taxes. The provision for income taxes was $30.8 million for the fiscal year ended June 30, 2004 compared to $8.7 million for the fiscal year ended June 30, 2003, an increase of $22.1 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a one-time charge related to our election to discontinue including Canadian income in taxable income for United States tax filing purposes and the increase of the valuation allowance of $20.4 million in fiscal 2004 against deferred taxes. Our effective income tax rate was 1,098.0% for the fiscal year ended June 30, 2004 and 6,195.0% for the fiscal year ended June 30, 2003. Following our refinancing in November 2003, we no longer accrue United States tax on our foreign earnings. The amount of such tax was $2.3 million for fiscal 2004 and $5.2 million for fiscal 2003.

Seasonality
     Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications of refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.
Balance Sheet Variations
     June 30, 2005 Compared to June 30, 2004.
     Cash and cash equivalents increased to $92.5 million at June 30, 2005 from $69.3 million at June 30, 2004, primarily as a result of the cash proceeds from the initial public offering additional, issuance of our 9.75% senior notes, and cash provided by operating activities. The increase was also necessary to support the working capital requirements of the increased number of stores operated by the Company. In addition, cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly, and day-to-day requirements for funding check cashing, consumer lending and other operating activities.
     Total loans receivable increased from $32.9 million at June 30, 2004 to $41.4 million at June 30, 2005. The increase was primarily attributable to increased loan limits in the United Kingdom and Canada, increased average loan amounts and higher foreign loan volume.
     Income taxes receivable decreased $5.0 million from $6.1 million at June 30, 2004 to $1.1 million at June 30, 2005 due to the timing of fiscal 2005 current tax payments, Canadian audit assessments and the incurrence of additional receivables from withholding tax refunds.
     Prepaid expenses increased $2.5 million from $4.4 million at June 30, 2004 to $6.9 million at June 30, 2005. The increase is primarily attributed to timing differences related to insurance payments in Canada and the United States. Also contributing to the in-

crease are increases in prepaid rent due to the additions of new stores and rent increases in addition to increases in operating expenses in relation to the growth in our United Kingdom operations. This is offset by decreases in hedging premiums in Canada and the United Kingdom.
     Property and equipment, net of accumulated depreciation increased $7.6 million from $28.0 million at June 30, 2004 to $35.6 million at June 30, 2005. The increase is primarily attributable to new furniture and fixture additions and leasehold improvements in relation to new stores, acquired stores, store relocations and existing store refurbishments in our domestic and foreign operations. The increase is also attributable to extensive security upgrades in our United Kingdom locations.
     Goodwill and other intangibles increased $37.1 million from $149.1 million at June 30, 2004 to $186.2 million at June 30, 2005. Acquisitions in the United States and the United Kingdom contributed to $31.1 million and $3.2 million of the increase, respectively. The remaining increase is due to foreign currency translation adjustments.
     Accounts payable increased $7.9 million from $15.9 million at June 30, 2004 to $23.8 million at June 30, 2005 primarily due to deferred franchise fees for We The People, payable for the non-qualified deferred compensation program established in fiscal 2005 and the timing of settlements with third-party vendors and our franchisees.
     Foreign income taxes payable decreased from $6.0 million at June 30, 2004 to $4.6 million at June 30, 2005 due primarily to the settlement of accrued foreign taxes for fiscal year 2005.
     Accrued expenses and other liabilities increased to $22.4 million at June 30, 2005 from $18.2 million at June 30, 2004 due to increases in incentive compensation accruals and the timing of monies due our franchisees, offset by a decrease in advertising accruals and management fees.
     Long-term debt decreased $53.2 million from $325.0 million at June 30, 2004 to $271.8 million at June 30, 2005. On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011 On May 6, 2004, OPCO consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011 at a premium. On June 23, 2005, OPCO consummated an additional offering of $30.0 million principal amount of 9.75% senior notes due 2011 at a premium. The May 6, 2004 and June 23, 2005 notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 and June 2005 constitutes a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012. On February 2, 2005, we redeemed, in full, our remaining 16.0% senior notes due May 15, 2012 and our remaining 13.95% senior subordinated notes due May 15, 2012 with a portion of the proceeds from our initial public offering.
     Total shareholders’ equity (deficit) increased to $59.6 million at June 30, 2005 from $(50.9) million at June 30, 2004 primarily as a result of our initial public offering in January 2005. Also contributing to the increase are foreign currency translation adjustments in other comprehensive income offset by our net loss for fiscal year ended June 30, 2005.
Liquidity and Capital Resources
     On November 13, 2003, Dollar Financial Group, Inc. issued $220.0 million principal amount of 9.75% senior notes due 2011 and entered into a new $55.0 million senior secured reducing revolving credit facility. The proceeds from these transactions were used to repay, in full, all borrowings outstanding under its prior credit facility, redeem the entire $109.2 million principal amount of our 10.875% senior notes due 2006, redeem the entire $20.0 million principal amount of its 10.875% senior subordinated notes due 2006, distribute to us $20.0 million to redeem an equal amount of our 13.0% senior discount notes due 2006, and pay all related fees, expenses and redemption premiums with respect to these transactions. On May 6, 2004, Dollar Financial Group, Inc. consummated an additional offering of $20.0 million principal amount of 9.75% senior notes due 2011. On June 23, 2005, Dollar Financial Group, Inc. consummated an additional offering of $30.0 million principal amount of 9.75% senior notes due 2011. The May 6, 2004 and June 23, 2005 notes were offered as additional debt securities under the indenture pursuant to which it had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 and June 2005 constitutes a single class of securities under the indenture. The net proceeds from the May 2004 note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012. The net proceeds from the June 2005 note offering were used to repay all our outstanding indebtedness under our domestic revolving credit facility and the remaining amounts were used for general working capital purposes.

     On January 28, 2005, we announced the pricing of the initial public offering of 7,500,000 shares of our common stock at $16.00 per share. We sold 7,378,125 shares of common stock and a selling stockholder sold 121,875 shares of common stock. We did not receive any proceeds from the sale of our shares by the selling stockholder. In connection with the initial public offering, the selling stockholder participated in the proportionate costs of the underwriter’s fee. No other costs, all of which were de minimus, were proportionately shared. On February 2, 2005, we received $109.8 million in net proceeds in connection with this offering.
     Our principal sources of cash are from operations, borrowings under our credit facilities and our issuance of our common stock. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance store expansion, finance acquisitions, and finance the expansion of our products and services.
     Net cash provided by operating activities was $2.9 million in fiscal 2003, $19.6 million in fiscal 2004 and $22.2 million in fiscal 2005. The increase in net cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily a result of improved operating results and the impact of the timing of settlements from fiscal 2003 to fiscal 2004 related to our loan servicing arrangements with County Bank and First Bank. The increase in net cash provided from operating activities from fiscal 2004 to fiscal 2005 was primarily a result of improved operating results.
     Net cash used in investing activities was $10.7 million in fiscal 2003, $8.6 million in fiscal 2004 and $44.8 million in fiscal 2005. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. During fiscal 2003, $3.3 million of this amount was attributable to earn-out payments on acquisitions completed during previous years accounting for the decline from fiscal 2003 to fiscal 2004. For the fiscal year ended June 30, 2004 we made capital expenditures of $8.6 million compared to capital expenditures of $14.9 million and acquisitions of $30.0 million in fiscal 2005. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our budgeted capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $12.5 million during our fiscal year ending June 30, 2006, for remodeling and relocation of certain existing stores and for opening new stores.
     Net cash provided by (used in) financing activities was $(9.9) million in fiscal 2003, $(15.7) million in fiscal 2004 and $43.2 million in fiscal 2005. The increase during fiscal 2005 was primarily the result of the $109.8 million proceeds associated from an initial public offering of our common stock and the proceeds from our $30 million principal amount tack-on bond offering in June 2005 offset in part by the redemption of our 16% senior notes due 2012 and our 13.95% senior subordinated notes due 2012. The decline during fiscal 2004 was primarily a result of a decrease in borrowings under our bank facilities from $61.7 million as of June 30, 2003 to $0 as of June 30, 2004 offset somewhat by net cash proceeds from the refinancing activities discussed above.
     As part of our growth strategy, we opened 42 new stores and acquired 183 company operated and franchised stores during the fiscal year ended June 30, 2005, resulting in a net gain of approximately 225 stores after store dispositions and closings. It is our intention to continue to focus on our domestic and international financial services business, as we look to open between 20 to 25 new company-owned financial services store locations across the U.S., Canada and U.K. markets. In addition, we will be focusing on the development of the We The People business, which includes expansion plans in fiscal 2006 of between 40 and 60 company-owned and franchised store locations combined, resulting in a net gain of approximately 60 to 85 new stores after store dispositions and closings. For fiscal year ended June 30, 2005, we opened 42 new financial services stores, acquired 51 financial services stores and acquired 169 We The People franchised stores and two company operated stores offering retail-based legal document preparation services in addition to opening four We The People franchised stores.
     The capital cost of opening a new multi-line financial services store is typically in the range of $95,000 to $125,000, but varies depending on the size and type of store. This capital cost includes leasehold improvements, signage, computer equipment and security systems. In addition, the typical financial services store requires working capital of $40,000 to $60,000 to fund operations. The capital cost of opening a new legal document preparation services store is typically in the range of $30,000 to $40,000 but varies depending on the size and type of store. This capital cost includes leasehold improvements, signage, computer equipment and security systems. The typical legal document preparation services store requires an immaterial amount of working capital to fund operations.
     For the fiscal year ended June 30, 2005, we spent $14.9 million on capital expenditures and $30.0 million on store acquisitions.
     Company-Funded Consumer Loans. The Payday Lending Guidance is applicable to the operations of both County Bank and First Bank. The Payday Lending Guidance restricts our ability to utilize bank-funded loans. As a result of the Payday Lending Guidance, we have transitioned 263 United States financial services stores from the bank-funded consumer loan model to the company-funded consumer loan model. As part of this transition, we have terminated our relationship with County Bank and amended our relationship with First Bank. In addition, in connection with the transition to the company-funded loan model, we expect our company-

funded consumer loan portfolio to increase by approximately $9.0 million by the end of our first quarter of fiscal 2006. The company-funded loan portfolio will be funded by our credit facilities and cash generated from operating activities.
     Revolving Credit Facilities. During fiscal 2005, we had two revolving credit facilities: a domestic revolving credit facility, and a Canadian overdraft facility. The United Kingdom overdraft facility expired on March 31, 2004 and was not renewed.
     Domestic Revolving Credit Facility. On November 13, 2003, OPCO. repaid in full all borrowings outstanding under its previous credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. Under the terms of the agreement governing the facility, the commitment under the facility was reduced by $750,000 on January 2, 2004 and was reduced by a similar amount on the first business day of each calendar quarter thereafter. At June 30, 2005, the borrowing capacity was $37.3 million, none of which was outstanding. On July 8, 2005, we entered into an amendment and restatement of our credit facility to increase the maximum amount of the credit facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At our request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event we engage in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the credit facility is limited to the lesser of the total commitment of $80.0 million and 85% of certain liquid assets.
     Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on June 30, 2005. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.
     Long-term Debt. As of June 30, 2005, long-term debt consisted of $271.8 million principal amount of our 9.75% senior notes due November 15, 2011.
     Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
     We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2005, excluding periodic interest payments, included the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations:
9.75% Senior Notes due 2011(1)	$271,764	$—	$—	$—	$271,764
Capital lease obligations	—	—	—	—	—
Operating lease obligations	77,641	19,894	31,715	18,605	7,427
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrants balance sheet under GAAP	—	—	—	—	—

Total	$349,405	$19,894	$31,715	$18,605	$279,191

(1) $1,764 is the unamortized premium on the 9.75% Senior Notes due 2011.

     We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores and sale of franchises as a result of our recent acquisition of the We The People franchises. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service.
Impact of Inflation
     We do not believe that inflation has a material impact on our earnings from operations.
Impact of Recent Accounting Pronouncement
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SFAS123R requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statement. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. We will recognize the compensation cost for stock-based awards issued after June 30, 2005, on a straight-line basis over the requisite service period for the entire award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and therefore, we will adopt the standard during the first quarter of fiscal 2006. We expect the impact of SFAS 123R on the financial statements to be immaterial due to the minimal unvested options outstanding at June 30, 2005 resulting from the acceleration of the vesting as approved by the Compensation Committee of the Board of Directors on June 30, 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Generally
     In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:
•	interest rates on borrowings under the domestic revolving credit agreement; and

•	foreign exchange rates generating translation gains and losses.
     We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by U.S. generally accepted accounting principles or “GAAP”. Information contained in this section relates only to instruments entered into for purposes other than trading.
Interest Rate Risk
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
Foreign Currency Exchange Rate Risk
     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2005, we held put options with an aggregate notional value of $(CAN) 28.8 million and £(GBP) 6.6 million to protect the currency exposure in Canada and the United Kingdom through December 31, 2005. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the United States dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the year ended June 30, 2005. As of June 30, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $37,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at June 30, 2005 was $254,000 and is included in other assets on the balance sheet.
     Canadian operations accounted for approximately 194.9% of consolidated income before income taxes for the fiscal year ended June 30, 2005, and 976.1% of consolidated income before income taxes for the fiscal year ended June 30, 2004. U.K. operations accounted for approximately 83.7% of consolidated income before income taxes for the fiscal year ended June 30, 2005 and approximately 423.1% of consolidated income before income taxes for the fiscal year ended June 30, 2004. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $20.5 million. These gains and losses are included in corporate expenses.
     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $5.5 million for fiscal 2005 and $3.9 million for 2004. This impact represents nearly 27.9% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2005 and 139.9% of our consolidated pre-tax earnings for the fiscal year ended June 30, 2004. The above figures do not reflect the impact of hedging activities designed to mitigate foreign exchange currency risks.

Item 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Dollar Financial Corp.
We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
September 12, 2005

DOLLAR FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,
	2004	2005
ASSETS
Cash and cash equivalents	$69,270	$92,504
Loans receivable
Loans receivable	32,902	41,353
Less: Allowance for loan losses	(2,315)	(2,707)

Loans receivable, net	30,587	38,646
Other consumer lending receivables	7,404	7,996
Other receivables	4,056	4,399
Income taxes receivable	6,125	1,053
Prepaid expenses	4,380	6,858
Deferred income taxes, net of valuation allowance of $24,474 and $37,460	—	71
Notes and interest receivable — officers	4,785	—
Property and equipment, net of accumulated depreciation of $49,540 and $62,555	27,965	35,611
Goodwill and other intangibles, net of accumulated amortization of $22,449 and $23,079	149,118	186,190
Debt issuance costs, net of accumulated amortization of $987 and $2,633	11,428	10,558
Other	4,219	3,970

	$319,337	$387,856

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$15,863	$23,807
Foreign income tax payable	5,979	4,648
Accrued expenses and other liabilities	18,152	22,358
Accrued interest payable	5,227	3,291
Deferred tax liability	—	2,352
Long term debt:
9.75% Senior Notes due 2011	241,176	271,764
16.0% Senior Notes due 2012	42,070	—
13.95% Senior Notes due 2012	41,652	—
Other long term debt	105	—

Shareholders’ (deficit) equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 10,965,779 shares and 18,080,652 shares issued and outstanding at June 30, 2004 and June 30, 2005, respectively	11	18
Additional paid-in capital	61,470	160,997
Accumulated deficit	(120,916)	(121,885)
Accumulated other comprehensive income	13,813	20,506
Treasury stock at cost; 59,222 shares at June 30, 2004	(956)	—
Management equity loan	(4,309)	—

Total shareholders’ (deficit) equity	(50,887)	59,636

	$319,337	$387,856

See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended June 30,
	2003	2004	2005
Revenues:
Check Cashing	$108,435	$117,397	$128,748
Consumer lending:
Fees from consumer lending	107,580	122,461	153,304
Provision for loan losses and adjustment to servicing income	(24,995)	(24,489)	(29,725)

Consumer lending, net	82,585	97,972	123,579
Money transfer fees	11,652	13,032	14,771
Other	16,716	17,706	24,468

Total revenues	219,388	246,107	291,566

Store and regional expenses:
Salaries and benefits	69,799	76,008	87,040
Occupancy	18,856	19,805	22,854
Depreciation	5,859	6,546	7,190
Returned checks, net and cash shortages	8,531	9,132	10,477
Telephone and communications	5,538	5,665	5,827
Advertising	5,899	6,943	8,421
Bank charges	3,138	3,744	3,960
Armored carrier expenses	2,873	3,051	3,660
Other	21,787	24,463	28,637

Total store and regional expenses	142,280	155,357	178,066

Store and regional margin	77,108	90,750	113,500

Corporate and other expenses:
Corporate expenses	31,241	32,813	44,652
Management fee	1,049	1,003	637
Other depreciation and amortization	3,320	3,286	3,812
Interest expense, net of interest income of $431, $436, and $265	34,620	40,123	33,878
Loss on extinguishment of debt	—	10,355	8,097
Litigation settlement costs	2,750	—	—
Termination of management services agreement	—	—	2,500
Other	3,987	361	295

Income before income taxes	141	2,809	19,629
Income tax provision	8,735	30,842	19,986

Net loss	$(8,594)	$(28,033)	$(357)

Net loss per share:
Basic	$(0.78)	$(2.56)	$(0.03)
Diluted	$(0.78)	$(2.56)	$(0.03)
Weighted average shares outstanding
Basic	10,965,778	10,965,778	13,945,883
Diluted	10,965,778	10,965,778	13,945,883
See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

					Accumulated			Total
	Common Stock		Additional		Other		Management	Shareholders’
	Outstanding		Paid-in	Accumulated	Comprehensive	Treasury	Equity	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Loan	Equity

Balance, June 30, 2002	10,965,779	$11	$61,470	$(84,289)	$(4,345)	$(956)	$(4,309)	$(32,418)

Comprehensive income:
Foreign currency translation					12,042			12,042
Net loss				(8,594)				(8,594)

Total comprehensive income								3,448

Balance, June 30, 2003	10,965,779	11	61,470	(92,883)	7,697	(956)	(4,309)	(28,970)

Comprehensive income
Foreign currency translation					6,116			6,116
Net loss				(28,033)				(28,033)
Total comprehensive loss								(21,917)

Balance, June 30, 2004	10,965,779	11	61,470	(120,916)	13,813	(956)	(4,309)	(50,887)

Comprehensive income:
Foreign currency translation					6,729			6,729
Cash flow hedges					(36)			(36)
Net loss				(357)				(357)

Total comprehensive income:								6,336
Initial public stock offering	7,378,125	7	106,932					106,939
Repayment of notes receivable from officer	(416,287)					(6,661)	4,309	(2,352)
Accrued interest on notes receivable from officers			(2,464)					(2,464)
We The People acquisition	141,935		2,000			—		2,000
Retirement of treasury stock			(7,005)	(612)		7,617		—
Share options exercised	11,100		64					64

Balance, June 30, 2005	18,080,652	$18	$160,997	$(121,885)	$20,506	$—	$—	$59,636

See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(8,594)	$(28,033)	$(357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of interest expense from 13.0% Senior Discount Notes	14,373	5,827	—

Depreciation and amortization	11,309	11,713	12,523
Loss on extinguishment of debt	—	10,355	5,114
Losses on store closings and sales	3,987	187	66
Foreign currency (gain) loss on revaluation of subordinated notes payable	(398)	(838)	180
Deferred tax (benefit) provision	(4,310)	15,610	2,352
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(9,785)	(9,244)	(7,217)
Decrease (increase) in income taxes receivable	317	(3,186)	5,072
Decrease (increase) in prepaid expenses and other	1,375	(760)	(4,030)
(Decrease) increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	(5,409)	17,964	8,542

Net cash provided by operating activities	2,865	19,595	22,245

Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,251)	(550)	(29,950)
Gross proceeds from sale of fixed assets	—	81	—
Additions to property and equipment	(7,428)	(8,150)	(14,857)

Net cash used in investing activities	(10,679)	(8,619)	(44,807)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	—	—	109,786
Proceeds from the exercise of stock options	—	—	64
Redemption of 16.0% Senior Notes due 2012	—	(10,283)	(50,416)
Redemption of 13.95% Senior Subordinated Notes due 2012	—	(9,060)	(44,661)
Redemption of 10.875% Senior Subordinated Notes due 2006	—	(20,734)	—
Redemption of 13.0% Senior Discount Notes due 2006	—	(22,962)	—
Redemption of collateralized borrowings	—	(8,277)	—
Other debt payments	(3)	(72)	(106)
Other collateralized borrowings	8,000	—	—
Issuance of 9.75% Senior Notes due 2011	—	241,176	30,750
Redemption of 10.875% Senior Notes due 2006	—	(111,170)	—
Net decrease in revolving credit facilities	(17,237)	(61,699)	—
Payment of costs for initial public offering of common stock	—	(1,392)	(1,462)
Payment of debt issuance costs	(690)	(11,218)	(730)

Net cash (used in) provided by financing activities	(9,930)	(15,691)	43,225
Effect of exchange rate changes on cash and cash equivalents	2,916	2,176	2,571

Net (decrease) increase in cash and cash equivalents	(14,828)	(2,539)	23,234

Cash and cash equivalents at beginning of period	86,637	71,809	69,270
Cash and cash equivalents at end of period	$71,809	$69,270	$92,504

Supplemental disclosures of cash flow information:
Interest paid	$18,432	$21,485	$24,489
Income taxes paid	$14,548	$13,858	$15,820
See accompanying notes.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,335 locations (of which 716 are company owned) operating as Money Mart®, The Money Shop, Loan Mart® and Insta-Cheques in 16 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company’s retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. In addition, the Company’s newly acquired business, We The People USA, Inc. offers retail based legal document preparation services through a network of two company-owned stores and 168 franchised locations in 32 states.
On January 28, 2005, as a result of the Company’s initial public offering, its common shares began trading on the NASDAQ National Market under the symbol “DLLR”.
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates on historical experience or various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or shareholders’ equity.
Revenue Recognition
With respect to company-operated stores, revenues from the Company’s check cashing, money order sales, money transfer, bill payment services and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Revenue Recognition (continued)
With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary. Initial franchise fees included in revenues were $283,000, $389,000 and $455,000 for the years ended June 30, 2003, 2004 and 2005, respectively. Total franchise revenues were $6.3 million, $7.5 million and $11.3 million for the years ended June 30, 2003, 2004 and 2005, respectively.
For short term consumer loans that the Company makes directly, which have terms ranging from 1 to 37 days, revenue is recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan.
In addition to the short-term consumer loans originated and funded by the Company, the Company also had relationships with two banks, County Bank of Rehoboth Beach, Delaware and First Bank of Delaware. Pursuant to these relationships, the Company marketed and serviced short-term consumer loans, which had terms ranging from 7 to 23 days, that were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not reflected on the Company’s balance sheets. The Company earned a marketing and servicing fee for each loan that was paid by borrowers to the banks.
On March 2, 2005, the FDIC issued revised Payday Lending Guidance which, among other things, limits the period a customer may have payday loans outstanding from any FDIC-insured bank to three months during a twelve-month period. The Payday Lending Guidance became effective on July 1, 2005. As a result of the Payday Lending Guidance, the Company is transitioning from the bank-funded consumer loan model to the company-funded consumer loan model in most of the states where it previously offered bank-funded consumer loans. As part of this transition, it terminated its relationship with County Bank and will amend its relationship with First Bank in the quarter ending September 30, 2005.
For loans funded by County Bank, the Company recognized net servicing fee income ratably over the life of the related loan. In addition, each month County Bank withheld certain servicing fees payable to the Company in order to maintain a cash reserve. The amount of the reserve was equal to a fixed percentage of outstanding loans at the beginning of the month plus a percentage of the finance charges collected during the month. Each month, net credit losses were applied against County Bank’s cash reserve. Any excess reserve was then remitted to the Company as a collection bonus. The remainder of the finance charges not applied to the reserve were either used to pay costs incurred by County Bank related to the short term loan program, retained by the bank as interest on the loan or distributed to the Company as a servicing fee.
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
Because the Company’s servicing fees are reduced by loan losses incurred by the banks, it has established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, the Company considers the amount of outstanding loans owed to the banks, historical loans charged off, current collections patterns and current economic trends. The reserve is then based on net write-offs, expressed as a percentage of loans originated and extended on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve is reported in accrued expenses and other liabilities on the Company’s balance sheet and was $1.4 million at June 30, 2004 and $1.3 million at June 30, 2005.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Revenue Recognition (continued)
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
Loans Receivable, Net
Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in loans receivable, net. Loans receivable, net are reported net of a reserve related to consumer lending as described below in the company-funded consumer loan loss reserves policy.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using either the straight-line or double declining balance method over the estimated useful lives of the assets, which vary from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which ranges from 1 to 5 years, or the estimated useful life of the related asset.
Intangible Assets
Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 11). The Company has completed the required impairment tests and determined that goodwill was not impaired at June 30, 2005.
Debt Issuance Costs
Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 6).
Store and Regional Expenses
The direct costs incurred in operating the Company’s stores have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, telephone and telecommunication and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Company-Funded Consumer Loan Loss Reserves Policy
The Company maintains a loan loss reserve for anticipated losses for loans it makes directly through some of its company-operated locations. To estimate the appropriate level of loan loss reserves, the Company considers the amount of outstanding loans owed to it, historical loans charged off, current collection patterns and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, expressed as a percentage of loans originated and extended for the last twelve months applied against the total amount of outstanding loans that it makes directly. As these conditions change, the Company may need to make additional provisions in future periods.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the Company immediately records a charge-off against the consumer loan loss reserve for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, the Company replenishes the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the loan loss reserve as a result of the calculations in the preceding paragraph, is charged against revenues.
Check Cashing Returned Item Policy
The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $6.7 million, $7.7 million and $9.0 million for the years ended June 30, 2003, 2004 and 2005, respectively.
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
Employees’ Retirement Plan
Retirement benefits are provided to substantially all U.S. full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee’s contribution, up to 8% of the employee’s compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The amount of contributions charged to expense was $775,000, $720,000 and $791,000 for the years ended June 30, 2003, 2004 and 2005, respectively.
Effective December 31, 2004, the Company established the Dollar Financial Corp. Deferred Compensation Plan (the “Plan”). The Plan’s primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to fifty percent of base salary and/or one hundred percent of bonus earned. The Administrator, persons appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any Participants, for any reason. Employer contributions to the Plan during the fiscal year ending June 30, 2005 were $650,000 and are included in accrued expenses and other liabilities on the Company’s balance sheet as of June 30, 2005.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $6.9 million, $7.4 million and $8.4 million for the years ended June 30, 2003, 2004 and 2005, respectively.
Fair Value of Financial Instruments
The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company’s 9.75% Senior Notes due 2011 is based on the quoted market value. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.
Derivatives
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2005, the Company held put options with an aggregate notional value of $(CAN) 28.8 million and £(GBP) 6.6 million to protect the future currency exposure in Canada and the United Kingdom throughout fiscal year 2006. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the year ended June 30, 2005. As of June 30, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $37,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the put options at June 30, 2005 was $254,000 and is included in other assets on the balance sheet.
Foreign Currency Translation and Transactions
The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in corporate expenses.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Earnings (Loss) per Share
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

	Year Ended June 30,
	2003	2004	2005

Net loss	$(8,594)	$(28,033)	$(357)

Reconciliation of denominator:

Weighted average number of common shares outstanding — basic	10,966	10,966	13,946

Effect of dilutive stock options [1]	—	—	—

Weighted average number of common shares outstanding — diluted	10,966	10,966	13,946

[1]	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the fiscal years ended 2003, 2004 and 2005, the effect of the dilutive options were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Stock Based Compensation Plan
At June 30, 2005, the Company offered stock option plans, under which shares of common stock may be awarded to employees or consultants of OPCO. The Company has elected to follow Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.
The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in all years presented (in thousands, except per share data). Effective June 30, 2005, the Company vested all employee options, then outstanding, with an exercise price in excess of $11.70, which exceeded the market price of the Company’s common stock on June 30, 2005.

	Year Ended June 30,
	2003	2004	2005
Net loss — as reported	$(8,594)	$(28,033)	$(357)

Total stock-option expense determined under the fair value based method	(230)	(330)	(4,264)

Net loss — pro forma	$(8,824)	$(28,363)	$(4,621)

Net loss per common share — basic — as reported	$(0.78)	$(2.56)	$(0.03)

Net loss per common share — basic — proforma	$(0.80)	$(2.59)	$(0.33)

Net loss per common share — diluted — as reported	$(0.78)	$(2.56)	$(0.03)

Net loss per common share — diluted — pro forma	$(0.80)	$(2.59)	$(0.33)
In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2001, respectively: expected volatility of 42%, 46% and 46%; expected lives of 6.0, 6.0 and 6.0 years; risk-free interest rate of 4.25%, 4.35% and 5.02%; fair market value at date of grant of $4.94, $5.05 and $6.68 per share; and no expected dividends.
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and supersedes Accounting principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SFAS 123R requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statement. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The Company will recognize the compensation cost for stock-based awards issued after June 30, 2005, on a straight-line basis over the requisite service period for the entire award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and therefore, we will adopt the standard during the first quarter of fiscal 2006. We expect the impact of SFAS 123R on the financial statements to be immaterial due to minimal unvested options outstanding at June 30, 2005 resulting from the acceleration of the vesting as approved by the Compensation Committee of the Board of Directors on June 30, 2005.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Supplementary Cash Flow Information
Non-cash transactions
On November 13, 2003 the Company exchanged $49.4 million, or 50% of the accreted value of its 13.0% Senior Discount Notes for 16.0% Senior Notes due 2012 and $49.4 million, or 50% of the accreted value of its 13.0% Senior Discount Notes for 13.95% Senior Notes due 2012. On November 15, 2004, the Company elected to capitalize $6.5 million of interest on its 16.0% Senior Notes due 2012 and it’s 13.95% Senior Subordinated Notes due 2012. On February 2, 2005, the Company wrote off $1.5 million of unamortized original issue discount related to the 13.95% Senior Subordinated Notes. Additionally, the Company forgave $2.5 million of accrued interest under the management loans and accepted certain of the management individuals’ exchange of shares of its common stock held by them in satisfaction of $6.7 million principal amount of such loans. On March 7, 2005, the Company, as part of the consideration for the acquisition of WTP, issued $2.0 million in unregistered shares of its common stock (141,935 shares).
4. Stock Based Compensation Plan
The Company’s 1999 Stock Incentive Plan (the ‘‘1999 Plan’’) states that 784,393 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights (‘‘SARs’’) may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 1999 Plan is subject to adjustment as specified in the 1999 Plan provisions. No options may be granted after February 15, 2009. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date, unless otherwise accelerated, and have a term of ten years from the date of issuance.
During the year ended June 30, 2004, 301,920 nonqualified stock options were granted under the 1999 Plan at an exercise price of $10.09, the estimated fair market value of the common stock on the date of grant. All options granted under the 1999 Plan became 100% exercisable in conjunction with the Company’s Initial Public Offering on January 28, 2005.
The Company’s 2005 Stock Incentive Plan (the ‘‘2005 Plan’’) states that 1,843,906 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights (‘‘SARs’’) may also be granted in tandem with the nonqualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted after January 24, 2015. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date, unless otherwise accelerated, and have a term of ten years from the date of issuance.
During the year ended June 30, 2005, 534,283 nonqualified stock options were granted under the 2005 Plan at an exercise price of $11.70 and 5,000 options at an exercise price of $9.76 both of which grants were equal to the market price of the underlying stock on the grant date. In addition, an additional 534,283 nonqualified stock options were granted during the year ended June 30, 2005 under the 2005 Plan at an exercise price of $16.00. On June 30, 2005, the Board of Directors approved the acceleration of the vesting of all but 5,000 options previously granted under the 2005 Plan.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Stock Based Compensation Plan (continued)
The following table presents information on stock options:

	Shares	Price Per Share
Options outstanding at June 30, 2002
(361,877 shares exercisable)	613,830	$5.81/$13.06
Granted	—	—
Exercised	—	—
Forfeited	(74,370)	$5.81/$13.06

Options outstanding at June 30, 2003
(435,137 shares exercisable)	539,460	$5.81/$13.06
Granted	301,920	$10.09
Exercised	—	—
Forfeited	(59,940)	$5.81/$13.06

Options outstanding at June 30, 2004
(466,200 shares exercisable)	781,440	$5.81/$10.09/$13.06
Granted	1,073,566	$9.76-$16.00
Exercised	(11,100)	$5.81
Forfeited	—	—

Options outstanding at June 30, 2005	1,843,906	$5.81-$16.00

(1,838,906 shares exercisable)
The following table presents information on stock options by exercise price:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Number
	Outstanding at	Contractual	Exercisable at
Exercise Price	June 30, 2005	Life (Years)	June 30, 2005
$5.81	435,120	3.6	435,120
$9.76	5,000	9.8	—
$10.09	301,920	8.5	301,920
$11.70	534,283	9.8	534,283
$13.06	33,300	5.4	33,300
$16.00	534,283	9.8	534,283

	1,843,906	8.0	1,838,906

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Property and Equipment
     Property and equipment at June 30, 2004 and 2005 consist of (in thousands):

	June 30,
	2004	2005
Land	$172	$170
Leasehold improvements	24,982	33,531
Equipment and furniture	52,351	64,465

	77,505	98,166
Less: accumulated depreciation	(49,540)	(62,555)

Property and equipment, net	$27,965	$35,611

Depreciation expense amounted to $9.0 million, $9.7 million and $10.9 million for the years ended June 30, 2003, 2004 and 2005, respectively.
6. Debt
The Company had debt obligations at June 30, 2004 and 2005 as follows (in thousands):

	June 30,
	2004	2005

Revolving credit facility	$—	$—
OPCO 9.75% Senior Notes due November 13, 2011; interest payable semi-annually on May 15 and November 15	241,176	271,764
16% Senior Notes due May 15, 2012; interest payable semi-annually in arrears May 15 and November 15	42,070	—
13.95% Senior Subordinated Notes due May 15, 2012; interest payable semi-annually in arrears May 15 and November 15	41,652	—
Other	105	—

	$325,003	$271,764

On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003 (the “New Notes Indenture”). The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities under the New Notes Indenture. The net proceeds from the May 2004 note offering were distributed to the Company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.
On June 23, 2005, OPCO consummated an offering of $30.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003. The notes issued in November 2003, May 2004 and the notes issued in June 2005 constitute a single class of securities under the New Notes Indenture. The net proceeds from the June 2005 note offering were used to repay all of the Company’s outstanding indebtedness under the Company’s domestic revolving credit facility which was approximately $17.9 million. The remaining amounts were used for general working capital purposes.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt (continued)
The revolving credit facility (“Credit Facility”) consists of a $55.0 million senior secured reducing revolving credit facility. The commitment under the Credit Facility was reduced by $750,000 on January 2, 2004 and on the first business day of each calendar quarter thereafter, and is subject to additional reductions based on excess cash flow up to a maximum reduction, including quarterly reductions, of $15.0 million. The commitment may be subject to further reductions in the event OPCO engages in certain issuances of securities or asset disposals. Under the Credit Facility, up to $20.0 million may be used in connection with letters of credit. Amounts outstanding under the Credit Facility bear interest at either (i) the higher of (a) the federal funds rate plus 0.50% per annum or (b) the rate publicly announced by Wells Fargo, San Francisco, as its ‘‘prime rate,’’ plus 3.00% at June 30, 2005, (ii) the LIBOR Rate (as defined therein) plus 4.25% at June 30, 2005, or (iii) the one day Eurodollar Rate (as defined therein) plus 4.25% at June 30, 2005, determined at OPCO’s option. At June 30, 2005, OPCO’s borrowing capacity was $37.3 million and there was none outstanding.
On February 2, 2005, the Company redeemed, in full, its 16% Senior Notes due May 15, 2012 and its 13.95% Senior Subordinated Notes due May 15, 2012 with a portion of the proceeds from its initial public equity offering.
The 9.75% Senior Notes are redeemable, in whole or in part, at OPCO’s option, at any time on or after November 15, 2007. If redeemed during the twelve month period commencing November 15 of the years indicated below, the 9.75% Senior Notes will be redeemable at the following redemption prices, expressed as percentages of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption:

Year	Percentage
2007	104.875%
2008	102.438%
2009 and thereafter	100.000%
Prior to November 15, 2006, OPCO may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of certain equity issuances at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The 9.75% Senior Notes and the Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings. At June 30, 2005, the Company is in compliance with all covenants.
The Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $10.0 million in Canadian equivalent (approximately $(CAN) 12.0 million) of which none were outstanding as of June 30, 2004 and 2005. Amounts outstanding under the facility bear interest at Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under the Credit Facility.
The total fair market value of the 9.75% OPCO Senior Notes due 2011 at June 30, 2005 was approximately $278.1 million.
Interest expense is $35.1 million, $40.6 million and $34.1 million for the years ended June 30, 2003, 2004 and 2005, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes
The provision for income taxes for the years ended June 30, 2003, 2004 and 2005 consists of the following (in thousands):

	Year Ended June 30,
	2003	2004	2005

Federal:
Current	$(224)	$—	$(1,810)
Deferred	(3,938)	14,413	1,758

	(4,162)	14,413	(52)
Foreign taxes:
Current	13,088	15,232	19,444
Deferred	—	—	594

	13,088	15,232	20,038
State:
Current	181	—	—
Deferred	(372)	1,197	—

	(191)	1,197	—

	$8,735	$30,842	$19,986

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2004 and 2005 are as follows (in thousands):

	June 30,
	2004	2005

Deferred tax assets:
Loss reserves	$1,219	$788
Foreign withholding taxes	6	6
Depreciation	2,051	2,340
Accrued compensation	1,130	216
Reserve for store closings	215	—
Other accrued expenses	268	221
Accrued interest	5,327	—
Net operating loss carryforwards	15,201	33,890
Other	85	70

Gross deferred tax assets	25,502	37,531
Valuation allowance	(24,474)	(37,460)

Deferred tax liabilities:
Amortization and other temporary differences	(1,028)	(2,352)

Net deferred tax asset (liability)	$—	$(2,281)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)
U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.
Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows (in thousands):

	Year Ended June 30,
	2003	2004	2005

Tax provision at federal statutory state	$49	$964	$6,870
Add (deduct):
Federal and State tax provision	(134)	—	(746)
Canadian withholding	—	—	(1,130)
Foreign taxes	2,419	1,122	952
US tax on foreign earnings	5,162	2,349	—
Canadian restructuring	—	5,143	—
High Yield Debt Interest	950	397	—
Other permanent differences	289	452	1,054
Valuation allowance	—	20,415	12,986

Tax provision at effective tax rate	$8,735	$30,842	$19,986

Due to the refinancing of the Company’s debt in fiscal 2004, significant deferred tax assets have been generated. The Company provided a valuation allowance against all of its deferred tax assets at June 30, 2005 and 2004 which amounted to $37.5 million and $24.5 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2005, the Company has approximately $96 million of federal net operating loss carry forwards available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2023, if not utilized.
After the refinancing of its debt, the Company elected not to include Canadian income in its taxable income for US tax return filing purposes. As a result of this election the Company provided a $20.4 million valuation allowance.
Foreign, federal and state income taxes of approximately $14.5 million, $13.9 million and $15.8 million were paid during the years ended June 30, 2003, 2004 and 2005, respectively.
8. Loss on Extinguishment of Debt
On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes to refinance its credit facility, to distribute a portion of the proceeds to the Company to redeem an equal amount of the Company’s senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving its senior discount notes. On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities. The net proceeds from the May 2004 note offering were distributed to the Company to redeem approximately $9.1 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.
On June 30, 2004, the Company terminated an agreement under which it sold a participation interest in a portion of the short-term consumer loans originated by the Company in the United Kingdom to a third party. Associated with the termination of this agreement the Company paid $276,660 representing a prepayment penalty.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Loss on Extinguishment of Debt (continued)
On January 7, 2005, OPCO distributed $3.6 million to the Company to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.
On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. We received $109.8 million in net proceeds in connection with this offering, which were used to redeem the full outstanding principal and accrued interest on our 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012. The remaining proceeds were used to terminate a management services agreement between OPCO and a third party and for working capital and general corporate purposes.
The loss incurred on the extinguishment of debt is as follows (in thousands):

	2004	2005

Call Premium
Dollar Financial Corp. 16.0% Senior Notes	$1,223	$4,883
Dollar Financial Group, Inc. 10.875% Senior Notes	1,980	—
Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes	733	—
Write-off of original issue discount, net
Dollar Financial Corp. 16.0% Senior Notes	—	1,481
Dollar Financial Corp. 13.95% Senior Subordinated Notes	—	1,481
Prepayment penalty on the extinguishment of collateralized borrowings	277	—
Write-off of previously capitalized deferred issuance costs, net	6,142	252

	$10,355	$8,097

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments
The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $16.1 million, $16.9 million and $19.7 million for the years ended June 30, 2003, 2004 and 2005, respectively.
At June 30, 2005, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount
2006	$19,894
2007	17,378
2008	14,337
2009	11,251
2010	7,354
Thereafter	7,427

$77,641

10. Acquisitions
The following acquisitions have been accounted for under the purchase method of accounting.
On January 4, 2005, the Company entered into an agreement to acquire substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited (“IPC”). The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $9.1 million. The 17 company-owned stores and two franchised stores acquired further strengthens the Company’s market share by expanding its customer base in the United Kingdom. The company believes that for these reasons, along with the earnings potential for these stores, the allocation of a portion of the purchase price to goodwill is appropriate.
On January 31, 2005, the Company entered into an agreement to acquire substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services of Louisiana, LLC (collectively, “American”). The aggregate purchase price for this acquisition was $9.9 million in cash. The agreement also includes a maximum revenue-based earn out of up to $2.4 million which is payable on January 31, 2006. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $9.1 million. The 24 stores acquired further strengthens the Company’s market share by expanding its customer base in the Louisiana market and for that reason, along with the earnings potential for these stores, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.
On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“WTP”) relating to WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash, $2 million in unregistered shares of the Company’s common stock and a $1.5 million escrow amount (25% of which is to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006) assuming no indemnification claims. In addition, the Company assumed $750,000 in liabilities and assumed approximately $5.0 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.3 million and other assets for $0.1 million. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two year period. Although the Company completed the acquisition of WTP on March 7, 2005, management is still finalizing the purchase price allocation based on its analysis of the fair value of the assets acquired and liabilities assumed. The Company’s revolving credit facility and unregistered shares of the Company’s common stock was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $18.9 million. The Company believes that due to the franchising revenues generated from the network of 170 franchise locations and the potential to sell additional franchises, the preliminary allocation of a portion of the purchase price to goodwill is appropriate.
On May 16, 2005, the Company acquired substantially all of the assets of Tenant Financial Enterprises, Inc. (“Tenant”), consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million in cash. The excess of the purchase price over the fair value of identifiable assets acquired was $1.7 million. The five stores acquired further strengthens the Company’s market share by expanding its customer base in the Arizona market and for that reason, the Company believes the allocation the purchase price to goodwill is appropriate.
During fiscal year ending June 30, 2005, the Company completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million. As these acquisitions strengthened the Company’s market share by expanding its customer base, along with the earnings potential of the stores acquired, the Company believes the allocation of a portion or all of the purchase price of these acquisitions to goodwill is appropriate.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Acquisitions (continued)
     Following is the allocation of the purchase price for acquisitions during fiscal 2005 (in millions):

	IPC	American	WTP	Tenant	Other	Total
Purchase Price	$2.7	$9.9	$14.0	$1.7	$2.3	$30.6
Net Assets acquired:
Purchased franchise agreements			(1.3)			(1.3)

Refundable deposits			5.0			5.0

Other (assets) and liabilities	(0.2)	(0.8)	1.2		(0.2)	—

Goodwill	$2.5	$9.1	$18.9	$1.7	$2.1	$34.3

The following unaudited pro forma information for the years ended June 30, 2004 and 2005 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the amortization of identifiable intangible assets arising from the acquisitions, increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of IPC, American and WTP. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal year ended
	June 30,
	2004	2005
	(Unaudited - in thousands)
Revenues	$265,985	$298,948
Net income (loss)	$(25,567)	$1,075
Net income (loss) per common share — basic	$(2.33)	$0.08
Net income (loss) per common share — diluted	$(2.33)	$0.08

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Goodwill and Other Intangibles
In accordance with the provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During fiscal 2003, the Company paid $2.0 million in additional consideration based upon a future results of operations earn-out agreement related to one of its United Kingdom acquisitions. This amount has been included as goodwill on the Consolidated Balance Sheet. The Company has covenants not to compete and franchise agreements purchased in acquisitions, which are deemed to have a definite life and will continue to be amortized. Amortization for these intangibles for the years ended June 30, 2005, 2004 and 2003 was $57,000, $95,000 and $173,000, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years ending June 30, is:

Fiscal Year Ending June 30,	Amount
(In thousands)
2006	$106.7
2007	106.7
2008	106.7
2009	106.7
2010	106.7
Thereafter	615.9

$1,149.4

     The following table reflects the components of intangible assets (in thousands):

	June 30, 2004		June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortized intangible assets:
Cost in excess of net assets acquired	$169,115	$20,016	$205,572	$20,532
Amortized intangible assets:
Covenants not to compete	2,452	2,433	2,510	2,510
Franchise agreements	—	—	1,187	37

	$2,452	$2,433	$3,697	$2,547

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Goodwill and Other Intangibles (continued)
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2004 and 2005 are as follows:

	United		United
	States	Canada	Kingdom	Total

Balance at June 30, 2003	$56,609	$38,394	$48,413	$143,416
Amortization of other intangibles	(95)	—	—	(95)
Acquisitions	—	—	550	550
Foreign currency translation adjustments	—	427	4,820	5,247

Balance at June 30, 2004	56,514	38,821	53,783	149,118
Amortization of other intangibles	(56)	—	—	(56)
Acquisitions	31,077	—	3,223	34,300
Foreign currency translation adjustments	—	3,638	(810)	2,828

Balance at June 30, 2005	$87,535	$42,459	$56,196	$186,190

12. Contingent Liabilities
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Canadian Legal Proceedings
On August 19, 2003 a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and the Company’s Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. On February 1 and 2, 2005, the Company brought a motion to stay the action against it on jurisdictional grounds; and the Company’s Canadian subsidiary brought a motion to stay the action against it based on its arbitration clause. The court recently denied these motions. The Company has appealed the dismissal of our jurisdiction motion. The Company’s Canadian subsidiary has also appealed the dismissal of its motion to stay and Smith has brought a motion to quash its appeal. These appeals and the motion to quash are pending.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
On November 6, 2003, the Company learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of the Company’s Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks damages and other relief. The Company is named as a defendant in this action but it has not been served with the statement of claim to date. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have signed agreements to arbitrate all disputes with the Company.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On February 3, 2004, the Company’s Canadian subsidiary’s motion to stay the action and to compel arbitration of MacKinnon’s claims, as required by his agreement with the Company’s Canadian subsidiary, was denied; the Company’s Canadian subsidiary appealed this ruling. On September 24, 2004, the Court of Appeal for British Columbia reversed the lower court’s ruling and remanded the matter to the lower court for further proceedings consistent with the appellate decision.
On March 1, 2005, MacKinnon’s application for class certification of his action was dismissed. As a result the Company’s Canadian subsidiary renewed its application for a stay of this action based on its arbitration clause but that motion has been adjourned pending the outcome of the various proceedings described below.
MacKinnon appealed the dismissal of his certification motion. This appeal is pending. MacKinnon also brought a series of motions seeking to have the motions judge reconsider her decision. On June 16, 2005 the motions judge ordered that MacKinnon could proceed with his claims against the Company’s Canadian subsidiary in a newly constituted action, and could reapply for certification of his action as a class proceeding rather than proceeding with his appeal. On July 21, 2005 the Company’s Canadian subsidiary was granted leave to appeal that decision. That appeal is now pending. MacKinnon brought a further motion in which he asked the motions judge to vary her certification motion order to state that his certification motion was not dismissed but adjourned to permit him to re-apply for certification. On June 16, 2005, the motions judge dismissed this motion as unnecessary because she granted MacKinnon’s first motion. MacKinnon has brought a cross-appeal of this dismissal. This cross-appeal is pending. Each of these appeals and cross-appeals will be argued together.
On April 15, 2005 the solicitor acting for MacKinnon commenced a further identical proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeals and cross-appeals described above and so the motions judge court held that an order staying the action was not necessary.
Similar class actions have been commenced against the Company’s Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. The Company is named as a defendant in the actions commenced in Nova Scotia and Newfoundland but it has not been served with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
The Company is a defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. The Company compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for August 2005. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005. There is no class determination in the Castillo case. In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who,

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Contingent Liabilities (continued)
California Legal Proceedings (continued)
in the aggregate worked 92% of all weeks worked by the class during the relevant period. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
In addition to the litigation discussed above, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Credit Risk
At June 30, 2004 and 2005, OPCO had 11 and 10, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $4,640,000 and $3,504,547, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (‘‘CDIC’’). At June 30, 2004 and 2005, the Company’s Canadian subsidiary had 13 bank accounts totaling $1,274,666 and $7,657,540, respectively, which exceeded CDIC limits. At June 30, 2004 and 2005 the Company’s United Kingdom operations had 32 and 40 bank accounts, respectively, totaling $11,698,000 and $12,087,461. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.
Since June 13, 2002, the Company has acted as a servicer for County Bank of Rehoboth Beach, Delaware and since October 18, 2002, for First Bank of Delaware. On March 2, 2005, the FDIC issued revised Payday Lending Guidance which, among other things, limits the period a customer may have payday loans outstanding from any FDIC-insured bank to three months during a twelve-month period. The Payday Lending Guidance became effective on July 1, 2005. As a result of the Payday Lending Guidance, the Company is transitioning from the bank-funded consumer loan model to the company-funded consumer loan model in most of the states where it previously offered bank-funded consumer loans. As part of this transition, the Company terminated its relationship with County Bank and will amend its relationship with First Bank during the first quarter of fiscal year 2006.
As of June 30, 2005, the Company had completed the transition of 241 stores in the following states to the company- funded loan model: Arizona, California, Hawaii, New Mexico, Nevada, Utah, Washington and the District of Columbia. Since June 30, 2005, the Company has transitioned all stores in the remaining states where enabling legislation exists, with the exception of Ohio. In August 2005, we received license approval from the state of Ohio to offer payday loans under state law. Until this license was approved, we continued to offer bank funded loans in the 22 Ohio locations under the 90 day loan limitation. On August 26, 2005 the Company began offering company-funded loans in the Ohio stores.
On behalf of First Bank in the United States, the Company markets unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Historically, loans have been made for amounts up to $1,000, with terms of 7 to 23 days. Under these programs, the Company earns servicing fees, which may be reduced if the related loans are not collected. The Company maintains a reserve for estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans the Company makes directly. In order to estimate the appropriate level of these reserves, the Company considers the amount of outstanding loans owed to it, as well as loans owed to First Bank and serviced by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2005, County Bank originated or extended approximately $115.5 million of loans through the Company locations and document transmitters. First Bank originated or extended approximately $303.2 million of loans through the Company during this period. County Bank originated or extended approximately

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Credit Risk (continued)
$136.2 million of loans through the Company locations and document transmitters during fiscal 2004 and First Bank originated or extended approximately $249.1 million of loans through the Company for the same period.
The Company also originates unsecured short-term loans to customers on its own account in Canada, the United Kingdom and certain United States markets. The Company bears the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to £600, with a term of 28 days. The Company originated or extended approximately $684.7 million of the short-term consumer loans through its locations and document transmitters during fiscal 2005 and approximately $491.4 million through its locations and document transmitters during 2004. In addition, beginning in fiscal 2003 the Company acted as a direct lender of longer-term installment loans in the United Kingdom. This product was introduced in certain U.S. and Canadian markets at the end of fiscal year 2004. In the United States for fiscal 2005, the Company originated 414 installment loans with an average principal amount of $781 and a weighted average term of approximately 275 days. The Company originated or extended installment loans through its locations in the United States of approximately $324 thousand in fiscal 2005. In Canada, the Company originated 2,167 installment loans with an average principal amount of $1,180 and a weighted average term of approximately 215 days. The Company originated or extended installment loans through its locations in Canada of approximately $2.6 million in fiscal 2005. In the United Kingdom for fiscal 2005, the Company originated 6,935 installment loans with an average principal amount of $1,079 and a weighted average term of approximately 365 days. In the United Kingdom for fiscal 2004, the Company originated 4,675 longer-term installment loans with an average principal amount of $845 and a weighted average term of approximately 365 days. The Company originated or extended installment loans through its locations in the United Kingdom of approximately $7.5 million in fiscal 2005 and $3.9 million in fiscal 2004.
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
The Company had approximately $41.4 million and $32.9 million of loans on its balance sheet at June 30, 2005 and 2004, respectively, which is reflected in loans receivable. Loans receivable, net at June 30, 2005 and 2004 are reported net of a reserve of $2.7 million and $2.3 million, respectively, related to consumer lending. Net charge-offs for company-originated loans, which are charged against the allowance for loan losses for the fiscal years ended June 30, 2005, 2004 and 2003 were $14.4 million, $9.0 million and $10.4 million, respectively. For the years ended June 30, 2005, 2004 and 2003, total consumer lending revenue, net earned by the Company was $123.6 million, $98.0 million and $82.6 million, respectively.
Activity in the allowance for loan losses during the fiscal years ended 2003, 2004 and 2005 was as follows (in thousands):

Allowance for Loan Losses	Year ended June 30,
	2003	2004	2005

Balance at beginning of year	$1,694	$1,344	$2,315

Provision charged to loan revenues	9,967	9,928	14,793
Foreign currency translation	75	15	(28)

Net Charge-offs	(10,392)	(8,972)	(14,373)
Balance at end of year	$1,344	$2,315	$2,707

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Capital Stock
Effective January 27, 2005, the Company executed an Amended and Restated Certificate of Incorporation, which increased the authorized common stock to 55,500,000 shares and also authorized 10,000,000 shares of par value $0.001 preferred stock. The Company also took the following actions:
•	Converted the par value of its common stock from $1 per common share to $0.001 per common share;

•	Declared a 555-to-1 stock split of the common stock;

•	Authorized the adoption of the 2005 Stock Incentive Plan to selected employees, directors and consultants which provides for issuance of up to 1,718,695 shares of common stock or options to purchase shares of common stock;

•	Authorized the redemption of its 16.0% Senior Notes;

•	Authorized the redemption of its 13.95% Senior Subordinated Notes; and

•	Authorized $2.5 million to pay a fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P.
All common stock and per share amounts have been restated to reflect the effect of the stock split.
On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company has sold 7,378,125 shares of common stock and a selling stockholder has sold 121,875 shares of common stock. The Company did not receive any proceeds from the sale of its shares by the selling stockholder. In connection with the IPO, the selling stockholder participated in the proportionate costs of the underwriter’s fee. No other diminimus costs were proportionately shared. On February 2, 2005, the Company received $109.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds (in millions):

Redeem in full the outstanding principal amount of 16.0% Senior Notes due 2012 at a redemption price of 110.0% of the current accretion amount:
Principal	$45.3
Accrued interest	1.6
Redemption premium	4.7

Total cost of redemption of 16.0% Senior Notes due 2012	51.6
Redeem in full the outstanding principal amount of 13.95% Senior Subordinated Notes due 2012 at a redemption price of 100.0% of the current accretion amount:
Principal	44.5
Accrued interest	1.3
Redemption premium	—

Total cost of redemption of 13.95% Senior Subordinated Notes due 2012	45.8
Terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. prior to the contractual date of termination	2.5
Pay estimated fees and expenses with respect to the offering and the related transactions	2.7
Use the remaining proceeds for working capital and general corporate purposes	7.2

Total use of net proceeds	$109.8

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The Company’s credit agreement, as amended and restated as of July 8, 2005, and the indenture dated November 13, 2003 relating to OPCO’s 9.75% Senior Notes due 2011, contain restriction on our declaration and payment of dividends.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Capital Stock (continued)
There are no preemptive or conversion rights or other subscription rights of common stock holders. There are no redemption or sinking fund provisions applicable to the common stock.
15. Geographic Segment Information
All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

2003
Identifiable assets	$148,266	$88,240	$77,105	$313,611
Goodwill and other intangibles, net	56,609	38,394	48,413	143,416
Sales to unaffiliated customers:
Check cashing	49,147	33,301	25,987	108,435
Consumer lending:
Fees from consumer lending	70,340	22,492	14,748	107,580
Provision for loan losses and adjustment to servicing revenue	(19,368)	(3,247)	(2,380)	(24,995)

Consumer lending, net	50,972	19,245	12,368	82,585
Money transfers	4,675	5,143	1,834	11,652
Other	5,678	9,334	1,704	16,716

Total sales to unaffiliated customers	110,472	67,023	41,893	219,388

Interest expense, net	32,067	(881)	3,470	34,656
Depreciation and amortization	5,377	1,837	1,965	9,179
(Loss) income before income taxes	(34,189)	26,058	8,272	141
Income tax provision	(4,913)	10,944	2,704	8,735

2004
Identifiable assets	$127,679	$92,835	$98,823	$319,337
Goodwill and other intangibles, net	56,514	38,821	53,783	149,118
Sales to unaffiliated customers:
Check cashing	47,716	38,483	31,198	117,397
Consumer lending:
Fees from consumer lending	71,577	31,479	19,405	122,461
Provision for loan losses and adjustment to servicing revenue	(17,504)	(3,001)	(3,984)	(24,489)

Consumer lending, net	54,073	28,478	15,421	97,972
Money transfers	4,525	5,775	2,732	13,032
Other	3,546	11,730	2,430	17,706

Total sales to unaffiliated customers	109,860	84,466	51,781	246,107

Interest expense, net	33,247	2,492	4,384	40,123
Depreciation and amortization	5,220	2,476	2,136	9,832
Loss on extinguishment of debt	10,355	—	—	10,355
(Loss) income before income taxes	(36,493)	27,418	11,884	2,809
Income tax provision	17,787	10,111	2,944	30,842

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2005
Identifiable assets	$160,329	$117,987	$109,540	$387,856
Goodwill and other intangibles, net	87,535	42,459	56,196	186,190
Sales to unaffiliated customers:
Check cashing	46,596	43,686	38,466	128,748
Consumer lending:
Fees from consumer lending	78,795	48,680	25,829	153,304
Provision for loan losses and adjustment to servicing revenue	(18,127)	(5,819)	(5,779)	(29,725)

Consumer lending, net	60,668	42,861	20,050	123,579
Money transfers	4,239	6,845	3,687	14,771
Other	6,625	14,832	3,011	24,468

Total sales to unaffiliated customers	118,128	108,224	65,214	291,566

Interest expense, net	30,226	650	3,002	33,878
Depreciation and amortization	5,739	3,240	2,023	11,002
Loss on extinguishment of debt	8,097	—	—	8,097
(Loss) income before income taxes	(35,052)	38,251	16,430	19,629
Income tax provision	(52)	15,172	4,866	19,986
16. Related Party Transactions
During fiscal 1999, the Company issued loans to certain members of management to pay personal income tax expense associated with the exercise of certain options and grants of certain stock. In conjunction with the Company’s initial public offering, the Company forgave accrued interest under the management loans (in aggregate amount of approximately $2.5 million) and accepted the management individuals exchange of shares of the Company’s common stock held by them in full satisfaction of the principal amount of such loans (in the aggregate amount of approximately $6.7 million). For the purposes of the exchange, the Company valued its common stock at the initial public offering price.
Under an amended and restated management services agreement among Leonard Green & Partners, L.P., Dollar Financial Group, Inc. and the Company, the Company agreed to pay Leonard Green & Partners, L.P. an annual fee equal to $1.0 million for ongoing management, consulting and financial planning services, as well as reimbursement of any out-of-pocket expenses incurred. The agreement was scheduled to terminate on November 13, 2008. However the parties terminated the agreement in conjunction with the closing of the Company’s initial public equity offering because the Company believes it is appropriate as a public company to minimize related party transactions. In connection with this termination, the Company paid Leonard Green & Partners, L.P. accrued fees of $1.2 million and a termination fee of $2.5 million.
In conjunction with the Company’s initial public equity offering, the Company’s Chairman and Chief Executive Officer, as the only selling stockholder, participated in the costs of the underwriter’s fee. No other diminimus costs were proportionately shared.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Subsidiary Guarantor Financial Information
OPCO’s payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (such guarantees, the ‘‘Guarantees’’) on a full and unconditional basis by the Company and by OPCO’s existing and future domestic subsidiaries (the ‘‘Guarantors’’). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (such capital stock of foreign subsidiaries referenced in this paragraph collectively, the ‘‘Collateral’’). The non-guarantors consist of OPCO’s foreign subsidiaries (“Non-guarantors”).
The Guarantees of the notes:
•	rank equal in right of payment with all existing and future unsubordinated indebtedness of the Guarantors;

•	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors; and

•	are effectively junior to any indebtedness of OPCO, including indebtedness under the Company’s senior secured reducing revolving credit facility, that is either (1) secured by a lien on the Collateral that is senior or prior to the second priority liens securing the Guarantees of the notes or (2) secured by assets that are not part of the Collateral to the extent of the value of the assets securing such indebtedness.
Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2005 and 2004 and the condensed consolidating statements of operations and cash flows for the twelve months ended June 30, 2005, 2004 and 2003 of OPCO, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Balance Sheets
June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$4	$30,049	$62,451	$—	$92,504
Loans receivable
Loans receivable	—	6,243	35,110	—	41,353
Less: Allowance for loan losses	—	(470)	(2,237)		(2,707)

Loans receivable, net	—	5,773	32,873	—	38,646
Other consumer lending receivables	—	7,996	—		7,996
Other receivables	276	1,370	2,969	(216)	4,399
Income taxes receivable	—	1,053	—	—	1,053
Prepaid expenses	—	2,948	3,910	—	6,858
Deferred tax asset	—	—	71	—	71
Due from affiliates	—	53,893	—	(53,893)	—
Due from parent	—	2,398	—	(2,398)	—
Property and equipment, net	—	12,456	23,155	—	35,611
Goodwill and other intangibles, net	—	87,535	98,655	—	186,190
Debt issuance costs, net	—	10,558	—	—	10,558
Investment in subsidiaries	59,759	317,853	9,660	(387,272)	—
Other	—	527	3,443	—	3,970

	$60,039	$534,409	$237,187	$(443,779)	$387,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$—	$11,849	$11,958	$—	$23,807
Foreign income taxes payable	—	—	4,648	—	4,648
Accrued expenses and other liabilities	5	10,282	12,071	—	22,358
Accrued interest payable	—	3,291	216	(216)	3,291
Deferred tax liability	—	1,757	595	—	2,352
Due to affiliate	398	—	55,893	(56,291)	—
9.75% Senior Notes due 2011	—	271,764	—	—	271,764

	403	298,943	85,381	(56,507)	328,220
Shareholders’ equity
Common stock	18	—	—	—	18
Additional paid in capital	149,900	104,926	30,259	(124,088)	160,997
(Accumulated deficit) retained earnings	(110,788)	105,740	106,410	(223,247)	(121,885)
Accumulated other comprehensive income	20,506	24,800	15,137	(39,937)	20,506

Total shareholders’ equity	59,636	235,466	151,806	(387,272)	59,636

	$60,039	$534,409	$237,187	$(443,779)	$387,856

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$46,596	$82,152	$—	$128,748
Consumer lending:
Fees from consumer lending	—	78,795	74,509	—	153,304
Provision for loan losses and adjustment to servicing income	—	(18,127)	(11,598)	—	(29,725)

Consumer lending, net	—	60,668	62,911	—	123,579
Money transfer fees	—	4,239	10,532	—	14,771
Other	—	6,625	17,843	—	24,468

Total revenues	—	118,128	173,438	—	291,566

Store and regional expenses:
Salaries and benefits	—	45,006	42,034	—	87,040
Occupancy	—	11,475	11,379	—	22,854
Depreciation	—	3,573	3,617	—	7,190
Returned checks, net and cash shortages	—	4,612	5,865	—	10,477
Telephone and communications	—	3,696	2,131	—	5,827
Advertising	—	3,789	4,632	—	8,421
Bank charges	—	1,939	2,021	—	3,960
Armored carrier expenses	—	1,499	2,161	—	3,660
Other	—	14,540	14,097	—	28,637

Total store and regional expenses	—	90,129	87,937	—	178,066

Store and regional margin	—	27,999	85,501	—	113,500

Corporate and other expenses:
Corporate expenses	—	21,111	23,541	—	44,652
Management fee	637	(1,767)	1,767	—	637
Other depreciation and amortization	—	2,166	1,646	—	3,812
Interest expense, net	7,641	22,585	3,652	—	33,878
Loss on extinguishment of debt	8,097	—	—	—	8,097
Termination of management services agreement	2,500	—	—	—	2,500
Other	141	(60)	214	—	295
Equity in subsidiary	(18,659)	—	—	18,659	—

(Loss) income before income taxes	(357)	(16,036)	54,681	(18,659)	19,629
Income tax (benefit) provision	—	(52)	20,038	—	19,986

Net (loss) income	$(357)	$(15,984)	$34,643	$(18,659)	$(357)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Cash Flows
Year ended June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(357)	$(15,984)	$34,643	$(18,659)	$(357)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Undistributed income of subsidiaries	(18,659)	—	—	18,659	—
Depreciation and amortization	19	7,239	5,265	—	12,523
Loss on extinguishment of debt	5,114	—	—	—	5,114
Losses on store closings and sales	—	(155)	221	—	66
Foreign currency loss on revaluation subordinated notes payable	—	180	—	—	180
Deferred tax provision	—	1,757	595	—	2,352
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	(3,662)	2,776	(6,263)	(68)	(7,217)
Decrease in income taxes receivable	—	39,061	6,117	(40,106)	5,072
Decrease (increase) in prepaid expenses and other	9	(1,478)	(2,561)	—	(4,030)
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	3,902	(36,161)	627	40,174	8,542

Net cash (used in) provided by operating activities	(13,634)	(2,765)	38,644	—	22,245

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(25,881)	(4,069)	—	(29,950)
Additions to property and equipment	—	(6,384)	(8,473)	—	(14,857)
Net decrease in due from affiliates	—	65,890	—	(65,890)	—

Net cash provided by (used in) investing activities	—	33,625	(12,542)	(65,890)	(44,807)

Cash flows from financing activities:
Proceeds from initial public stock offering	109,786	—	—	—	109,786
Proceeds from the exercise of stock options	64	—	—	—	64
Redemption of 16.0% Senior Notes due 2012	(50,416)	—	—	—	(50,416)
Redemption of 13.95% Senior Subordinated Notes due 2012	(44,661)	—	—	—	(44,661)
Other debt payments	—	(93)	(13)	—	(106)
Issuance of 9.75% Senior Notes due 2011	—	30,750	—	—	30,750
Payment of initial public stock offering costs	(1,462)	—	—	—	(1,462)
Payment of debt issuance costs	(3)	(727)	—	—	(730)
Net decrease in due to affiliates and due from parent	(3,284)	(54,255)	(8,351)	65,890	—

Dividend paid to parent	3,610	(3,610)	—	—	—

Net cash provided by (used in) financing activities	13,634	(27,935)	(8,364)	65,890	43,225

Effect of exchange rate changes on cash and cash equivalents	—	—	2,571	—	2,571

Net increase in cash and cash equivalents	—	2,925	20,309	—	23,234

Cash and cash equivalents at beginning of period	4	27,124	42,142	—	69,270

Cash and cash equivalents at end of period	$4	$30,049	$62,451	$—	$92,504

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Balance Sheets
June 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$4	$27,124	$42,142	$—	$69,270
Loans receivable
Loans receivable	—	4,838	28,064	—	32,902
Less: Allowance for loan losses	—	(694)	(1,621)	—	(2,315)

Loans receivable, net	—	4,144	26,443	—	30,587
Other consumer lending receivables	—	7,404	—	—	7,404
Other receivables	—	1,980	2,360	(284)	4,056
Income taxes receivable	—	8	6,117	—	6,125
Prepaid expenses	—	1,772	2,608	—	4,380
Notes and interest receivable-officers	1,431	3,354	—	—	4,785
Due from affiliates	—	63,791	—	(63,791)	—
Due from parent	—	5,682	—	(5,682)	—
Property and equipment, net	—	10,957	17,008	—	27,965
Goodwill and other intangibles, net	—	56,514	92,604	—	149,118
Debt issuance costs, net	268	11,160	—	—	11,428
Investment in subsidiaries	38,017	255,084	6,705	(299,806)	—
Other	1,392	451	2,376	—	4,219

	$41,112	$449,425	$198,363	$(369,563)	$319,337

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$—	$6,466	$9,397	$—	$15,863
Foreign income taxes payable	—	—	5,979	—	5,979
Accrued expenses and other liabilities	946	7,058	10,148	—	18,152
Accrued interest payable	1,649	2,974	888	(284)	5,227
Due to affiliate	5,682	—	63,791	(69,473)	—
9.75% Senior Notes due 2011	—	241,176	—	—	241,176
16.0% Senior Notes due 2012	42,070	—	—	—	42,070
13.95% Senior Subordinated Notes due 2012	41,652	—	—	—	41,652
Other long-term debt	—	93	12	—	105

	91,999	257,767	90,215	(69,757)	370,224
Shareholders’ (deficit) equity
Common stock	11	—	—	—	11
Additional paid in capital	50,373	104,926	27,304	(121,133)	61,470
(Accumulated deficit) retained earnings	(109,819)	81,996	71,767	(164,860)	(120,916)
Accumulated other comprehensive income	13,813	4,736	9,077	(13,813)	13,813
Treasury stock	(956)	—	—	—	(956)
Management equity loan	(4,309)	—	—	—	(4,309)

Total shareholders’ (deficit) equity	(50,887)	191,658	108,148	(299,806)	(50,887)

	$41,112	$449,425	$198,363	$(369,563)	$319,337

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$47,717	$69,680	$—	$117,397
Consumer lending:
Fees from consumer lending	—	71,577	50,884	—	122,461
Provision for loan losses and adjustment to servicing income	—	(17,505)	(6,984)	—	(24,489)

Consumer lending, net	—	54,072	43,900	—	97,972
Money transfer fees	—	4,525	8,507	—	13,032
Other	—	3,546	14,160	—	17,706

Total revenues	—	109,860	136,247	—	246,107

Store and regional expenses:
Salaries and benefits	—	41,510	34,498	—	76,008
Occupancy	—	10,988	8,817	—	19,805
Depreciation	—	3,458	3,088	—	6,546
Returned checks, net and cash shortages	—	4,275	4,857	—	9,132
Telephone and communications	—	3,756	1,909	—	5,665
Advertising	—	3,778	3,165	—	6,943
Bank charges	—	2,140	1,604	—	3,744
Armored carrier expenses	—	1,381	1,670	—	3,051
Other	—	12,739	11,724	—	24,463

Total store and regional expenses	—	84,025	71,332	—	155,357

Store and regional margin	—	25,835	64,915	—	90,750

Corporate and other expenses:
Corporate expenses	—	16,623	16,190	—	32,813
Management fee	1,003	(709)	709	—	1,003
Other depreciation and amortization	—	1,762	1,524	—	3,286
Interest expense, net	14,820	18,428	6,875	—	40,123
Loss on extinguishment of debt	2,869	7,209	277	—	10,355
Other	—	325	36	—	361
Equity in subsidiary	(4,912)	—	—	4,912	—

(Loss) income before income taxes	(13,780)	(17,803)	39,304	(4,912)	2,809
Income tax provision	14,253	3,535	13,054	—	30,842

Net (loss) income	$(28,033)	$(21,338)	$26,250	$(4,912)	$(28,033)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Cash Flows
Year ended June 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(28,033)	$(21,338)	$26,250	$(4,912)	$(28,033)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed income of subsidiary	(4,912)	—	—	4,912	—
Accretion of interest expense from 13.0% Senior Discount Notes	5,827	—	—	—	5,827
Depreciation and amortization	143	6,774	4,796	—	11,713
Loss on extinguishment of debt	2,869	7,209	277	—	10,355
Losses on store closings and sales	—	150	37	—	187
Foreign currency gain on revaluation of subordinated notes payable	—	—	(838)	—	(838)
Deferred tax provision (benefit)	16,448	(838)	—	—	15,610
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(257)	(965)	(7,982)	(40)	(9,244)
Increase in income taxes receivable	(1,385)	(18,486)	(5,836)	22,521	(3,186)
(Increase) decrease in prepaid expenses and other	—	352	(1,112)	—	(760)
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	8,523	22,528	9,394	(22,481)	17,964

Net cash (used in) provided by operating activities	(777)	(4,614)	24,986	—	19,595

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(550)	—	(550)
Gross proceeds from sale of fixed assets	—	—	81	—	81
Additions to property and equipment	—	(1,971)	(6,179)	—	(8,150)
Net decrease in due from affiliates	—	(31,416)	—	31,416	—

Net cash used in investing activities	—	(33,387)	(6,648)	31,416	(8,619)

Cash flows from financing activities:
Redemption of 16.0% Senior Notes due 2012	(10,283)	—	—	—	(10,283)
Redemption of 13.95% Senior Subordinated Notes due 2012	(9,060)	—	—	—	(9,060)
Redemption of 10.875% Senior Subordinated Notes due 2006	—	(20,734)	—	—	(20,734)
Redemption of 13.0% Senior Discount Notes due 2006	(22,962)	—	—	—	(22,962)
Redemption of collateralized borrowings	—	—	(8,277)	—	(8,277)
Other debt borrowings (payments)	—	93	(165)	—	(72)
Issuance of 9.75% Senior Notes due 2011	—	241,176	—	—	241,176
Redemption of 10.875% Senior Notes due 2006	—	(111,170)	—	—	(111,170)
Net decrease in revolving credit facilities	—	(60,764)	(935)	—	(61,699)
Payment of initial public stock offering costs	(1,392)	—	—	—	(1,392)
Payment of debt issuance costs	(289)	(10,929)	—	—	(11,218)
Net increase (decrease) in due to affiliates and due from parent	4,064	33,958	(6,606)	(31,416)	—
Dividend paid to parent	40,699	(40,699)	—	—	—

Net cash provided by (used in) financing activities	777	30,931	(15,983)	(31,416)	(15,691)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,176	—	2,176

Net (decrease) increase in cash and cash equivalents	—	(7,070)	4,531	—	(2,539)

Cash and cash equivalents at beginning of period	4	34,194	37,611	—	71,809

Cash and cash equivalents at beginning of period	$4	$27,124	$42,142	$—	$69,270

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2003
(In thousands)

	Dollar	Dollar Financial
	Financial	Group, Inc. and
	Corp.	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$219,388	$—	$219,388
Store and regional expenses:
Salaries and benefits	—	69,799	—	69,799
Occupancy	—	18,856	—	18,856
Depreciation	—	5,859	—	5,859
Other	—	47,766	—	47,766

Total store and regional expenses	—	142,280	—	142,280

Store and regional margin	—	77,108	—	77,108

Corporate and other expenses:
Corporate expenses	—	31,241	—	31,241
Management fees	1,049	—	—	1,049
Other depreciation and amortization	—	3,320	—	3,320
Interest expense, net	14,452	20,168	—	34,620
Litigation settlement costs	—	2,750	—	2,750
Other	—	3,987	—	3,987
Equity in subsidiary	(2,131)	—	2,131	—

(Loss) income before income taxes	(13,370)	15,642	(2,131)	141
Income tax (benefit) provision	(4,776)	13,511	—	8,735

Net income (loss)	$(8,594)	$2,131	$(2,131)	$(8,594)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Consolidating Financial Statements (continued)
Consolidating Statements of Cash Flows
Year ended June 30, 2003
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and
	Financial	Subsidiary
	Corp.	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(8,594)	$2,131	$(2,131)	$(8,594)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed income of subsidiary	(2,131)	—	2,131	—
Accretion of interest expense from 13.0% Senior Discount Notes	14,373	—	—	14,373
Depreciation and amortization	338	10,971	—	11,309
Losses on store closings and sales and other restructuring	—	3,987	—	3,987
Foreign currency gain on revaluation of subordinated notes payable	—	(398)	—	(398)
Deferred tax (benefit) provision	(5,093)	783	—	(4,310)
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(258)	(5,278)	(4,249)	(9,785)
Decrease (increase) in income taxes receivable	317	(10,960)	10,960	317
Decrease in prepaid expenses and other	—	1,375	—	1,375
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	81	1,221	(6,711)	(5,409)

Net cash (used in) provided by operating activities	(967)	3,832	—	2,865

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,251)	—	(3,251)
Additions to property and equipment	—	(7,428)	—	(7,428)

Net cash used in investing activities	—	(10,679)	—	(10,679)

Cash flows from financing activities:
Other debt payments	—	(3)	—	(3)
Other collateralized borrowings	—	8,000	—	8,000
Net decrease in revolving credit facilities	—	(17,237)	—	(17,237)
Payment of debt issuance costs	—	(690)	—	(690)
Net increase in due to affiliates and due from parent	967	(967)	—	—

Net cash provided by (used in) financing activities	967	(10,897)	—	(9,930)

Effect of exchange rate changes on cash and cash equivalents	—	2,916	—	2,916

Net decrease in cash and cash equivalents	—	(14,828)	—	(14,828)

Cash and cash equivalents at beginning of period	4	86,633	—	86,637

Cash and cash equivalents at end of period	$4	$71,805	$—	$71,809

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Subsequent Events
On July 8, 2005, the Company entered into an amendment and restatement of its Credit Facility to increase the maximum amount of the Credit Facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the Credit Facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At the Company’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit.
19. Unaudited Quarterly Operating Results
Summarized quarterly financial data for the fiscal years ended June 30, 2005 and 2004 are as follows:

	Three months ended				Year ended
	September 30	December 31	March 31	June 30	June 30,
	(Unaudited)
	(In thousands except per share data)
Fiscal 2005:
Revenues	$66,157	$72,386	$76,449	$76,574	$291,566
Income (loss) before income taxes	$3,263	$6,387	$958	$9,021	$19,629
Net income (loss)	$(91)	$1,133	$(4,479)	$3,080	$(357)
Basic earnings (loss) per share	$(0.01)	$0.10	$(0.28)	$0.17	$(0.03)
Diluted earnings (loss) per share	$(0.01)	$0.10	$(0.28)	$0.17	$(0.03)

Fiscal 2004:
Revenues	$56,990	$60,762	$65,357	$62,998	$246,107
Income (loss) before income taxes	$1,243	$(6,481)	$7,392	$655	$2,809
Net income (loss)	$(2,601)	$(24,973)	$1,603	$(2,062)	$(28,033)
Basic earnings (loss) per share	$(0.24)	$(2.28)	$0.15	$(0.19)	$(2.56)
Diluted earnings (loss) per share	$(0.24)	$(2.28)	$0.14	$(0.19)	$(2.56)
Market Information
Our common shares are traded on the NASDAQ National Market under the symbol “DLLR.” Our common stock was initially offered to the public on January 28, 2005 at a price of $16.00. Below is a summary of the high and low prices of our stock for each quarterly period since the date of our initial public offering as reported on the NASDAQ National Market. On January 28, 2005, the closing price of our common stock was $16.00.

Period	High	Low
January 28, 2005 until March 31, 2005	$17.06	$10.57
April 1, 2005 until June 30, 2005	$13.00	$8.50

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer, president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer, president and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer, president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There was no change in our internal control over financial reporting during our fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
          On April 18, 2005, the Company issued a press release regarding its earnings for the three months ended March 31, 2005, which it inadvertently failed to file in a current report on Form 8-K. A copy of the press release is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Officers
     The information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”)
     The information regarding our executive officers required by this Item is incorporated by reference herein to the section in Part I Item 1 of this Annual Report on Form 10-K titled “Executive Officers of the Registrant.”
     We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is publicly available on our website at http://www.dfg.com/ethics.asp. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.
Item 11. EXECUTIVE COMPENSATION
     The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.
The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders required by this Item is incorporated by reference herein to the section in Part II, Item 7 of this Annual Report on Form 10-K titled “Employee Equity Incentive Plans.”
The information regarding our equity incentive plans required by this Item is incorporated by reference herein to the section in Part II, Item 7 titled “Employee Equity Incentive Plans,” and Part II, Item 8 “Note 3: Stock Option Plan” in of this Annual Report on Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report.
     (1) Financial Statements. All financial statements required to be filed by Item 8 of Form 10-K and included in this Annual Report on Form 10-K are listed in Item 8 hereof. No additional financial statements are filed herein or are attached as exhibits hereto.
     (2) Financial Statement Schedules. All financial statement schedules have been omitted here because they are not applicable, not required or the information is shown in the financial statements or related notes.
     (3) Exhibits.

(a)(3) Exhibits
Exhibit No.	Description of Document
2.1	Asset Purchase Agreement, dated March 7, 2005 by and among We the People Forms and Service Centers USA, Inc., Ira Distenfield and Linda Distenfield, and WTP Acquisition Corp., and solely for the purposes of Section 13.3, Dollar Financial Group as Guarantor(11)

3.1 (a)	Certificate of Incorporation of Dollar Financial Group, Inc.(1)

3.1 (b)	Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc.(1)

3.2	Amended and Restated Bylaws of Dollar Financial Group, Inc.(6)

3.3(a)	Amended and Restated Certificate of Incorporation of Dollar Financial Corp.(6)

3.3(b)	Certificate of Change of Dollar Financial Corp, Inc., filed 7/28/05(17)

3.4	Bylaws of Dollar Financial Corp.(6)

3.5(a)	Articles of Incorporation of Any Kind Check Cashing Centers, Inc.(1)

3.5(b)	Articles of Amendment to the Articles of Incorporation of Any Kind Check Cashing Centers, Inc.(1)

3.6	Bylaws of Any Kind Check Cashing Centers, Inc.(1)

3.7(a)	Articles of Incorporation of Cash Unlimited of Arizona, Inc.(6)

3.8	Bylaws of Cash Unlimited of Arizona, Inc.(6)

3.9	Articles of Incorporation of Check Mark of Louisiana, Inc.(1)

3.10	Bylaws of Check Mart of Louisiana, Inc.(1)

3.11 (a)	Articles of Incorporation of Check Mart of New Mexico, Inc.(1)

3.11 (b)	Articles of Amendment to the Articles of Incorporation of Check Mart of New Mexico, Inc.(1)

3.12	Bylaws of Check Mart of New Mexico, Inc.(1)

3.13	Articles of Incorporation of Check Mart of Pennsylvania, Inc.(1)

3.14	Bylaws of Check Mart of Pennsylvania, Inc.(1)

3.15	Articles of Incorporation of Check Mart of Texas, Inc.(1)

3.16	Bylaws of Check Mart of Texas, Inc.(1)

3.17	Articles of Incorporation of Check Mart of Wisconsin, Inc.(1)

3.18	Bylaws of Check Mart of Wisconsin, Inc.(1)

3.19	Certificate of Incorporation of DFG International, Inc.(6)

3.20	Bylaws of DFG International, Inc.(6)

3.21	Certificate of Incorporation of DFG World, Inc.(6)

3.22	Bylaws of DFG World, Inc.(6)

3.23(a)	Articles of Incorporation of Financial Exchange Company of Ohio, Inc.(1)

3.23(b)	Certificate of Amendment by Incorporator to the Articles of Incorporation of Financial Exchange Company of Ohio, Inc.(1)

3.23(c)	Certificate of Amendment (by Shareholders) to the Articles of Incorporation of Financial Exchange Company of Ohio, Inc.(1)

3.24	Code of Regulations of Financial Exchange Company of Ohio, Inc.(1)

3.25(a)	Articles of Incorporation of Financial Exchange Company of Pennsylvania, Inc.(1)

3.25(b)	Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of Pennsylvania, Inc.(1)

3.25(c)	Certificate of Amendment to the Articles of Incorporation of Financial Exchange Company of Pennsylvania, Inc.(I)

3.26	Bylaws of Financial Exchange Company of Pennsylvania, Inc.(1)

3.27(a)	Certificate of Incorporation of Financial Exchange Company of Pittsburgh, Inc.(1)

(a)(3) Exhibits
Exhibit No.	Description of Document
3.27(b)	Certificate of Change of Location of Registered Office and Registered Agent of Financial Exchange Company of Pittsburgh, Inc.(17)

3.28	Bylaws of Financial Exchange Company of Pittsburgh, Inc.(1)

3.29(a)	Certificate of Incorporation of Financial Exchange Company of Virginia, Inc.(1)

3.29(b)	Certificate of Change of Registered Agent and Registered Office of Financial Exchange Company of Virginia, Inc.(17)

3.30	Bylaws of Financial Exchange Company of Virginia, Inc.(1)

3.31	Certificate of Incorporation of Loan Mart of Oklahoma, Inc.(6)

3.32	Bylaws of Loan Mart of Oklahoma, Inc.(6)

3.33(a)	Certificate of Incorporation of Monetary Management Corporation of Pennsylvania(1)

3.33(b)	Certificate of Change of Registered Agent and Registered Office of Monetary Management Corporation of Pennsylvania(17)

3.34	Bylaws of Monetary Management Corporation of Pennsylvania(1)

3.35(a)	Certificate of Incorporation of Monetary Management of California, Inc.(1)

3.35(b)	Certificate of Ownership and Merger of Monetary Management of California, Inc.(6)

3.36	Bylaws of Monetary Management of California, Inc.(1)

3.37	Articles of Incorporation of Monetary Management of Maryland, Inc.(1)

3.38	Amended and Restated Bylaws of Monetary Management of Maryland, Inc.(1)

3.39(a)	Certificate of Incorporation of Monetary Management of New York, Inc.(1)

3.39(b)	Certificate of Change of Monetary Management of New York, Inc.(6)

3.40	Bylaws of Monetary Management of New York, Inc.(1)

3.41(a)	Articles of Incorporation of Money Mart Express, Inc.(6)

3.41(b)	Articles of Amendment of Money Mart Express, Inc.(6)

3.42	Bylaws of Money Mart Express, Inc.(6)

3.43(a)	Certificate of Incorporation of Moneymart, Inc.(6)

3.43(b)	Certificate of Ownership and Merger of Moneymart, Inc.(6)

3.44	Bylaws of Moneymart, Inc.(6)

3.45	Articles of Incorporation of Pacific Ring Enterprises, Inc.(1)

3.46	Amended and Restated Bylaws of Pacific Ring Enterprises, Inc.(6)

3.47	Articles of Incorporation of PD Recovery, Inc.(1)

3.48	Bylaws of PD Recovery, Inc.(1)

3.49(b)	Certificate of Amendment of the Articles of Incorporation of QTV Holdings, Inc.(17)

3.50	Certificate of Incorporation of DFG Canada, Inc.(17)

3.51	Bylaws of DFG Canada, Inc.(17)

3.52(a)	Certificate of Incorporation of WTP Acquisition Corp.(17)

3.52(b)	Certificate of Amendment of the Certificate of Incorporation of WTP Acquisition Corp.(17)

4.1(a)	Indenture, dated as of November 13, 2003, among the Company, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (6)

4.1(b)	Supplemental Indenture, dated as of December 21, 2004 between DFG Canada, Inc., a direct subsidiary of Dollar Financial Group, Inc. and U.S. Bank National Association, as trustee under the indenture(17)

4.1(c)	Supplemental Indenture, dated as of February 22, 2005, between WTP Acquisition Corp., a direct subsidiary of Dollar Financial Group, Inc., and U.S. Bank National Association, as trustee under the indenture(17)

4.2	Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of May 6, 2004, by and among the Company, the Guarantors (as defined therein), and the Initial Purchaser (as defined therein)(18)

4.4	Indenture, dated as of November 13, 2003, by and between Dollar Financial Corp. and U.S. Bank National Association, as Trustee, with respect to Dollar Financial Corp.’s 16% Senior Notes due 2012(6)

4.5	Indenture, dated as of November 13, 2003, by and between Dollar Financial Corp. and U.S. Bank National Association, as Trustee, with respect to Dollar Financial Corp.’s 13.95% Senior Subordinated Notes due 2012(18)

4.6	Form of Dollar Financial Corp.’s 16% Senior Notes due 2012 (included in Exhibit 4.4)

4.7	Form of Dollar Financial Corp.’s 13.95% Senior Subordinated Notes due 2012 (included in Exhibit 4.5)

10.1	Dollar Financial Corp. 1999 Stock Incentive Plan(2)

10.2	Third Amended and Restated Credit Agreement by and among Dollar Financial Group, Inc., and Dollar Financial Corp., Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent, U.S. Bank National Association, as Syndication Agent, Manufacturers and Traders Trust Company, as Documentation Agent and The Lenders from time to time party hereto, dated as of July 8, 2005(15)

(a)(3) Exhibits
Exhibit No.	Description of Document
10.3	Form of Pledge and Security Agreement, dated as of November 13, 2003, by and between the Guarantor (as defined therein) and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

10.4	Pledge and Security Agreement, dated as of November 13, 2003, by and between Dollar Financial Group, Inc, and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

10.5	Form of Guarantor Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)

10.6	Form of Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and the Creditor (as defined therein)(6)

10.7	Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and National Money Mart Company(6)

10.8	Foreign Subsidiary Subordination Agreement, dated as of November 13, 2003 by and among Dollar Financial Group, Inc., Wells Fargo Bank, National Association, as administrative agent for the Lenders under the Second Amended and Restated Credit Agreement, and Dollar Financial UK Limited(6)

10.9	Supplemental Security Agreement (Trademarks), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

10.10	Supplemental Security Agreement (Copyrights), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

10.11	Supplemental Security Agreement (Patents), dated November 13, 2003 by and between Dollar Financial Group, Inc and Wells Fargo Bank, National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement(6)

10.12	First Bank Overdraft Lending Agreement, dated as of March 1, 2001, between National Money Mart Company and Bank of Montreal(6)

10.13	Multi Line Facility Agreement, dated January 20, 2003, by and between Dollar Financial U.K. Limited and National Westminster Bank Plc(6)

10.14	Form of Letter Agreement, dated October 10, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)

10.15	Form of Letter Agreement, dated October 24, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Plc, as agent for National Westminster Bank Plc, extending Multi Line Facility Agreement(6)

10.16	Form of Letter Agreement, dated November 21, 2003, by and between Dollar Financial U.K. Limited and The Royal Bank of Scotland Pic, as agent for National Westminster Bank Plc(6)

10.17(a)	Participation and Servicing Agreement, dated November 15, 2002, among Archbrook Holdings International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(6)

10.17(b)	Termination Letter, dated June 30, 2004, among Archbrook Holding’s International, LLC, Instant Cash Loans Limited and Dollar Financial Group, Inc.(18)

10.18(a)	Intercreditor Agreement, dated as of November 13, 2003, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(6)

10.18(b)	First Amendment to Intercreditor Agreement, dated as of April 12, 2004, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(8)

[10.19C] Reaffirmation of Intercreditor Agreement, dated as of July 8, 2005, by and between Wells Fargo Bank, National Association, a national banking association, as administrative agent for the Lenders under the Credit Facility Documents, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes under the Noteholder Documents(17)

10.19	Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.’s 16% Senior Notes Due 2012(6)

10.20	Exchange Agreement, dated as of November 13, 2003, among Dollar Financial Corp., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund

(a)(3) Exhibits
Exhibit No.	Description of Document
1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.’s 13.95% Senior Subordinated Notes Due 2012(6)

10.21	Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., as the purchasers of Dollar Financial Corp.’s 16% Senior Notes Due 2012(6)

10.22	Exchange and Registration Rights Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp. and GS Mezzanine Partners, L.P. GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., and Ares Leveraged Investment Fund II, L.P., as the purchasers of DFG Holdings Inc.’s 13.95% Senior Subordinated Notes Due 2012(6)

10.23(a)	Amended and Restated Management Services Agreement, dated as of November 13, 2003, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard Green & Partners, L.P.(6)

10.23(b)	Termination Agreement, dated as of May 26, 2004, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Leonard, Green & Partners, L.P.(8)

10.24	Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain stockholders signatories thereto and Dollar Financial Corp.(6)

10.24	Amendment No. 1 to Second Amended and Restated Stockholders Agreement, dated as of March 11, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(7)

10.25	Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors 11, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(8)

10.26	Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(8)

10.27	Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(8)

10.28	Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt(8)

10.29	Employment Agreement, dated April 30, 2002, by and between Dollar Financial Group, Inc. and Cameron Hetherington(7)

10.30	Employment Agreement, dated as of May 7, 2004, by and between Dollar Financial UK Limited and Gillian Wilmot(8)

10.31	Employment Letter, dated June 30, 2004, by and between Dollar Financial Corp. and Randall Underwood(18)

10.32	Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of Dollar Financial Group, Inc.(3)

10.33	Pledge Agreement, dated December 18, 1998, between Dollar Financial Group, Inc. and Jeffrey Weiss(3)

10.34(a)	Amended and Restated Nonexclusive Servicing and Indemnification Agreement, dated June 14, 2002, between County Bank and Dollar Financial Group, Inc.(5)

10.34(b)	Termination of Amended and Restated Nonexclusive Servicing and Indemnification Agreement Dated June 14, 2002, dated June 15, 2005(17)

10.35(a)	Marketing and Servicing Agreement, dated October 18, 2002, between First Bank of Delaware and Dollar Financial Group, Inc.(4)

10.35(b)	Amendment of Marketing and Servicing Agreement, dated June 14, 2005(17)

10.36	Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund 11, LT with respect to Dollar Financial Corp.’s 16% Senior Notes due 2012(6)

(a)(3) Exhibits
Exhibit No.	Description of Document

10.37	Acknowledgment, dated as of November 13, 2003, to the Exchange and Registration Rights Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, LT with respect to Dollar Financial Corp.’s 13.95% Senior Subordinated Notes due 2012(6)

10.38	Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P. Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.’s 16% Senior Notes due 2012(6)

10.39	Amendment, dated as of November 13, 2003, to the Exchange Agreement by and among Dollar Financial Corp. GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., with respect to Dollar Financial Corp.’s 13.95% Senior Subordinated Notes due 2012(6)

10.40	Form of Director Indemnification Agreement(8)

10.41	Registration Rights Agreement, dated June 23, 2005, for $30,000,000 Dollar Financial Group, Inc. 9.75% Senior Notes Due 2011(13)

10.42	Letter Agreement with Donald Gayhardt for the Acceleration of Options, dated June 30, 2005(14)

10.43	Letter Agreement with Jeff Weiss for the Acceleration of Options, dated June 30, 2005(14)

10.44	Employment Agreement, dated as of March 7, 2005, by and among Dollar Financial Corp., WTP Acquisition Corp. and Ira Distenfield(17).

10.45	Form of Guaranty(17)

10.46	Master Reaffirmation Agreement, dated as of July 8, 2005, by and among each of the undersigned Existing Guarantors and Existing Foreign Subsidiaries, Dollar Financial Group, Inc., and Wells Fargo Bank, National Association, as Administrative Agent to the Lenders from time to time party to the Credit Agreement(12).

12.1	Computation of Ratio of Earnings to Fixed Charges(17)

21.1	Subsidiaries of the Registrant(17)

23.1	Consent of Ernst & Young LLP(19)

31.1	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a). (19)

31.2	Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a).(19)

31.3	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a). (19)

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

32.2	Certification of President Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

32.3	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

99.1	Press Release issued by Dollar Financial Corp. and Dollar Financial Group, Inc. on April 18, 2005. (19)

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221).

(2)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 29, 1997 (File No. 333-18221).

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 16, 1999 (File No. 333-18221).

(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on October 1, 2002 (File No. 333-18221).

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 14, 2003 (File No. 333-18221).

(6)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on January 14, 2004 (File No. 333-111473).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on April 23, 2004 (File No. 333-111473-02).

(8)	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 26, 2004 (File No. 333-113570).

(9)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on February 9, 2005 (File No. 333-18221).

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866).

(11)	Incorporated by reference to the First Amendment on Current Report on Form 8-K filed by Dollar Financial Corp. on March 11, 2005 (File No. 000-50866).

(a)(3) Exhibits
Exhibit No.	Description of Document
(12)	Incorporated by reference to the Registration Statement on Form S-8 filed by Dollar Financial Corp. on March 15, 2005 (File No. 333-123320).

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 24, 2005 (File No. 000-50866).

(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 7, 2005 (File No. 000-50866).

(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 14, 2005 (File No. 000-50866)

(16)	Incorporated by reference to the Current Report on Form 8-K/A filed by Dollar Financial Corp. on July 26, 2005 (File No. 000-50866)

(17)	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on August 11, 2005 (File No. 333-126951-17)

(18)	Previously filed.

(19)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 20, 2005.

DOLLAR FINANCIAL CORP.
By:	/s/ DONALD GAYHARDT
Donald Gayhardt
President
DOLLAR FINANCIAL CORP.

Signature	Title	Date
/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	September 20, 2005
/s/ DONALD GAYHARDT Donald Gayhardt	President and Director	September 20, 2005
/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	September 20, 2005
/s/ JONATHAN SOKOLOFF Jonathan Sokoloff	Director	September 20, 2005
/s/ JONATHAN SEIFFER Jonathan Seiffer	Director	September 20, 2005
/s/ MICHAEL SOLOMON Michael Solomon	Director	September 20, 2005
/s/ DAVID JESSICK David Jessick	Director	September 20, 2005
/s/ DAVID GOLUB David Golub	Director	September 20, 2005
/s/ LUKE JOHNSON Luke Johnson	Director	September 20, 2005
     The registrant has not sent (1) any annual report to security holders covering the registrant’s last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.