Form 10-Q
period 2005-09-30
DOLLAR FINANCIAL CORP
filed 2005-11-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___
Commission file number 000-50866
DOLLAR FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2636866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1436 LANCASTER AVENUE,
BERWYN, PENNSYLVANIA 19312
(Address of Principal Executive Offices) (Zip Code)
610-296-3400
(Registrant’s Telephone Number, Including Area Code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check Ö whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 15, 2005, 18,102,727 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	September 30,
	2005	2005
		(unaudited)
ASSETS
Cash and cash equivalents	$92,504	$99,735
Loans receivable
Loans receivable	41,353	51,781
Less: Allowance for loan losses	(2,707)	(4,041)

Loans receivable, net	38,646	47,740
Other consumer lending receivables	7,996	2,568
Other receivables	4,399	6,469
Income taxes receivable	1,053	3,109
Prepaid expenses	6,858	6,712
Deferred tax asset, net of valuation allowance of $37,460 and $40,048	71	140
Property and equipment, net of accumulated depreciation of $62,555 and $65,730	35,611	36,951
Goodwill and other intangibles, net of accumulated amortization of $23,079 and $23,416	186,190	192,727
Debt issuance costs, net of accumulated amortization of $2,633 and $3,118	10,558	10,785
Other	3,970	2,343

	$387,856	$409,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,807	$25,655
Foreign income taxes payable	4,648	4,441
Accrued expenses and other liabilities	22,358	16,190
Accrued interest payable	3,291	9,874
Deferred tax liability	2,352	2,779
Revolving credit facilities	—	11,900
9.75% Senior Notes due 2011	271,764	271,695
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 18,080,652 shares issued and outstanding at June 30, 2005 and 18,102,727 at September 30, 2005	18	18
Additional paid-in capital	160,997	161,169
Accumulated deficit	(121,885)	(119,586)
Accumulated other comprehensive income	20,506	25,144

Total shareholders’ equity	59,636	66,745

	$387,856	$409,279

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2004	2005
Revenues:
Check cashing	$30,362	$34,347
Consumer lending:
Fees from consumer lending	37,207	36,487
Provision for loan losses and adjustment to servicing income	(9,437)	(9,022)

Consumer lending, net	27,770	27,465
Money transfer fees	3,508	3,958
Franchise fees and royalties	839	2,916
Other	3,654	5,779

Total revenues	66,133	74,465

Store and regional expenses:
Salaries and benefits	20,887	25,191
Occupancy	5,394	6,718
Depreciation	1,754	1,832
Returned checks, net and cash shortages	2,484	3,259
Telephone and communications	1,473	1,421
Advertising	2,832	2,189
Bank charges	936	1,109
Armored carrier expenses	824	986
Other	7,092	7,309

Total store and regional expenses	43,676	50,014

Store and regional margin	22,457	24,451

Corporate and other expenses:
Corporate expenses	8,231	9,172
Management fee	277	—
Other depreciation and amortization	931	925
Interest expense, net of interest income of $105 and $6	9,669	7,241
Other	86	276

Income before income taxes	3,263	6,837
Income tax provision	3,354	4,538

Net (loss) income	$(91)	$2,299

Net (loss) income per share:
Basic	$(0.01)	$0.13
Diluted	$(0.01)	$0.12
Weighted average shares outstanding:
Basic	10,965,779	18,089,141
Diluted	10,965,779	18,423,529
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated			Total
			Additional		Other		Management	Shareholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Equity	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Loan	Equity
Balance, June 30, 2004	10,965,779	$11	$61,470	$(120,916)	$13,813	$(956)	$(4,309)	$(50,887)
Comprehensive income
Foreign currency translation					6,729			6,729
Other comprehensive loss					(36)			(36)
Net loss				(357)				(357)

Total comprehensive income								6,336
Initial public stock offering	7,378,125	7	106,932					106,939
Repayment of notes receivable from officer	(416,287)					(6,661)	4,309	(2,352)
Accrued interest on notes receivable from officers			(2,464)					(2,464)
We The People acquisition	141,935		2,000					2,000
Retirement of treasury stock			(7,005)	(612)		7,617		—
Share options excercised	11,100		64					64
Balance, June 30, 2005	18,080,652	18	160,997	(121,885)	20,506	—	—	59,636
Comprehensive income
Foreign currency translation					4,434			4,434
Other comprehensive income					204			204
Net income				2,299				2,299

Total comprehensive income								6,937
Share options excercised	22,075		144					144
Non-cash stock compensation			28					28
Balance, September 30, 2005 (unaudited)	18,102,727	$18	$161,169	$(119,586)	$25,144	$—	$—	$66,745

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2004	2005
Cash flows from operating activities:
Net (loss) income	$(91)	$2,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,071	3,175
Non-cash stock compensation	—	28
Losses on store closings	—	257
Foreign currency loss on revaluation of subordinated borrowings	10	7
Deferred tax (benefit) provision	(150)	332
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	546	(5,014)
Decrease (increase) in income taxes receivable	574	(2,056)
(Increase) decrease in prepaid expenses and other	(604)	2,005
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	7,129	3,300
Net cash provided by operating activities	10,485	4,333

Cash flows from investing activities:
Acquisitions, net of cash acquired	(347)	(4,922)
Additions to property and equipment	(2,116)	(4,994)
Net cash used in investing activities	(2,463)	(9,916)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	144
Other debt payments	(32)	—
Net increase in revolving credit facilities	3,600	11,900
Payment of initial public stock offering costs	(393)	—
Payment of debt issuance costs	(31)	(1,119)

Net cash provided by financing activities	3,144	10,925

Effect of exchange rate changes on cash and cash equivalents	1,479	1,889

Net increase in cash and cash equivalents	12,645	7,231
Cash and cash equivalents at beginning of period	69,270	92,504

Cash and cash equivalents at end of period	$81,915	$99,735

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively the “Company”). The Company is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network of 1,316 locations (of which 744 are company-owned) operating as Money Mart®, The Money Shop, Loan Mart® and Insta-Cheques in 16 states, the District of Columbia, Canada and the United Kingdom. The services provided at the Company’s retail locations include check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. In addition, the Company’s newly acquired business, We The People USA, Inc., offers retail based legal documentation preparation services through a network of 29 company-owned and 147 franchised locations in 32 states.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments including those related to revenue recognition, loss reserves, income taxes and intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or shareholders’ equity.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings Per Share
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

	Three Months Ended
	September 30,
	2004	2005
Net (loss) income	$(91)	$2,299

Reconciliation of denominator:

Weighted average of common shares outstanding — basic	10,966	18,089

Effect of dilutive stock options [1]	—	334

Weighted average number of common shares outstanding — diluted	10,966	18,423

[1]	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the three months ended September 30, 2004 the effect of the dilutive options were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
At September 30, 2005, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three months ended September 30, 2005 was $18,000, net of related tax effects.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123R had been applied to all stock option awards in periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2005
Net (loss) income — as reported	$(91)	$2,299

Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	18

Deduct: Total stock-option exepnse determined under the fair value based method, net of related tax benefits	(75)	(18)

Net (loss) income — pro forma	$(166)	$2,299

Earnings per share:

Net (loss) income per common share — basic — as reported	$(0.01)	$0.13

Net (loss) income per common share — basic — pro forma	$(0.02)	$0.13

Net (loss) income per common share — diluted — as reported	$(0.01)	$0.12

Net (loss) income per common share — diluted — pro forma	$(0.02)	$0.12
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2005 (no options were granted during the three months ended September 30, 2004):

September 30,
2005
Expected volatility	43.6%
Expected life (years)	6.0
Risk-free interest rate	4.11%
Expected dividends	None
Weighted average fair value	$5.38
2. DEBT
On July 8, 2005, OPCO entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) which increased OPCO’s senior secured revolving credit facility to $80 million from the previous amount of $55.0 million. The Credit Agreement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the Credit Agreement extended the term of the facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the Credit Agreement, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event the Company engages in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At September 30, 2005, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantees the performance of certain of the Company’s contractual obligations. There was $11.9 million outstanding under the facility at September 30, 2005.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. DEBT (continued)
Borrowings under the Credit Agreement bear interest based, at OPCO’s option, on: (a) the base rate (as defined therein) plus 2. 00% at September 30, 2005; (b) the applicable Eurodollar rate (as defined therein) plus 3.25% at September 30, 2005; or (c) LIBO (as defined therein) plus 3.25% at September 30, 2005. All obligations due under the Credit Agreement will mature on November 12, 2009. Interest expense under the credit facility for the three months ended September 30, 2005 was $267,000.
All borrowings and other obligations under the Credit Agreement are secured by all assets of OPCO and are guaranteed by the Company and each of OPCO’s existing and future direct and indirect domestic subsidiaries. Borrowings are secured by substantially all of OPCO’s assets and the assets of OPCO’s domestic subsidiaries.
3. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION
OPCO’s payment obligations under its 9.75% Senior Notes due 2011 are jointly and severally guaranteed (the “Guarantees”) on a full and unconditional basis by the Company and by OPCO’s existing and future domestic subsidiaries (the “Guarantors”). Guarantees of the notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (the “Collateral”). The non-Guarantors consist of OPCO’s foreign subsidiaries (“Non-Guarantors”).
The Guarantees of the notes:
•	rank equal in right of payment with all existing and future unsubordinated indebtedness of the Guarantors;
•	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors; and
•	are effectively junior to any indebtedness of OPCO, including indebtedness under OPCO’s senior secured revolving credit facility, that is either (1) secured by a lien on the Collateral that is senior or prior to the second priority liens securing the Guarantees of the notes or (2) secured by assets that are not part of the Collateral to the extent of the value of the assets securing such indebtedness.
Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at September 30, 2005 and June 30, 2005, and the condensed consolidating statements of operations and cash flows for the three-month periods ended September 30, 2005 and 2004 of the Company, OPCO and the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
September 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$199	$38,923	$60,613	$—	$99,735
Loans receivable
Loans receivable	—	11,445	40,336	—	51,781
Less: Allowance for loan losses	—	(1,222)	(2,819)	—	(4,041)

Loans receivable, net	—	10,223	37,517	—	47,740
Other consumer lending receivables	—	2,568	—	—	2,568
Other receivables	276	2,263	4,272	(342)	6,469
Income taxes receivable	—	3,109	—	—	3,109
Prepaid expenses	—	2,199	4,513	—	6,712
Deferred tax asset	—	—	140	—	140
Due from affiliates	—	44,476	—	(44,476)	—
Due from parent	—	2,371	—	(2,371)	—
Property and equipment, net	—	12,747	24,204	—	36,951
Goodwill and other intangibles, net	—	92,131	100,596	—	192,727
Debt issuance costs, net	—	10,785	—	—	10,785
Investment in subsidiaries	66,696	322,559	—	(389,255)	—
Other	—	741	1,602	—	2,343

	$67,171	$545,095	$233,457	$(436,444)	$409,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$51	$13,528	$12,076	$—	$$25,655

Foreign income taxes payable	—	—	4,441	—	4,441
Accrued expenses and other liabilities	4	5,702	10,727	(243)	16,190
Accrued interest payable	—	9,874	99	(99)	9,874
Deferred tax liability	—	2,097	682	—	2,779
Due to affiliate	371	—	46,476	(46,847)	—
Revolving credit facilities	—	11,900	—	—	11,900
9.75% Senior Notes due 2011	—	271,695	—	—	271,695

	426	314,796	74,501	(47,189)	342,534
Shareholders’ equity:
Common stock	18	—	—	—	18
Additional paid in capital	150,072	95,125	20,599	(104,627)	161,169
(Accumulated deficit) retained earnings	(108,489)	106,425	117,539	(235,061)	(119,586)
Accumulated other comprehensive income	25,144	28,749	20,818	(49,567)	25,144

Total shareholders’ equity	66,745	230,299	158,956	(389,255)	66,745

	$67,171	$545,095	$233,457	$(436,444)	$409,279

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$4	$30,049	$62,451	$—	$92,504
Loans receivable
Loans receivable	—	6,243	35,110	—	41,353
Less: Allowance for loan losses	—	(470)	(2,237)	—	(2,707)

Loans receivable, net	—	5,773	32,873	—	38,646
Other consumer lending receivables	—	7,996	—	—	7,996
Other receivables	276	1,370	2,969	(216)	4,399
Income taxes receivable	—	1,053	—	—	1,053
Prepaid expenses	—	2,948	3,910	—	6,858
Notes and interest receivable-officers	—	—	71	—	71
Due from affiliates	—	53,893	—	(53,893)	—
Due from parent	—	2,398	—	(2,398)	—
Property and equipment, net	—	12,456	23,155	—	35,611
Goodwill and other intangibles, net	—	87,535	98,655	—	186,190
Debt issuance costs, net	—	10,558	—	—	10,558
Investment in subsidiaries	59,759	317,853	9,660	(387,272)	—
Other	—	527	3,443	—	3,970

	$60,039	$534,409	$237,187	$(443,779)	$387,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$—	$11,849	$11,958	$—	$23,807
Foreign income taxes payable	—	—	4,648	—	4,648
Accrued expenses and other liabilities	5	10,282	12,071	—	22,358
Accrued interest payable	—	3,291	216	(216)	3,291
Deferred tax liability	—	1,757	595	—	2,352
Due to affiliate	398	—	55,893	(56,291)	—
9.75% Senior Notes due 2011	—	271,764	—	—	271,764

	403	298,943	85,381	(56,507)	328,220
Shareholders’ equity
Common stock	18	—	—	—	18
Additional paid in capital	149,900	104,926	30,259	(124,088)	160,997
(Accumulated deficit) retained earnings	(110,788)	105,740	106,410	(223,247)	(121,885)
Accumulated other comprehensive income	20,506	24,800	15,137	(39,937)	20,506

Total shareholders’ equity	59,636	235,466	151,806	(387,272)	59,636

	$60,039	$534,409	$237,187	$(443,779)	$387,856

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$11,353	$22,994	$—	$34,347
Consumer lending:
Fees from consumer lending	—	14,242	22,245	—	36,487
Provision for loan losses and adjustment to servicing income	—	(4,934)	(4,088)	—	(9,022)

Consumer lending, net	—	9,308	18,157	—	27,465
Money transfer fees	—	1,025	2,933	—	3,958
Franchise fees and royalties	—	1,295	1,621	—	2,916
Other	—	2,559	3,220	—	5,779

Total revenues	—	25,540	48,925	—	74,465

Store and regional expenses:
Salaries and benefits	—	12,780	12,411	—	25,191
Occupancy	—	3,499	3,219	—	6,718
Depreciation	—	913	919	—	1,832
Returned checks, net and cash shortages	—	1,483	1,776	—	3,259
Telephone and telecommunication	—	852	569	—	1,421
Advertising	—	1,038	1,151	—	2,189
Bank charges	—	492	617	—	1,109
Armored carrier services	—	402	584	—	986
Other	—	3,276	4,033		7,309

Total store and regional expenses	—	24,735	25,279	—	50,014

Store and regional margin	—	805	23,646	—	24,451

Corporate and other expenses:
Corporate expenses	—	4,505	4,667	—	9,172
Management fee	—	(436)	436	—	—
Other depreciation and amortization	—	472	453	—	925
Interest expense, net	—	6,667	574	—	7,241
Other	—	277	(1)	—	276
Equity in subsidiary	(2,299)	—	—	2,299	—

Income (loss) before income taxes	2,299	(10,680)	17,517	(2,299)	6,837
Income tax (benefit) provision	—	(1,849)	6,387	—	4,538

Net income (loss)	$2,299	$(8,831)	$11,130	$(2,299)	$2,299

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$10,721	$19,641	$—	$30,362
Consumer lending:
Fees from consumer lending	—	19,690	17,517	—	37,207
Provision for loan losses and adjustment to servicing income	—	(5,730)	(3,707)	—	(9,437)

Consumer lending, net	—	13,960	13,810	—	27,770
Money transfer fees	—	1,058	2,450	—	3,508
Franchise fees and royalties	—	—	839	—	839
Other	—	628	3,026	—	3,654

Total revenues	—	26,367	39,766	—	66,133

Store and regional expenses:
Salaries and benefits	—	10,828	10,059	—	20,887
Occupancy	—	2,825	2,569	—	5,394
Depreciation	—	954	800	—	1,754
Returned checks, net and cash shortages	—	1,139	1,345	—	2,484
Telephone and telecommunication	—	970	503	—	1,473
Advertising	—	1,066	1,766	—	2,832
Bank charges	—	493	443	—	936
Armored carrier services	—	368	456	—	824
Other	—	3,358	3,734	—	7,092

Total store and regional expenses	—	22,001	21,675	—	43,676

Store and regional margin	—	4,366	18,091	—	22,457

Corporate and other expenses:
Corporate expenses	—	3,889	4,342	—	8,231
Management fee	277	(678)	678	—	277
Other depreciation and amortization	—	573	358	—	931
Interest expense, net	3,185	5,422	1,062	—	9,669
Other	—	86	—	—	86
Equity in subsidiary	(3,371)	—	—	3,371	—

(Loss) income before income taxes	(91)	(4,926)	11,651	(3,371)	3,263
Income tax (benefit) provision	—	(882)	4,236	—	3,354

Net (loss) income	$(91)	$(4,044)	$7,415	$(3,371)	$(91)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,299	$(8,831)	$11,130	$(2,299)	$2,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(2,299)	—	—	2,299	—
Depreciation and amortization	—	1,801	1,374	—	3,175
Non-cash stock compensation	28				28
Losses on store closings and sales	—	257	—	—	257
Foreign currency loss on revaluation of subordinated notes payable	—	7	—	—	7
Deferred tax provision (benefit)	—	340	(8)	—	332
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	—	85	(5,441)	342	(5,014)
Increase in income taxes receivable	—	(3,847)	—	1,791	(2,056)
Decrease in prepaid expenses and other	—	535	1,470	—	2,005
Increase (decrease) in accounts payable, income taxes, payable, accrued expenses and other liabilities and accrued interest payable	50	6,287	(904)	(2,133)	3,300

Net cash provided by (used in) operating activities	78	(3,366)	7,621	—	4,333

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,618)	(304)	—	(4,922)
Additions to property and equipment	—	(2,317)	(2,677)	—	(4,994)
Net decrease in due from affiliates	—	13,270	—	(13,270)	—

Net cash provided by (used in) investing activities	—	6,335	(2,981)	(13,270)	(9,916)

Cash flows from financing activities:
Proceeds from the exercise of stock options	144	—	—	—	144
Net increase in revolving credit facilities	—	11,900	—	—	11,900
Payment of debt issuance costs	—	(1,119)	—	—	(1,119)
Net decrease in due to affiliates and due from parent	(27)	(4,876)	(8,367)	13,270	—

Net cash provided by (used in) financing activities	117	5,905	(8,367)	13,270	10,925

Effect of exchange rate changes on cash and cash equivalents	—	—	1,889	—	1,889

Net increase (decrease) in cash and cash equivalents	195	8,874	(1,838)	—	7,231
Cash and cash equivalents at beginning of period	4	30,049	62,451	—	92,504

Cash and cash equivalents at end of period	$199	$38,923	$60,613	$—	$99,735

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(91)	$(4,044)	$7,415	$(3,371)	$(91)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed income of subsidiary	(3,371)	—	—	3,371	—
Depreciation and amortization	8	1,905	1,158	—	3,071
Foreign currency loss on revaluation of subordinated borrowings	—	10	—	—	10
Deferred tax benefit	—	—	(150)	—	(150)
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(65)	(650)	(172)	1,433	546
(Increase) decrease in income taxes receivable	—	(510)	1,511	(427)	574
Increase in prepaid expenses and other	—	(537)	(67)	—	(604)
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	3,491	4,306	338	(1,006)	7,129

Net cash (used in) provided by operating activities	(28)	480	10,033	—	10,485

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(347)	—	(347)
Additions to property and equipment	—	(385)	(1,731)	—	(2,116)
Net decrease in due from affiliates	—	1,707	—	(1,707)	—

Net cash provided by (used in) investing activities	—	1,322	(2,078)	(1,707)	(2,463)

Cash flows from financing activities:
Other debt payments	—	(26)	(6)	—	(32)
Net increase in revolving credit facilities	—	3,600	—	—	3,600
Payment of initial public stock offering costs	(393)	—	—	—	(393)
Payment of debt issuance costs	—	(31)	—		(31)
Net increase (decrease) in due to affiliates and due from parent	421	(1,287)	(841)	1,707	—

Net cash provided by (used in) financing activities	28	2,256	(847)	1,707	3,144
Effect of exchange rate changes on cash and cash equivalents	—	—	1,479	—	1,479

Net increase in cash and cash equivalents	—	4,058	8,587	—	12,645
Cash and cash equivalents at beginning of period	4	27,124	42,142	—	69,270

Cash and cash equivalents at end of period	$4	$31,182	$50,729	$—	$81,915

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLES
In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A portion of the consideration for the We The People acquisition was allocated to franchise agreements, which are deemed to have a definite life and are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. This identifiable intangible asset has been included as other intangibles on the Consolidated Balance Sheets. Amortization for these intangibles for the three months ended September 30, 2005 was $21,000. The amortization expense for the franchise agreements and the covenants not to compete will be as follows:

Amount
Fiscal Year Ending September 30,	(in thousands)
2006	$71.0
2007	66.9
2008	66.9
2009	66.9
2010	66.9
Thereafter	269.5

$608.1

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2005 and the three months ended September 30, 2005 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total

Balance at June 30, 2004	$56,514	$38,821	$53,783	$149,118
Amortization of other intangibles	(56)	—	—	(56)
Acquisition	31,077	—	3,223	34,300
Foreign currency translation adjustments	—	3,638	(810)	2,828

Balance at June 30, 2005	87,535	42,459	56,196	186,190

Amortization of other intangibles	(21)	—	—	(21)
Acquisition	4,617	—	—	4,617
Foreign currency translation adjustments	—	2,647	(706)	1,941

Balance at September 30, 2005	$92,131	$45,106	$55,490	$192,727

The following table reflects the components of intangible assets (in thousands):

	June 30, 2005		September 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortized intangible assets:
Cost in excess of net assets acquired	$205,572	$20,532	$212,949	$20,830
Amortized intangible assets:
Covenants not to compete	$2,510	$2,510	$2,548	$2,548
Franchise agreements	1,187	37	646	38

	$3,697	$2,547	$3,194	$2,586

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. COMPREHENSIVE INCOME
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

	Three months Ended
	September 30,
	2004	2005
Net income (loss)	$(91)	$2,299
Foreign currency translation adjustment	4,758	4,434
Fair value adjustments for cash flow hedges	(290)	204

Total comprehensive income	$4,377	$6,937

6. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2004

Identifiable assets	$136,521	$99,068	$99,253	$334,842
Goodwill and other intangibles, net	56,506	41,173	53,968	151,647
Sales to unaffiliated customers:
Check cashing	10,721	10,399	9,242	30,362
Consumer lending:
Fees from consumer lending	19,690	11,481	6,036	37,207
Provision for loan losses and adjustments to servicing revenue	(5,730)	(1,918)	(1,789)	(9,437)

Consumer lending, net	13,960	9,563	4,247	27,770
Money transfer fees	1,058	1,620	830	3,508
Franchise fees and royalties	—	839	—	839
Other	628	2,278	748	3,654

Total sales to unaffiliated customers	26,367	24,699	15,067	66,133

Interest expense, net	8,607	324	738	9,669
Depreciation and amortization	1,527	690	468	2,685
(Loss) income before income taxes	(8,389)	8,462	3,190	3,263
Income tax provision	(882)	3,241	995	3,354

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2005

Identifiable assets	$175,822	$121,905	$111,552	$409,279
Goodwill and other intangibles, net	92,131	45,106	55,490	192,727
Sales to unaffiliated customers:
Check cashing	11,353	12,200	10,794	34,347
Consumer lending:
Fees from consumer lending	14,242	14,856	7,389	36,487
Provision for loan losses and adjustments
to servicing revenue	(4,934)	(2,525)	(1,563)	(9,022)

Consumer lending, net	9,308	12,331	5,826	27,465
Money transfer fees	1,025	1,914	1,019	3,958
Franchise fees and royalties	1,621	1,295	—	2,916
Other	2,233	2,618	928	5,779

Total sales to unaffiliated customers	25,540	30,358	18,567	74,465

Interest expense, net	6,667	(145)	719	7,241
Depreciation and amortization	1,385	754	618	2,757
(Loss) income before income taxes	(10,680)	12,750	4,767	6,837
Income tax provision	(1,849)	4,998	1,389	4,538
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2005, the Company held put options with an aggregate notional value of $(CAN) 47.4 million and £(GBP) 9.9 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2006. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2005, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended September 30, 2005. As of September 30, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $204,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at September 30, 2005 was $536,000 and is included in other assets on the balance sheet.
Although the Company’s revolving credit facility and Canadian overdraft credit facility carry variable rates of interest, most of the Company’s average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and the Company’s Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s motions to stay the action on grounds of arbitrability and lack of jurisdiction were denied and are presently on appeal.
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
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 1, 2005, MacKinnon’s application for class certification of this action was dismissed. Attempts by MacKinnon to obtain reconsideration and appellate review of this dismissal are presently pending.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeals described above.
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
California Legal Proceedings
The Company is a defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
California Legal Proceedings (continued)
failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. The Company compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for August 2005. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005; that determination is presently on appeal. There is no class determination in the Castillo case. In January 2003, without admitting liability, the Company sought to settle the Woods case, which the Company believes to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who, in the aggregate worked 92% of all weeks worked by the class during the relevant period. The Company recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
We The People Legal Proceedings
On August 11, 2005, Sally S. Attia and two other attorneys, purporting to sue on behalf of a nationwide class of all U.S. bankruptcy attorneys, commenced an antitrust action against us in the United States District Court for the Southern District of New York. They allege that the Company and the Former WTP have unlawfully restrained competition in the market for bankruptcy services through our advertising and other practices, and they seek class-action status, damages in an indeterminate amount (including punitive and treble damages under the Sherman and Clayton Acts) and other relief. On August 12, 2005, the court denied plaintiffs’ request for expedited or ex parte injunctive relief. The Company’s motion to dismiss this action was submitted on October 7, 2005, and the Company is presently awaiting a decision.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of the Company’s business regarding its legal document preparation services business and its franchisees.
While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“WTP”) relating to WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash, paid at closing, $2.0 million in unregistered shares of Corp.’s common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining escrow amount is scheduled to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times. In addition, the Company assumed $750,000 in liabilities and assumed approximately $5.1 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two-year period. Although the Company completed the acquisition of WTP on March 7, 2005, management is still finalizing the purchase price allocation based on its analysis of the fair value of the assets acquired and liabilities assumed.
The Company is pursuing indemnification claims against WTP and its shareholders on account of asserted breaches of representations and warranties with respect to both undisclosed liabilities and other matters arising out of the acquisition and has instituted a related lawsuit. The Company has terminated the employment of Ira and Linda Distenfield, the shareholders of WTP. At this time, it is too early to determine the outcome of these claims and lawsuit and the impact on the Company of the undisclosed liabilities.
The Company's revolving credit facility and unregistered shares of the Company's common stock were used to fund the purchase. The excess of the purchase price over the preliminary fair value of net identifiable assets acquired was $19.0 million. The Company believes that due to the franchising revenues generated from the network of 170 franchise locations and the potential to sell additional franchises, the preliminary allocation of a portion of the purchase price to goodwill is appropriate.
Following is the allocation of the purchase price for the WTP acquisition (in millions):

WTP
Purchase price	$14.0
Net assets acquired:
Purchased franchise agreements	(1.2)
Refundable deposits	5.1
Other (assets) and liabilities	1.1

Goodwill	$19.0

In July 2005, the Company purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $4.9 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $4.5 million. The Company believes that due to the earnings potential from the 26 acquired stores and from the franchising in the acquired territories, the allocation of a portion of the purchase price to goodwill is appropriate.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	September 30,
	2004	2005
Company Operating Data:
Stores in operation:
Company-owned	650	744
Franchised stores and check cashing merchants	472	572

Total	1,122	1,316

	Three Months Ended
	September 30,
	2004	2005
Check Cashing Data:
Face amount of checks cashed (in millions)	$816	$917
Face amount of average check	$404	$439
Face amount of average check (excluding Canada and the United Kingdom)	$369	$389
Average fee per check	$15.02	$16.45
Number of checks cashed (in thousands)	2,022	2,088

	Three Months Ended
	September 30,
	2004	2005
	(in thousands)
Check Cashing Collections Data:
Face amount of returned checks	$7,601	$10,267
Collections	(5,374)	(7,298)

Net write-offs	$2,227	$2,969

Collections as a percentage of returned checks	70.7%	71.1%
Net write-offs as a percentage of check cashing revenues	7.3%	8.6%
Net write-offs as a percentage of the face amount of checks cashed	0.27%	0.32%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended
	September 30,
	2004	2005
U.S. company-funded consumer loan originations (1)	$18,562	$67,636
Canadian company-funded consumer loan originations (2)	107,141	129,092
U.K. company-funded consumer loan originations (2)	42,698	47,738

Total company-funded consumer loan originations	$168,401	$244,466

Servicing revenues, net (3)	$12,150	$1,408
U.S. company-funded consumer loan revenues (3)	2,774	10,245
Canadian company-funded consumer loan revenues	11,480	14,856
U.K. company-funded consumer loan revenues	6,036	7,389
Provision for loan losses on company-funded loans	(4,670)	(6,433)

Total consumer lending revenues, net	$27,770	$27,465

Gross charge-offs of company-funded consumer loans (3)	$16,078	$24,645
Recoveries of company-funded consumer loans (3)	(11,468)	(19,526)

Net charge-offs on company-funded consumer loans	$4,610	$5,119

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.5%	10.1%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	6.8%	8.0%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.7%	2.1%

(1)	Our company operated stores in the United States originate company-funded and bank-funded short-term consumer loans.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

(3)	The variance between the two periods is primarily related to our transition from the bank-funded to the company-funded model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three months ended September 30, 2005 and 2004. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in OPCO’s quarterly report on Form 10-Q (File No. 333-18221) for the period ended September 30, 2005.
Executive Summary
Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) company-operated stores, we charge customers for legal document preparation services sold in our service centers. With respect to our WTP franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
On June 16, 2005, we announced that we were transitioning the majority of our United States financial services stores from the bank-funded consumer loan model to the company-funded consumer loan model. This transition was in response to the implementation of the March 2, 2005 revisions to the Federal Deposit Insurance Corporation, or FDIC, guidelines for payday lending, which became effective on July 1, 2005 (as revised, the “Payday Lending Guidance”). As of September 30, 2005, all of our retail financial service locations, with the exception of those located in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. We also announced on June 16, 2005 that we were discontinuing our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. We expect this to result in a loss of approximately $4.0 million of revenues for the twelve-month period ending June 30, 2006 (“fiscal 2006”) with a minimal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.
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
Impact of Hurricanes Katrina and Rita on our Operations.
We currently operate 29 financial service stores in the State of Louisiana. Five of these stores are in New Orleans and were directly impacted by Hurricane Katrina; and four of which are located in the Lake Charles area and were directly impacted by Hurricane Rita. At September 30, 2005, all nine stores were closed. By mid-October, however, all of the stores in the Lake Charles area and one store in New Orleans had reopened. Although several of the stores outside of New Orleans and Lake Charles were briefly closed for a few days after the storms, the financial impact on those stores was immaterial. We continue to assess the extent of the damage to the New Orleans stores and are in the process of developing a timetable for reopening them. However preliminary indications are that two of the stores were severely damaged, while the other three sustained wind and water damage but are presumed to be structurally sound. The Company has insurance for the impacted stores, which covers property damage and business interruption due to wind and hail, as well as acts of crime.
The impact of the hurricanes to income before income taxes for the quarter ended September 30, 2005 is approximately $500,000, due primarily to higher loan losses and reduced revenue from the impacted store locations. We anticipate that the two stores in New Orleans that were not completely damaged may be reopened during the quarter ending December 31, 2005, but we are unable to predict when the other two stores may reopen at this time. Furthermore, the timeframe for the reconstruction of the devastated areas of New Orleans and the re-establishment of its local population and their livelihoods cannot yet be predicted. However, at this time, we believe that the negative impact from the disruption of operations resulting from the hurricanes for fiscal year 2006 will likely range from $700,000 to $1.0 million of income before income taxes.

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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalty payments and processing fees from our franchisees are recognized as earned.
For short-term consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in ‘‘Company-Funded Consumer Loan Loss Reserves Policy.’’
In addition to the short-term consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware (“County Bank”) and First Bank of Delaware (“First Bank”). Pursuant to these relationships, we marketed and serviced short-term consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not reflected on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to a company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank.
For domestic loans funded by First Bank of Delaware, we recognize net servicing fee income ratably over the life of the related loan. In addition, the bank has established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us are reduced if actual losses exceed this target loss rate by the amount they exceed it. If actual losses are below the target loss rate, the difference is paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurs twice every month.
Because our domestic servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $102,000 at September 30, 2005 and $1.3 million at June 30, 2005.
If one of the banks suffers a loss on a loan, we immediately record a charge-off against the reserve for servicing fee adjustments for the entire amount of the unpaid item. A recovery is credited to the reserve during the period in which the recovery is made. Each month, we replenish the reserve in an amount equal to the net losses charged to the reserve in that month. This replenishment, as well as any additional provisions to the reserve for servicing fee adjustments as a result of the calculations set forth above, is charged against revenues. The total amount of domestic outstanding loans owed to the banks decreased significantly during the period ended September 30, 2005 compared to September 30, 2004 as a result of the transition from the bank-funded to the company-funded model. As a result, we decreased our reserve for servicing fee adjustments and increased our allowance for loan losses on company-funded loans. We serviced $14.1 million of loans for First Bank during the first three months of fiscal 2006 and $106 million during the first three months of fiscal 2005. At September 30, 2005, there was $875,000 in outstanding loans for First Bank and $15.9 million for County Bank and First Bank at September 30, 2004.

Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for anticipated losses for loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, expressed as a percentage of loan amounts originated and extended for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve to be increased.
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
Goodwill
We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of September 30, 2005, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.
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

Results of Operations
Revenue Analysis

Three Months Ended September 30,
	($ in thousands)		(Percentage of total revenue)
	2004	2005	2004	2005
Check cashing	$30,362	$34,347	45.9%	46.1%
Consumer lending revenue, net	27,770	27,465	42.0%	36.9%
Money transfer fees	3,508	3,958	5.3%	5.3%
Franchise fees and royalties	839	2,916	1.3%	3.9%
Other revenue	3,654	5,779	5.5%	7.8%

Total revenue	$66,133	$74,465	100.0%	100.0%

The Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004
Total revenues were $74.5 million for the three months ended September 30, 2005 compared to $66.1 million for the three months ended September 30, 2004, an increase of $8.3 million or 12.6%. Comparable retail store and franchised store sales for the entire period increased $5.4 million or 8.4%. New store openings accounted for an increase of $1.2 million and new store acquisitions accounted for an increase of $4.0 million. These increases were partially offset by a decrease of $1.6 million in revenues due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $483,000 in revenues from closed stores.
A stronger Canadian dollar, partially offset by a weaker British pound, positively impacted revenue by $1.9 million for the quarter. Despite the weaker currency, revenues in the United Kingdom for the quarter increased by $3.8 million, on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for the quarter increased $3.5 million in addition to the currency benefit. The growth in our Canadian subsidiary is due to a $1.9 million increase from consumer loan products as a result of a recent criteria change as well as an overall increase in our Canadian customers’ average outstanding loan balance. In addition, Canadian check cashing revenue increased $900,000 in the first quarter of fiscal 2006 compared to the same period in the prior year. Revenues from franchise fees and royalties accounted for $2.9 million, or 3.9%, of total revenues for the three months ended September 30, 2005, compared to $800,000, or 1.3%, of total revenues for the three months ended September 30, 2004. The increase is primarily related to the franchise fees earned from the We The People legal document preparation services.

Store and Regional Expense Analysis

Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2004	2005	2004	2005
Salaries and benefits	$20,887	$25,191	31.6%	33.8%
Occupancy	5,394	6,718	8.2%	9.0%
Depreciation	1,754	1,832	2.7%	2.5%
Returned checks, net and cash shortages	2,484	3,259	3.8%	4.4%
Telephone and communications	1,473	1,421	2.2%	1.9%
Advertising	2,832	2,189	4.3%	2.9%
Bank charges	936	1,109	1.4%	1.5%
Armored carrier expenses	824	986	1.2%	1.3%
Other	7,092	7,309	10.6%	9.9%

Total store and regional expenses	$43,676	$50,014	66.0%	67.2%

Store and regional expenses were $50.0 million for the three months ended September 30, 2005 compared to $43.7 million for the three months ended September 30, 2004, an increase of $6.3 million or 14.5%. The impact of foreign currencies accounted for $938,000 of the increase. New store openings accounted for an increase of $1.2 million and new store acquisitions accounted for an increase of $4.4 million while comparable retail store and franchised store expenses for the entire period increased $2.9 million. Partially offsetting these increases was a decrease of $1.3 million due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $912,000 from closed stores. For the three months ended September 30, 2005 total store and regional expenses increased to 67.2% of total revenue compared to 66.0% of total revenue for the three months ended September 30, 2004. On a consistent currency basis, store and regional expenses increased $627,000 in Canada, $2.0 million in the United Kingdom and $2.7 million in the United States. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages and occupancy costs commensurate with the growth in that country. In the U.S., the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the acquisition of We The People stores.
Corporate and Other Expense Analysis

Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2004	2005	2004	2005
Corporate expenses	$8,231	$9,172	12.4%	12.3%
Management fee	277	—	0.4%	0.0%
Other depreciation and amortization	931	925	1.4%	1.2%
Interest expense	9,669	7,241	14.6%	9.7%
Other	86	276	0.1%	0.4%
Income tax provision	3,354	4,538	5.1%	6.1%

Corporate Expenses
Corporate expenses were $9.2 million for the three months ended September 30, 2005 compared to $8.2 million for the three months ended September 30, 2004. The $941,000 increase is primarily due to higher insurance and other public company costs, as well as an increase in compensation expense to support the expansion of the global store network and new product offerings.
Management Fees
There was no management fee expense for the three months ended September 30, 2005, compared to $277,000 for the three months ended September 30, 2004. In conjunction with our initial public offering on January 28, 2005, we paid a $2.5 million fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, the Company is no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $925,000 for the three months ended September 30, 2005 compared to $931,000 for the three months ended September 30, 2004.
Interest Expense
Interest expense was $7.2 million for the three months ended September 30, 2005 compared to $9.7 million for the three months ended September 30, 2004, a decrease of $2.4 million or 25.1%. On February 2, 2005, the Company used the majority of the proceeds from its initial public offering to redeem all of its 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $3.2 million for the quarter ended September 30, 2005 compared to the same period in the prior year. Partially offsetting this decline was an increase of $731,000 related to the additional offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005.
Income Tax Provision
The provision for income taxes was $4.5 million for the three months ended September 30, 2005 compared to a provision of $3.4 million for the three months ended September 30, 2004. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on US deferred tax assets. Our effective tax rate was 66.4% for the three months ended September 30, 2005 compared to 102.8% for the three months ended September 30, 2004. Because of the extinguishment of U.S. debt from the proceeds of our initial public offering in the third quarter of fiscal 2005, interest expense is 28% lower in the three months ended September 30, 2005 than the same period in the prior year, principally resulting in the improvement in the effective tax rate year over year. Interest expense on our public debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At September 30, 2005, U.S. deferred tax assets recorded were reduced by a valuation allowance of $40.0 million of which $2.6 million was provided for the three months ended September 30, 2005.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2005, cash and cash equivalents increased $7.2 million. Net cash provided by operating activities was $4.3 million for the three months ended September 30, 2005 compared to $10.5 million for the three months ended September 30, 2004. The decrease in net cash provided by operations was primarily the result of improved operating results offset in part by the additional cash used to fund company-funded consumer loans as a result of the recent transition from the bank funded model in response to the recent FDIC Payday Lending Guidance.
Liquidity and Capital Resources
Our principal sources of cash are from operations, borrowings under our credit facilities and issuances of our common stock. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance acquisitions and new store expansion and finance the expansion of our products and services.
Net cash provided by operating activities was $4.3 million for the three months ended September 30, 2005 compared to cash provided of $10.5 million for the three months ended September 30, 2004. The decrease in net cash provided by operations was primarily the result of improved operating results offset in part by the additional cash used to fund company-funded consumer loans as a result of the recent transition from the bank-funded model in response to the recent FDIC Payday Lending Guidance.
Net cash used in investing activities for the three months ended September 30, 2005 was $9.9 million compared to a usage of $2.5 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, we made capital expenditures of $5.0 million and acquisitions of $4.9 million primarily related to the purchase of additional We The People franchises and territories. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $12.5 million during our fiscal year ending June 30, 2006, for remodeling and relocation of certain existing stores and for opening additional new stores.
Net cash provided by financing activities for the three months ended September 30, 2005 was $10.9 million compared to net cash provided of $3.1 million for the three months ended September 30, 2004. The cash provided in the three months ended September 30, 2005 was primarily a result of an increase in the borrowings under our revolving credit facility. The use of cash in the three months ended September 30, 2004 was also a result of an increase in the borrowings under our revolving credit facility.
Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.
Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid, in full, all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of OPCO’s 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. On July 8, 2005, OPCO entered into an amendment and restatement of its credit facility to increase the maximum amount of the facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event we engage in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the credit facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At September 30, 2005, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantee the performance of certain of its contractual obligations. There was $11.9 million outstanding under the facility at September 30, 2005.

Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on September 30, 2005. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.
Long-Term Debt. As of September 30, 2005, long term debt consisted of $271.7 million principal amount of OPCO’s 9.75% senior notes due November 15, 2011.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2005, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$11,900	$11,900	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011(1)	271,695	—	—	—	271,695
Capital lease obligations	—	—	—	—	—
Operating lease obligations	77,663	20,157	32,055	18,103	7,348
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrants balance sheet under GAAP	—	—	—	—

Total contractual cash obligations	$361,258	$32,057	$32,055	$18,103	$279,043

(1)	$1,695 is the unamortized premium on the 9.75% Senior Notes due 2011.
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
Balance Sheet Variations
September 30, 2005 compared to June 30, 2005
Cash and cash equivalents increased to $99.7 million at September 30, 2005 from $92.5 million at June 30, 2005. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, company-funded consumer loans and other operating activities.
Loans receivable increased to $47.7 million at September 30, 2005 from $38.6 million at June 30, 2005 due primarily to increases of $5.9 million in U.S. company-funded consumer loans due to the transition from the bank-funded model to the company-funded model, $1.4 million in installment loans and $767,000 in pawn lending.
Other consumer lending receivables decreased $5.4 million due to the termination of our relationship with County Bank and the amended relationship with First Bank of Delaware.
Income taxes receivable increased to $3.1 million at September 30, 2005 from $1.1 million at June 30, 2005 related primarily to the timing of receipts.
Goodwill and other intangibles increased $6.5 million from $186.2 million at June 30, 2005 to $192.7 million at September 30, 2005 due to foreign currency translation adjustments of $1.9 million and acquisitions of $4.6 million.
Accrued expenses and other liabilities decreased to $16.2 million at September 30, 2005 from $22.4 million at June 30, 2005 due primarily to the timing of accrued payroll and other operating expense accruals.
Accrued interest payable increased $6.6 million due to the timing of interest payments on the 9.75% Senior Notes due 2011.

Revolving credit facilities and long-term debt increased $11.8 million from $271.8 million at June 30, 2005 to $283.6 million at September 30, 2005. The increase is due to additional borrowings under our credit facility.
Total shareholders’ equity increased $7.1 million to $66.7 million from $59.6 million due primarily to net income of $2.3 million and an increase of $4.6 million in accumulated other comprehensive income as a result of $4.4 million in foreign currency translation adjustments.
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
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements regarding, among other things, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘should,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘potential,’’ ‘‘continue’’ and similar expressions, as they relate to us, are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including , without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in our registration statement on Form S-1 which was effective on January 27, 2005.
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

•	interest rates on debt; and

•	foreign exchange rates generating translation gains and losses.
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
Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2005, we held put options with an aggregate notional value of $(CAN) 47.4 million and £(GBP) 9.9 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2006. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2005 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended September 30, 2005. As of September 30, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $204,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2005 was $536,000 and is included in other assets on the balance sheet.
Canadian operations accounted for approximately 237.5% of consolidated pre-tax earnings for the three months ended September 30, 2005 and 259.4% of consolidated pre-tax earnings for the three months ended September 30, 2004. U.K. operations accounted for approximately 103.6% of consolidated pre-tax earnings for the three months ended September 30, 2005 and approximately 97.8% of consolidated pre-tax earnings for the three months ended September 30, 2004. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $25.0 million. These gains and losses are included in corporate expenses.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.3 million for the three months ended September 30, 2005 and $3.3 million for the three months ended September 30, 2004. This impact represents nearly 48.4% of our consolidated foreign pre-tax earnings for the three months ended September, 2005 and 35.7% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2004.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the legal proceedings discussed below, which we are defending vigorously, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although we believe that the resolution of these proceedings will not materially adversely impact our business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and the our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. Our Canadian subsidiary’s motions to stay the action on grounds of arbitrability and lack of jurisdiction were denied and are presently on appeal.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
On November 6, 2003, we learned of substantially similar claims asserted on behalf of a purported class of Alberta borrowers by Gareth Young, a former customer of our Canadian subsidiary. The Young action is pending in the Court of Queens Bench of Alberta and seeks damages and other relief. We are named as a defendant in this action but it has not been served with the statement of claim to date. Like the plaintiff in the MacKinnon action referred to below, Mortillaro, Smith and Young have signed agreements to arbitrate all disputes with us.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. On March 1, 2005, MacKinnon’s application for class certification of this action was dismissed. Attempts by MacKinnon to obtain reconsideration and appellate review of this dismissal are presently pending.
On April 15, 2005 the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The solicitor has indicated to the court that this second action will not proceed pending the appeals described above.
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
California Legal Proceedings
We are defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). All of these cases, except Woods, are pending in the California state Superior Courts. We compelled arbitration of Woods’ claims, where the arbitrator has certified a class of current and former store managers and set trial for August 2005. The court in the Williams case granted class certification in February 2005. The court in the Chin case denied class certification in April 2005; that determination is presently on appeal. There is no class determination in the Castillo case. In January 2003, without admitting liability, we sought to settle the Woods case, which we believe to be the most significant of these suits, by offering each class member an amount intended in good faith to settle his or her claim. These settlement offers have been accepted by class members who, in the aggregate worked 92% of all weeks worked by the class during the relevant period. We recorded a charge of $2.8 million related to this matter during fiscal 2003. Woods’ counsel is presently disputing through arbitration the validity of the settlements accepted by the individual class members.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions.
The company from which we bought the assets of our We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Tennessee and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently 10 stores operated by franchisees in these four states. These cases seek damages and/or injunctive relief, which could prevent us and our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against our local franchisee in May 2005. The North Carolina and Tennessee cases have been pending since the summer of 2003 and March 2004, respectively.
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
On August 11, 2005, Sally S. Attia and two other attorneys, purporting to sue on behalf of a nationwide class of all U.S. bankruptcy attorneys, commenced an antitrust action against us in the United States District Court for the Southern District of New York. They allege that we and the Former WTP have unlawfully restrained competition in the market for bankruptcy services through our advertising and other practices, and they seek class-action status, damages in an indeterminate amount (including punitive and treble damages under the Sherman and Clayton Acts) and other relief. On August 12, 2005, the court denied plaintiffs’ request for expedited or ex parte injunctive relief. Our motion to dismiss this action was submitted on October 7, 2005, and we are presently awaiting a decision..
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

Item 6.Exhibits

Exhibit No.	Description of Document
10.1	Amendment of Marketing and Servicing Agreement, dated August 22, 2005*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President

32.3	Section 1350 Certification of Chief Financial Officer

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: November 9, 2005	*By:	/s/ Randy Underwood

		Name:	Randy Underwood
		Title:	Executive Vice President and
Chief Financial Officer
(principal financial and
chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.