Form 10-Q
period 2006-03-31
DOLLAR FINANCIAL CORP
filed 2006-05-10
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
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
Indicate by check Ö whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
As of April 30, 2006, 18,182,111 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	March 31,
	2005	2006
		(unaudited)
ASSETS
Cash and cash equivalents	$92,504	$111,308
Loans receivable
Loans receivable	40,226	51,329
Less: Allowance for loan losses	(2,747)	(4,732)

Loans receivable, net	37,479	46,597
Other consumer lending receivables, net	9,163	5,370
Other receivables	4,399	9,317
Income taxes receivable	1,053	1,603
Prepaid expenses	6,858	7,355
Deferred tax asset, net of valuation allowance of $37,460 and $43,116	71	72
Property and equipment, net of accumulated depreciation of $62,555 and $69,986	35,611	37,921
Goodwill and other intangibles, net of accumulated amortization of $23,079 and $20,853	186,190	210,490
Debt issuance costs, net of accumulated amortization of $2,633 and $4,131	10,558	9,871
Other	3,970	2,146

	$387,856	$442,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$19,256	$19,185
Foreign income taxes payable	4,648	7,541
Accrued expenses and other liabilities	26,909	35,238
Accrued interest payable	3,291	9,891
Deferred tax liabilities	2,352	4,172
Revolving credit facilities	—	27,500
9.75% Senior Notes due 2011	271,764	271,556
Other long-term debt	—	642
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 18,080,652 shares and 18,178,511 shares issued and outstanding at June 30, 2005 and March 31, 2006, respectively	18	18
Additional paid-in capital	160,997	161,480
Accumulated deficit	(121,885)	(116,859)
Accumulated other comprehensive income	20,506	21,686

Total shareholders’ equity	59,636	66,325

	$387,856	$442,050

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenues:
Check cashing	$32,708	$36,288	$95,803	$105,859
Consumer lending:
Fees from consumer lending	37,225	41,343	113,970	118,675
Provision for loan losses and adjustment to servicing income	(4,308)	(6,352)	(22,517)	(22,873)

Consumer lending, net	32,917	34,991	91,453	95,802
Money transfer fees	3,722	4,460	10,915	12,680
Franchise fees and royalties	1,763	2,728	3,977	8,131
Other	5,343	7,992	12,844	19,119

Total revenues	76,453	86,459	214,992	241,591

Store and regional expenses:
Salaries and benefits	23,775	27,095	67,118	78,290
Occupancy	5,834	6,914	16,840	20,384
Depreciation	1,777	1,843	5,352	5,510
Returned checks, net and cash shortages	2,733	2,697	7,955	9,084
Telephone and communications	1,654	1,405	4,604	4,271
Advertising	1,988	1,943	7,109	6,765
Bank charges	1,022	1,279	2,935	3,523
Armored carrier expenses	934	1,069	2,648	3,091
Other	7,170	8,701	21,441	24,700

Total store and regional expenses	46,887	52,946	136,002	155,618

Store and regional margin	29,566	33,513	78,990	85,973

Corporate and other expenses:
Corporate expenses	9,147	11,453	26,897	31,035
Management fee	108	—	636	—
Other depreciation and amortization	801	878	2,882	2,689
Interest expense, net of interest income	7,766	7,566	27,237	22,245
Reserve for litigation settlement	—	5,800	—	5,800
Loss on extinguishment of debt	8,097	—	8,097	—
Termination of management services agreement	2,500	—	2,500	—
Other	189	300	133	718

Income before income taxes	958	7,516	10,608	23,486
Income tax provision	5,437	7,807	14,045	18,460

Net (loss) income	$(4,479)	$(291)	$(3,437)	$5,026

Net (loss) income per share:
Basic	$(0.28)	$(0.02)	$(0.27)	$0.28
Diluted	$(0.28)	$(0.02)	$(0.27)	$0.27

Weighted average shares outstanding:
Basic	15,935,660	18,119,199	12,569,815	18,103,530
Diluted	15,935,660	18,119,199	12,569,815	18,437,187
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated			Total
			Additional		Other		Management	Shareholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Equity	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Loan	Equity
Balance, June 30, 2004	10,965,779	$11	$61,470	$(120,916)	$13,813	$(956)	$(4,309)	$(50,887)
Comprehensive income
Foreign currency translation					6,729			6,729
Other comprehensive loss					(36)			(36)
Net loss				(357)				(357)

Total comprehensive income								6,336
Initial public stock offering	7,378,125	7	106,932					106,939
Repayment of notes receivable from officers	(416,287)					(6,661)	4,309	(2,352)
Accrued interest on notes receivable from officers			(2,464)					(2,464)
We The People acquisition	141,935		2,000					2,000
Retirement of treasury stock			(7,005)	(612)		7,617		—
Share options exercised	11,100		64					64

Balance, June 30, 2005	18,080,652	18	160,997	(121,885)	20,506	—	—	59,636

Comprehensive income
Foreign currency translation					1,189			1,189
Other comprehensive income					(9)			(9)
Net income				5,026				5,026

Total comprehensive income								6,206
Restricted stock grants	42,309							—
Share options exercised	55,550		395					395
Non-cash stock compensation			88					88

Balance, March 31, 2006 (unaudited)	18,178,511	$18	$161,480	$(116,859)	$21,686	$—	$—	$66,325

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2005	2006
Cash flows from operating activities:
Net (loss) income	$(3,437)	$5,026
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,380	9,501
Reserve for litigation settlement	—	5,800
Non-cash stock compensation	—	88
Loss on extinguishment of debt	5,114	—
(Gains) losses on store closings and sales	(54)	649
Foreign currency loss on revaluation of subordinated borrowings	183	5
Deferred tax (benefit) provision	(132)	1,801
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(5,312)	(9,853)
Decrease (increase) in income taxes receivable	1,254	(550)
(Increase) decrease in prepaid expenses and other	(2,135)	1,238
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	13,281	8,527

Net cash provided by operating activities	18,142	22,232

Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,358)	(19,970)
Additions to property and equipment	(9,324)	(11,899)

Net cash used in investing activities	(34,682)	(31,869)

Cash flows from financing activities:
Proceeds from initial public stock offering	109,786	—
Proceeds from the exercise of stock options	—	395
Redemption of 16% Senior Notes due 2012	(50,416)	—
Redemption of 13.95% Senior Subordinated Notes due 2012	(44,661)	—
Other debt (payments) borrowings	(93)	642
Net increase in revolving credit facilities	11,000	27,500
Payment of initial public stock offering costs	(1,309)	—
Payment of debt issuance costs	(167)	(1,218)

Net cash provided by financing activities	24,140	27,319

Effect of exchange rate changes on cash and cash equivalents	3,923	1,122

Net increase in cash and cash equivalents	11,523	18,804

Cash and cash equivalents at beginning of period	69,270	92,504

Cash and cash equivalents at end of period	$80,793	$111,308

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively the “Company”). The Company is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network of 1,269 locations (of which 758 are company-owned) operating as Money Mart® , The Money Shop, Loan Mart®, Insta-Cheques® and We The People® in 35 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,105 locations (including 736 company-owned) in 16 states and the District of Columbia offering financial services including check cashing, short-term consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s newly acquired business, We The People USA, which offers retail based legal documentation preparation services through a network of 22 company-owned and 142 franchised locations in 31 states.
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
Revenue Recognition
During fiscal 2006, the Company began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank of Delaware (“First Bank”). First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on the Company’s balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by the bank on such loans. The Company maintains a reserve for future servicing fee adjustments based on the bank’s outstanding loan balance. This liability was $617,000 at March 31, 2006 and is included in accrued expenses and other liabilities.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
If a First Bank installment loan borrower defaults, the Company’s servicing fee is reduced. The Company anticipates that it will collect a portion of the defaulted loans, increasing its earned servicing fee; accordingly, a servicing fee receivable is maintained, along with a corresponding allowance. To estimate the appropriate allowance, the Company considers historical default rates, current and expected collection patterns and current economic trends. The servicing fee receivable, net of a $1.7 million allowance, was $831,000 at March 31, 2006 and is included in other consumer lending receivables, net.
During the quarter ended March 31, 2006, the Company adopted a refinement to its existing policy on allowance for loan losses for its short term consumer loans. This refinement results in a policy consistent with the policy on installment loans. When a short-term consumer loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. Collections on defaulted short-term consumer loans are credited to the allowance in the period they are received. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted loans, net of an $11.2 million allowance, was $2.8 million at March 31, 2006 and is reported on our balance sheet in other consumer lending receivables, net.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net income	$(4,479)	$(291)	$(3,437)	$5,026

Reconciliation of denominator:

Weighted average of common shares outstanding — basic(1)	15,936	18,119	12,570	18,104

Effect of dilutive stock options(2)	—	—	—	333

Weighted average number of common shares outstanding — diluted(1)	15,936	18,119	12,570	18,437

(1)	Excludes 42,309 shares of unvested restricted stock, granted March 1, 2006 contingent upon certain fiscal year earnings targets, which is included in total outstanding common shares as of March 31, 2006.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the three and nine months ended March 31, 2005 and the three months ended March 31, 2006, the effect of the dilutive options were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock-Based Employee Compensation
At March 31, 2006, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock-Based Employee Compensation (continued)
vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three and nine months ended March 31, 2006 was $18,000 and $53,000, respectively, net of related tax effects.
The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123R had been applied to all stock option awards in periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net income — as reported	$(4,479)	$(291)	$(3,437)	$5,026

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	18	—	53

Deduct: Total stock-option expense determined under the fair value based method, net of related tax benefits	(75)	(18)	(226)	(53)

Net income — pro forma	$(4,554)	$(291)	$(3,663)	$5,026

Net income per common share — basic — as reported	$(0.28)	$(0.02)	$(0.27)	$0.28

Net income per common share — basic — pro forma	$(0.29)	$(0.02)	$(0.29)	$0.28

Net income per common share — diluted — as reported	$(0.28)	$(0.02)	$(0.27)	$0.27

Net income per common share — diluted — pro forma	$(0.29)	$(0.02)	$(0.29)	$0.27
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and nine months ended March 31, 2006 (no options were granted during the three and nine months ended March 31, 2005):

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Expected volatility	51.0%	45.6%
Expected life (years)	6.5	6.1
Risk-free interest rate	4.58%	4.24%
Expected dividends	None	None
Weighted average fair value	$8.37	$6.20

A summary of the status of stock option activity for the nine months ended March 31, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2005 (1,838,906 shares exercisable)	1,843,906	11.31
Granted	55,000	12.26
Exercised	(55,550)	7.11
Forfeited and expired	(5,150)	16.00

Options outstanding at March 31, 2006	1,838,206	11.45	7.5	11.6

Exercisable at March 31, 2006	1,778,236	11.43	7.4	11.3

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2006 and March 31, 2005 was immaterial. As of March 31, 2006, the total unrecognized compensation cost related to stock options is expected to be recognized is immaterial.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. DEBT
On July 8, 2005, OPCO entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) which increased OPCO’s senior secured revolving credit facility to $80 million from the previous amount of $55.0 million. The Credit Agreement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the Credit Agreement extended the term of the facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the Credit Agreement, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event the Company engages in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At March 31, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantees the performance of certain of the Company’s contractual obligations. There was $27.5 million outstanding under the facility at March 31, 2006.
Borrowings under the Credit Agreement bear interest based, at OPCO’s option, on: (a) the base rate (as defined therein) plus 2.25% at March 31, 2006; (b) the applicable Eurodollar rate (as defined therein) plus 3.50% at March 31, 2006; or (c) LIBO (as defined therein) plus 3.50% at March 31, 2006. All obligations due under the Credit Agreement will mature on November 12, 2009. Interest expense under the credit facility for the three and nine months ended March 31, 2006 was $590,000 and $1.3 million, respectively.
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
Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2006 and June 30, 2005, and the condensed consolidating statements of operations and cash flows for the nine-month periods ended March 31, 2006 and 2005 of the Company, OPCO and the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
March 31, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$522	$36,798	$73,988	$—	$111,308
Loans receivable
Loans receivable	—	8,002	43,327	—	51,329
Less: Allowance for loan losses	—	(1,036)	(3,696)	—	(4,732)

Loans receivable, net	—	6,966	39,631	—	46,597
Other consumer lending receivables, net	—	1,266	4,104	—	5,370
Other receivables	276	2,694	6,751	(404)	9,317
Income taxes receivable	—	1,603	—	—	1,603
Prepaid expenses	—	3,122	4,233	—	7,355
Deferred tax asset	—	—	72	—	72
Due from affiliates	—	60,414	—	(60,414)	—
Due from parent	—	2,412	—	(2,412)	—
Property and equipment, net	—	12,095	25,826	—	37,921
Goodwill and other intangibles, net	—	97,880	112,610	—	210,490
Debt issuance costs, net	—	9,871	—	—	9,871
Investment in subsidiaries	65,965	333,133	—	(399,098)	—
Other	—	653	1,493	—	2,146

	$66,763	$568,907	$268,708	$(462,328)	$442,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$26	$9,540	$9,619	$—	$19,185
Foreign income taxes payable	—	—	7,541	—	7,541
Accrued expenses and other liabilities	—	23,189	12,049	—	35,238
Accrued interest payable	—	10,295	—	(404)	9,891
Deferred tax liability	—	2,941	1,231	—	4,172
Due to affiliate	412	—	62,414	(62,826)	—
Revolving credit facilities	—	27,500	—	—	27,500
9.75% Senior Notes due 2011	—	271,556	—	—	271,556
Other long-term debt	—	642	—	—	642

	438	345,663	92,854	(63,230)	375,725

Shareholders’ equity:
Common stock	18	—	—	—	18
Additional paid in capital	150,383	95,125	20,599	(104,627)	161,480
(Accumulated deficit) retained earnings	(105,762)	103,711	136,826	(251,634)	(116,859)
Accumulated other comprehensive income	21,686	24,408	18,429	(42,837)	21,686

Total shareholders’ equity	66,325	223,244	175,854	(399,098)	66,325

	$66,763	$568,907	$268,708	$(462,328)	$442,050

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEETS
June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$4	$30,049	$62,451	$—	$92,504
Loans receivable
Loans receivable	—	5,076	35,150	—	40,226
Less: Allowance for loan losses	—	(470)	(2,277)	—	(2,747)

Loans receivable, net	—	4,606	32,873	—	37,479
Other consumer lending receivables, net	—	9,163	—	—	9,163
Other receivables	276	1,370	2,969	(216)	4,399
Income taxes receivable	—	1,053	—	—	1,053
Prepaid expenses	—	2,948	3,910	—	6,858
Deferred tax asset	—	—	71	—	71
Due from affiliates	—	53,893	—	(53,893)	—
Due from parent	—	2,398	—	(2,398)	—
Property and equipment, net	—	12,456	23,155	—	35,611
Goodwill and other intangibles, net	—	87,535	98,655	—	186,190
Debt issuance costs, net	—	10,558	—	—	10,558
Investment in subsidiaries	59,759	317,853	9,660	(387,272)	—
Other	—	527	3,443	—	3,970

	$60,039	$534,409	$237,187	$(443,779)	$387,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$—	$7,298	$11,958	$—	$19,256
Foreign income taxes payable	—	—	4,648	—	4,648
Accrued expenses and other liabilities	5	14,833	12,071	—	26,909
Accrued interest payable	—	3,291	216	(216)	3,291
Deferred tax liability	—	1,757	595	—	2,352
Due to affiliate	398	—	55,893	(56,291)	—
9.75% Senior Notes due 2011	—	271,764	—	—	271,764

	403	298,943	85,381	(56,507)	328,220

Shareholders’ equity
Common stock	18	—	—	—	18
Additional paid in capital	149,900	104,926	30,259	(124,088)	160,997
(Accumulated deficit) retained earnings	(110,788)	105,740	106,410	(223,247)	(121,885)
Accumulated other comprehensive income	20,506	24,800	15,137	(39,937)	20,506

Total shareholders’ equity	59,636	235,466	151,806	(387,272)	59,636

	$60,039	$534,409	$237,187	$(443,779)	$387,856

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$37,000	$68,859	$—	$105,859
Consumer lending:
Fees from consumer lending	—	44,598	74,077	—	118,675
Provision for loan losses and adjustment to servicing income	—	(10,492)	(12,381)	—	(22,873)

Consumer lending, net	—	34,106	61,696	—	95,802
Money transfer fees	—	3,471	9,209	—	12,680
Franchise fees and royalties	—	4,243	3,888	—	8,131
Other	—	6,091	13,028	—	19,119

Total revenues	—	84,911	156,680	—	241,591

Store and regional expenses:
Salaries and benefits	—	38,433	39,857	—	78,290
Occupancy	—	10,401	9,983	—	20,384
Depreciation	—	2,482	3,028	—	5,510
Returned checks, net and cash shortages	—	3,909	5,175	—	9,084
Telephone and telecommunication	—	2,562	1,709	—	4,271
Advertising	—	2,593	4,172	—	6,765
Bank charges	—	1,481	2,042	—	3,523
Armored carrier services	—	1,201	1,890	—	3,091
Other	—	12,020	12,680	—	24,700

Total store and regional expenses	—	75,082	80,536	—	155,618

Store and regional margin	—	9,829	76,144	—	85,973

Corporate and other expenses:
Corporate expenses	—	15,573	15,462	—	31,035
Management fee	—	(9,122)	9,122	—	—
Other depreciation and amortization	—	1,269	1,420	—	2,689
Interest expense, net	—	20,888	1,357	—	22,245
Reserve for litigation settlement	—	5,800	—	—	5,800
Other	—	702	16	—	718
Equity in subsidiary	(5,026)	—	—	5,026	—

Income (loss) before income taxes	5,026	(25,281)	48,767	(5,026)	23,486
Income tax provision	—	109	18,351	—	18,460

Net income (loss)	$5,026	$(25,390)	$30,416	$(5,026)	$5,026

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$35,262	$60,541	$—	$95,803
Consumer lending:
Fees from consumer lending	—	59,338	54,632	—	113,970
Provision for loan losses and adjustment to servicing income	—	(13,400)	(9,117)	—	(22,517)

Consumer lending, net	—	45,938	45,515	—	91,453
Money transfer fees	—	3,203	7,712	—	10,915
Franchise fees and royalties	—	805	3,172	—	3,977
Other	—	2,527	10,317	—	12,844

Total revenues	—	87,735	127,257	—	214,992

Store and regional expenses:
Salaries and benefits	—	33,555	33,563	—	67,118
Occupancy	—	8,420	8,420	—	16,840
Depreciation	—	2,781	2,571	—	5,352
Returned checks, net and cash shortages	—	3,528	4,427	—	7,955
Telephone and telecommunication	—	2,949	1,655	—	4,604
Advertising	—	3,173	3,936	—	7,109
Bank charges	—	1,454	1,481	—	2,935
Armored carrier services	—	1,097	1,551	—	2,648
Other	—	10,198	11,243	—	21,441

Total store and regional expenses	—	67,155	68,847	—	136,002

Store and regional margin	—	20,580	58,410	—	78,990

Corporate and other expenses:
Corporate expenses	—	13,738	13,159	—	26,897
Management fees	636	(934)	934	—	636
Other depreciation and amortization	—	1,694	1,188	—	2,882
Interest expense, net	7,642	16,615	2,980	—	27,237
Loss on extinguishment of debt	8,097	—	—	—	8,097
Termination of management services agreement	2,500	—	—	—	2,500
Other	141	(128)	120	—	133
Equity in subsidiary	(15,579)	—	—	15,579	—

Income (loss) before income taxes	(3,437)	(10,405)	40,029	(15,579)	10,608
Income tax (benefit) provision	—	(336)	14,381	—	14,045

Net income	$(3,437)	$(10,069)	$25,648	$(15,579)	$(3,437)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,026	$(25,390)	$30,416	$(5,026)	$5,026
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(5,026)	—	—	5,026	—
Depreciation and amortization	—	5,053	4,448	—	9,501
Reserve for litigation settlement	—	5,800	—	—	5,800
Non-cash stock compensation	88	—	—	—	88
Losses on store closings and sales	—	633	16	—	649
Foreign currency loss on revaluation of subordinated borrowings	—	5	—	—	5
Deferred tax provision	—	1,184	617	—	1,801
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	—	4,283	(14,540)	404	(9,853)
Increase in income taxes receivable	—	(8,094)	—	7,544	(550)
(Increase) decrease in prepaid expenses and other	—	(300)	1,538	—	1,238
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	21	15,913	541	(7,948)	8,527

Net cash provided by (used in) operating activities	109	(913)	23,036	—	22,232

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,892)	(14,078)	—	(19,970)
Additions to property and equipment	—	(4,706)	(7,193)	—	(11,899)
Net decrease in due from affiliates	—	2,723	—	(2,723)	—

Net cash used in investing activities	—	(7,875)	(21,271)	(2,723)	(31,869)

Cash flows from financing activities:
Proceeds from the exercise of stock options	395	—	—	—	395
Other debt borrowings	—	642	—	—	642
Net increase in revolving credit facilities	—	27,500	—	—	27,500
Payment of debt issuance costs	—	(1,218)	—	—	(1,218)
Net decrease in due to affiliates and due from parent	14	(11,387)	8,650	2,723	—

Net cash provided by financing activities	409	15,537	8,650	2,723	27,319

Effect of exchange rate changes on cash and cash equivalents	—	—	1,122	—	1,122

Net increase in cash and cash equivalents	518	6,749	11,537	—	18,804

Cash and cash equivalents at beginning of period	4	30,049	62,451	—	92,504

Cash and cash equivalents at end of period	$522	$36,798	$73,988	$—	$111,308

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,437)	$(10,069)	$25,648	$(15,579)	$(3,437)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(15,579)	—	—	15,579	—
Depreciation and amortization	19	5,600	3,761	—	9,380
Loss on extinguishment of debt	5,114	—	—	—	5,114
(Gain) loss on store closings and sales	—	(175)	121	—	(54)
Foreign currency loss on revaluation of subordinated borrowings	—	183	—	—	183
Deferred tax benefit	—	—	(132)	—	(132)
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	(3,662)	3,654	(5,275)	(29)	(5,312)
Decrease in income taxes receivable	—	40,858	1,196	(40,800)	1,254
(Increase) decrease in prepaid expenses and other	—	(2,605)	470	—	(2,135)
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	3,959	(33,388)	1,881	40,829	13,281

Net cash (used in) provided by operating activities	(13,586)	4,058	27,670	—	18,142

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(21,633)	(3,725)	—	(25,358)
Additions to property and equipment	—	(2,832)	(6,492)	—	(9,324)
Net decrease in due from affiliates	—	57,773	—	(57,773)	—

Net cash provided by (used in) investing activities	—	33,308	(10,217)	(57,773)	(34,682)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net	109,786	—	—	—	109,786
Redemption of 16% Senior Notes due 2012	(50,416)	—	—	—	(50,416)
Redemption of 13.95% Senior Subordinated Notes due 2012	(44,661)	—	—	—	(44,661)
Other debt payments	—	(77)	(16)	—	(93)
Net increase in revolving credit facilities	—	11,000	—	—	11,000
Payment of initial public stock offering costs	(1,309)	—	—	—	(1,309)
Payment of debt issuance costs	(3)	(164)	—	—	(167)
Net increase (decrease) in due to affiliates and due from parent	(3,421)	(40,969)	(13,383)	57,773	—
Dividend paid to parent	3,610	(3,610)	—	—	—

Net cash (used in) provided by financing activities	13,586	(33,820)	(13,399)	57,773	24,140
Effect of exchange rate changes on cash and cash equivalents	—	—	3,923	—	3,923

Net increase in cash and cash equivalents	—	3,546	7,977	—	11,523
Cash and cash equivalents at beginning of period	4	27,124	42,142	—	69,270

Cash and cash equivalents at end of period	$4	$30,670	$50,119	$—	$80,793

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLES
In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A portion of the consideration for the We The People acquisitions was allocated to franchise agreements and territory rights. Territory rights are deemed to have an indefinite useful life and are expected to be available for sale when certain indemnification claims have been resolved as discussed in Note 9. Franchise agreements are deemed to have a definite life and are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. A portion of the consideration for the 11 stores acquired on March 9, 2006 was allocated to reacquired franchise rights. Reacquired franchise rights are deemed to have an indefinite useful life. These identifiable intangible assets have been included as other intangibles on the Consolidated Balance Sheets. Amortization for franchise agreements for the nine months ended March 31, 2006 was $73,000. The amortization expense for the franchise agreements will be as follows:

Fiscal Year Ending	Amount
June 30,	(in thousands)
2006	$94.0
2007	84.7
2008	84.7
2009	84.7
2010	84.7
Thereafter	395.1

$827.9

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2005 and the nine months ended March 31, 2006 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2004	$56,514	$38,821	$53,783	$149,118
Amortization of other intangibles	(56)	—	—	(56)
Acquisitions	31,077	—	3,223	34,300
Foreign currency translation adjustments	—	3,638	(810)	2,828

Balance at June 30, 2005	87,535	42,459	56,196	186,190

Amortization of other intangibles	(73)	—	—	(73)
Acquisitions	10,418	13,339	18	23,775
Foreign currency translation adjustments	—	2,299	(1,701)	598

Balance at March 31, 2006	$97,880	$58,098	$54,513	$210,490

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GOODWILL AND OTHER INTANGIBLES (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30, 2005		March 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortized intangible assets:
Cost in excess of net assets acquired	$205,572	$20,532	$228,983	$20,757
Territory rights	—	—	181	—
Reacquired franchise rights	—	—	1,424	—

	$205,572	$20,532	$230,588	$20,757

Amortized intangible assets:
Covenants not to compete	$2,510	$2,510	$—	$—
Franchise agreements	1,187	37	755	96

	$3,697	$2,547	$755	$96

5. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net (loss) income	$(4,479)	$(291)	$(3,437)	$5,026

Foreign currency translation adjustment	(2,271)	37	12,573	1,189
Fair value adjustments for cash flow hedges	161	39	(159)	(9)

Total comprehensive (loss) income	$(6,589)	$(215)	$8,977	$6,206

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.	GEOGRAPHIC SEGMENT INFORMATION

All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2005
Identifiable assets	$152,465	$107,917	$111,748	$372,130
Goodwill and other intangibles, net	83,282	42,734	59,178	185,194
Sales to unaffiliated customers:
Check cashing	13,497	10,141	9,070	32,708
Consumer lending:
Fees from consumer lending	18,970	11,581	6,674	37,225
Provision for loan losses and adjustments to servicing income	(2,116)	(661)	(1,531)	(4,308)

Consumer lending, net	16,854	10,920	5,143	32,917
Money transfer fees	1,126	1,702	894	3,722
Franchise fees and royalties	689	1,074	—	1,763
Other	1,105	3,540	698	5,343

Total sales to unaffiliated customers	33,271	27,377	15,805	76,453

Interest expense, net	6,862	134	770	7,766
Depreciation and amortization	1,379	790	409	2,578
(Loss) income before income taxes	(11,929)	9,122	3,765	958
Income tax provision	494	3,839	1,104	5,437

For the nine months ended March 31, 2005
Sales to unaffiliated customers:
Check cashing	$35,262	$32,286	$28,255	$95,803
Consumer lending:
Fees from consumer lending	59,337	35,600	19,033	113,970
Provision for loan losses and adjustments to servicing income	(13,399)	(4,530)	(4,588)	(22,517)

Consumer lending, net	45,938	31,070	14,445	91,453
Money transfer fees	3,202	5,058	2,655	10,915
Franchise fees and royalties	805	3,172	—	3,977
Other	2,524	8,092	2,228	12,844

Total sales to unaffiliated customers	87,731	79,678	47,583	214,992

Interest expense, net	24,257	726	2,254	27,237
Depreciation and amortization	4,474	2,280	1,480	8,234
(Loss) income before income taxes	(29,422)	28,360	11,670	10,608
Income tax (benefit) provision	(335)	10,928	3,452	14,045

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2006
Identifiable assets	$173,342	$151,505	$117,203	$442,050
Goodwill and other intangibles, net	97,880	58,097	54,513	210,490
Sales to unaffiliated customers:
Check cashing	13,984	12,633	9,671	36,288
Consumer lending:
Fees from consumer lending	14,838	17,909	8,596	41,343
Provision for loan losses and adjustments to servicing income	(2,610)	(1,314)	(2,428)	(6,352)

Consumer lending, net	12,228	16,595	6,168	34,991
Money transfer fees	1,427	2,013	1,020	4,460
Franchise fees and royalties	1,316	1,412	—	2,728
Other	2,157	4,942	893	7,992

Total sales to unaffiliated customers	31,112	37,595	17,752	86,459

Interest expense, net	7,101	(243)	708	7,566
Depreciation and amortization	1,145	896	680	2,721
(Loss) income before income taxes	(11,213)	16,332	2,397	7,516
Income tax provision	487	6,341	979	7,807

For the nine months ended March 31, 2006
Sales to unaffiliated customers:
Check cashing	$36,999	$37,724	$31,136	$105,859
Consumer lending:
Fees from consumer lending	44,598	50,385	23,692	118,675
Provision for loan losses and adjustments to servicing income	(10,492)	(6,776)	(5,605)	(22,873)

Consumer lending, net	34,106	43,609	18,087	95,802
Money transfer fees	3,471	6,046	3,163	12,680
Franchise fees and royalties	4,243	3,888	—	8,131
Other	6,092	10,248	2,779	19,119

Total sales to unaffiliated customers	84,911	101,515	55,165	241,591

Interest expense (income), net	20,888	(774)	2,131	22,245
Depreciation and amortization	3,751	2,544	1,904	8,199
(Loss) income before income taxes	(25,281)	40,587	8,180	23,486
Income tax provision	109	15,724	2,627	18,460
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2006, the Company held put options with an aggregate notional value of $(CAN) 52.5 million and £(GBP) 3.3 million to protect the currency exposure in Canada through December 31, 2006 and the United Kingdom through June 30, 2006. Subsequent to the quarter ended March 31, 2006, the Company purchased additional put options with an aggregate notional value of $(CAN)39.0 million and £(GBP) 14.4 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2006, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three or nine months ended March 31, 2006. As of March 31, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $9,000, all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at March 31, 2006 was $366,000 and is included in other assets on the balance sheet.
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s Canadian subsidiary’s motions to stay the action on grounds of arbitrability and lack of jurisdiction were denied.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the Plaintiff’s lawyer advised they would not proceed with the settlement and indicated their intention to join the national purported class action.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal has granted MacKinnon the right to apply to the original judge to have her amend her order denying certification.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed in November 2006, but likely will not proceed if MacKinnon obtains an order allowing him to re-apply for class certification.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
Canadian Legal Proceedings (continued)
Similar purported class actions have been commenced against the Company’s Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. The Company is named as a defendant in the actions commenced in Nova Scotia and Newfoundland but it has not been served with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.
At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
The Company is the defendant in four lawsuits commenced by the same law firm. Each lawsuit is pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs have appealed the ruling. On March 15, 2006, the Company agreed in principle to settle the Woods, Castillo and Williams actions, and the Company memorialized that understanding on April 21, 2006. The Company agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The settlement is subject to court approval, which the Company anticipates in early 2007; although the Company expects such approval, there can be no assurance that such approval will be forthcoming. The Company accrued $5.8 million during the quarter ended March 31, 2006 related to the Woods, Castillo and Williams cases. At March 31, 2006, this amount is included in other accrued expenses and other liabilities.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Chin case.
We The People Legal Proceedings
The Company’s business model for its legal document preparation services business is being challenged in the courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions.
The company from which the Company bought the assets of its We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of the Company’s franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently fourteen stores operated by franchisees in these five states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from preparing legal documents in accordance with the Company’s present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against the Company’s local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
On February 9, 2006, We The People and the TN Department of Consumer Affairs (“the Department”) reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People has made a payment of $160,000 to the State that will be available to be distributed as refunds to eligible consumers. We The People had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
The state bar association in Mississippi had commenced an investigation regarding the Company’s and its local franchisee’s legal document preparation activities within that state in February 2005. The franchisee operated one store in Mississippi at that time. The Mississippi store closed in the Fall of 2005 and the Mississippi Bar Association terminated their investigation.
The Former WTP and/or certain of the Company’s franchisees were defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the District of Colorado, Eastern District of New York, the District of Maryland, District of Connecticut, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan and the District of Delaware. The actions in Connecticut, Colorado, Illinois, New York, Connecticut, Maryland, Delaware, Michigan and Oklahoma have recently been settled by Consent Order and Stipulation. The cases in Tennessee, Idaho and North Carolina have been adjudicated by the courts and limits have been placed on the We The People model and price for services in those states. A case was filed recently in the Central District of Texas. In each of these adversary proceedings, the United States Bankruptcy trustee alleged that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
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
On May 10, 2005, the Company, the Former WTP and certain of the Company’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled was referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of the Company’s franchisees, in an effort to develop a protocol for the Company and its franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code. Subsequently, through mediation, this preliminary injunction with several modifications, was the basis for a Stipulated Final Judgment permitting the We The People model protocol within the Southern and Eastern Districts of New York, Vermont and Connecticut.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from the Company. The Company also assert breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against the Company in the United States District Court for the Central District of California. Their complaint alleges that the Company deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with the Company, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. The parties are now selecting arbitrators. The arbitration proceedings are expected to begin after June 15, 2006.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters.
In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of its business regarding its legal document preparation services business and its franchisees.
While the Company believes there is no legal basis for liability in any of the aforementioned cases, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
9. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
On January 31, 2005, the Company entered into an agreement to acquire substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services of Louisiana, LLC (collectively, “American”). The aggregate purchase price for this acquisition was $11.9 million in cash. This includes a $2.0 million revenue-based earn out which became payable on January 31, 2006. At March 31, 2006, this amount is included in accrued expenses and other liabilities. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of the identifiable assets acquired was $11.1 million.
On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“WTP”) relating to WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. ACQUISITIONS (continued)
Company’s common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining escrow amount was scheduled to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times. In addition, the Company assumed $750,000 in liabilities and assumed approximately $7.6 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two-year period.
The Company is pursuing indemnification claims against the former shareholders of WTP on account of asserted breaches of representations and warranties with respect to both undisclosed liabilities and other matters arising out of the acquisition and has instituted a related lawsuit. Pending the resolution of these claims, the Company has determined to withhold the escrow distributions described above. The Company has terminated the employment of Ira and Linda Distenfield, the former shareholders of WTP. (See Note 8).
The Company’s revolving credit facility and unregistered shares of the Company’s common stock were used to fund the purchase. The excess of the purchase price over the fair value of net identifiable assets acquired was $21.5 million. The Company believes that due to the revenues generated from the network of 170 locations and the potential to sell additional franchises, the allocation of a portion of the purchase price to goodwill is appropriate.
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
On March 9, 2006, the Company entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired contingent upon the successful attainment of required loan licenses. The acquired stores were controlled by a franchisee of the Company’s Canadian subsidiary, and the Company also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. An additional $3.6 million is being held in escrow for the remaining two stores. The Company allocated a portion of the purchase price to reacquired franchise rights for $1.4 million and other assets for $1.4 million. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $11.9 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions: On November 15, 2004, Dollar Financial Corp. elected to capitalize $6.5 million of interest on its 16.0% Senior Notes due 2012 and its 13.95% Senior Subordinated Notes due 2012. On February 2, 2005, Dollar Financial Corp. wrote-off $1.5 million of unamortized original issue discount related to the redemption of the 16.0% Senior Notes and $1.5 million of unamortized original issue discount related to the 13.95% Senior Subordinated Notes. Additionally, Dollar Financial Corp. forgave $2.5 million of accrued interest under the management loans and accepted certain of the management individuals’ exchange of shares of its common stock held by them in satisfaction of $6.7 million principal amount of such loans. On March 7, 2005, the Company, as part of the consideration for the acquisition of WTP, issued $2.0 million in unregistered shares of its common stock (141,935 shares). As of March 31, 2006, the Company had accrued $2.0 million for a revenue-based earn out related to the January 31, 2005 American acquisition (see Note 9).
11. SUBSEQUENT EVENT
On April 3, 2006, the Company entered into an asset purchase agreement to acquire six stores from a franchisee of the Company’s wholly owned U.K. subsidiary. The aggregate purchase price for the acquisition was approximately $1.7 million in cash. The Company’s revolving credit facility was used to fund the purchase.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	March 31,
	2005	2006
Company Operating Data:

Stores in operation:
Company-owned	700	758
Franchised stores and check cashing merchants	642	511

Total	1,342	1,269

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Check Cashing Data:

Face amount of checks cashed (in millions)	$843	$946	$2,542	$2,804
Face amount of average check	$437	$461	$419	$447
Face amount of average check (excluding Canada and the United Kingdom)	$432	$455	$389	$412
Average fee per check	$16.94	$17.69	$15.80	$16.87
Number of checks cashed (in thousands)	1,930	2,051	6,065	6,274

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Check Cashing Collections Data:

Face amount of returned checks (in thousands)	$7,815	$9,617	$23,311	$29,463
Collections (in thousands)	(5,762)	(7,576)	(16,618)	(21,802)

Net write-offs (in thousands)	$2,053	$2,041	$6,693	$7,661

Collections as a percentage of returned checks	73.7%	78.8%	71.3%	74.0%
Net write-offs as a percentage of check cashing revenues	6.28%	5.62%	6.99%	7.24%
Net write-offs as a percentage of the face amount of checks cashed	0.24%	0.22%	0.26%	0.27%

The following chart presents a summary of our consumer lending operations, including loan originations, which include loan extensions and revenues for the following periods (in thousands):

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2006	2005	2006
U.S. company funded consumer loan originations (1) (3)	$15,956	$51,120	$53,025	$180,716
Canadian company funded consumer loan originations (2)	107,346	132,116	332,514	405,189
U.K. company funded consumer loan originations (2)	46,245	48,431	136,356	149,393

Total company funded consumer loan originations	$169,547	$231,667	$521,895	$735,298

U.S. servicing revenues (3)	$16,288	$6,350	$51,171	$15,855
U.S. company funded consumer loan revenues (3)	2,682	8,489	8,166	28,743
Canadian company funded consumer loan revenues	11,581	17,908	35,600	50,384
U.K. company funded consumer loan revenues	6,674	8,596	19,033	23,693
Provision for loan losses and adjustment to servicing income	(4,308)	(6,352)	(22,517)	(22,873)

Total consumer lending revenues, net	$32,917	$34,991	$91,453	$95,802

Gross charge-offs of company funded consumer loans (3)	$15,492	$26,231	$48,046	$77,751
Recoveries of company funded consumer loans (3)	(13,871)	(21,591)	(37,251)	(61,992)

Net charge-offs on company funded consumer loans	$1,621	$4,640	$10,795	$15,759

Gross charge-offs of company funded consumer loans as a percentage of total company funded consumer loan originations	9.1%	11.3%	9.2%	10.6%
Recoveries of company funded consumer loans as a percentage of total company funded consumer loan originations	8.1%	9.3%	7.1%	8.4%
Net charge-offs on company funded consumer loans as a percentage of total company funded consumer loan originations	1.0%	2.0%	2.1%	2.2%

(1)	Our company operated stores and document transmitter locations in the United States originate company funded and bank funded short-term consumer loans.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

(3)	The variance between the two periods is primarily related to our transition in the United States for short-term consumer loans from the bank-funded to the company funded model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and nine months ended March 31, 2006 and 2005. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly-owned subsidiaries, except as the context otherwise requires. References to“OPCO” are to our wholly-owned operating subsidiary, Dollar Financial Group, Inc. For a separate discussion and analysis of the financial condition and results of operations of OPCO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in OPCO’s quarterly report on Form 10-Q (File No. 333-18221) for the period ended March 31, 2006.
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
On June 16, 2005, we announced that we were transitioning the majority of our United States financial services stores from the bank-funded consumer loan model to the company-funded consumer loan model. This transition was in response to the implementation of the March 2, 2005 revisions to the Federal Deposit Insurance Corporation, or FDIC, guidelines for payday lending, which became effective on July 1, 2005 (as revised, the “Payday Lending Guidance”). As of March 31, 2006, all of our U.S. retail financial service locations, with the exception of those located in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. We currently offer bank funded payday loans in seventeen stores in Pennsylvania and six stores in Texas. In February, 2006, we were advised by our bank partner, First Bank of Delaware, that the Bank received a letter from the FDIC that communicated certain concerns with payday and installment loan products. As a result, the Bank recently advised us that it intends to cease offering payday loans on June 30, 2006. In Pennsylvania, the cessation of bank funded payday loans would effectively eliminate payday lending in the state as the Pennsylvania legislature did not pass legislation enabling the payday loan product as we hoped they would. Concerning our six Texas stores, we are currently developing plans to implement the Credit Services Organization (CSO) model by the beginning of fiscal year 2007. With respect to our domestic installment lending product, First Bank of Delaware, who is responsible for managing and funding our CustomCash™ installment loan program, is also working to address concerns raised by the FDIC with respect to this product. We have been responsive to the Bank’s requests and inquiries, but do not have a new update to report at this time. We also announced on June 16, 2005 that we were discontinuing our operations as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. We expect this to result in a loss of approximately $5.1 million of revenues for the twelve-month period ending June 30, 2006 (“fiscal 2006”) with a nominal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.
On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired contingent upon the successful attainment of required loan licenses. The acquired stores were controlled by a franchisee of our Canadian subsidiary, and the Company also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million in cash. An additional $3.6 million is being held in escrow for the remaining two stores.
On April 3, 2005, we entered into an asset purchase agreement to acquire six stores from a franchisee of our wholly-owned U.K. subsidiary. The aggregate purchase price for the acquisitions was approximately $1.7 million in cash.
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
In our discussion of our financial condition and results of operations, we refer to stores and franchises that were open for 21 consecutive months ending March 31, 2006 as comparable stores and franchises.

Impact of Hurricanes Katrina and Rita on our Operations.
At the start of fiscal 2006 we operated 29 financial service stores in the State of Louisiana. Five of these stores are in New Orleans and were directly impacted by Hurricane Katrina; and four of which are located in the Lake Charles area and were directly impacted by Hurricane Rita. By mid-October, all of the stores in the Lake Charles area and one store in New Orleans had reopened. Although several of the stores outside of New Orleans and Lake Charles were briefly closed for a few days after the storms, the financial impact on those stores was immaterial. We have assessed the extent of the damage to the New Orleans stores and have elected to close two of the stores permanently and have developed a timetable for reopening the remaining two stores. We anticipate that the two remaining stores in New Orleans may reopen in our fiscal fourth quarter or early in our next fiscal year, subject to the status of the reconstruction of the devastated areas of New Orleans and the re-establishment of its local population. The Company has insurance for the impacted stores, which covers property damage and business interruption due to wind and hail, as well as acts of crime.
The impact of the hurricanes to income before income taxes for the quarter ended March 31, 2006 was nominal but was approximately $800,000 for the nine months ended March 31, 2006, due primarily to higher loan losses and reduced revenue from the impacted store locations. At this time, we believe that the negative impact from the disruption of operations resulting from the hurricanes for fiscal year 2006 will likely range from $900,000 to $1.2 million of income before income taxes.
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
For short-term consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in ''Company-Funded Consumer Loan Loss Reserves Policy.’’
In addition to the short-term consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware (“County Bank”) and First Bank of Delaware (“First Bank”). Pursuant to these relationships, we marketed and serviced short-term consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to the company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank. Currently, we only market and service short-term consumer loans for First Bank in Pennsylvania and Texas representing 23 stores. In the third quarter, First Bank announced that as of June 30, 2006, it would no longer originate short-term consumer loans.
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

Because our domestic servicing fees are reduced by loan losses incurred by the banks, we have established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we consider the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve is then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve is reported in accrued expenses and other liabilities on our balance sheet and was $17 thousand at March 31, 2006 and $1.3 million at June 30, 2005.
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank of Delaware. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by the bank on such loans. We maintain a reserve for future servicing fee adjustments based on the bank’s outstanding loan balance. This liability was $617,000 at March 31, 2006 and is included in accrued expenses and other liabilities.
If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, our servicing fee is reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, we establish a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on the banks defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $831,000 at March 31, 2006.
The total amount of monies owed to the banks decreased significantly at March 31, 2006 compared to March 31, 2005 as a result of the transition in the United States from the bank-funded to the company-funded model for short-term consumer loans. As a result, we decreased our reserve for servicing fee adjustments and increased our allowance for loan losses on company-funded loans. We serviced $49.0 million of loans for First Bank during the first nine months of fiscal 2006 compared to $229.9 million during the first nine months of fiscal 2005. At March 31, 2006, there was $6.5 million in outstanding loans for First Bank and an aggregate of $14.2 million for County Bank and First Bank at March 31, 2005.
Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for anticipated losses for consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve will increase.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues.
The receivable for defaulted loans, net of the allowance, is reported on our balance sheet in other consumer lending receivables, net and was $2.8 million at March 31, 2006.
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

Goodwill
We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of March 31, 2006, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.
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
Results of Operations
Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Check cashing	$32,708	$36,288	42.8%	42.0%	$95,803	$105,859	44.6%	43.8%
Consumer lending revenue, net	32,917	34,991	43.0%	40.5%	91,453	95,802	42.5%	39.7%
Money transfer fees	3,722	4,460	4.9%	5.1%	10,915	12,680	5.1%	5.2%
Franchise fees and royalties	1,763	2,728	2.3%	3.2%	3,977	8,131	1.8%	3.4%
Other revenue	5,343	7,992	7.0%	9.2%	12,844	19,119	6.0%	7.9%

Total revenue	$76,453	$86,459	100.0%	100.0%	$214,992	$241,591	100.0%	100.0%

The Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
Total revenues were $86.5 million for the three months ended March 31, 2006 compared to $76.5 million for the three months ended March 31, 2005, an increase of $10.0 million or 13.1%. Comparable retail store and franchised store sales for the entire period increased $8.6 million or 12.0%. New store openings accounted for an increase of $1.6 million and new store acquisitions accounted for an increase of $2.5 million. These increases were partially offset by a decrease of $1.8 million in revenues due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $455,000 in revenues from closed stores.
Revenues in the United Kingdom for the quarter increased $3.1 million on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian operations for the quarter increased $8.5 million on a constant dollar basis. This growth in our Canadian operations is due to a $5.0 million increase from consumer loan products as a result of a recent criteria change, pricing adjustments in the third quarter of fiscal 2006 and an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $1.9 million in the third quarter of fiscal 2006, as compared to the same period in the prior year. Additional revenue generated by the eleven newly acquired Canadian stores on March 9, 2006 was $612,000. Revenues from franchise fees and royalties increased by $965,000 primarily due to the franchise fees earned from the We The People business operations.

The Nine Months Ended March 31, 2006 compared to the Nine Months Ended March 31, 2005
Total revenues were $241.6 million for the nine months ended March 31, 2006 compared to $215.0 million for the nine months ended March 31, 2005, an increase of $26.6 million or 12.4%. Comparable retail store and franchised store sales for the entire period increased $16.0 million or 7.9%. New store openings accounted for an increase of $6.2 million and new store acquisitions accounted for an increase of $11.3 million. These increases were partially offset by a decrease of $4.7 million in revenues due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $1.8 million in revenues from closed stores.
A stronger Canadian dollar, partially offset by a weaker British pound, positively impacted revenue by $2.6 million for the nine months ended March 31, 2005. Revenues in the United Kingdom for the nine months increased by $10.0 million, on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian operations for the nine months increased $16.7 million on a constant dollar basis. The growth in our Canadian operations is due to a $10.6 million increase from consumer loan products as a result of a recent criteria change, pricing adjustments in the third quarter of fiscal 2006 and an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $3.4 million in the first nine months of fiscal 2006 compared to the same period in the prior year. Additional revenue generated by the eleven newly acquired Canadian stores on March 9, 2006 was $612,000. Revenues from franchise fees and royalties accounted for an increase of $4.2 million for the nine months ended March 31, 2006, primarily due to the franchise fees earned from the We The People business operations.
Store and Regional Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Salaries and benefits	$23,775	$27,095	31.1%	31.3%	$67,118	$78,290	31.2%	32.4%
Occupancy	5,834	6,914	7.6%	8.0%	16,840	20,384	7.8%	8.4%
Depreciation	1,777	1,843	2.3%	2.1%	5,352	5,510	2.5%	2.3%
Returned checks, net and cash shortages	2,733	2,697	3.6%	3.1%	7,955	9,084	3.7%	3.8%
Telephone and communications	1,654	1,405	2.2%	1.6%	4,604	4,271	2.1%	1.8%
Advertising	1,988	1,943	2.6%	2.2%	7,109	6,765	3.3%	2.8%
Bank Charges	1,022	1,279	1.3%	1.5%	2,935	3,523	1.4%	1.5%
Armored carrier expenses	934	1,069	1.2%	1.2%	2,648	3,091	1.2%	1.3%
Other	7,170	8,701	9.4%	10.1%	21,441	24,700	10.0%	10.2%

Total store and regional expenses	$46,887	$52,946	61.3%	61.1%	$136,002	$155,618	63.2%	64.5%

The Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
Store and regional expenses were $52.9 million for the three months ended March 31, 2006 compared to $46.9 million for the three months ended March 31, 2005, an increase of $6.0 million or 12.9%. New store openings accounted for an increase of $1.5 million and new store acquisitions accounted for an increase of $3.1 million while comparable retail store and franchised store expenses for the entire period increased $2.7 million. Partially offsetting these increases was a decrease of $1.0 million due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $339,000 from closed stores. On a consistent currency basis, store and regional expenses increased $1.6 million in Canada, $2.1 million in the United Kingdom and $2.2 million in the United States. The increase in Canada was primarily due to increases in salaries associated with the growth in that operation. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs also commensurate with the growth in that country. In the U.S., the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the acquisition of We The People stores.
The Nine Months Ended March 31, 2006 compared to the Nine Months Ended March 31, 2005
Store and regional expenses were $155.6 million for the nine months ended March 31, 2006 compared to $136.0 million for the nine months ended March 31, 2005, an increase of $19.6 million or 14.4%. The impact of foreign currencies accounted for $1.1 million of the increase. New store openings accounted for an increase of $4.9 million and new store acquisitions accounted for an increase of $13.2 million while comparable retail store and franchised store expenses for the entire period increased $6.3 million. Partially offsetting these increases was a decrease of $3.7 million due to our discontinued operations as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $1.3 million from closed stores. For the nine months ended March

31, 2006 total store and regional expenses increased to 64.5% of total revenue compared to 63.2% of total revenue for the nine months ended March 31, 2005. On a consistent currency basis, store and regional expenses increased $4.0 million in Canada, $6.6 million in the United Kingdom and $7.9 million in the U.S. The increase in Canada was primarily due to increases in salaries, advertising and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country. In the U.S., the increase is primarily due to salaries, occupancy and other costs as a result of the incremental costs associated with the acquisition of We The People stores.
Corporate and Other Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Corporate expenses	$9,147	$11,453	12.0%	13.2%	$26,897	$31,035	12.5%	12.8%
Management fee	108	—	0.1%	0.0%	636	—	0.3%	0.0%
Other depreciation and amortization	801	878	1.0%	1.0%	2,882	2,689	1.3%	1.1%
Interest expense	7,766	7,566	10.2%	8.8%	27,237	22,245	12.7%	9.2%
Reserve for litigation settlement	—	5,800	0.0%	6.7%	—	5,800	0.0%	2.4%
Loss on extinguishment of debt	8,097	—	10.6%	0.0%	8,097	—	3.8%	0.0%
Termination of management services agreement	2,500	—	3.3%	0.0%	2,500	—	1.2%	0.0%
Other	189	300	0.2%	0.3%	133	718	0.1%	0.3%
Income tax provision	5,437	7,807	7.1%	9.0%	14,045	18,460	6.5%	7.6%
The Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
Corporate Expenses
Corporate expenses were $11.5 million for the three months ended March 31, 2006 compared to $9.1 million for the three months ended March 31, 2005. The $2.4 million increase is primarily due to additional compensation and other costs associated with the substantial growth of the Company’s international operations, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings. In addition, the Company incurred additional legal costs this quarter associated with the Canadian class action litigation and the long-standing California wage-and-hour litigation, for which an agreement in principle to settle the California litigation has been reached, as more fully discussed in Note 8.
Management Fees
There was no management fee expense for the three months ended March 31, 2006, compared to $108,000 for the three months ended March 31, 2005. In conjunction with our initial public offering on January 28, 2005, we paid a $2.5 million fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, the Company is no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $878,000 for the three months ended March 31, 2006 compared to $801,000 for the three months ended March 31, 2005.

Interest Expense
Interest expense remained relatively unchanged and was $7.6 million for the three months ended March 31, 2006 compared to $7.8 million for the three months ended March 31, 2005. On February 2, 2005, the Company used the majority of the proceeds from its initial public offering to redeem all of its 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $1.1 million for the three months ended March 31, 2006 compared to the same period in the prior year. Partially offsetting this decline was an increase of $731,000 related to the additional offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005 and an increase of $166,000 related to a higher outstanding revolving credit facility balance for the three months ended March 31, 2006 compared to the prior year.
Income Tax Provision
The provision for income taxes was $7.8 million for the three months ended March 31, 2006 compared to a provision of $5.4 million for the three months ended March 31, 2005. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 103.9% for the three months ended March 31, 2006 and 567.5% for the three months ended March 31, 2005. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the three months ended March 31, 2005. The accrual of $5.8 million for the settlement of the California class action litigation increased the US loss for the three months ended March 31, 2006. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the three month periods ending March 31, 2006 and March 31, 2005. Any tax benefit for U.S. losses are reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004 and the aforementioned U.S. costs in fiscal 2005, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all U.S. deferred tax assets recorded have been reduced by a valuation allowance of $43.1 million at March 31, 2006, of which $1.6 million was provided for in the three months ended March 31, 2006.
The Nine Months Ended March 31, 2006 compared to the Nine Months Ended March 31, 2005
Corporate Expenses
Corporate expenses were $31.0 million for the nine months ended March 31, 2006 compared to $26.9 million for the nine months ended March 31, 2005. The $4.1 million increase is primarily due to additional compensation and other costs associated with the substantial growth of the Company’s international operations, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings. In addition, the Company incurred additional legal costs this quarter associated with the Canadian class action litigation and the long-standing California wage-and-hour litigation, for which an agreement in principle to settle the California litigation has been reached, as more fully discussed in Note 8.
Management Fees
There was no management fee expense for the nine months ended March 31, 2006, compared to $636,000 for the nine months ended March 31, 2005. In conjunction with our initial public offering on January 28, 2005, we paid a $2.5 million fee to terminate a management services agreement among the Company, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, the Company is no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $2.7 million for the nine months ended March 31, 2006 compared to $2.9 million for the nine months ended March 31, 2005.
Interest Expense
Interest expense was $22.2 million for the nine months ended March 31, 2006 compared to $27.2 million for the nine months ended March 31, 2005, a decrease of $5.0 million or 18.3%. On February 2, 2005, the Company used the majority of the proceeds from its initial public offering to redeem all of its 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $7.8 million for the nine months ended March 31, 2006 compared to the same period in the prior year. Partially offsetting this decline was an increase of $2.2 million related to the additional offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005 and an increase of $348,000 related to a higher outstanding revolving credit facility balance for the nine months ended March 31, 2006 compared to the same period in the prior year.
Income Tax Provision
The provision for income taxes was $18.5 million for the nine months ended March 31, 2006 compared to a provision of $14.0 million for the nine months ended March 31, 2005. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on U.S. deferred tax assets. Our effective income tax rate was 78.6% for the nine months ended March 31, 2006 and 132.4% for the nine months ended March 31, 2005. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the nine months ended March 31, 2005. The accrual of $5.8 million for the settlement of the California class action litigation increased the U.S. loss for the nine months ended March 31, 2006. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the nine month periods ending March 31, 2006 and March 31, 2005. Any tax benefit for U.S. losses are reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004 and the aforementioned U.S. costs in fiscal 2005, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all U.S. deferred tax assets recorded have been reduced by a valuation allowance of $43.1 million at March 31, 2006, of which $5.7 million was provided for in the nine months ended March 31, 2006.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, consumer loans and other operating activities. For the nine months ended March 31, 2006, cash and cash equivalents increased $18.8 million. Net cash provided by operating activities was $22.2 million for the nine months ended March 31, 2006 compared to $18.1 million for the nine months ended March 31, 2005. The increase in net cash provided by operations was primarily the result of increased operating results in fiscal 2006 offset in part by additional cash used for company-funded consumer loans due to the transition from the bank-funded model to the company-funded loan model.
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
Net cash provided by operating activities was $22.2 million for the nine months ended March 31, 2006 compared to $18.1 million for the nine months ended March 31, 2005. The increase in net cash provided by operations was primarily the result of increased operating results in fiscal 2006 offset in part by additional cash used for company-funded consumer loans due to the transition from the bank-funded model to the company-funded loan model.
Net cash used in investing activities for the nine months ended March 31, 2006 was $31.9 million compared to $34.7 million for the nine months ended March 31, 2005. For the nine months ended March 31, 2006, we made capital expenditures of $11.9 million, and acquisitions of $20.0 million primarily related to the purchase of eleven stores in Canada on March 9, 2006 in addition to additional We The People franchises and territories acquired earlier in the fiscal year. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $14.6 million during our fiscal year ending June 30, 2006, for remodeling and relocation of certain existing stores and for opening additional new stores.
Net cash provided by financing activities for the nine months ended March 31, 2006 was $27.3 million compared to net cash provided of $24.1 million for the nine months ended March 31, 2005. The cash provided in the nine months ended March 31, 2006 was primarily a result of an increase in the borrowings under our revolving credit facility primarily associated with the aforementioned acquisitions. The cash provided in the nine months ended March 31, 2005 was a result of the proceeds from our initial public stock offering and an increase in the borrowings under our bank facilities offset by the full redemption of our 16.0% senior notes due 2012 and our 13.95% senior subordinated notes due 2012.
Revolving Credit Facilities. We have two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility.
Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid, in full, all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of OPCO’s 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. On July 8, 2005, OPCO entered into an amendment and restatement of its credit facility to increase the maximum amount of the facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event we engage in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the credit facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At March 31, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantee the performance of certain of the Company’s contractual obligations. There was $27.5 million outstanding under the facility at March 31, 2006.
Canadian Overdraft Facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on March 31, 2006. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.
Long-Term Debt. As of March 31, 2006, long term debt consisted of $271.6 million principal amount of OPCO’s 9.75% senior notes due November 15, 2011 and a $642,000 note related to the acquisition of certain We The People territories.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2006, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$27,500	$27,500	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011(1)	271,556	—	—	—	271,556
Capital lease obligations	—	—	—	—	—
Operating lease obligations	81,982	20,141	31,972	16,723	13,146
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	642	366	276	—	—

Total contractual cash obligations	$380,104	$47,793	$31,731	$16,165	$284,415

(1)	$1,556 is the unamortized premium on the 9.75% Senior Notes due 2011.
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
Balance Sheet Variations
March 31, 2006 compared to June 30, 2005
Cash and cash equivalents increased to $111.3 million at March 31, 2006 from $92.5 million at June 30, 2005. Cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, company-funded consumer loans and other operating activities.
Loans receivable, net increased to $46.6 million at March 31, 2006 from $37.5 million at June 30, 2005 due primarily to increases of $4.5 million in company-funded consumer loans resulting from the transition from the bank-funded model to the company-funded model in the U.S. and growth in Canada, as well as $3.0 million in installment loans internationally and $1.6 million in pawn lending in the U.K.
Other consumer lending receivables decreased to $5.4 million at March 31,2006 from $9.2 million at June 30, 2005 due to a $6.6 million decrease from the termination of our relationship with County Bank and the amended relationship with First Bank of Delaware offset by an increase of $2.8 million in the defaulted loans receivable, net of the allowance.
Other receivables increased $4.9 million at March 31, 2006 as compared to June 30, 2005 due to tax-related services receivable, the timing of receipts from the Company’s vendors, as well as insurance claims made related to Hurricanes Katrina and Rita.
Income taxes receivable increased to $1.6 million at March 31, 2006 from $1.1 million at June 30, 2005 related primarily to the timing of receipts.
Goodwill and other intangibles increased $24.3 million from $186.2 million at June 30, 2005 to $210.5 million at March 31, 2006. Acquisitions in the United States and Canada contributed to $10.7 million and $13.3 million of the increase, respectively. The remaining balance is primarily due to foreign currency translation adjustments.
Foreign income taxes payable increased $2.9 million due to the timing of payments.
Accrued expenses and other liabilities increased to $35.2 million at March 31, 2006 from $26.9 million at June 30, 2005 due primarily to the $5.8 million accrual related to the settlement of the Woods, Castillo and Williams class actions, $2.0 million from the revenue-based earn out related to the American acquisition on January 31, 2005 and the timing of accrued payroll related expenses and other operating expense accruals offset by a decrease of $1.3 million in the reserve for servicing fee adjustments.
Accrued interest payable increased from $3.3 million at June 30, 2005 to $9.9 million at March 31, 2006 due to the timing of interest payments on the 9.75% senior notes due 2011.
Revolving credit facilities and long-term debt increased $27.9 million from $271.8 million at June 30, 2005 to $299.7 million at March 31, 2006. The increase is due to additional borrowings under our credit facility and a note related to the acquisition of certain We The People territories.
Total shareholders’ equity increased $6.7 million to $66.3 million from $59.6 million due primarily to net income of $5.0 million and an increase of $1.2 million in accumulated other comprehensive income as a result of foreign currency translation adjustments.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, industry regulations, and the myriad of regulatory and governmental agencies which regulate the Company's products that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, revenue growth, anticipated operating efficiencies, the ability to Market the Company's products, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in our registration statement on Form S-1 which was effective on January 27, 2005.
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

Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2006, we held put options with an aggregate notional value of $(CAN) 52.5 million and £(GBP) 3.3 million to protect the currency exposure in Canada through December 31, 2006 and the United Kingdom through June 30, 2006. Subsequent to the quarter ended March 31, 2006, we purchased additional put options with an aggregate notional value of $(CAN)39.0 million and £(GBP) 14.4 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the nine months ended March 31, 2006. As of March 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $9,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at March 31, 2006 was $366,000 and is included in other assets on the balance sheet.
Canadian operations accounted for approximately 172.8% of consolidated income before income taxes for the nine months ended March 31, 2006 and 267.3% of consolidated income before income taxes for the nine months ended March 31, 2005. U.K. operations accounted for approximately 34.8% of consolidated income before income taxes for the nine months ended March 31, 2006 and approximately 110.0% of consolidated income before income taxes for the nine months ended March 31, 2005. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $21.7 million.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported income before income taxes from continuing operations by approximately $4.9 million for the nine months ended March 31, 2006 and $4.0 million for the nine months ended March 31, 2005. This impact represents nearly 20.8% of our consolidated foreign income before income taxes for the nine months ended March 31, 2006 and 37.7% of our consolidated foreign income before income taxes for the nine months ended March 31, 2005.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Canadian borrowers (except those residing in British Columbia) who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s Canadian subsidiary’s motions to stay the action on grounds of arbitrability and lack of jurisdiction were denied.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. On December 9, 2005, our Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the Plaintiff’s lawyer advised they would not proceed with the settlement and indicated their intention to join the purported national class action.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal has granted MacKinnon the right to apply to the original judge to have her amend her order denying certification.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed in November 2006, but likely will not proceed if MacKinnon obtains an order allowing him to re-apply for class certification.
Similar purported class actions have been commenced against our Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. We are named as a defendant in the actions commenced in Nova Scotia and Newfoundland but it has not been served with the statements of claim in these actions to date. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.
California Legal Proceedings
We are the defendant in four lawsuits commenced by the same law firm. Each is pled as a class action, and each alleges violations of California’s wage-and-hour laws. The named plaintiffs are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs have appealed the ruling. On March 15, 2006, we agreed in principle to settle the Woods, Castillo and Williams actions, and we memorialized that understanding on April 21, 2006. We agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The settlement is subject to court approval, which we anticipate in early 2007; although we expect such approval, there can be no assurance that such approval will be forthcoming. We accrued $5.8 million during the quarter ended March 31,

2006 related to the Woods, Castillo and Williams cases. At March 31, 2006, this amount is included in other accrued expenses and other liabilities.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Chin case.
We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions.
The company from which we bought the assets of its We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently fourteen stores operated by franchisees in these five states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against the Company’s local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
On February 9, 2006, We The People and the TN Department of Consumer Affairs (“the Department”) reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee, however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People has made a payment of $160,000 to the State that will be available to be distributed as refunds to eligible consumers. WTP had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.
The state bar association in Mississippi had commenced an investigation regarding our and our local franchisee’s legal document preparation activities within that state in February 2005. The franchisee operated one store in Mississippi at that time. The Mississippi store closed in the Fall of 2005 and the Mississippi Bar Association terminated their investigation.
The Former WTP and/or certain of our franchisees were defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the District of Colorado, Eastern District of New York, the District of Maryland, District of Connecticut, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan and the District of Delaware. The actions in Connecticut, Colorado, Illinois, New York, Connecticut, Maryland, Delaware, Michigan and Oklahoma have recently been settled by Consent Order and Stipulation. The cases in Tennessee, Idaho and North Carolina have been adjudicated by the courts and limits have been placed on the WTP model and price for services in those states. A case was filed recently in the Central District of Texas. In each of these adversary proceedings, the United States Bankruptcy trustee alleged that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
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
On May 10, 2005, we, the Former WTP and certain of the Company’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled was referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of our franchisees, in an effort to develop a protocol for us and our franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code. Subsequently, through mediation, this preliminary injunction with several modifications, was the basis for a Stipulated Final Judgment permitting the WTP model protocol within the Southern and Eastern Districts of New York, Vermont and Connecticut.

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
On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from us. We also assert breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us in the United States District Court for the Central District of California. Their complaint alleges that we deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with us, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. The parties are now selecting arbitrators. The arbitration proceedings are expected to begin after June 15, 2006.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned these matters.
In addition to the matters described above, we continue to respond to inquiries we receive from state bar associations and state regulatory authorities from time to time as a routine part of its business regarding its legal document preparation services business and its franchisees.
While we believe there is no legal basis for liability in any of the aforementioned cases, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, we do not expect that the ultimate cost to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None.

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

DOLLAR FINANCIAL CORP.

Date: May 9, 2006	*By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.