Form 10-K
period 2006-06-30
DOLLAR FINANCIAL CORP
filed 2006-09-13
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
Common Stock, $.001 par value per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act Yes  ☐     No  ☑.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑.
     As of December 31, 2005, 18,102,727 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by non-affiliates of the registrant was approximately $114,771,867. As of August 31, 2006, the number of shares of the Common Stock outstanding was 23,400,107.
DOCUMENTS INCORPORATED BY REFERENCE
     The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its Annual Meeting of Stockholders to be held on November 16, 2006, is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

2006 Report on Form 10-K
Money Mart®, Loan Mart®, Cash Til Payday®, CustomCash® and We The People® are trademarks of Dollar Financial Corp. This Annual Report on Form 10-K also includes trademarks and tradenames of other companies.

Item 1. BUSINESS
General
     We are a leading international financial services company serving under-banked consumers. Our financial services store network is the largest network of its kind in each of Canada and the United Kingdom and the second-largest network of its kind in the United States. Our We The People legal document preparation services retail store network is the largest of its kind in the United States. Our customers are typically working-class individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. To meet the needs of these customers, we provide a range of consumer financial products and services primarily consisting of check cashing, single-payment consumer loans, longer-term installment loans, money orders, money transfers and legal document preparation services. We operate a store network of 1,250 locations (of which 765 are company-owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and We The People® in 34 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,105 locations (including 752 company-owned) in 14 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is our We The People USA business, which offers retail based legal documentation preparation services through a network of 13 company-owned and 132 franchised locations in 29 states.
     We are a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. We operate our store network through our direct wholly-owned subsidiary, Dollar Financial Group, Inc., a New York corporation formed in 1979, and its direct and indirect wholly-owned foreign and domestic subsidiaries (collectively, “OPCO”).
     Our network includes the following platforms for delivering our financial services and retail-based legal document preparation services to the consumers in our core markets:
     United States
     We currently operate or franchise a total of 490 stores, with 259 operating under the name “Money Mart®,” 86 operating under the name “Loan Mart®” and 145 under the name “We The People®” of which 13 are operated by us and 132 are operated by franchisees. The Money Mart stores typically offer our full range of financial products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. The We The People stores offer retail-based legal document preparation services.
     Our U.S. business had revenues of $118.1 million for the twelve-month period ended June 30, 2005 (“fiscal 2005”) and $112.2 million for the twelve month period ended June 30, 2006 (“fiscal 2006”).
     Canada
     There are currently 370 financial services stores in our Canadian network, of which 242 are operated by us and 128 are operated by franchisees. All stores in Canada are operated under the name “Money Mart” except locations in the Province of Québec which operate under the name Instant Cheques. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.
     Our Canadian business had revenues of $(USD)108.2 million for fiscal 2005 and $(USD)140.7 million for fiscal 2006.
     United Kingdom
     There are currently 390 financial services stores in our United Kingdom network, of which 172 are operated by us and 218 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name “Cash A Cheque”) are operated under the name “Money Shop.” The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.

     The Company decreased the number of United Kingdom franchises by a net total of 94 locations during fiscal 2006. The franchise store reduction in the United Kingdom for the fiscal year was primarily related to the Company’s decision to terminate its business relationship with one of its franchisees.
     Our United Kingdom business had revenues of $(USD)65.2 million for fiscal 2005 and $(USD)75.7 million for fiscal 2006.
     We currently have 485 franchised locations in Canada, the United Kingdom and in the United States. These franchised locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise revenues were $7.1 million for fiscal 2005 and $11.0 million for fiscal 2006.
     Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2006, we cashed 8.4 million checks with a total face amount of $3.8 billion and an average face amount of $451 per check. Acting both as a servicer and as a direct lender, we originated 2.7 million single-payment consumer loans with an average principal amount of $360 and a weighted average term of approximately 14.3 days. In addition, we acted as a servicer and direct lender originating 78,000 longer-term installment loans with an average principal amount of $806 and a weighted average term of approximately 335 days. We also strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.
Industry Overview
     We operate in a sector of the financial services industry that serves the basic need of working-class individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing, short-term and longer-term installment loans, and consumers who use these services are often underserved by banks and other financial institutions.
     Working-class individuals represent the largest part of the population in each country in which we operate. Many of these individuals work in the service sector, which in the United States is one of the fastest growing segments of the workforce. However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:
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
     In addition to check cashing services, under-banked consumers also require short-term and longer-term installment loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:
•	their immediate need for cash;

•	irregular receipt of payments from their employers;

•	their desire for convenience and customer service;

•	the unavailability of bank loans in small denominations for short terms; and

•	the high cost of overdraft advances through banks.
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

     As a result of these trends, a significant number of retailers have begun to offer financial services to working-class individuals. The providers of these services are fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary services.
     We believe that the under-banked consumer market will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population and an increase in the number of service-sector jobs as a percentage of the total workforce.
     The demographics of the typical customers for non-banking financial services vary somewhat in each of the markets in which we operate, but the trends driving the industry are the same. In addition, the type of store and services that appeal to customers in each market vary based on cultural, social, geographic, economic and other factors. Finally, the composition of providers of these services in each market results in part from the historical development and regulatory environment in that market.
Growth Opportunities
     We believe that significant opportunities for growth exist in our industry as a result of:
•	growth of the service-sector workforce;

•	failure of commercial banks and other traditional financial service providers to address adequately the needs of working-class individuals; and

•	trends favoring larger operators in the industry.
     We believe that, as the working-class population segment increases, and as trends within the retail banking industry make banking less accessible or more costly to these consumers, the industry in which we operate will see a significant increase in demand for our products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:
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
Competitive Strengths
     We believe that the following competitive strengths position us well for continued growth:
     Leading position in core markets. We have a leading position in core markets, operating 351 company-owned stores in the United States, 242 company-owned stores in Canada and 172 company-owned stores in the United Kingdom. We currently have 128 franchised locations in Canada, 218 franchised locations in the United Kingdom and 139 franchised locations in the United States, 132 of which operate under the name We The People and offer retail-based legal document preparation services. Highlights of our competitive position in these core markets include the following:
•	Our domestic network is focused in rapidly growing markets in the western United States, where we believe we have held leading market positions for over 10 years.

•	We are the industry leader in Canada, and we hold a dominant market share with a store in almost every Canadian city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85% of persons surveyed.

•	We believe that we are the largest check cashing company in the United Kingdom, comprising approximately 25% of the market measured by number of stores, although we believe that we account for approximately 40% of all check cashing transactions performed at check cashing stores.

     Diversified product and geographic mix. Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders, money transfers and legal document preparation services. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, reloadable VISA® brand debit cards, photo ID and prepaid local and long-distance phone services. For fiscal 2006, the revenue contribution by our check cashing operations was 43.4%, by our consumer lending operations was 40.2% and by our other products and services was 16.4%. In addition to our product diversification, our business is diversified geographically. For fiscal 2006, our U.S. operations generated 34.1% of our total revenue, our Canadian operations generated 42.9% of our total revenue and our United Kingdom operations generated 23.0% of our total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities. Our acquisition in March 2005 of the We The People business further diversifies our revenues and provides us with additional growth opportunities.
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
     Diversification and management of credit risk. Our revenue is generated through a high volume of small dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2006, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.30%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 2.2%.
     Management expertise. We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry. Our Chairman and Chief Executive, Jeffrey Weiss, and our President, Donald Gayhardt, have been with us since 1990 and have demonstrated the ability to grow our business through their operational leadership, strategic vision and experience in making selected acquisitions. Since 1990, Mr. Weiss and Mr. Gayhardt have assisted us in completing over 40 acquisitions that added over 480 company-operated stores and over 170 We The People stores. In addition, the management team is highly motivated to ensure continued business success, as they collectively own approximately 4.6% of our outstanding common stock.
Our Strategy
     Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:
     Growing through disciplined network expansion. We intend to continue to grow our network through the addition of new stores and franchisees, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability, and growth potential. We seek to add locations that offer check cashing, consumer lending, legal document preparation services or a combination of any of these products and services. In fiscal 2006, we opened 34 new financial service stores, acquired 19 financial service stores, acquired 28 company-owned legal document preparation stores and opened 12 franchised stores offering retail-based legal document preparation services. In addition to these new store openings, we are actively seeking to acquire targeted competitor operations in selected expansion markets in the United States, Canada and the United Kingdom.
     Introducing related products and services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2004, we introduced reloadable VISA® brand debit cards, and, in fiscal 2005, we introduced VISA® brand gift cards and began offering legal document preparation services through the acquisition of the We The People business. In fiscal 2006, we introduced the CustomCash® installment loan program in the United States. Our product development department continues to develop and test additional new products and services for our customers.

     Capitalizing on our enhanced network and system capabilities. With our current network of 1,250 stores, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing; enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.
     Maintaining our customer-driven retail philosophy. We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our working-class customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our U.S. stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including incentive programs to reward employees for exceptional customer service.
     Expansion of our franchising strategy. We intend to expand the reach of our business and our network through an extension of our existing franchising strategy. In Canada and the United Kingdom, we have developed our leading market positions in part through the use of a franchising strategy that has allowed us to expand without incurring additional capital expenditures. We currently have 128 franchised locations in Canada, 218 franchised locations in the United Kingdom and 139 franchised locations in the United States, seven of which are financial services stores and 132 of which are We The People stores offering retail-based legal document preparation services.
Customers
     Our core customer group generally lacks sufficient income to accumulate assets or to build savings. These customers rely on their current income to cover immediate living expenses and often cannot afford to wait for checks to clear through the commercial banking system. We believe that many of our customers use our check cashing and short-term lending services in order to access cash immediately without having to maintain a minimum balance in a checking account and in order to borrow money to fund immediate needs. We believe that consumers value our affordability and attention to customer service, and their choice of a financial services provider is influenced by our convenient locations and extended operating hours.
     U.S. customers. Based on our operating experience and information provided to us by our customers, we believe that our core domestic check cashing customer group is generally composed of individuals between the ages of 18 and 44. The majority of these individuals rent their homes, are employed and have annual household incomes of between $10,000 and $35,000, with a median income of $22,500. We believe that many of our customers are workers or independent contractors who receive payment on an irregular basis and generally in the form of a check. In addition, we believe that although approximately 38% of our U.S. check cashing customers do have bank accounts, these customers use check cashing stores because they find the locations and extended business hours more convenient than those of banks and because they value the ability to receive cash immediately, without waiting for a check to clear.
     Our operating experience and customer data also suggest that our short-term consumer loan customers are mainly individuals between the ages of 18 and 45. The majority of these individuals rent their homes. A survey conducted by Cypress Research Group in 2004 found that 52% of short-term consumer loan customers reported household incomes between $25,000 and $50,000 with 17% greater than $50,000. The survey also found that these customers choose single-payment consumer loans because of the easy and fast processing and convenient location. Unlike many of our check cashing customers, short-term consumer loan customers have a bank account but experience temporary shortages in cash from time to time.
     Canadian customers. Based on market research surveys, we believe that the demographics of our Canadian customers are somewhat different from those of our U.S. customers. Our typical Canadian check cashing customer is approximately 35 years old, employed in the trades / labor sector and earning $(USD)22,400 annually. Our typical Canadian short-term single-payment loan customer is 25 to 44 years old, employed in the services sector and earning $(USD)27,300 annually. Approximately 60% of our Canadian customers are male and 40% are female. In contrast to the United States, approximately 66% of our Canadian check cashing customers have bank accounts. Our research shows that these customers continue to use our services because of our fast and courteous service, the stores’ extended operating hours and convenient locations.
     United Kingdom customers. Market research conducted on our behalf and our own customer data have shown that approximately 90% of our United Kingdom customers have annual incomes below $(USD)30,000, and 58% are under the age of 35. Furthermore, approximately 85% of our customer base is employed, with approximately equal numbers of males and females. While 80% of our United Kingdom customers have bank accounts, they report a high level of dissatisfaction with their current bank relationship.

Market research indicates customer service satisfaction levels for our United Kingdom customers above 90% compared with 50% to 65% satisfaction levels for the major banks. Staff friendliness and face-to-face contact are key drivers of customer satisfaction and the need for immediate cash is the number one reason for using our services.
Products and Services
     Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term or longer-term consumer loans and use one or more of the additional financial services available at most locations including Western Union money order and money transfer products, legal document preparation services, electronic tax filing, bill payment, reloadable VISA® brand debit cards, foreign currency exchange, photo ID and prepaid local and long-distance phone services.
     Check cashing. Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer’s identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores. For fiscal 2005, check cashing fees averaged approximately 3.76% of the face value of checks cashed. For fiscal 2006, check cashing fees averaged approximately 3.78% of the face value of checks cashed.
     The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S., Canadian and United Kingdom operations for the periods indicated below:

	Year ended June 30,
	2002	2003	2004	2005	2006
	(Unaudited)
Consolidated operations:
Face amount of checks cashed	$2,969,455,000	$2,938,950,000	$3,169,350,000	$3,424,835,000	$3,772,426,000
Number of checks cashed	8,627,526	8,568,944	8,427,990	8,141,697	8,373,342
Average face amount per check	$344.18	$342.98	$376.05	$420.65	$450.53
Average fee per check	$12.15	$12.65	$13.93	$15.81	$17.01
Average fee as a % of face amount	3.53%	3.69%	3.70%	3.76%	3.78%

U.S. operations:
Face amount of checks cashed	$1,636,967,000	$1,384,958,000	$1,349,956,000	$1,309,231,000	$1,394,516,000
Number of checks cashed	4,317,534	3,855,664	3,621,174	3,379,123	3,410,668
Average face amount per check	$379.14	$359.20	$372.80	$387.45	$408.87
Average fee per check	$12.41	$12.75	$13.18	$13.79	$14.13
Average fee as a % of face amount	3.27%	3.55%	3.53%	3.56%	3.46%

Canadian operations:
Face amount of checks cashed	$896,586,000	$989,663,000	$1,144,380,000	$1,300,089,000	$1,514,753,000
Number of checks cashed	3,359,225	3,475,201	3,476,375	3,529,879	3,607,553
Average face amount per check	$266.90	$284.78	$329.19	$368.31	$419.88
Average fee per check	$9.03	$9.58	$11.07	$12.38	$14.44
Average fee as a % of face amount	3.38%	3.36%	3.36%	3.36%	3.44%

U.K. operations:
Face amount of checks cashed	$435,902,000	$564,329,000	$675,014,000	$815,515,000	$863,157,000
Number of checks cashed	950,767	1,238,079	1,330,441	1,232,695	1,355,121
Average face amount per check	$458.47	$455.81	$507.36	$661.57	$636.96
Average fee per check	$21.93	$20.99	$23.45	$31.20	$31.13
Average fee as a % of face amount	4.78%	4.60%	4.62%	4.72%	4.89%

     From fiscal 2002 through fiscal 2006, the number of stores in our network has increased, while the number of checks cashed in the U.S. has generally decreased. The primary reasons for these changes are an increased focus on our consumer loan products and changes in the United States unemployment rate, both of which have resulted in a reduction in the overall number of checks cashed. In addition, studies by the Federal Reserve Board and others show that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. We also have decreased our focus on cashing government checks. We have increased our focus on cashing higher fee payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.
     If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check is returned unpaid. We then send the check to our internal collections department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2005, we collected 72.5% of the face value of returned checks. During fiscal 2006, we collected 74.4% of the face value of returned checks.

     The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S., Canadian and United Kingdom operations for the periods indicated below:

	Year ended June 30,
	2002	2003	2004	2005	2006
	(Unaudited)
Consolidated Operations:
Face amount of returned checks	$27,874,000	$26,164,000	$29,061,000	$32,644,000	$39,052,000
Collections on returned checks	20,812,000	19,426,000	21,399,000	23,655,000	29,070,000
Net write-offs of returned checks	7,062,000	6,738,000	7,662,000	8,989,000	9,982,000
Collections as a percentage of returned checks	74.7%	74.2%	73.6%	72.5%	74.4%
Net write-offs as a percentage of check cashing revenues	6.7%	6.2%	6.5%	7.0%	7.0%
Net write-offs as a percentage of face amount of checks cashed	0.24%	0.23%	0.24%	0.26%	0.26%

United States operations:
Face amount of returned checks	$15,411,000	$12,046,000	$13,761,000	$14,749,000	$16,846,000
Collections on returned checks	10,560,000	8,335,000	10,284,000	10,881,000	12,586,000
Net write-offs of returned checks	4,851,000	3,711,000	3,477,000	3,868,000	4,260,000
Collections as a percentage of returned checks	68.5%	69.2%	74.7%	73.8%	74.7%
Net write-offs as a percentage of check cashing revenues	9.1%	7.6%	7.3%	8.3%	8.8%
Net write-offs as a percentage of face amount of checks cashed	0.30%	0.27%	0.26%	0.30%	0.31%

Canadian operations:
Face amount of returned checks	$6,952,000	$8,116,000	$8,797,000	$9,906,000	$11,498,000
Collections on returned checks	6,452,000	7,246,000	7,320,000	8,319,000	9,831,000
Net write-offs of returned checks	500,000	870,000	1,477,000	1,587,000	1,667,000
Collections as a percentage of returned checks	92.8%	89.3%	83.2%	83.9%	85.5%
Net write-offs as a percentage of check cashing revenues	1.6%	2.6%	3.8%	3.6%	3.2%
Net write-offs as a percentage of face amount of checks cashed	0.06%	0.09%	0.13%	0.12%	0.11%

United Kingdom operations:
Face amount of returned checks	$5,511,000	$6,002,000	$6,503,000	$7,989,000	$10,708,000
Collections on returned checks	3,800,000	3,845,000	3,795,000	4,455,000	6,653,000
Net write-offs of returned checks	1,711,000	2,157,000	2,708,000	3,534,000	4,055,000
Collections as a percentage of returned checks	69.0%	64.1%	58.4%	55.8%	62.1%
Net write-offs as a percentage of check cashing revenues	8.2%	8.3%	8.7%	9.2%	9.6%
Net write-offs as a percentage of face amount of checks cashed	0.39%	0.38%	0.40%	0.43%	0.47%

Consumer lending
     We currently originate single-payment consumer loans on behalf of one domestic bank and for our own account. For the single-payment consumer loans we originate, at the time the funds are advanced to the borrower, the borrower signs a note and provides the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which is generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit is presented for payment.
     From June 13, 2002 until July 27, 2005, we acted as a servicer for County Bank of Rehoboth Beach, Delaware and we have acted as a servicer for First Bank since October 18, 2002. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition away from bank-funded consumer loans to company-funded loans. As part of this transition, we terminated our relationship with County Bank and amended our relationship with First Bank, in each case by mutual agreement.
     Prior to July 1, 2006, on behalf of First Bank in the United States, we marketed certain unsecured short-term single-payment loans to customers with established bank accounts and verifiable sources of income. Prior to July 1, 2005, loans were made for amounts up to $1,000, with terms of 7 to 23 days. Under these programs, we earned servicing fees, which were reduced if the related loans were not collected. We maintain a reserve for estimated reductions. In addition, we maintain a reserve for anticipated losses for loans we make directly. In order to estimate the appropriate level of these reserves, we consider the amount of outstanding loans owed to us, as well as loans owed to First Bank and serviced by us, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2005, County Bank originated or extended approximately $115.5 million of loans through our locations and document transmitters. First Bank originated or extended approximately $303.2 million of loans through us during this period. County Bank originated or extended approximately $136.2 million of loans through our locations and document transmitters during fiscal 2004 and First Bank originated or extended approximately $249.1 million of loans through us for the same period.
     As of June 30, 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in Pennsylvania, since the Pennsylvania legislature did not pass enabling legislation this year. We do not expect this cessation to have a material impact on our operations. We are currently developing an alternative company-funded revolving credit product for Pennsylvania consumers. We have also implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guaranty, originate and service loans for a non-bank lender that complies with Texas law.
     The lender in our CustomCashTM domestic installment loan program, First Bank, is working to address certain concerns raised by the FDIC with respect to this program. While there may continue to be regulatory pressures in this area, First Bank has been working with us to continue to develop its program in this line of business. While we have been responsive to First Bank’s requests and inquiries, we can not be certain whether First Bank will ultimately continue this line of business.
     We also originate unsecured short-term single-payment loans to borrowers for our own account in Canada, the United Kingdom and in most United States markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to £600, with a term of 28 days. We originated or extended approximately $685.7 million of the single-payment consumer loans through our locations and document transmitters during fiscal 2005 and approximately $964.9 million through our locations during 2006. In addition, we act as a direct lender of longer-term installment loans in the United Kingdom and in certain United States and Canadian markets. In the United States for fiscal 2006, we originated 65,400 installment loans with an average principal amount of $711 and a weighted average term of approximately 122 days. We originated or extended installment loans through our locations in the United States of approximately $46.5 million in fiscal 2006. In Canada, for fiscal 2006, we originated 4,200 installment loans with an average principal amount of $1,260 and a weighted average term of approximately 182 days. We originated or extended installment loans through our locations in Canada of approximately $5.3 million in fiscal 2006. In Canada, for fiscal 2005, we originated 2,167 installment loans with an average principal amount of $1,180 and a weighted average term of approximately 215 days. We originated or extended installment loans through our locations in Canada of approximately $2.6 million in fiscal 2005. In the United Kingdom for fiscal 2006, we originated 8,725 installment loans with an average principal amount of $1,294 and a weighted average term of approximately 365 days. In the United Kingdom for fiscal 2005, we originated 6,935 longer-term installment loans with an average principal amount of $1,079 and a weighted average term of approximately 365 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $11.3 million in fiscal 2006 and $7.5 million in fiscal 2005. Outstanding installment loan receivable at June 30, 2006 is $7.9 million, $8.5 million and $2.6 million in the United States, United Kingdom and Canada, respectively.
     Additionally, as part of the transition to the company-funded loan model, we have discontinued our services as a marketing and servicing agent for consumer loans that are fulfilled through document transmitter locations. This resulted in a loss of approximately $5.5 million of revenues for fiscal 2006 with a nominal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.
     We had approximately $53.6 million of net consumer loans on our balance sheet at June 30, 2006 and approximately $37.5 million on June 30, 2005. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2006 are reported net of a reserve of $5.4 million related to consumer lending. Loans receivable, net at June 30, 2005 are reported net of a reserve of $2.7 million related to consumer lending. The receivable for defaulted loans, net of a $11.7 million allowance is reported on the Company’s balance sheet in other consumer lending receivables, net and was $4.3 million at June 30, 2006.
     The following table presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (dollars in thousands):

	Year ended
	June 30,
	2004	2005	2006

U.S. company-funded consumer loan originations (1)(2)	$65,868	$73,762	$236,025
Canadian company-funded consumer loan originations (3)	309,016	447,940	554,949
U.K. company-funded consumer loan originations (3)	115,283	185,042	204,220

Total company-funded consumer loan originations	$490,167	$706,744	$995,194

U.S. Servicing revenues(2)	$61,704	$66,984	$22,673
U.S. company-funded consumer loan revenues(2)	9,873	11,511	37,814
Canadian company-funded consumer loan revenues	31,479	48,680	69,999
U.K. company-funded consumer loan revenues	19,405	25,829	32,102
Provision for loan losses and adjustment to servicing revenue	(24,489)	(29,425)	(30,367)

Total consumer lending revenues, net	$97,972	$123,579	$132,221

Gross charge-offs of company-funded consumer loans(2)	$45,074	$64,685	$106,164
Recoveries of company-funded consumer loans(2)	(36,102)	(50,352)	(84,724)

Net charge-offs on company-funded consumer loans	$8,972	$14,333	$21,440

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.2%	9.2%	10.7%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.4%	7.1%	8.5%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	1.8%	2.0%	2.2%

(1)	Our company-operated stores in the United States originate company-funded and bank-funded single-payment consumer loans. Document transmitter locations in the United States originated only bank-funded loans.

(2)	The variance between fiscal years 2005 and 2006 is primarily related to our transition in the United States for single-payment consumer loans from the bank-funded model in 2005 to the company-funded model in 2006.

(3)	All consumer loans originated in Canada and the United Kingdom are company-funded.
     The increase in total company-funded originations of $288.5 million in fiscal 2006 over fiscal 2005 is primarily due to the transition from the bank-funded loan model to the company-funded loan model in the United States, as well as increases in originations in Canada and newly opened stores in Canada and the United Kingdom.

Other Services and Products
     In addition to check cashing and short-term consumer loans, our customers may choose from a variety of products and services when conducting business at our locations. These services, which vary from store to store, include Western Union money order and money transfer products, legal document preparation services, electronic tax filing, bill payment, foreign currency exchange, pawnbroking VISA® brand reloadable debit-cards and gift cards, photo ID and prepaid local and long-distance phone services. We offer our customers multiple financial products and services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.
     Among our most significant financial services products and services other than check cashing and short-term consumer loans are the following:
•	Money transfers — Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has 245,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2005 and fiscal 2006, we generated total money transfer revenues of $14.8 million and $17.2 million, respectively, primarily at our check cashing stores.

•	Money orders — Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2006, money order transactions had an average face amount of $194.65 and an average fee of $1.19. For fiscal 2006, our customers purchased 2.1 million money orders, generating total money order revenues of $2.5 million. During fiscal 2005, money order transactions had an average face amount of $182.81 and an average fee of $1.17. For fiscal 2005, our customers purchased 2.1 million money orders, generating total money order revenues of $2.4 million.

Store Operations
Locations
     The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2002	2003	2004	2005	2006
CALIFORNIA
Southern	47	47	47	47	47
Northern	93	91	90	90	86

ARIZONA
Phoenix	45	43	43	51	49
Tucson	16	16	16	16	16

OTHER UNITED STATES
Louisiana	4	4	4	29	27
Ohio	23	22	22	22	22
Washington	18	18	18	18	18
Pennsylvania	19	17	17	17	16
Virginia	16	16	16	16	16
Oklahoma	13	10	10	10	10
Nevada	11	8	8	8	7
Colorado	15	7	7	7	7
Texas	4	4	4	4	6
Utah	5	4	4	4	3
New Mexico	3	3	3	3	4
Hawaii	3	3	3	3	3
Maryland/D.C.	10	2	1	1	1
Wisconsin	1	1	1	1	0
Oregon	5	5	5	0	0
Franchised locations	0	0	0	6	7

WE THE PEOPLE
Company operated	0	0	0	3	13
Franchised locations	0	0	0	172	132

	351	321	319	528	490

CANADA
Company operated	167	181	194	214	242
Franchised locations	87	109	117	129	128

	254	290	311	343	370

UNITED KINGDOM
Company operated	123	122	125	152	172
Franchised locations	290	351	355	312	218

	413	473	480	464	390

Total stores	1,018	1,084	1,110	1,335	1,250

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
     On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Services, L.L.C. and certain of its affiliates .This acquisition added 24 financial services stores in the Louisiana market adding to our existing market share in that area of the country. The aggregate purchase price for this acquisition was $11.9 million, including a revenue earn-out of $2.0 million that was paid in the quarter ended June 30, 2006.
     On March 7, 2005 our wholly owned subsidiary We The People USA, Inc. acquired substantially all of the outstanding assets of We The People Forms and Service Centers USA, Inc. relating to the retail-based legal document preparation services business. We now offer these services through a network of 132 franchised and 13 company-owned store locations in 29 states. The aggregate purchase price for this acquisition was $14.0 million.
     On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc. This acquisition added five financial services stores in the Arizona market, adding to our existing market share in that area of the country. The aggregate purchase price for this acquisition was $1.7 million in cash.
     On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in western Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired in the future. The acquired stores were controlled by a franchisee of our Canadian subsidiary, and we also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million in cash. An additional $3.6 million is being held in escrow for the remaining two stores.
     On April 3, 2006, we entered into an asset purchase agreement to acquire six stores from a franchisee of our wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $2.0 million in cash.
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

     Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, we operate stores 24 hours per day, seven days per week.
Operational structure
     Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall strategic direction. This corporate staff includes personnel dedicated to compliance functions, including internal audit, risk management, and privacy, as well as executive management, business development, corporate finance, investor relations, compensation and benefits, global credit and legal functions. We also maintain corporate offices in Victoria, British Columbia and Nottingham, England. Management of our North American store operations is located in our Victoria office while the Nottingham office provides support for our United Kingdom store operations. This support includes executive store management and finance, and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing.
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
     We have a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs approximately 150 full-time staff. Operating from 8:00 A.M. to midnight, Eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collections personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations. We believe that our ongoing investment in, and company-wide focus on, our compliance practices provides us with a competitive advantage relative to most other companies in our industry. We operate similar facilities in Canada and the United Kingdom as well.
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
Security
     The principal security risks to our operations are robbery and employee theft. We have extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.5% of total revenues for fiscal 2006 and fiscal 2005.
     To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store’s security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. Employees use cellular phones to ensure safety and security whenever they are outside the secure teller area. Additional security measures include identical alarm systems in all stores, remote control over alarm systems, arming/ disarming and changing user codes and mechanically and electronically controlled time-delay safes.

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
Competition
     Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom. The industry in which we operate in the United States is highly fragmented. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. There are several public companies in the United States with a large network of stores offering single-payment consumer loans, as well as several large pawn shop chains offering the product in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product. In addition, our legal document preparation services retail store network is the largest network of its kind in the United States.
     In Canada, we are the industry leader and we hold a dominant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English-speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or single-payment consumer loans to be 1,500. We believe there is only one other network of stores with over 300 locations and that there is only one other chain with over 50 locations. While we believe that we enjoy almost 25% market share by outlet in Canada, our research estimates our market share by volume of business to be significantly higher.
     Based on information from the British Cheque Cashers Association, we believe that we have a United Kingdom market share of approximately 25%. In addition, we believe that our 390 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term single-payment loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.
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
Regulation of check cashing
     To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in seven states: Arizona, California, Hawaii, Louisiana, Maryland, Ohio, Pennsylvania and the District of Columbia, where regulations set maximum fees for cashing various types of checks. Our fees comply with applicable state regulations.
     Some states, including California, Ohio, Pennsylvania, Utah, Washington and the District of Columbia, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.
     In Canada, the federal government does not directly regulate our industry, nor do provincial governments generally impose any regulations specific to the industry. The exceptions are the Provinces of Québec and Saskatchewan, where check cashing stores are not permitted to charge a fee to cash government checks.
     In the United Kingdom, as a result of the Cheques Act of 1992, banks must refund the fraudulent or dishonest checks that they clear. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for businesses such as ours. Additionally, in 2001 the Money Laundering Act of 1993 was enhanced, requiring check cashing, money transfer and bureau de change providers to be licensed. We currently comply with these more stringent rules and regulations.
Regulation of consumer lending
     In the United States, historically the majority of our stores were in states where we engaged in consumer lending as a servicer for federally insured financial institutions. We provided these banks with marketing, servicing and collection services for their unsecured short-term single-payment loan products that were offered under our service mark Cash ’Til Payday®. We also offered company-funded short-term single-payment loan products in a limited number of states where we had stores, also under our Cash ’Til Payday® mark. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition away from bank-funded consumer loans to company-funded loans. These loans will continue to be marketed under our Cash ’Til Payday® mark.
     As of June 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in Pennsylvania, since the Pennsylvania legislature did not pass enabling legislation. We do not expect this cessation to have a material impact on our operations. We are currently developing an alternative company-funded revolving credit product for Pennsylvania consumers. We have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guaranty, originate and service loans for a non-bank lender that complies with Texas law.
     First Bank, the lender in our CustomCash® domestic installment loan program is working to address certain concerns raised by the FDIC with respect to this program. While we have been responsive to First Bank’s requests and inquiries, we are not certain whether First Bank will ultimately continue this line of business. However, at this time there is no indication it will not.
     We announced on June 16, 2005 that we were discontinuing marketing and servicing consumer loans fulfilled through document transmitter locations. This discontinuance resulted in a reduction of approximately $5.5 million of revenues for the twelve-month period ending June 30, 2006, with minimal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.

     In fiscal 2005, we ceased offering bank-funded loans in Arizona as a result of a state administrative law judge’s determination that our origination of loans made by First Bank did not conform with Arizona law. We agreed not to contest this determination and immediately transitioned to company-funded loans in Arizona.
     In fiscal 2004, we ceased offering single-payment consumer loans in Georgia in response to a law passed by the state legislature prohibiting these loans. Our short-term consumer lending business in Georgia was immaterial and we had no company-operated stores in that state. We are not currently aware of similar legislation that would require us to exit markets where we generate significant revenues.
     We do not plan to open any company-operated stores to engage in consumer lending in eleven other states where legislation is unfavorable or where the service is not likely to be profitable.
     Our Canadian consumer lending activities are subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland but are subject only to limited substantive regulation. A federal usury ceiling applies to loans we make to Canadian consumers. Such borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. There is apparently current activity in the Canadian Parliament which would transfer jurisdiction and the development of laws and regulation of our industry’s consumer loan products to the respective provinces.
     In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 and related rules and regulations. As required by the Act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition policy and for consumer protection. The Act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. To comply with these rules, we use model credit agreements provided by the British Cheque Cashers Association.
     Our consumer lending activities are also subject to certain other state, federal and foreign regulations, including regulations governing lending practices and terms, such as the content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content.
Currency reporting regulation
     United States. Regulations promulgated by the U.S. Treasury Department under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.
     Also, money services businesses are required by the Money Laundering Act of 1994 to register with the U.S. Treasury Department. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The United States PATRIOT Act includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that directly impact check cashers and other money services businesses. Specifically, the United States PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the United States PATRIOT Act. The U.S. Treasury Department’s Office of Foreign Assets Control administers economic sanctions and embargo programs that require assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. We maintain procedures to assure compliance with these requirements.
     Canada. The Financial Transactions and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The act requires the reporting of large cash transactions involving amounts of $10,000 or more received in cash and international electronic funds transfer requests of $10,000 or more. This act also requires submitting suspicious transactions reports where there are reasonable grounds to suspect that a transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity. We believe that we are in compliance with the requirements of the act.
     United Kingdom. The Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that identity is taken for any person carrying out single or multiple foreign exchange transactions exceeding £10,000 or €15,000 and for the cashing of any third party check, in any amount. Any single foreign exchange transaction exceeding £5,000 and all transactions involving checks drawn on foreign banks are reported to the Serious Organized Crime Agency if deemed suspicious. Suspicious transaction reports, in addition to the foreign exchange requirements, are also submitted to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements.
Regulation of legal document preparation services business
     The regulation of our legal document preparation services business comes from two principal sources:
•	state laws which prohibit: (1) the unauthorized practice of law, or UPL; and (2) fraudulent, deceptive and unfair business practices generally; and

•	section 110 of the U.S. Bankruptcy Code.
     All states in the United States have laws which prohibit UPL. In addition, all states in the United States have consumer protection laws which prohibit fraudulent, deceptive and unfair business practices. In some of those states, the state bar association, in conjunction with a regulatory agency such as the state supreme court or the state attorney general, monitors and enforces compliance with the state’s prohibitions on UPL. In other states, the state attorney general’s consumer protection regulatory authority includes monitoring and enforcing compliance with the state’s prohibitions on UPL. Two states, Arizona and California, have enacted laws which specifically allow and regulate the preparation of legal documents by non-attorneys, including provisions which detail specific educational, certification and licensing requirements. There have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys. In Illinois, we are sponsoring a bill now moving through the legislative process which would regulate the preparation of legal documents by non-attorneys.
     At the federal level, the preparation of bankruptcy petitions by non-attorneys is regulated by Section 110 of the Bankruptcy Code. Section 110 places restrictions on, among other things, the manner in which a non-attorney may advise debtors and sets forth additional requirements regarding how services are provided, the reasonableness of a non-attorney’s fees and how court fees are collected and handled. The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 added certain disclosure requirements to Section 110, none of which is expected to have a material impact on our legal document preparation services business. This legislation requires prospective debtors to seek consumer credit counseling before filing for chapter 7 bankruptcy. It is too soon to tell what impact, if any, this requirement will ultimately have on the volume of bankruptcy petitions processed by our legal document preparation services business, however, it has substantially decreased the volume processed in the latter half of fiscal 2006 as compared to the first half of the year.
     We believe that our legal document preparation services business model does not constitute the practice of law. From time to time, we receive inquiries from state bar associations and state regulatory authorities regarding our legal document preparation services business model and the activities of our franchisees. We address these inquiries as they are made on a case-by-case basis. In many instances, no further inquiries or actions are taken by the state bar association or regulatory authority. Nevertheless, our business model has been and continues to be challenged in various states and by various U.S. bankruptcy trustees.
Privacy regulation
     We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.
Other regulation
     We operate a total of 133 financial service stores in California. This state has enacted a so-called “prompt remittance” statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders.

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
Employees
     On June 30, 2006, we employed 4,226 persons worldwide, consisting of 334 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 3,892 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.
     None of our employees is represented by a labor union, and we believe that our relations with our employees are good.
Available Information
Our internet address is www.dfg.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any report we file with or furnish to the SEC.
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

Item 1A. RISK FACTORS
     Our current business and future results may be affected by a number of risks and uncertainties, including those described below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.
If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and our ability to service our indebtedness and fund our operations would be harmed.
     We believe that our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we have substantial debt service obligations, working capital needs and contractual commitments. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs.
Changes in applicable laws and regulations governing consumer protection and lending practices, both domestically and abroad, may have a significant negative impact on our business, results of operations and financial condition.
     Our business is subject to numerous state and certain federal and foreign laws and regulations which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect:
•	check cashing fees;

•	licensing and posting of fees;

•	lending practices, such as truth in lending and installment and single-payment lending;

•	interest rates and usury;

•	loan amount and fee limitations;

•	currency reporting;

•	privacy of personal consumer information; and

•	prompt remittance of proceeds for the sale of money orders.
     As we develop and introduce new products and services, we may become subject to additional federal and state regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. Also, states may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business is also subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.
     Currently our check cashing and consumer lending activities are subject to only limited substantive regulation in Canada other than usury laws. There is presently activity in the Canadian Parliament to transfer jurisdiction and the development of laws and regulation of our industry’s consumer loan products to the respective provinces. If this occurs, there can be no assurance that the new regulations that may be adopted would not have a detrimental effect on our consumer lending business in Canada. In the United Kingdom, our consumer lending activities must comply with the Consumer Credit Act of 1974 and related rules and regulations which, among other things, require us to obtain governmental licenses and prescribe the presentation, form and content of loan agreements. The modification of existing laws or regulations in Canada and the United Kingdom, or the adoption of new laws or regulations restricting or imposing more stringent requirements on our international check cashing and consumer lending activities, could increase our operating expenses and significantly limit our international business activities.
Our results of operations and financial condition may be negatively impacted by future guidance issued by the Federal Deposit Insurance Corporation.
     In the United States, in certain states we engage in consumer lending as a servicer for First Bank. We provide First Bank with marketing, servicing and collection services for their unsecured short-term single-payment loan products and their installment loan product. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition away from bank-funded consumer loans to company-funded loans.
     As of June 30, 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in the state, since the Legislature did not pass enabling legislation this year. All of our seventeen stores in Pennsylvania offer check cashing and other products and we expect they will continue to do so after July 1, 2006 when we cease to market and service single-payment loans in our Pennsylvania locations. In regards to our six Texas stores, we implemented a credit services organization model for single-payment loans in June, 2006. If any order, law, rule or regulation by the State of Texas were to have the effect of significantly curtailing the amount or manner in which we may assess fees for credit services, our revenues derived from offering credit services would be adversely affected, unless we could offer, or we could secure an agreement with another party not subject to such limitations, to offer similar or alternate services. We cannot assure you that a credit services organization model will achieve market acceptance with our customers.
     First Bank makes installment loans in five states where we market and service these loans. First Bank is working to address certain concerns raised by the FDIC with respect to this product. While we have been responsive to First Bank’s requests and inquiries, we are uncertain whether First Bank will ultimately continue this line of business. If we were unable to market and service this product in the future, it could have a material adverse effect on our business, assuming we could not successfully develop, introduce and manage alternative products in our financial services stores in the United States.
Public perception and press coverage of single-payment consumer loans as being predatory or abusive could negatively affect our revenues and results of operations.
     Consumer advocacy groups and some legislators have recently advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending. Typically the consumer groups, some legislators and press coverage focus on lenders that charge consumers interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers. This difference in credit cost may become more significant if a consumer does not repay the loan promptly, but renews the loan for one or more additional short-term periods. These types of short-term single-payment loans are often characterized by consumer groups, some legislators and press coverage as predatory or abusive toward consumers. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease, which could negatively affect our revenues and results of operations.
If our estimates of loan losses are not adequate to absorb losses, our results of operations and financial condition may be adversely affected.
     We maintain an allowance for loan losses for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, including the reserve for estimated reductions to loan servicing fees, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly and outstanding loans we originate and service for others. As of June 30, 2006, our allowance for loan losses on company-funded consumer loans that were not in default was $5.4 million, our allowance for losses on defaulted loans was $11.7 million and our reserve for estimated reductions to loan service fees was

$0.9 million. These reserves, however, are estimates, and if actual loan losses or reductions to loan servicing fees are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.
Legal proceedings may have a material adverse impact on our results of operations or cash flows in future periods.
     We are currently subject to a number of legal proceedings. We are vigorously defending these proceedings. However, the resolution of one or more of these proceedings could have a material adverse impact on our results of operations or cash flows in future periods.
Competition in the financial services industry could cause us to lose market share and revenues.
     The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry consolidates. In addition to other check cashing stores and consumer lending stores in the United States, Canada and the United Kingdom, we compete with banks and other financial services entities and retail businesses that cash checks, offer consumer loans, sell money orders, provide money transfer services or offer other products and services offered by us. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.
Unexpected changes in foreign tax rates and political and economic conditions could negatively impact our operating results.
     We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 65.9% of our total revenues during fiscal 2006 and 59.5% of our total revenues during fiscal 2005. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.
The international scope of our operations may contribute to increased costs and negatively impact our operations.
     Our operations in Canada and the United Kingdom are significant to our business and present risks which may vary from those we face domestically. At June 30, 2006, assets held by our foreign subsidiaries represented 53.3% of our total assets. Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations.
Foreign currency fluctuations may adversely affect our results of operations.
     We derive significant revenue, earnings and cash flow from our operations in Canada and the United Kingdom. Our results of operations are vulnerable to currency exchange rate fluctuations in the Canadian dollar and the British pound against the United States dollar. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted income before income taxes by approximately $6.8 million for fiscal 2006 and $5.5 million for fiscal 2005. This impact represents nearly 19.7% of our consolidated income before income taxes for fiscal 2006 and 27.9% of our consolidated income before income taxes for fiscal 2005. Our results of operations will continue to be significantly affected by foreign currency fluctuations, which would cause our results to be below expectations in any period.
Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.
     A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 43.4% of our total revenues during fiscal 2006 and 44.2% of our total revenues during fiscal 2005. Any changes in economic factors that adversely affect consumer transactions could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.

Our business model for our legal document preparation services business is being challenged in the courts, as well as by state legislatures, which could result in our discontinuation of these services in any one or more jurisdictions.
     Our business model for our legal document preparation services business is being challenged in various states and, at the federal level, by various United States Bankruptcy trustees as the unauthorized practice of law. A finding in any of these pending lawsuits and proceedings that our legal document preparation services business model constitutes the unauthorized practice of law could result in our discontinuation of these services in any one or more jurisdictions.
     Future legislative and regulatory activities and court orders may restrict our ability to continue our current legal document preparation services business model or expand its use. For example, there have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys. In Illinois, as we have done successfully in both California and Arizona, we have sponsored legislation (presently pending in both the House and the Senate) that would provide a “safe harbor” for franchisees under its business model.
Changes in local rules and regulations such as local zoning ordinances could negatively impact our business, results of operations and financial condition.
     In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could have a material adverse effect on our business, results of operations and financial condition.
Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.
     Our expansion strategy, which contemplates the addition of new stores and franchisees, is subject to significant risks. Our continued growth is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to find qualified franchisees, the ability to obtain any government permits and licenses that may be required and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.
Our check cashing services may become obsolete because of technological advances.
     We derive a significant component of our revenues from fees associated with cashing payroll, government and personal checks. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks received by our customer base are replaced with such electronic transfers, demand for our check cashing services could decrease.
Our business is seasonal in nature, which causes our revenues and earnings to fluctuate.
     Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications for refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during the third fiscal quarter ending March 31 when revenues from these tax-related services peak. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our financial results would be adversely impacted and our ability to service our debt, including our ability to make interest payments on our debt, may also be adversely affected.
Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to robbery, employee error and theft.
     Since our business requires us to maintain a significant supply of cash in each of our stores, we are subject to the risk of cash shortages resulting from robberies as well as employee errors and theft. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security, systems and processes for our employees and facilities, we cannot assure you that robberies, employee error and theft will not occur and lead to cash shortages that could adversely affect our results of operations.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.
     Our future success depends to a significant degree upon the members of our senior management team, particularly Jeffrey Weiss, our Chairman and Chief Executive Officer, and Donald Gayhardt, our President. Since joining us in 1990, Messrs. Weiss and Gayhardt have been instrumental in procuring capital to assist us in executing our growth strategies, identifying and negotiating domestic and international acquisitions and providing expertise in managing our developing international operations. The loss of the services of one or more members of senior management could harm our business and development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our operating results and growth could suffer.
A catastrophic event at our corporate or international headquarters or our centralized call-center facility in the United States could significantly disrupt our operations and adversely affect our business, results of operations and financial condition.
     Our global management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our international headquarters in Victoria, British Columbia and Nottingham, England. We also maintain a centralized call-center facility in Salt Lake City, Utah that performs customer service, collection and loan-servicing functions for our consumer lending business. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.
Future sales of shares of our common stock in the public market could depress our stock price and make it difficult for you to recover the full value of your investment.
     We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. If our existing stockholders sell substantial amounts of our common stock in the public market following this offering or if there is a perception that these sales may occur, the market price of our common stock could decline.
Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change of control would be beneficial to our stockholders.
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:
•	a board of directors that is classified such that only one-third of directors are elected each year;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
     In addition, Section 203 of the Delaware General Corporations Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.
We do not intend to pay dividends for the foreseeable future.
     We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
Our executive officers, directors and principal stockholders may be able to exert significant control over our future direction.
Our executive officers, directors and principal stockholders together control approximately 39.4% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to exert significant influence, as a practical matter, on all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. We are also a party to employment agreements with Jeffrey Weiss and Donald Gayhardt that require us to use our commercially reasonable efforts to ensure that they continue to be members of our board of directors as long as they are our Chief Executive Officer and President, respectively. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2006, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Period Ending	Number of
June 30,	Expiring
2007	152
2008 - 2010	400
2011 - 2015	176
2016 - 2020	32

760

The following table reflects the change in the number of stores during fiscal years 2004, 2005 and 2006:

	2004	2005	2006

Number of stores at beginning of period	1,084	1,110	1,335
New stores opened	14	42	34
Stores acquired	3	51	47
Stores closed	(3)	(15)	(32)
Net change in franchise stores	12	147	(134)

Number of stores at end of period	1,110	1,335	1,250

Item 3. LEGAL PROCEEDINGS
     In addition to the legal proceedings discussed below, which we are defending vigorously, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although we believe that the resolution of these proceedings will not materially adversely impact our business, there can be no assurances in that regard.
Canadian Legal Proceedings
     On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. Our Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. Our motion to stay the action for lack of jurisdiction was denied. We are seeking leave to appeal this decision to the Supreme Court of Canada. We are also seeking to have the action stayed, as to the Company, pending a decision on our leave application. The certification motion in this action is scheduled to proceed in October with regard to our Canadian subsidiary and, if our application to stay the proceeding is not successful, with the Company as well.
     On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
     On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, our Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyer advised that they would not proceed with the settlement and indicated their intention to join the purported national class action. No steps have been taken in the action since March.
     On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal has granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order. Our Canadian subsidiary is seeking leave to appeal the order.
     On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed in November 2006, but likely will not proceed if MacKinnon‘s order allowing him to re-apply for class certification is not overturned on appeal.
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
California Legal Proceedings
     We are the defendant in four lawsuits commenced by the same law firm. Each lawsuit is pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs are our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law

(Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs appealed that ruling and in May 2006, the Appellate Court affirmed the denial of class certification. On March 15, 2006, we reached a settlement in the Woods, Castillo and Williams actions, and the court granted preliminary approval of that settlement on June 19, 2006. We agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The total amount paid to the class members in Woods and Castillo may increase if our estimate of the total number of workweeks for those classes proves to be too low. It is unlikely that the settlement amounts for Woods or Castillo will increase by more than twenty percent. The settlement is also subject to final court approval, the court will hold the hearing for final approval on October 3, 2006. Although we expect approval, there can be no assurance that such approval will be forthcoming. We accrued $5.8 million during the quarter ended March 31, 2006 related to the Woods, Castillo and Williams cases. At June 30, 2006, this amount is included in other accrued expenses and other liabilities.
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
     The company from which we bought the assets of our We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio, Oregon and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently fifteen stores operated by franchisees in these six states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against our local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
     On February 9, 2006, We The People and the Tennessee Department of Consumer Affairs (“the Department”) reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People has made a payment of $160,000 to the State that will be available to be distributed as refunds to eligible consumers. We The People had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.
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
     In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and is required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. We requested that the Federal Trade Commission confirm that it agrees with our interpretation and that these obligations are applicable only to our legal document preparation services business.
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
     On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from us. We also assert breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us in the United States District Court for the Central District of California alleging that we deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with us, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. The parties have selected three arbitrators and discovery is now underway. The arbitration proceedings are expected to begin on February 5, 2007 and to continue for approximately three weeks.
     On July 6, 2006, a current We The People franchisee, New Millennium Corporation, filed a lawsuit in the Superior Court of California, Santa Barbara County alleging that Ira and Linda Distenfield and WTP FSC USA (now IDLD), the former owner of the We The People franchise system, violated the California Franchise Investment Law, breached certain addenda to franchise agreements and engaged in fraud, unjust enrichment, conversion and unfair business practices in connection with New Millennium’s purchase, in 2004, of two We the People franchises in Marin County and the East Bay of the San Francisco Bay Area. The Company’s subsidiary, We The People USA, Inc. (WTP), is also named as a defendant in the action as the alleged successor to WTP FSC USA as are Dollar Financial Group and the Company as WTP’s parent and ultimate parent, respectively.
     On July 24, 2006, a former franchisee in the We The People system, Glen Tioram Moors, filed a lawsuit in the Superior Court of California in Orange County alleging that Ira and Linda Distenfield and WTP FSC USA (now IDLD), the former owner of the We The People franchise system, in 2004 sold plaintiff a franchise for 3 cities in California and engaged in a plan to defraud plaintiff by selling the same franchise to multiple owners. WTP, our subsidiary, is also named as a defendant and is alleged to have interfered with plaintiff’s franchise contract when WTP sold a franchise to another individual for one of those cities.
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
     While we believe there is no legal basis for liability in any of the aforementioned cases, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these matters is currently not determinable, we do not expect that the ultimate cost to resolve these matters will have a material adverse effect our consolidated financial position, results of operations, or cash flows.
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

Period	High	Low
January 28, 2005 until March 31, 2005	$17.06	$10.57
April 1, 2005 until June 30, 2005	$13.00	$8.50
July 1, 2005 until September 30, 2005	$15.40	$10.64
October 1, 2005 until December 31, 2005	$12.90	$10.27
January 1, 2006 until March 31, 2006	$18.05	$10.70
April 1, 2006 until June 30, 2006	$19.74	$16.62
Holders
     On August 31, 2006, there were approximately, 119 shareholders of record.
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

Securities Authorized For Issuance Under Equity Compensation Plans
As of June 30, 2006:

	Number of		Number of securities
	securities to	Weighted-average	Remaining
	be issued	exercise price of	Available for
	upon	outstanding	Future issuance
	exercise of	options,	Under equity
	outstanding options,	warrants and	Compensation
Plan Category	warrants and rights	rights	Plans
Equity compensation Plans approved by Shareholders Options	1,715,142	$12.07	636,204
Restricted Shares	107,841	(a )
Equity compensation Plans not approved by Shareholders	—	—	—
Total	1,822,983	$12.07	636,204

(a)	Not applicable

Item 6. SELECTED FINANCIAL DATA
     We derived the following historical financial information from our audited consolidated financial statements as of June 30, 2002, June 30, 2003, June 30, 2004, June 30, 2005 and June 30, 2006, and for each of the years in the three-year period ended June 30, 2006, which are included elsewhere in this report and our audited consolidated financial statements as of and for fiscal 2002 and the twelve month period ended June 30, 2003 which are not included in this Annual Report on Form 10-K. This table should be read together with the information contained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included in “Item 8 – Financial Statements of Supplementary Data”.

	2002	2003	2004	2005(4)	2006(5)
Statement of Operations Data:
Revenues:
Check Cashing	$104,792	$108,435	$117,397	$128,748	$142,470
Consumer lending:
Fees from consumer lending	98,538	107,580	122,461	153,004	162,588
Provision for loan losses and adjustment to servicing income	(27,913)	(24,995)	(24,489)	(29,425)	(30,367)

Consumer lending, net	70,625	82,585	97,972	123,579	132,221
Money transfer fees	10,098	11,652	13,032	14,771	17,205
Other	16,461	16,716	17,706	24,468	36,625

Total Revenues	201,976	219,388	246,107	291,566	328,521

Store and regional expenses:
Salaries and benefits	67,733	73,698	80,291	91,982	106,823
Occupancy	18,140	18,896	19,828	22,899	27,914
Depreciation	6,562	5,908	6,588	7,226	7,834
Other	47,265	49,029	54,066	62,371	69,024

Total store and regional expenses	139,700	147,531	160,773	184,478	211,595

Store and regional margin	62,276	71,857	85,334	107,088	116,926

Corporate and other expenses:
Establishment of reserves for new consumer lending arrangements (3)	2,244	—	—	—	—
Corporate expenses	20,998	26,039	27,439	38,276	41,784
Management fee	1,049	1,049	1,003	637	—
Other depreciation and amortization	2,669	3,271	3,244	3,776	3,655
Interest expense, net of interest income	31,274	34,620	40,123	33,878	29,702
Loss on extinguishment of debt	—	—	10,355	8,097	—
Litigation settlement costs	—	2,750	—	—	—
Reserve for litigation settlement	—	—	—	—	5,800
Termination of management services agreement	—	—	—	2,500	—
Other	1,435	3,987	361	295	1,506

Income before income taxes	2,607	141	2,809	19,629	34,479
Income tax provision (1)	5,999	8,735	30,842 (2)	19,986	27,514

Net (loss) income	$(3,392)	$(8,594)	$(28,033)	$(357)	$6,965

Net (loss) income per share:
Basic	($0.31)	($0.78)	($2.56)	($0.03)	$0.38
Diluted	($0.31)	($0.78)	($2.56)	($0.03)	$0.37
Shares used to calculate net loss per share:
Basic	10,965,778	10,965,778	10,965,778	13,945,883	18,280,131
Diluted	10,965,778	10,965,778	10,965,778	13,945,883	18,722,753

Operating and Other Data:
Net cash provided by (used in):
Operating activities	$13,442	$2,865	$19,595	$22,245	$22,438
Investing activities	$(10,108)	$(10,679)	$(8,619)	$(44,807)	$(39,415)
Financing activities	$10,420	$(9,930)	$(15,691)	$43,225	$39,696
Stores in operation at end of period:
Company-owned	641	624	638	716	765
Franchised stores and check cashing merchants	377	460	472	619	485

Total	1,018	1,084	1,110	1,335	1,250

Check Cashing Data:
Face amount of checks cashed	$2,969,455,000	$2,938,950,000	$3,169,350,000	$3,424,835,000	$3,772,426,000
Number of checks cashed	8,627,526	8,568,944	8,427,990	8,141,697	8,373,342
Average face amount per check	$344.18	$342.98	$376.05	$420.65	$450.53
Average fee per check	$12.15	$12.65	$13.93	$15.81	$17.01
Average fee as a % of face amount	3.53%	3.69%	3.70%	3.76%	3.78%

Balance Sheet Data (at end of period):
Cash	$86,637	$71,809	$69,270	$92,504	$200,971
Total assets	$304,599	$313,611	$319,337	$387,856	$551,825
Total debt	$306,462	$311,614	$325,003	$271,764	$311,037
Shareholder’s (deficit) equity	$(32,418)	$(28,970)	$(50,887)	$59,636	$161,953

(1)	As a result of our refinancing in November 2003, we no longer accrue United States taxes on our foreign earnings. The amount of such tax was as follows:

Year ended June 30,
2002	2003	2004	2005	2006
(dollars in thousands)
$2,370	$5,162	$2,349	$ —	$ —

(2)	Due to the refinancing of our debt in November 2003, significant deferred tax assets have been generated. Because the ability to realize the benefits of the asset is not certain, we provided a full valuation allowance against the deferred taxes at June 30, 2006 which amounted to $47.5 million. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. As of June 30, 2006, we have approximately $108.0 million of United States federal and state net operating losses and loss carry forwards available to offset future taxable income. The United States federal and state net operating loss carry forwards will begin to expire in 2023, if not utilized. We believe that our ability to utilize the net operating losses in a given year will be limited under Section 382 of the Code because of changes of ownership resulting from the June 15, 2006 offering of our common stock. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code.

(3)	During fiscal 2002, Eagle National Bank discontinued the offering of single-payment consumer loans through our stores pursuant to a December 18, 2001 consent order entered into with the United States Comptroller of the Currency. In June 2002, we entered into a new servicing relationship with County Bank of Rehoboth Beach, Delaware to provide single-payment consumer loans to our customers. The change in our servicing relationship required corresponding changes to our banking systems, procedures and daily operations. County Bank elected not to fund loans in California and, therefore, we increased the number and amount of company-funded loans we originated. State regulations also prevented the refinancing of company-funded loans in California on their stated maturity date. We believed these factors increased the likelihood of loan losses on our company-funded consumer loan portfolio and the bank-funded consumer loan portfolio. Accordingly, we increased our estimated loss rates for both of these portfolios and established an aggregate reserve of $2.2 million. In June 2005, we terminated our relationship with County Bank.

(4)	On January 4, 2005 we acquired substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited. The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $2.5 million. On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Service, LLC and certain of its affiliates. The aggregate purchase price for this acquisition was $11.9 million in cash, which includes a revenue earn-out of $2.0 million payable January 31, 2006. Our revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $11.1 million. On March 7, 2005, we entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“Former WTP”) relating to the Former WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of our common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining escrow amount was scheduled to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times. In addition, we assumed $750,000 in liabilities and assumed approximately $7.6 million in refundable deposits related to certain franchise agreements. We allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two-year period. Our revolving credit facility and unregistered shares of our common stock were used to fund the purchase. The excess of the purchase price over the fair value of net identifiable assets acquired was $21.5 million. On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million in cash. The excess of the purchase price over the fair value of identifiable assets acquired was $1.7 million. During fiscal 2005, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million.

(5)	In July 2005, we purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. We allocated a portion of the purchase price to territory rights for $4.3 million and $800,000 to other assets.. In October 2005, we purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, we acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $833,000 in cash paid at closing and a $733,000 note payable. We allocated $181,000 of the purchase price to territory rights. The excess of the purchase price over the fair value of identifiable assets acquired was $1.1 million. On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in western Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired contingent upon the successful attainment of required loan licenses. The acquired stores were controlled by a franchisee of our Canadian subsidiary, and we also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. An additional $3.6 million is being held in escrow for the remaining two stores. We allocated a portion of the purchase price to reacquired franchise rights for $1.4 million and other assets for $1.4 million. Our revolving credit facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $11.9 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     We are the parent company of Dollar Financial Group, Inc., collectively referred to herein as OPCO, and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, if we fund the loans directly, interest and fees on the loans. With respect to our We The People, or WTP, company-operated stores, we charge customers for legal document preparation services. With respect to our WTP franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
     In the United States, historically the majority of our stores were in states where we engaged in consumer lending as a servicer for federally insured financial institutions. We provided these banks with marketing, servicing and collection services for their unsecured short-term single-payment loan products that were offered under our service mark Cash ’Til Payday®. We also offered company-funded short-term single-payment loan products in a limited number of states where we had stores, also under our Cash ’Til Payday® mark. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition our business away from bank-funded consumer loans to company-funded loans. These loans will continue to be marketed under our Cash ’Til Payday® mark.
     As of June 30, 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in the state, since the Legislature did not pass enabling legislation this year. We do not expect this cessation to have a material impact on our operations. We are currently developing an alternative company-funded revolving credit product for Pennsylvania consumers. We have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law.
     The lender in our CustomCash® domestic installment loan program, First Bank, is working to address certain concerns raised by the FDIC with respect to this program. While we have been responsive to the bank’s requests and inquiries, we are uncertain whether the bank will ultimately continue this line of business. However, at this time, we have no indication that the bank will not continue this program.
     We announced on June 16, 2005 that we were discontinuing marketing and servicing consumer loans fulfilled through document transmitter locations. This discontinuance resulted in a reduction of approximately $5.5 million of revenues for the twelve-month period ending June 30, 2006, with minimal impact on income before income taxes. We will continue to offer loans directly to borrowers through other channels of distribution.
     On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired in the future. The acquired stores were controlled by a franchisee of our Canadian subsidiary, and we also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million in cash. An additional $3.6 million is being held in escrow for the remaining two stores.
     On April 3, 2006, we entered into an asset purchase agreement to acquire six stores from a franchisee of our wholly-owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $2.0 million in cash.
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
     In our discussion of our financial condition and results of operations, we refer to stores and franchises that were open for the entire period and the comparable prior fiscal period as comparable stores and franchises.
Impact of Hurricanes Katrina and Rita on our Operations.
     At the start of fiscal 2006 we operated 29 financial service stores in the State of Louisiana. Five of these stores are in New Orleans and were directly impacted by Hurricane Katrina; and four of which are located in the Lake Charles area and were directly impacted by Hurricane Rita. By mid-October, all of the stores in the Lake Charles area and one store in New Orleans had reopened. Although several of the stores outside of New Orleans and Lake Charles were briefly closed for a few days after the storms, the financial impact on those stores was immaterial. We have assessed the extent of the damage to the New Orleans stores and have elected to close two of the stores permanently and have developed a timetable for reopening the remaining two stores. We anticipate that the two remaining stores in New Orleans will reopen in the first half of our 2007 fiscal year, subject to the status of the reconstruction of the devastated areas of New Orleans and the re-establishment of its local population. The Company has insurance for the impacted stores, which covers property damage and business interruption due to wind and hail, as well as acts of crime.
     The impact of the hurricanes to income before income taxes for the twelve months ended June 30, 2006 was approximately $1.2 million, due primarily to reduced revenue from the impacted store locations.
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
     We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:
Revenue Recognition
     With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer, bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale.
     With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Initial franchise fees included in revenues were $389,000, $1.1 million and $1.6 million for the years ended June 30, 2004, 2005 and 2006, respectively. Total franchise revenues were $3.3 million, $7.1 million and $11.0 million for the years ended June 30, 2004, 2005 and 2006, respectively.
     For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
     In addition to the single-payment consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware, or County Bank, and First Bank. Pursuant to these relationships, we marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to the company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank. In the third quarter of this fiscal year, First Bank announced that as of June 30, 2006, it would no longer originate single-payment consumer loans.
     For domestic loans funded by First Bank, we recognized net servicing fee income ratably over the life of the related loan. In addition, First Bank has established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us were reduced by the amount the actual losses exceed this target loss rate. If actual losses were below the target loss rate, the difference was paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurred twice every month.
     Because our domestic servicing fees were reduced by loan losses incurred by the banks, we established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we considered the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve was then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve was reported in accrued expenses and other liabilities on our balance sheet and was $0 at June 30, 2006 and $1.3 million at June 30, 2005.
     During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. We maintain a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $857,000 at June 30, 2006 and is included in accrued expenses and other liabilities.
     If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, our servicing fee is reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, we establish a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $1.2 million at June 30, 2006.
     The total amount of monies owed to the banks decreased significantly at June 30, 2006 compared to June 30, 2005 as a result of the transition in the United States from the bank-funded to the company-funded model for single-payment consumer loans. As a result, we decreased our reserve for servicing fee adjustments and increased our allowance for loan losses on company-funded loans.
     We serviced $66.6 million of loans for First Bank (primarily CustomCash® installment loans) during fiscal 2006 compared to $303.2 million single-payment loans during fiscal 2005. At June 30, 2006, there was $7.9 million in outstanding CustomCashTM installment loans for First Bank and an aggregate of $12.4 million single-payment loans for County Bank and First Bank at June 30, 2005.
Company-funded consumer loan loss reserves policy
     We maintain a loan loss reserve for anticipated losses for single-payment consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve will increase.
     When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. We recently refined our loan loss reserve policy so that if the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in other consumer lending receivables, net and was $4.3 million at June 30, 2006 and $0 at June 30, 2005.
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
Goodwill
     We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of June 30, 2006, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.
Income taxes
     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance.

Results of Operations
     The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

	2004	2005	2006

Statement of Operations Data:
Total revenues:
Check cashing	47.6%	44.2%	43.4%
Consumer lending, net	39.8%	42.4%	40.2%
Money transfers	5.3%	5.1%	5.2%
Other	7.3%	8.3%	11.2%

Total revenues	100.0%	100.0%	100.0%

U.S. revenues:
Check cashing	19.4%	16.0%	14.7%
Consumer lending, net	21.9%	20.8%	14.0%
Money transfers	1.8%	1.5%	1.4%
Other	1.4%	2.2%	4.0%

Total U.S. revenues	44.5%	40.5%	34.1%

Canadian revenues:
Check cashing	15.6%	15.0%	15.9%
Consumer lending, net	11.6%	14.7%	18.5%
Money transfers	2.4%	2.3%	2.5%
Other	4.9%	5.1%	6.0%

Total Canadian revenues	34.5%	37.1%	42.9%

United Kingdom revenues:
Check cashing	12.6%	13.2%	12.8%
Consumer lending, net	6.3%	6.9%	7.7%
Money transfers	1.1%	1.3%	1.3%
Other	1.0%	1.0%	1.2%

Total United Kingdom revenues	21.0%	22.4%	23.0%

Store and regional expenses:
Salaries and benefits	32.7%	31.5%	32.5%
Occupancy	8.1%	7.9%	8.5%
Depreciation	2.7%	2.5%	2.4%
Other	21.9%	21.4%	21.0%

Total store and regional expenses	65.4%	63.3%	64.4%
Store and regional expense margin	34.6%	36.7%	35.6%

Corporate expenses	11.0%	13.1%	12.7%
Management fee	0.4%	0.2%	0.0%
Other depreciation and amortization	1.3%	1.3%	1.1%
Interest expense, net of interest income	16.3%	11.6%	9.0%
Loss on extinguishment of debt	4.2%	2.8%	0.0%
Litigation settlement costs	0.0%	0.0%	1.8%
Termination of management services agreement	0.0%	0.9%	0.0%
Other	0.3%	0.1%	0.5%

Income before income taxes	1.1%	6.7%	10.5%
Income tax provision	12.5%	6.8%	8.4%

Net (loss) income	(11.4)%	(0.1)%	2.1%

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005
     Revenues. Total revenues were $328.5 million for fiscal 2006 compared to $291.6 for fiscal 2005, an increase of $36.9 million or 12.7%. Comparable retail store and franchised store revenues for the entire period increased $24.0 million or 8.7%. New store openings accounted for an increase of $8.6 million, new store acquisitions accounted for an increase of $8.0 million and the acquisition of We The People accounted for an increase of $5.3 million. These increases were partially offset by a decrease of $5.5 million in revenues due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $2.7 million in revenues from closed stores.
     Favorable currency rates in Canada attributed to $8.1 million of the increase in fiscal year 2006 as compared to fiscal 2005. This was offset by unfavorable currency rates in the U.K of $2.8 million in fiscal 2006 as compared to fiscal 2005. On a constant currency basis, revenues in the United Kingdom for the entire period increased by $13.2 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for fiscal 2006 increased $24.3 million in addition to the currency benefit. The growth in our Canadian operations is due to a $14.8 million increase from consumer loan products as a result of a criteria change and pricing adjustments in the second quarter of fiscal 2006 and an overall increase in our Canadian customer average outstanding balance. In addition, Canadian check cashing revenue increased $5.1 million during fiscal 2006, as compared to fiscal 2005. Additional revenue generated by the eleven newly acquired Canadian stores on March 9, 2006 was $2.5 million. Revenues from franchise fees and royalties increased by $3.8 million primarily due to the franchise fees earned from the We The People business operations.
     Store and regional expenses. Store and regional expenses were $211.6 million for fiscal 2006 compared to $184.5 million for fiscal 2005, an increase of $27.1 million or 14.7%. Favorable currency rates in Canada attributed to $4.1 million of the increase in the fiscal year as compared to fiscal 2005. This was partially offset by unfavorable currency rates in the U.K. of $1.6 million in fiscal 2006 as compared to fiscal 2005. New store openings accounted for an increase of $6.8 million and store acquisitions accounted for an increase of $15.1 million while comparable retail store and franchise store expenses for the entire period increased $15.0 million. Partially offsetting these increases was a decrease of $4.9 million due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $1.8 million from closed stores. For fiscal 2006, total store and regional expenses increased to 64.4% of total revenues compared to 63.3% of total revenues for fiscal year 2005. On a consistent currency basis, store and regional expenses increased $7.8 million in Canada, $8.6 million in the United Kingdom and $8.2 million in the United States. The increase in Canada was primarily due to increases in salaries, advertising and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country. In the U.S., the increase is primarily due to the incremental costs associated with the acquisition of We The People stores, consisting primarily of salaries, occupancy and other costs.
     Corporate expenses. Corporate expenses were $41.8 million for fiscal 2006 compared to $38.3 million for fiscal 2005, an increase of $3.5 million or 9.2%. The impact of foreign currencies accounted for $652,000 of the increase. The remaining increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, additional legal fees, litigation settlement costs, Sarbanes-Oxley compliance and other public company costs, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings. In addition, we incurred additional legal costs in fiscal 2006 associated with the Canadian class action litigation and the long-standing California wage-and hour litigation, for which a settlement agreement has been reached, and which has been preliminarily approved by the court in June 2006, as more fully discussed in “Item 3 – Legal Proceedings”.
     Other depreciation and amortization. Other depreciation and amortization expenses remained relatively unchanged and were $3.7 million for fiscal 2006 and $3.8 million for fiscal 2005.
     Management fees. There was no management fee for fiscal 2006, compared to $637,000 for fiscal 2005. In conjunction with our initial public offering on January 28, 2005, we authorized $2.5 million to pay a fee to terminate a management services agreement among us, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, we are no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
     Loss on extinguishment of debt. There was no loss on extinguishment of debt during fiscal 2006 compared to $8.10 million in fiscal 2005.
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
     The loss incurred on the extinguishment of debt is as follows ($ in millions):

2005
Call premium
Dollar Financial Corp. 16.0% Senior Notes	$4.90
Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes	—
Dollar Financial Group, Inc. 10.875% Senior Notes	—
Write-off of original issue discount, net
Dollar Financial Corp. 16.0% Senior Notes	1.50
Dollar Financial Corp. 13.95% Senior Subordinated Notes	1.50
Write-off of previously capitalized deferred issuance costs, net	0.20

$8.10

     Interest expense. Interest expense was $29.7 million in fiscal 2006 compared to $33.9 million in fiscal 2005, a decrease of $4.2 million, or 12.3%. On February 2, 2005, we used the majority of the proceeds from our initial public offering to redeem all of its 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $7.8 million during fiscal 2006 compared to fiscal 2005. Offsetting this decline was an increase of $2.9 million related to the interest on the additional offering of $30 million principal amount of 9.75% senior notes due 2011 on June 23, 2005 and an increase of $594,000 related to a higher outstanding revolving credit facility balance for the twelve months ended June 30, 2006 compared to the same period in the prior year.
     Income tax provision. The provision for income taxes was $27.5 million for fiscal 2006 compared to a provision of $20.0 million for fiscal 2005. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against our U.S. deferred tax assets. Our effective income tax rate was 79.8% for fiscal 2006 and 101.85% for fiscal 2005. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the year ended June 30, 2005. The accrual of $5.8 million for the settlement of a portion of the California class action litigation increased the U.S. loss for the twelve months ended June 30, 2006. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month periods ending June 30, 2006 and June 30, 2005. Any tax benefit for U.S. losses are presently reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all United States deferred tax assets recorded were reduced by a valuation allowance of $47.5 million at June 30, 2006 of which $10.1 million was provided for fiscal 2006. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code.
Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004
     Revenues. Total revenues were $291.6 million for fiscal 2005 compared to $246.1 million for fiscal 2004, an increase of $45.5 million or 18.5%. Comparable store, franchised store and document transmitter revenues for the entire period increased $36.7 million or 15.1%. New store openings accounted for an increase of $4.9 million, new store acquisitions accounted for an increase of $3.2 million and the addition of the We The People business accounted for an increase of $3.2 million, while closed stores accounted for a decrease of $2.5 million.

     Favorable foreign currency rates attributed to $9.7 million of the increase for fiscal 2005. In addition to the currency benefit, revenues in the United Kingdom for the entire period increased by $10.0 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for fiscal 2005 increased $17.4 million in addition to the currency benefit. The growth in our Canadian subsidiary is primarily due to pricing adjustments made to the short-term consumer loan product in late fiscal 2004 as well as higher loan amounts offered as a result of a lending criteria change made in fiscal 2005.
     Revenues from franchise fees and royalties accounted for $7.1 million, or 2.5% of total revenues, for fiscal 2005 compared to $3.3 million, or 1.3% of total revenues, for the same period in 2004, representing a $3.8 million, or 115.2%, increase. Stronger foreign currencies in both the United Kingdom and Canada accounted for $500,000 or 13.2%, of the increase. The balance of the increase resulted from the addition of a total of 192 franchised locations during fiscal 2005 (including 172 new We The People franchise locations) and an overall increase in revenues generated by existing franchises.
     Store and regional expenses. Store and regional expenses were $184.5 million for fiscal 2005 compared to $160.8 million for fiscal 2004, an increase of $23.7 million or 14.7%. The impact of foreign currencies accounted for $5.4 million of the increase. New store openings accounted for an increase of $4.0 million and acquired stores accounted for an increase of $1.8 million while closed stores accounted for a decrease of $1.2 million. Comparable retail store, franchised store and document transmitter expenses for the entire period increased $13.4 million. For fiscal 2005, total store and regional expenses decreased to 61.9% of total revenues compared to 63.2% of total revenues for fiscal 2004. On a consistent currency basis, store and regional expenses increased $6.0 million in Canada, $3.9 million in the United Kingdom and $7.1 million in the United States. The increase in Canada was primarily due to increases of $2.3 million in salaries, $0.9 million in occupancy expenses, $0.6 million in advertising costs, $0.4 million in depreciation and $1.1 million in various other operating expenses, all of which are commensurate with the overall growth in Canadian revenues. In the United Kingdom, the increase is primarily related to increases of $2.7 million in salaries, $1.1 million in occupancy costs, $0.6 million in advertising, $0.6 million in returned checks and cash shortages commensurate with the growth in that country, offset by a $1.2 million reduction in other various operating expenses. In the United States, higher salaries and advertising expenses associated with the revenue growth accounted for the operating expense increase in this segment of the business.
     Corporate expenses. Corporate expenses were $38.3 million for fiscal 2005 compared to $27.4 million for fiscal 2004, an increase of $10.9 million or 39.8%. The impact of foreign currencies accounted for $0.9 million of the increase. On a constant currency basis, the increase is primarily attributable to the compensation costs related to the significant growth of our foreign operations, the addition of the We The People management team as well as the addition of corporate personnel to support the continuing rapid expansion of our store network and new product additions. Additionally, in the third quarter of fiscal 2005, we incurred costs associated with becoming a public company, as well as increased insurance, legal costs and other professional fees, and spending on our Sarbanes-Oxley internal controls documentation and compliance initiatives which began earlier in fiscal 2005. In addition, foreign currency costs associated with the revaluation of United States dollar denominated debt held by our United Kingdom subsidiary resulted in a net benefit of $0.9 million in fiscal 2004. This debt was extinguished on June 30, 2004. Finally, we expensed $0.8 million during fiscal 2005 related to the termination of a deferred compensation plan.
     Other depreciation and amortization. Other depreciation and amortization expenses were $3.8 million for fiscal 2005, compared to $3.2 million for fiscal 2004.
     Management fees. Management fees were $0.6 million for the twelve months ended June 30, 2005, compared to $1.0 million for the twelve months ended June 30, 2004, a decline of $0.4 million. In conjunction with our initial public offering on January 28, 2005, we authorized $2.5 million to pay a fee to terminate a management services agreement with Leonard Green & Partners, L.P. Subsequent to that date, we are no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.
     Loss on extinguishment of debt. On November 13, 2003, OPCO issued $220.0 million principal amount of 9.75% senior notes due 2011. The proceeds from this offering were used to redeem all of its outstanding 10.875% senior notes and its outstanding 10.875% senior subordinated notes, to refinance our credit facility, to distribute a portion of the proceeds to us to redeem an equal amount of our senior discount notes and to pay fees and expenses with respect to these transactions and a related note exchange transaction involving our senior discount notes. On May 6, 2004, OPCO consummated an offering of $20.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003. The notes issued in November 2003 and the notes issued in May 2004 constitute a single class of securities. The net proceeds from the May 2004 OPCO note offering were distributed to us to redeem approximately $9.1 million aggregate principal amount of our 16.0% senior notes due 2012 and approximately $9.1 million aggregate principal amount of our 13.95% senior subordinated notes due 2012.

     On June 30, 2004, we terminated an agreement under which we sold a participation interest in a portion of the short-term consumer loans originated by us in the United Kingdom to a third party. Associated with the termination of this agreement we paid $276,660 representing a prepayment penalty.
     On January 7, 2005, OPCO distributed $3.6 million to us to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.
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
     Income tax provision. The provision for income taxes was $20.0 million for fiscal 2005 compared to a provision of $30.8 million for the fiscal 2004, a decrease of $10.8 million. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes and a one-time charge related to our election to discontinue including Canadian income in taxable income for United States tax filing purposes and the increase of the valuation allowance of $13.0 million in fiscal 2005 against deferred taxes. Our effective income tax rate was 101.8% for fiscal 2005 and 1,098% for fiscal 2004. Following our refinancing in November 2003, we no longer accrue United States tax on foreign earnings. The amount of such tax was $2.3 million for fiscal 2004.

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
Balance Sheet Variations
     June 30, 2006 Compared to June 30, 2005.
     Cash and cash equivalents increased to $120.2 million at June 30, 2006 from $92.5 million at June 30, 2005. The increase is due to additional stores added during fiscal 2006. In addition, cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly, and day-to-day requirements for funding check cashing, consumer lending and other operating activities.
     Restricted cash increased to $80.8 million at June 30, 2006 from $0 at June 30, 2005 as a result of $80.8 million in cash proceeds from our secondary offering of our common stock. The cash proceeds are restricted for the redemption of $71.3 million principal and accrued interest on our outstanding 9.75% Senior Notes due 2011 and the related redemption premium.
     Loans receivable, net increased to $53.6 million at June 30, 2006 from $37.5 million at June 30, 2005. The increase is primarily attributable to increased company-funded consumer loans resulting from the transition from the bank-funded model to the company-funded model in the U.S. and growth in Canada, as well as increases in the growth of international installment loans and pawn lending in the United Kingdom. This is offset by the increase in the allowance for loan losses due to the growth of the loan portfolio.
     Other consumer lending receivables decreased to $7.5 million at June 30, 2006 from $9.2 million at June 30, 2005 due to the amended relationship with First Bank of Delaware, offset by an increase in defaulted loans receivable, net of allowance.
     Other receivables increased $3.8 million at June 30, 2006 as compared to June 30, 2005 due to the timing of receipts from our vendors, as well as insurance claims made related to Hurricanes Katrina and Rita.
     Income taxes receivable decreased $538,000 from $1.1 million at June 30, 2005 to $515,000 at June 30, 2006 related primarily to the timing of receipts.
     Prepaid expenses increased $3.3 million from $6.9 million at June 30, 2005 to $10.2 million at June 30, 2006. The increase is primarily attributed to increases in prepaid rent due to the additions of new stores and rent increases in addition to increases in operating expenses in relation to the growth in our United Kingdom operations.
     Property and equipment, net of accumulated depreciation increased $5.0 million from $35.6 million at June 30, 2005 to $40.6 million at June 30, 2006. The increase is primarily attributable to new furniture and fixture additions and leasehold improvements in relation to new stores, acquired stores, store relocations and existing store refurbishments in our domestic and foreign operations. The increase is also attributable to extensive security upgrades in our United Kingdom locations.
     Goodwill and other intangibles, net of accumulated amortization increased $32.4 million from $186.2 million at June 30, 2005 to $218.6 million at June 30, 2006. Acquisitions in the United States, the United Kingdom and Canada contributed to $10.4 million, $1.6 million, and $13.9 million of the increase, respectively. The remaining increase is due to foreign currency translation adjustments and the amortization of identifiable intangibles.
     Foreign income taxes payable increased $6.4 million from $4.6 million at June 30, 2005 to $11.0 million at June 30, 2006 due primarily to timing of payment of our accrued foreign taxes.
     Accounts payable increased $4.1 million from $19.3 million at June 30, 2005 to $23.4 million at June 30, 2006 primarily due to the timing of settlements with third-party vendors and our franchisees.

     Accrued expenses and other liabilities increased to $36.6 million at June 30, 2006 from $26.9 million at June 30, 2005 due primarily to the $5.8 million accrual related to the settlement of the Woods, Castillo and Williams class actions, $2.0 million in deferred franchise fees related to the acquisition of the We The People business and timing of accrued payroll related expenses and other operating expense accruals.
     The deferred tax liability increased $2.1 million from $2.4 million at June 30, 2006 to $4.5 million at June 30, 2006 as a result to increases in permanent tax differences resulting from increases in goodwill due to acquisitions.
     Revolving credit facilities and long-term debt increased $39.2 million from $271.8 million at June 30, 2005 to $311.0 million at June 30, 2006. The increase is due to additional borrowings under our revolving credit facility and a note related to the acquisition of certain We The People territories.
     Total shareholders’ equity increased to $162.0 million at June 30, 2006 from $59.6 million at June 30, 2005 primarily as a result of our secondary public offering in June 2006. Also contributing to the increase are foreign currency translation adjustments in other comprehensive income and our net income for the fiscal year ended June 30, 2006.
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
     Net cash provided by operating activities was $19.6 million in fiscal 2004, $22.2 million in fiscal 2005 and $22.4 million in fiscal 2006. The increase in net cash provided by operating activities from fiscal 2004 to fiscal 2005 was primarily a result of improved operating results. The increase in net cash provided from operating activities from fiscal 2005 to fiscal 2006 was primarily a result of improved operating results offset in part by additional cash used for company-funded consumer loans due to the transition from the bank-funded model to the company-funded model.
     Net cash used in investing activities was $8.6 million in fiscal 2004, $44.8 million in fiscal 2005 and $39.4 million in fiscal 2006. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. For the fiscal year ended June 30, 2004 we made capital expenditures of $8.2 million compared to capital expenditures of $14.9 million and acquisitions of $30.0 million in fiscal 2005. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. During fiscal 2006, we made capital expenditures of $15.9 million and acquisitions of $23.5 million.
     Net cash provided by (used in) financing activities was $(15.7) million in fiscal 2004, $43.2 million in fiscal 2005 and $39.7 million in fiscal 2006. The increase in fiscal 2006 was primarily a result of the $39.0 million in borrowings under our revolving credit facility associated with the aforementioned acquisitions. The increase during fiscal 2005 was primarily the result of the $109.8 million proceeds associated from an initial public offering of our common stock and the proceeds from our $30 million principal amount tack-on bond offering in June 2005, offset in part by the redemption of our senior notes due 2012. The decline during fiscal 2004 was primarily a result of a decrease in borrowings under our bank facilities from $61.7 million as of June 30, 2003 to $0 as of June 30, 2004 offset somewhat by net cash proceeds from the refinancing activities.
     Revolving credit facilities. During fiscal 2006, we had two revolving credit facilities: a domestic revolving credit facility, and a Canadian overdraft facility. A United Kingdom overdraft facility expired on March 31, 2004 and was not renewed.

     Domestic revolving credit facility. On November 13, 2003, OPCO repaid in full all borrowings outstanding under its previous credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of 9.75% senior notes due 2011 and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. On July 8, 2005, OPCO entered into an amendment and restatement of its credit facility to increase the maximum amount of the credit facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the credit facility, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event we engage in certain issuances of debt or equity securities or asset disposals other than the secondary offering of common stock in June 2006. OPCO’s borrowing capacity under the credit facility is limited to the lesser of the total commitment of $80.0 million and 85% of certain liquid assets. At June 30, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantee the performance of certain of the Company’s contractual obligations. There was $39.0 million outstanding under the facility at June 30, 2006.
     Canadian overdraft facility. Our Canadian operating subsidiary has a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provides for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on June 30, 2006. Amounts outstanding under the Canadian overdraft facility bear interest at a rate of Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our domestic revolving credit facility.
     Long-term debt. As of June 30, 2006, long-term debt consisted of $271.5 million principal amount of our 9.75% senior notes due November 15, 2011.
     Operating leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
     We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2006, excluding periodic interest payments, included the following:

	Payments Due by Period (in thousands)
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

Revolving credit facilities:	$39,000	$39,000	—	—	—
Long-term debt obligations:
9.75% Senior Notes due 2011(1)	271,487	—	—	—	271,487
Operating lease obligations	84,968	21,448	33,315	16,638	13,567
Other long-term liabilities reflected on the registrants balance sheet under GAAP	550	367	183	—	—

Total	$396,005	$60,815	$33,498	$16,638	$285,054

(1)	$1,487 is the unamortized premium on the 9.75% Senior Notes due 2011.
     We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We are exploring opportunities to refinance some of our outstanding indebtedness, including our domestic revolving credit facility and our outstanding 9.75% senior notes. However, there is no assurance that such a refinancing could be completed on terms agreeable to the Company. We expect additional revenue growth to be generated by increased check cashing revenues, growth in the consumer lending business, the maturity of recently opened stores and the continued expansion of new stores and sale of franchises. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service.
Impact of Inflation
     We do not believe that inflation has a material impact on our earnings from operations.
Impact of Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.

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
Foreign currency exchange rate risk
     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2006, we held put options with an aggregate notional value of $(CAN) 75.0 million and £(GBP) 14.4 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the United States dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the year ended June 30, 2006. As of June 30, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $338,000 all of which is expected to be transferred to earnings in the next twelve months along with the earnings effects of the related forecasted transactions. The fair market value at June 30, 2006 was $330,000 and is included in other assets on the balance sheet.
     Canadian operations accounted for approximately 160.3% of consolidated income before income taxes for fiscal 2006, and 194.9% of consolidated income before income taxes for fiscal 2005. United Kingdom operations accounted for approximately 36.3% of consolidated income before income taxes for fiscal 2006 and approximately 83.7% of consolidated income before income taxes for the fiscal year ended June 30, 2005. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $34.6 million. These gains and losses are included in other comprehensive income.
     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $6.8 million for fiscal 2006 and $5.5 million for 2005. This impact represents nearly 19.7% of our consolidated pre-tax earnings for fiscal 2006 and 27.9% of our consolidated pre-tax earnings for fiscal 2005. The above figures do not reflect the impact of hedging activities designed to mitigate foreign exchange currency risks.

Item 8. FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Dollar Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
     The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this assessment, management has concluded that as of June 30, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

/s/ Jeffrey A. Weiss	/s/ Donald Gayhardt

Jeffrey A. Weiss	Donald Gayhardt
Chief Executive Officer	President
September 12, 2006	September 12, 2006

/s/ Randy Underwood	/s/ Pete Sokolowski

Randy Underwood	Pete Sokolowski
Executive Vice President and	Vice President and
Chief Financial Officer	Chief Credit Officer
September 12, 2006	September 12, 2006

/s/ William M. Athas

William M. Athas
Vice President of Finance and
Corporate Controller
September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Dollar Financial Corp.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dollar Financial Corp. maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Dollar Financial Corp. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dollar Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Financial Corp. as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated September 12, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Dollar Financial Corp.
We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 12, 2006

DOLLAR FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,
	2005	2006
ASSETS
Cash and cash equivalents	$92,504	$120,221
Restricted cash	—	80,750
Loans receivable
Loans receivable	40,226	58,997
Less: Allowance for loan losses	(2,747)	(5,365)

Loans receivable, net	37,479	53,632
Other consumer lending receivables	9,163	7,545
Other receivables	4,399	8,165
Income taxes receivable	1,053	515
Prepaid expenses	6,858	10,166
Deferred income taxes, net of valuation allowance of $37,460 and $47,516	71	185
Property and equipment, net of accumulated depreciation of $62,555 and $73,714	35,611	40,625
Goodwill and other intangibles, net of accumulated amortization of $23,079 and $21,307	186,190	218,566
Debt issuance costs, net of accumulated amortization of $2,633 and $4,630	10,558	9,437
Other	3,970	2,018

	$387,856	$551,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$19,256	$23,438
Foreign income tax payable	4,648	10,963
Accrued expenses and other liabilities	26,909	36,583
Accrued interest payable	3,291	3,312
Deferred tax liability	2,352	4,539
Revolving credit facilities	—	39,000
Long term debt:
9.75% Senior Notes due 2011	271,764	271,487
Other long term debt	—	550

Shareholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 18,080,652 shares and 23,399,107 shares issued and outstanding at June 30, 2005 and June 30, 2006, respectively	18	23
Additional paid-in capital	160,997	242,594
Accumulated deficit	(121,885)	(114,920)
Accumulated other comprehensive income	20,506	34,256

Total shareholders’ equity	59,636	161,953

	$387,856	$551,825

See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended June 30,
	2004	2005	2006
Revenues:
Check Cashing	$117,397	$128,748	$142,470
Consumer lending:
Fees from consumer lending	122,461	153,004	162,588
Provision for loan losses and adjustment to servicing Income	(24,489)	(29,425)	(30,367)

Consumer lending, net	97,972	123,579	132,221
Money transfer fees	13,032	14,771	17,205
Franchise fees and royalties	3,255	7,149	10,957
Other	14,451	17,319	25,668

Total revenues	246,107	291,566	328,521

Store and regional expenses:
Salaries and benefits	80,291	91,982	106,823
Occupancy	19,828	22,899	27,914
Depreciation	6,588	7,226	7,834
Returned checks, net and cash shortages	9,140	10,571	11,883
Telephone and communications	5,810	5,998	5,800
Advertising	6,989	8,461	8,197
Bank charges	3,748	3,961	4,680
Armored carrier expenses	3,051	3,660	4,164
Other	25,328	29,720	34,300

Total store and regional expenses	160,773	184,478	211,595

Store and regional margin	85,334	107,088	116,926

Corporate and other expenses:
Corporate expenses	27,439	38,276	41,784
Management fee	1,003	637	—
Other depreciation and amortization	3,244	3,776	3,655
Interest expense, net of interest income of $436, $265, and $210	40,123	33,878	29,702
Loss on extinguishment of debt	10,355	8,097	—
Litigation settlement costs	—	—	5,800
Termination of management services agreement	—	2,500	—
Other	361	295	1,506

Income before income taxes	2,809	19,629	34,479
Income tax provision	30,842	19,986	27,514

Net income (loss)	$(28,033)	$(357)	$6,965

Net income (loss) per share:
Basic	$(2.56)	$(0.03)	$0.38
Diluted	$(2.56)	$(0.03)	$0.37
Weighted average shares outstanding
Basic	10,965,778	13,945,883	18,280,131
Diluted	10,965,778	13,945,883	18,722,753
See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

					Accumulated			Total
	Common Stock		Additional		Other		Management	Shareholders’
	Outstanding		Paid-in	Accumulated	Comprehensive	Treasury	Equity	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Loan	Equity

Balance, June 30, 2003	10,965,779	$11	$61,470	$(92,883)	$7,697	$(956)	$(4,309)	$(28,970)

Comprehensive income:
Foreign currency translation					6,116			6,116
Net loss				(28,033)				(28,033)

Total comprehensive loss								(21,917)

Balance, June 30, 2004	10,965,779	11	61,470	(120,916)	13,813	(956)	(4,309)	(50,887)

Comprehensive income:
Foreign currency translation					6,729			6,729
Cash flow hedges					(36)			(36)
Net loss				(357)				(357)

Total comprehensive income								6,336
Initial public stock offering	7,378,125	7	106,932					106,939
Repayment of notes receivable from officer	(416,287)					(6,661)	4,309	(2,352)
Accrued interest on notes receivable from officers			(2,464)					(2,464)
We The People acquisition	141,935		2,000					2,000
Retirement of treasury stock			(7,005)	(612)		7,617		—
Share options exercised	11,100		64					64

Balance, June 30, 2005	18,080,652	18	160,997	(121,885)	20,506	$—	$—	59,636

Comprehensive income:
Foreign currency translation					14,088			14,088
Cash flow hedges					(338)			(338)
Net income				6,965				6,965

Total comprehensive income								20,715
Secondary stock offering	5,000,000	5	80,099					80,104
Restricted stock grants	107,841							—
Share options exercised	210,614		1,363					1,363
Non-cash stock compensation			135					135

Balance, June 30, 2006	23,399,107	$23	$242,594	$(114,920)	$34,256	$—	$—	$161,953

See accompanying notes.

DOLLAR FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2004	2005	2006
Cash flows from operating activities:
Net (loss) income	$(28,033)	$(357)	$6,965
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of interest expense from 13.0% Senior Discount Notes	5,827	—	—
Depreciation and amortization	11,713	12,523	13,231
Establishment of reserve for legal matter	—	—	5,800
Non-cash stock compensation	—	—	135
Loss on extinguishment of debt	10,355	5,114	—
Losses on store closings	187	66	985
Foreign currency (gain) loss on revaluation of subordinated notes payable	(838)	180	—
Deferred tax provision	15,610	2,352	2,005
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(9,244)	(7,217)	(15,525)
(Increase) decrease in income taxes receivable	(3,186)	5,072	773
Increase in prepaid expenses and other	(760)	(4,030)	(971)
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	17,964	8,542	9,040

Net cash provided by operating activities	19,595	22,245	22,438

Cash flows from investing activities:
Acquisitions, net of cash acquired	(550)	(29,950)	(23,477)
Gross proceeds from sale of fixed assets	81	—	—
Additions to property and equipment	(8,150)	(14,857)	(15,938)

Net cash used in investing activities	(8,619)	(44,807)	(39,415)

Cash flows from financing activities:
Proceeds from secondary public offering of common stock, net	—	—	80,750
Increase in restricted cash	—	—	(80,750)
Proceeds from initial public offering of common stock, net	—	109,786	—
Proceeds from the exercise of stock options	—	64	1,363
Redemption of 16.0% Senior Notes due 2012	(10,283)	(50,416)	—
Redemption of 13.95% Senior Subordinated Notes due 2012	(9,060)	(44,661)	—
Redemption of 10.875% Senior Subordinated Notes due 2006	(20,734)	—	—
Redemption of 13.0% Senior Discount Notes due 2006	(22,962)	—	—
Redemption of collateralized borrowings	(8,277)	—	—
Other debt (payments) borrowings	(72)	(106)	550
Issuance of 9.75% Senior Notes due 2011	241,176	30,750	—
Redemption of 10.875% Senior Notes due 2006	(111,170)	—	—
Net (decrease) increase in revolving credit facilities	(61,699)	—	39,000
Payment for secondary public stock offering costs	—	—	(367)
Payment of initial public stock offering costs	(1,392)	(1,462)	—
Payment of debt issuance costs	(11,218)	(730)	(850)

Net cash (used in) provided by financing activities	(15,691)	43,225	39,696
Effect of exchange rate changes on cash and cash equivalents	2,176	2,571	4,998

Net (decrease) increase in cash and cash equivalents	(2,539)	23,234	27,717

Cash and cash equivalents at beginning of period	71,809	69,270	92,504

Cash and cash equivalents at end of period	$69,270	$92,504	$120,221

Supplemental disclosures of cash flow information:
Interest paid	$21,485	$24,489	$28,170
Income taxes paid	$13,858	$15,820	$20,370
See accompanying notes.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of the Company consist primarily of its investment in OPCO. The Company has no employees or operating activities.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,250 locations (of which 765 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and We The People® in 34 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,105 locations (including 752 company-owned) in 14 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s business, We The People USA, Inc., acquired in March 2005, which offers retail based legal document preparation services through a network of 13 company-owned stores and 132 franchised locations in 29 states.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Revenue Recognition (continued)
With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary. Initial franchise fees included in revenues were $389,000, $1.1 million and $1.6 million for the years ended June 30, 2004, 2005 and 2006, respectively. Total franchise revenues were $3.3 million, $7.1 million and $11.0 million for the years ended June 30, 2004, 2005 and 2006, respectively.
For single-payment consumer loans that the Company makes directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
In addition to the single-payment consumer loans originated and funded by the Company, the Company also has historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware, or County Bank, and First Bank. Pursuant to these relationships, the Company marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans were not recorded on our balance sheet. The Company earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with the transition to the company-funded consumer loan model in June 2005, the Company terminated its relationship with County Bank and amended its relationship with First Bank. In the third quarter, First Bank announced that as of June 30, 2006, it would no longer originate single-payment consumer loans. As of June 30, 2006, the Company no longer markets and services single-payment consumer loans for First Bank.
For domestic loans funded by First Bank, the Company recognized net servicing fee income ratably over the life of the related loan. In addition, First Bank had established a target loss rate for the loans marketed and serviced by the Company. Servicing fees payable to the Company were reduced by the amount the actual losses exceeded this target loss rate. If actual losses were below the target loss rate, the difference was paid to the Company as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurred twice every month.
Because the Company’s domestic servicing fees are reduced by loan losses incurred by the banks, the Company established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, the Company considered the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve was then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve was reported in accrued expenses and other liabilities on our balance sheet and was $0 at June 30, 2006 and $1.3 million at June 30, 2005.
During fiscal 2006, the Company began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on the Company’s balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. The Company maintains a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $857,000 at June 30, 2006 and is included in accrued expenses and other liabilities.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Revenue Recognition (continued)
If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, the Company’s servicing fee is reduced. The Company anticipates that it will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, the Company establishes a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of a $903,000 allowance, was $1.2 million at June 30, 2006 and is reported on our balance sheet in other consumer lending receivables, net.
The Company serviced $66.6 million of loans for First Bank (primarily CustomCashTM installment loans) during fiscal 2006 compared to $303.2 million single-payment loans during fiscal 2005. At June 30, 2006, there was $7.9 million in CustomCashTM installment loans for First Bank and an aggregate of $12.4 million single-payment loans for County Bank and First Bank at June 30, 2005.
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which ranges from 1 to 5 years, or the estimated useful life of the related asset.
Intangible Assets
Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any (see Note 11). The Company has completed the required impairment tests and determined that goodwill was not impaired at June 30, 2006.

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
Company-Funded Consumer Loan Loss Reserves Policy
The Company maintains a loan loss reserve for anticipated losses for consumer loans the Company makes directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, The Company considers the amount of outstanding loans owed to the Company, historical loans charged off, current and expected collection patterns and current economic trends. The Company’s current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve will increase.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. We recently refined our loan loss reserve policy so that if the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted loans, net of a $11.7 million allowance, is reported on the Company’s balance sheet in other consumer lending receivables, net and was $4.3 million at June 30, 2006.
Check Cashing Returned Item Policy
The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $7.7 million, $9.0 million and $10.0 million for the years ended June 30, 2004, 2005 and 2006, respectively.

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
Employees’ Retirement Plan
Retirement benefits are provided to substantially all U.S. full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. The Company will match 50% of each employee’s contribution, up to 8% of the employee’s compensation. In addition, a discretionary contribution may be made if the Company meets its financial objectives. The Company’s foreign subsidiaries offer similar plans, the terms of which vary based on statutory requirements.
Total contributions charged to expense was $720,000, $791,000 and $1.0 million for the years ended June 30, 2004, 2005 and 2006, respectively.
Effective December 31, 2004, the Company established the Dollar Financial Corp. Deferred Compensation Plan (the “Plan”). The Plan’s primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to fifty percent of base salary and/or one hundred percent of bonus earned. The Administrator, persons appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any Participants, for any reason. Employer contributions to the Plan during fiscal 2005 were $650,000 and are included in accrued expenses and other liabilities on the Company’s balance sheet as of June 30, 2005.
During fiscal 2006, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.8 million. Contributions to the plan become vested (i) upon the Company attaining annual pre-tax earnings targets and, (ii) after a designated period of time, which is between 24 and 36 months. Compensation expense is recorded ratably over the service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to the fiscal 2006 discretionary contributions was $85,000 and is included in accrued expenses and other liabilities on the Company’s balance sheet as of June 30, 2006.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $7.4 million, $9.5 million and $9.2 million for the years ended June 30, 2004, 2005 and 2006, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Derivatives
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2006, the Company held put options with an aggregate notional value of $(CAN) 75.0 million and £(GBP) 14.4 million to protect the future currency exposure in Canada and the United Kingdom throughout fiscal year 2007. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the year ended June 30, 2006. As of June 30, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $338,000 all of which is expected to be transferred to earnings in the next twelve months along with the earnings effects of the related forecasted transactions. The fair market value of the put options at June 30, 2006 was $330,000 and is included in prepaid expenses on the balance sheet.
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Earnings (Loss) per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options and unvested restricted stock. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended June 30,
	2004	2005	2006

Net (loss) income	$(28,033)	$(357)	$6,965

Reconciliation of denominator:

Weighted average number of common shares outstanding — basic(1)	10,966	13,946	18,280

Effect of unvested restricted stock grants	—	—	108

Effect of dilutive stock options(2)	—	—	335

Weighted average number of common shares outstanding — diluted	$10,966	$13,946	$18,723

(1)	Excludes 107,841 shares of unvested restricted stock, which is included in total outstanding common shares as of June 30, 2006.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the fiscal years ended 2004 and 2005, the effect of the dilutive options was considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
Stock Based Compensation Plan
At June 30, 2006, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and its subsidiaries. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the year ended June 30, 2006 was $81,000 net of related tax effects.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Significant Accounting Policies (continued)
The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123R had been applied to all stock option awards in periods presented (in thousands, except per share data):

	Year Ended June 30,
	2004	2005	2006
Net (loss) income — as reported	$(28,033)	$(357)	$6,965

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	81

Deduct: Total stock-option expense determined under the fair value based method, net of related tax benefits	(330)	(4,264)	(81)

Net (loss) income — pro forma	$(28,363)	$(4,621)	$6,965

Net (loss) income per common share — basic — as reported	$(2.56)	$(0.03)	$0.38

Net (loss) income per common share — basic — proforma	$(2.59)	$(0.33)	$0.38

Net (loss) income per common share — diluted — as reported	$(2.56)	$(0.03)	$0.37

Net (loss) income per common share — diluted — pro forma	$(2.59)	$(0.33)	$0.37
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax prositions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
3. Supplementary Cash Flow Information
Non-cash transactions
On November 15, 2004, the Company capitalized $6.5 million of interest on its 16.0% Senior Notes due 2012 and it’s 13.95% Senior Subordinated Notes due 2012. On February 2, 2005, the Company wrote off $1.5 million of unamortized original issue discount related to the 13.95% Senior Subordinated Notes. Additionally, the Company forgave $2.5 million of accrued interest under the management loans and accepted certain of the management individuals’ exchange of shares of its common stock held by them in satisfaction of $6.7 million principal amount of such loans. On March 7, 2005, the Company, as part of the consideration for the acquisition of WTP, issued $2.0 million in unregistered shares of its common stock (141,935 shares).

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Stock Based Compensation Plan
The Company’s 1999 Stock Incentive Plan (the ‘‘1999 Plan’’) states that 784,392 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as non-qualified stock options or incentive stock options. Stock appreciation rights (‘‘SARs’’) may also be granted in tandem with the non-qualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the nonqualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 1999 Plan is subject to adjustment as specified in the 1999 Plan provisions. No options may be granted after February 15, 2009. The options are exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date, unless otherwise accelerated, and have a term of ten years from the date of issuance.
During the year ended June 30, 2004, 301,920 nonqualified stock options were granted under the 1999 Plan at an exercise price of $10.09, the estimated fair market value of the common stock on the date of grant. All options granted under the 1999 Plan became 100% exercisable in conjunction with the Company’s Initial Public Offering on January 28, 2005.
The Company’s 2005 Stock Incentive Plan (the ‘‘2005 Plan’’) states that 1,718,695 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted after January 24, 2015. Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted. The options are generally exercisable in 20% increments annually on the first, second, third, fourth and fifth anniversary of the grant date, unless otherwise accelerated, and have a term of ten years from the date of issuance.
During the year ended June 30, 2005, 534,283 non-qualified stock options were granted under the 2005 Plan at an exercise price of $11.70 and 5,000 non-qualified stock options at an exercise price of $9.76 both of which grants were equal to the market price of the underlying stock on the grant date. In addition, an additional 534,283 non-qualified stock options were granted during the year ended June 30, 2005 under the 2005 Plan at an exercise price of $16.00, the initial public offering price. On June 30, 2005, the Board of Directors approved the acceleration of the vesting of all but the 5,000 option grant previously granted under the 2005 Plan.
During the year ended June 30, 2006, 92,500 nonqualified stock options were granted under the 2005 Plan at exercise prices ranging from $11.23 to $19.14 that were equal to the market price of the underlying stock on the grant date.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Stock Based Compensation Plan (continued)
A summary of the status of stock option activity for fiscal years 2004, 2005 and 2006 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Contractual	intrinsic
		Exercise	Term	Value
		Price	(years)	($ in millions)

Options outstanding at June 30, 2003
(435,137 shares exercisable)	539,460	$6.59
Granted	301,920	$10.09
Exercised	—	$—
Forfeited and expired	(59,940)	$8.77

Options outstanding at June 30, 2004
(466,200 shares exercisable)	781,440	$7.77
Granted	1,073,566	$13.83
Exercised	(11,100)	$5.81
Forfeited and expired	—	$—

Options outstanding at June 30, 2005
(1,838,906 shares exercisable)	1,843,906	$11.31
Granted	92,500	$14.58
Exercised	(210,614)	$6.47
Forfeited and expired	(10,650)	$13.07

Options outstanding at June 30, 2006	1,715,142	12.07	7.6	$10.2

Exercisable at June 30, 2006	1,622,642	$11.93	7.5	$9.9

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. the intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2004, 2005 and 2006 was immaterial. As of June 30, the total unrecognized compensation cost related to stock options that is expected to recognized is immaterial.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Stock Based Compensation Plan (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during fiscal years 2004, 2005 and 2006:

	Year Ended June 30,
	2004	2005	2006
Expected volatility	46.0%	41.8%	46.9%
Expected life (years)	6.0	6.0	6.2
Risk-free interest rate	4.35%	4.25%	4.61%
Expected dividends	None	None	None
Weighted average fair value	$5.05	$4.94	$7.62

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Stock Based Compensation Plan (continued)
Restricted stock awards granted under the 2005 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”) and, (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning restricted stock awards is as follows:

Weighted
Average
	Restricted	Grant-Date
	Stock Awards	Fair Value
Outstanding at June 30, 2005	—	—
Granted	107,841	$18.36
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2006	107,841	$18.36

5. Restricted Cash
On June 21, 2006 the Company received $80.8 million in net proceeds in connection with its secondary offering of the Company’s common stock. At June 30, 2006, the $80.8 million, which is included in restricted cash on the Company’s balance sheet, is held in escrow to be used to redeem $70 million outstanding principal amount of its outstanding 9.75% Senior Notes due in 2011 and to pay fees and expenses with respect the redemption. (See Notes 15 and 19).
6. Property and Equipment
Property and equipment at June 30, 2005 and 2006 consist of (in thousands):

	June 30,
	2005	2006
Land	$170	$175
Leasehold improvements	33,531	39,574
Equipment and furniture	64,465	74,590

	98,166	114,339
Less: accumulated depreciation	(62,555)	(73,714)

Property and equipment, net	$35,611	$40,625

Depreciation expense amounted to $9.7 million, $10.9 million and $11.4 million for the years ended June 30, 2004, 2005 and 2006, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Debt
The Company had debt obligations at June 30, 2005 and 2006 as follows (in thousands):

	June 30,
	2005	2006
Revolving credit facility	$—	$39,000
OPCO 9.75% Senior Notes due November 13, 2011; interest payable semi-annually on May 15 and November 15	271,764	271,487
Other	—	550

	$271,764	$331,037

On June 23, 2005, OPCO consummated an offering of $30.0 million principal amount of 9.75% Senior Notes due 2011. The notes were offered as additional debt securities under the indenture pursuant to which OPCO had issued $220.0 million of notes in November 2003 (the “New Notes Indenture”) and $20.0 million of notes issued in May 2004. The notes issued in November 2003, May 2004 and the notes issued in June 2005 constitute a single class of securities under the New Notes Indenture. The net proceeds from the June 2005 note offering were used to repay all of the Company’s outstanding indebtedness under the Company’s domestic revolving credit facility which was approximately $17.9 million. The remaining amounts were used for general working capital purposes.
On July 8, 2005, OPCO entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) which increased OPCO’s senior secured revolving credit facility to $80 million from the previous amount of $55.0 million. The Credit Agreement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the Credit Agreement extended the term of the facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the Credit Agreement, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event the Company engages in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At June 30, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantees the performance of certain of the Company’s contractual obligations. There was $39.0 million outstanding under the facility at June 30, 2006.
Borrowings under the Credit Agreement bear interest based, at OPCO’s option, on: (a) the base rate (as defined therein) plus 2.25% at June 30, 2006; (b) the applicable Eurodollar rate (as defined therein) plus 3.50% at June 30, 2006; or (c) LIBO (as defined therein) plus 3.50% at June 30, 2006. All obligations due under the Credit Agreement will mature on November 12, 2009. The weighted average interest rate on borrowings under the revolving credit facility were 6.78% and 8.18% for the years ending June 30, 2005 and 2006, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Debt (continued)
Prior to November 15, 2006, OPCO may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of certain equity issuances at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The 9.75% Senior Notes and the Credit Facility contain certain financial and other restrictive covenants, which, among other things, require the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and require certain approvals in the event the Company wants to increase the borrowings. At June 30, 2006, the Company is in compliance with all covenants.
On June 16, 2006, the Company announced the pricing of an underwritten public offering of 5,000,000 shares of Common Stock at a price of $16.65 per share. The net proceeds from this offering were used to redeem $70.0 million principal amount of OPCO’s 9.75% Senior Notes due in 2011 and to pay fees and expenses with respect to these transactions with the remaining proceeds to repay indebtedness under OPCO’s revolving credit facility. The redemption of $70.0 million principal amount of OPCO’s 9.75% Senior Notes occurred on July 21, 2006. (See Notes 15 and 19 for further discussion.)
The Company established a Canadian dollar overdraft credit facility to fund peak working capital needs for its Canadian operations. The overdraft credit facility, which has no stated maturity date, provides for a commitment of up to approximately $10.0 million in Canadian equivalent of which none were outstanding as of June 30, 2005 and 2006. Amounts outstanding under the facility bear interest at Canadian prime and are secured by a $10.0 million letter of credit issued by Wells Fargo Bank under the Credit Facility.
The total fair market value of the 9.75% OPCO Senior Notes due 2011 at June 30, 2006 was approximately $290.9 million.
Interest expense was $40.6 million, $34.1 million and $29.9 million for the years ended June 30, 2004, 2005 and 2006, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes
The provision for income taxes for the years ended June 30, 2004, 2005 and 2006 consists of the following (in thousands):

	Year Ended June 30,
	2004	2005	2006

Federal:
Current	$—	$(1,810)	$107
Deferred	14,413	1,758	1,577

	14,413	(52)	1,684

Foreign taxes:
Current	15,232	19,444	25,317
Deferred	—	594	529

	15,232	20,038	25,846

State:
Current	—	—	(16)
Deferred	1,197	—	—

	1,197	—	(16)

	$30,842	$19,986	$27,514

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2005 and 2006 are as follows (in thousands):

	June 30,
	2005	2006

Deferred tax assets:
Loss reserves	$788	$2,875
Depreciation	2,340	3,086
Accrued compensation	216	738
Other accrued expenses	221	300
Net operating loss carry forwards	33,890	40,386
Other	76	317

Gross deferred tax assets	37,531	47,702
Valuation allowance	(37,460)	(47,517)

Deferred tax liabilities:
Amortization and other temporary differences	(2,352)	(4,539)

Net deferred tax asset (liability)	$(2,281)	$(4,354)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)
U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings in the future only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits and or by use of available net operating loss carryforwards.
Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows (in thousands):

	Year Ended June 30,
	2004	2005	2006

Tax provision at federal statutory state	$964	$6,870	$12,068
Add (deduct):
Federal and State tax provision	—	(746)	(43)
Canadian withholding	—	(1,130)	117
Foreign taxes	1,122	952	1,942
U.S. tax on foreign earnings	2,349	—	—
Canadian restructuring	5,143	—	—
High yield debt interest	397	—	—
Other permanent differences	452	1,054	3,373
Valuation allowance	20,415	12,986	10,057

Tax provision at effective tax rate	$30,842	$19,986	$27,514

Due to the refinancing of the Company’s debt in fiscal 2004 and losses incurred in the United States, significant deferred tax assets have been generated. The Company provided a valuation allowance against substantially all of its deferred tax assets at June 30, 2006 and 2005 which amounted to $47.5 million and $37.5 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2006, the Company has approximately $108.0 million of federal net operating loss carry forwards available to offset future taxable income. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code because of changes of ownership resulting from the Company’s June 2006 equity offering. The federal net operating loss carry forwards will begin to expire in 2023, if not utilized.
After the refinancing of its debt, the Company elected not to include Canadian income in its taxable income for U.S. tax return filing purposes. As a result of this election the Company provided a $20.4 million valuation allowance in fiscal year 2004.
Foreign, federal and state income taxes of approximately $13.9 million, $15.8 million and $20.4 million were paid during the years ended June 30, 2004, 2005 and 2006, respectively.
9. Loss on Extinguishment of Debt
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company received $109.8 million in net proceeds in connection with this offering, which were used to redeem the full outstanding principal and accrued interest on its 16.0% Senior Notes due 2012 and 13.95% Senior Subordinated Notes due 2012. The remaining proceeds were used to terminate a management services agreement between OPCO and a third party and for working capital and general corporate purposes.
The loss incurred on the extinguishment of debt is as follows (in thousands):

	2004	2005	2006

Call Premium
Dollar Financial Corp. 16.0% Senior Notes	$1,223	$4,883	$—
Dollar Financial Group, Inc. 10.875% Senior Notes	1,980	—	—
Dollar Financial Group, Inc. 10.875% Senior Subordinated Notes	733	—	—
Write-off of original issue discount, net
Dollar Financial Corp. 16.0% Senior Notes	—	1,481	—
Dollar Financial Corp. 13.95% Senior Subordinated Notes	—	1,481	—
Prepayment penalty on the extinguishment of coilateralized borrowing	277	—	—
Write-off of previously capitalized deferred issuance costs, net	6,142	252	—

	$10,355	$8,097	$—

10. Commitments
The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $16.9 million, $19.7 million and $24.1 million for the years ended June 30, 2004, 2005 and 2006, respectively.
At June 30, 2006, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount
2007	$21,448
2008	18,493
2009	14,822
2010	10,329
2011	6,308
Thereafter	13,568

$84,968

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Acquisitions
The following acquisitions have been accounted for under the purchase method of accounting.
On January 4, 2005, the Company entered into an agreement to acquire substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited (“IPC”). The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $2.5 million. The 17 company-owned stores and two franchised stores acquired further strengthens the Company’s market share by expanding its customer base in the United Kingdom. The company believes that for this reason, along with the earnings potential for these stores, the allocation of a portion of the purchase price to goodwill is appropriate.
On January 31, 2005, the Company entered into an agreement to acquire substantially all of the assets of Alexandria Financial Services, LLC, Alexandria Acquisition, LLC, American Check Cashers of Lafayette, LLC, ACC of Lake Charles, LLC and Southern Financial Services of Louisiana, LLC (collectively, “American”). The aggregate purchase price for this acquisition was $11.9 million in cash. This includes a $2.0 million revenue-based earn out which was paid during the fourth quarter of fiscal 2006. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $11.1 million. The 24 stores acquired further strengthens the Company’s market share by expanding its customer base in the Louisiana market and for this reason, along with the earnings potential for these stores, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.
On March 7, 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (the “Former WTP”) relating to the Former WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of the Company’s common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining escrow amount was scheduled to be distributed on each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times. In addition, the Company assumed $750,000 in liabilities and assumed approximately $7.6 million in refundable deposits related to certain franchise agreements. The Company allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable over a two-year period.
The Company filed an action against the sellers of WTP in which it is alleged that the sellers deliberately concealed certain franchise sales; the Company also asserts breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. Pending the resolution of these claims, the Company has determined to withhold the escrow distributions described above. The Company has terminated the employment of Ira and Linda Distenfield, the former shareholders of the Former WTP. (See Note 13.)
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
On May 16, 2005, the Company acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million in cash. The excess of the purchase price over the fair value of identifiable assets acquired was $1.7 million. The five stores acquired further strengthens the Company’s market share by expanding its customer base in the Arizona market and for that reason, the Company believes the allocation the purchase price to goodwill is appropriate.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Acquisitions (continued)
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
In July 2005, the Company purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. The Company allocated a portion of the purchase price to territory rights for $4.3 million and $750,000 to other assets.
In October 2005, the Company purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, the Company acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $833,000 in cash paid at closing and a $733,000 note payable. The Company allocated $181,000 of the purchase price to territory rights. The excess of the purchase price over the fair value of identifiable assets acquired was $1.1 million. The Company believes that due to the earnings potential from the acquired stores and territory rights and from the franchising opportunities in the acquired territories, the allocation of a portion of the purchase price to goodwill is appropriate.
On March 9, 2006, the Company entered into an agreement to purchase substantially all of the assets of thirteen franchised stores in western Canada in a series of transactions. Eleven stores were acquired in March 2006 and two stores will be acquired contingent upon the successful attainment of required loan licenses. The acquired stores were controlled by a franchisee of the Company’s Canadian subsidiary, and the company also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. An additional $3.6 million is being held in escrow for the remaining two stores. The Company allocated a portion of the purchase price to reacquired franchise rights for $1.4 million and other assets for $1.4 million. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $11.9 million. Based on the future earnings potential for these stores, the Company believes that the allocation of a portion of the preliminary fair value of the purchase price to goodwill is appropriate.
On April 3, 2006, the Company entered into an asset purchase agreement to acquire six stores from a franchisee of the Company’s wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $2.0 million cash. The Company allocated a portion of the purchase price to identifiable intangible assets, reacquired franchise rights, in the amount of $1.6 million and other assets in the amount of $433,000. The Company’s internal cash was used to fund the purchase. There was no excess of purchase price over the preliminary fair value of identifiable assets acquired.

77

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Acquisitions (continued)
The following unaudited pro forma information for the years ended June 30, 2005 and 2006 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the amortization of identifiable intangible assets arising from the acquisitions, increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of IPC, American, the assets of the Former WTP, excluding the acquisition of the Company-owned stores in fiscal 2006, the assets of the eleven Canadian franchisee stores and 6 United Kingdom franchisee stores. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal year ended
	June 30,
	2005	2006
	(Unaudited – in thousands)
Revenues	$309,789	$332,676
Net income	$6,610	$7,297
Net income per common share — basic	$0.47	$0.40
Net income per common share — diluted	$0.46	$0.39

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Goodwill and Other Intangibles
In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. As of June 30, 2006, there is no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A portion of the consideration for the We The People acquisitions was allocated to franchise agreements and territory rights. Territory rights are deemed to have an indefinite useful life and are expected to be available for sale when certain indemnification claims have been resolved as discussed in Note 13. Franchise agreements are deemed to have a definite life and are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. A portion of the consideration for the 26 WTP stores acquired in July 2005, the 11 stores acquired on March 9, 2006 and the six stores acquired on April 3, 2006 was allocated to reacquired franchise rights. Reacquired franchise rights are deemed to have an indefinite useful life. These identifiable intangible assets have been included as other intangibles on the Consolidated Balance Sheets. Amortization for intangible assets for the years ending June 30, 2004, 2005 and 2006 was $95,000, $56,000 and $93,000, respectively. The amortization expense for the franchise agreements will be as follows:

Fiscal Year Ending June 30,	Amount
(In thousands)
2007	$81.9
2008	81.9
2009	81.9
2010	81.9
2011	81.9
Thereafter	345.5

$755

The following table reflects the components of intangible assets (in thousands):

	June 30, 2005		June 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortized intangible assets:
Cost in excess of net assets acquired	$205,572	$20,532	$232,279	$21,191
Territory rights	—	—	5,361	—
Reacquired franchise rights	—	—	1,478	—

	$205,572	$20,532	$239,118	$21,191

Amortized intangible assets:
Covenants not to compete	$2,510	$2,510	$—	$—
Franchise agreements	1,187	37	755	116

	$3,697	$2,547	$755	$116

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Goodwill and Other Intangibles (continued)
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2005 and 2006 are as follows:

	United		United
	States	Canada	Kingdom	Total

Balance at June 30, 2004	$56,514	$38,821	$53,783	$149,118
Amortization of other intangibles	(56)	—	—	(56)
Acquisitions	31,077	—	3,223	34,300
Foreign currency translation adjustments	—	3,638	(810)	2,828

Balance at June 30, 2005	87,535	42,459	56,196	186,190
Amortization of other intangibles	(93)	—	—	(93)
Acquisitions	10,418	13,896	1,618	25,932
Foreign currency translation adjustments	—	4,737	1,800	6,537

Balance at June 30, 2006	$97,860	$61,092	$59,614	$218,566

13. Contingent Liabilities
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied. The Company is seeking leave to appeal this decision to the Supreme Court of Canada. The Company is also seeking to have the action stayed, as to the Company, pending a decision on the Company’s leave application. The certification motion in this action is scheduled to proceed in October 2006 with regard to the Company’s Canadian subsidiary and, if the Company’s application to stay the proceeding is not successful, with the Company as well.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.

80

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. On March 3, 2006, just prior to the date scheduled for final court approval of the settlement, the Plaintiff’s lawyer advised they would not proceed with the settlement and indicated their intention to join the purported national class action. No steps have been taken in the action since March 2006.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal has granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order. The Company’s Canadian Subsidiary is seeking leave to appeal the order.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed in November 2006, but likely will not proceed if MacKinnon’s order allowing him to re-apply for class certification is not overturned on appeal.
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
California Legal Proceedings
The Company is the defendant in four lawsuits commenced by the same law firm. Each lawsuit is pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs appealed that ruling and in May 2006, the Appellate Court affirmed the denial of class certification. On March 15, 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted preliminary approval of that settlement on June 19, 2006. The Company agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The total amount paid to the class members in Woods and Castillo may increase if the Company’s estimate of the total number of workweeks for those classes proves to be too low. It is unlikely that the settlement amounts for Woods or Castillo will increase by more than twenty percent. The settlement is also subject to final court approval, the court will hold the hearing for final approval on October 3, 2006. Although the Company expects approval, there can be no assurance that such approval will be forthcoming. The Company accrued $5.8 million during the quarter ended March 31, 2006 related to the Woods, Castillo and Williams cases. At June 30, 2006, this amount is included in accrued expenses and other liabilities.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Contingent Liabilities (continued)
California Legal Proceedings (continued)
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
The Former WTP, the company from which the Company bought the assets of, WTP and/or certain of the Company’s franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio, Oregon and Georgia state courts, allege violations of the unauthorized practice of law statute and various consumer protection statutes of those states. There are presently fifteen stores operated by franchisees in these six states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from preparing legal documents in accordance with the Company’s present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against the Company’s local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
On February 9, 2006, We The People and the Tennessee Department of Consumer Affairs (“the Department”) reached a mutual agreement to end a lawsuit filed by the Department against We The People and its two Tennessee franchisees that had alleged violations of the Tennessee unauthorized practice of law statutes and the Tennessee Consumer Protection Act. The agreement, which was confirmed by the court, allows We The People to continue its operations in Tennessee however, We The People agreed to make some adjustments to its services and advertisements. Additionally, as part of the resolution of the dispute, We The People has made a payment of $160,000 to the State that will be available to be distributed as refunds to eligible consumers. We The People had denied any liability or any wrongdoing, and no wrongdoing was found by either the court or the Department.
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
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
On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield (collectively, the “IDLD Parties”) and Linda Distenfield in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from the Company. The Company also asserts breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against the Company in the United States District Court for the Central District of California. Their complaint alleges that the Company deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with the Company, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. The parties have selected three arbitrators and discovery is now underway. The arbitration proceedings are expected to begin on February 5, 2007 and to continue for approximately three weeks.
On July 6, 2006, a current We The People franchisee, New Millennium Corporation, filed a lawsuit in the Superior Court of California, Santa Barbara County alleging that Ira and Linda Distenfield and WTP FSC USA (now IDLD), the former owner of the We The People franchise system, violated the California Franchise Investment Law, breached certain addenda to franchise agreements and engaged in fraud, unjust enrichment, conversion and unfair business practices in connection with New Millennium’s purchase, in 2004, of two We the People franchises in Marin County and the East Bay of the San Francisco Bay Area. The Company’s subsidiary, We The People USA, Inc. (WTP), is also named as a defendant in the action as the alleged successor to WTP FSC USA as are Dollar Financial Group and the Company as WTP’s parent and ultimate parent, respectively.
On July 24, 2006, a former franchisee in the We The People system, Glen Tioram Moors, filed a lawsuit in the Superior Court of California in Orange County alleging that Ira and Linda Distenfield and WTP FSC USA (now IDLD), the former owner of the We The People franchise system, in 2004 sold plaintiff a franchise for 3 cities in California and engaged in a plan to defraud plaintiff and sell the same franchise territory to more than one owner. WTP USA, Inc., our subsidiary, is also named as a

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
defendant and is alleged to have interfered with plaintiff’s franchise contract when WTP sold a franchise to another individual for one of those cities.
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
14. Credit Risk
At June 30, 2005 and 2006, OPCO had 10 and 9, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $3,504,547 and $84,958,273, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (‘‘CDIC’’). At June 30, 2005 and 2006, the Company’s Canadian subsidiary had 13 and 18 bank accounts, respectively, totaling $7,657,540 and $6,872,769, respectively, which exceeded CDIC limits. At June 30, 2005 and 2006 the Company’s United Kingdom operations had 40 and 34 bank accounts, respectively, totaling $12,087,461 and $11,181,286. These financial institutions have strong credit ratings, and management believes credit risk relating to these deposits is minimal.
From June 13, 2002 until July 27, 2005, the Company acted as a servicer for County Bank of Rehoboth Beach, Delaware and it has acted as a servicer for First Bank since October 18, 2002. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, the Company announced that, as a result of the FDIC’s letter, the Company would transition away from bank-funded consumer loans to company-funded loans. As part of this transition, the Company terminated its relationship with County Bank and amended its relationship with First Bank, in each case by mutual agreement.
On behalf of First Bank in the United States, the Company markets unsecured short-term loans to customers with established bank accounts and verifiable sources of income. Prior to July 1, 2005, loans were made for amounts up to $1,000, with terms of 7 to 23 days. Under these programs, the Company earns servicing fees, which may be reduced if the related loans are not collected. The Company maintains a reserve for estimated reductions. In addition, the Company maintains a reserve for anticipated losses for loans the Company makes directly. In order to estimate the appropriate level of these reserves, the Company considers the amount of outstanding loans owed to it, as well as loans owed to First Bank and serviced by the Company, the historical loans charged-off, current collection patterns and current economic trends. As these conditions change, additional allowances might be required in future periods. During fiscal 2005, County Bank originated or extended approximately $115.5 million of loans through the Company locations and document transmitters. First Bank originated or extended approximately $303.2 million of loans through the Company during this period. County Bank originated or extended approximately $136.2 million of loans through the Company locations and document transmitters during fiscal 2004 and First Bank originated or extended approximately $249.1 million of loans through the Company for the same period.
As of June 30, 2006, all of the Company’s retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically the Company marketed and serviced bank-

funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, the Company was advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank
DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Credit Risk (continued)
had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in the state, since the Legislature did not pass enabling legislation this year. The Company does not expect this cessation to have a material impact on our operations. The Company is currently developing an alternative company-funded revolving credit product for Pennsylvania consumers. The Company has also implemented a credit services organization model for single-payment loans at its six Texas stores under the terms of which, beginning in June 2006, it guaranties, originates and services loans for a non-bank lender that comply with Texas law.
The lender in our CustomCashTM domestic installment loan program, First Bank, is working to address certain concerns raised by the FDIC with respect to this program. While the Company has been responsive to First Bank’s requests and inquiries, it is uncertain whether First Bank will ultimately continue this line of business.
The Company also originates unsecured short-term single-payment loans to borrowers for its own account in Canada, the United Kingdom and now, most United States markets. The Company bears the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to £600, with a term of 28 days. The Company originated or extended approximately $685.7 million of the single-payment consumer loans through our locations and document transmitters during fiscal 2005 and approximately $964.9 million through our locations during 2006. In addition, beginning in fiscal 2003 the Company acted as a direct lender of longer-term installment loans in the United Kingdom. This product was introduced in certain United States and Canadian markets at the end of fiscal 2004. In the United States for fiscal 2005, the Company originated 414 installment loans with an average principal amount of $781 and a weighted average term of approximately 275 days. The Company originated or extended installment loans through its location in the United States of approximately $324 thousand in fiscal 2005. In the United States for fiscal 2006, the Company originated 65,400 installment loans with an average principal amount of $711 and a weighted average term of approximately 122 days. The Company originated or extended installment loans through its locations in the United States of approximately $46.5 million in fiscal 2006. In Canada, the Company originated 4,200 installment loans with an average principal amount of $1,260 and a weighted average term of approximately 182 days. The Company originated or extended installment loans through its locations in Canada of approximately $5.3 million in fiscal 2006. In the United Kingdom for fiscal 2006, the Company originated 8,725 installment loans with an average principal amount of $1,294 and a weighted average term of approximately 365 days. In United Kingdom for fiscal 2005, the Company originated 6,935 longer-term installment loans with an average principal amount of $1,079 and a weighted average term of approximately 365 days. The Company originated or extended installment loans through its locations in the United Kingdom of approximately $11.3 million in fiscal 2006 and $7.5 million in fiscal 2005. Outstanding installment loans receivable at June 30, 2006 is $7.9 million, $8.5 million and $2.6 million in the United States, United Kingdom and Canada, respectively.
On November 15, 2002, the Company entered into an agreement with a third party to sell, without recourse, subject to certain obligations, a participation interest in a portion of short-term consumer loans originated by the Company in the United Kingdom. The transfer of assets was treated as a financing under FAS 140. The Agreement gave the third party a first priority lien, charge, and security interest in the assets pledged. The Company paid an annual interest rate of 15.6% on the amount borrowed, which was subject to loss rates on the related loans. On June 30, 2004 the Company terminated the agreement and paid $8.0 million to repurchase the participation interest, $104,000 of accrued interest and $276,660 representing a prepayment penalty. In connection with the repurchase of the participation interest, the liens on the loans receivable were released.
The Company had approximately $59.0 million and $40.2 million of loans on its balance sheet at June 30, 2006 and 2005, respectively, which is reflected in loans receivable. Loans receivable, net at June 30, 2006 and 2005 are reported net of a reserve of $5.4 million and $2.7 million, respectively, related to consumer lending. The receivable for defaulted loans, net of a $11.7 million allowance is reported on the Company’s balance sheet in other consumer lending receivables, net and was $4.3 million at June 30, 2006. Net charge-offs for company-originated loans, which are charged against the allowance for loan losses for the fiscal years ended June 30, 2006, 2005 and 2004 were $10.0 million, $14.3 million and $9.0 million, respectively. For the years ended June 30, 2006, 2005 and 2004, total consumer lending revenue, net earned by the Company was $132.2 million, $123.6 million and $98.0 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Credit Risk (continued)
Activity in the allowance for loan losses during the fiscal years ended 2004, 2005 and 2006 was as follows (in thousands):
Allowance for loan losses

	Balance at	Provision	Foreign	Transfer to
	beginning of	charged to	currency	other	Net charge-	Balance at
Description	period	loan revenues	translation	accounts	offs	end of period
June 30, 2006

Loan loss allowance	$2,747	$16,651	$158	$(13,479)	$(712)	$5,365
Defaulted loan allowance	—	7,249	273	13,479	(9,307)	11,694

June 30, 2005

Loan loss allowance	2,315	14,793	(28)	—	(14,333)	2,747

June 30, 2004

Loan loss allowance	$1,344	$9,928	$15	$—	$(8,972)	$2,315
15. Capital Stock
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
On January 28, 2005, the Company announced the pricing of the initial public offering of 7,500,000 shares of its common stock at $16.00 per share. The Company sold 7,378,125 shares of common stock and a selling stockholder has sold 121,875 shares of common stock in connection with this offering. The Company did not receive any proceeds from the sale of its shares by the selling stockholder. In connection with the IPO, the selling stockholder participated in the proportionate costs of the underwriter’s fee. No other costs, all which were de minimis, were proportionately shared. On February 2, 2005, the Company received $109.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds (in millions):

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
On June 16, 2006, the Company announced the pricing of an underwritten offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds (in millions):

Redeem a portion of OPCO’s outstanding principal amount of 9.75% Senior Notes due 2011 at a redemption price of 109.75%:
Principal	$70.0
Accrued interest	1.3
Redemption premium	6.8

Total cost of the partial redemption of 9.75% Senior Notes due 2011	78.1
Pay estimated fees and expenses with respect to the offering and the related transactions	0.6
Use the remaining proceeds for working capital and general corporate purposes	2.1

Total use of net proceeds	$80.8

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Geographic Segment Information
All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

2004
Identifiable assets	$127,679	$92,835	$98,823	$319,337
Goodwill and other intangibles, net	56,514	38,821	53,783	149,118
Sales to unaffiliated customers:
Check cashing	47,716	38,483	31,198	117,397
Consumer lending:
Fees from consumer lending	71,577	31,479	19,405	122,461
Provision for loan losses and adjustment to servicing revenue	(17,504)	(3,001)	(3,984)	(24,489)

Consumer lending, net	54,073	28,478	15,421	97,972
Money transfers	4,525	5,775	2,732	13,032
Franchise fees and royalities	—	3,255	—	3,255
Other	3,546	8,475	2,430	14,451

Total sales to unaffiliated customers	109,860	84,466	51,781	246,107

Interest expense, net	33,247	2,492	4,384	40,123
Depreciation and amortization	5,220	2,476	2,136	9,832
Loss on extinguishment of debt	10,355	—	—	10,355
(Loss) income before income taxes	(36,493)	27,418	11,884	2,809
Income tax provision	17,787	10,111	2,944	30,842

2005
Identifiable assets	$160,329	$117,987	$109,540	$387,856
Goodwill and other intangibles, net	87,535	42,459	56,196	186,190
Sales to unaffiliated customers:
Check cashing	46,596	43,686	38,466	128,748
Consumer lending:
Fees from consumer lending	78,495	48,680	25,829	153,004
Provision for loan losses and adjustment to servicing revenue	(17,827)	(5,819)	(5,779)	(29,425)

Consumer lending, net	60,668	42,861	20,050	123,579
Money transfers	4,239	6,845	3,687	14,771
Franchise fees and royalties	2,982	4,167	—	7,149
Other	3,643	10,665	3,011	17,319

Total sales to unaffiliated customers	118,128	108,224	65,214	291,566

Interest expense, net	30,226	650	3,002	33,878
Depreciation and amortization	5,739	3,240	2,023	11,002
Loss on extinguishment of debt	8,097	—	—	8,097
(Loss) income before income taxes	(35,052)	38,251	16,430	19,629
Income tax provision (benefit)	(52)	15,172	4,866	19,986

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2006
Identifiable assets	$257,655	$162,603	$131,567	$551,825
Goodwill and other intangibles, net	97,860	61,091	59,615	218,566
Sales to unaffiliated customers:
Check cashing	48,186	52,096	42,188	142,470
Consumer lending:
Fees from consumer lending	60,487	69,999	32,102	162,588
Provision for loan losses and adjustment to servicing revenue	(14,372)	(9,070)	(6,925)	(30,367)

Consumer lending, net	46,115	60,929	25,177	132,221
Money transfers	4,624	8,334	4,247	17,205
Franchise fees and royalties	5,655	5,302	—	10,957
Other	7,620	14,001	4,047	25,668

Total sales to unaffiliated customers	112,200	140,662	75,659	328,521

Interest expense, net	27,835	(994)	2,861	29,702
Depreciation and amortization	4,906	3,923	2,660	11,489
Litigation settlement costs	5,800	—	—	5,800
(Loss) income before income taxes	(33,304)	55,262	12,521	34,479
Income tax provision	1,847	21,307	4,360	27,514
17. Related Party Transactions
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
18. Subsidiary Guarantor Financial Information
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
Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2006 and 2005 and the condensed consolidating statements of operations and cash flows for the twelve months ended June 30, 2006, 2005 and 2004 of OPCO, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Balance Sheets
June 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$470	$39,340	$80,411	$—	$120,221
Restricted cash	—	80,750	—	—	80,750
Loans receivable					—
Loans receivable	—	9,686	49,311	—	58,997
Less: Allowance for loan losses	—	(1,054)	(4,311)	—	(5,365)

Loans receivable, net	—	8,632	45,000	—	53,632
Other consumer lending receivables	—	2,738	4,807	—	7,545
Other receivables	293	2,754	5,538	(420)	8,165
Income taxes receivable	—	515	—	—	515
Prepaid expenses	—	3,020	7,146	—	10,166
Deferred income taxes	—	—	185	—	185
Due from affiliates	—	61,943	—	(61,943)	—
Due from parent	—	—	—	—	—
Property and equipment, net	—	11,619	29,006	—	40,625
Goodwill and other intangibles, net	—	97,860	120,706	—	218,566
Debt issuance costs, net	—	9,437	—	—	9,437
Investment in subsidiaries	80,474	341,742	—	(422,216)	—
Other	—	647	1,371	—	2,018

	81,237	660,997	294,170	(484,579)	551,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$371	$9,896	$13,171	$—	$23,438
Foreign income taxes payable	—	—	10,963	—	10,963
Accrued expenses and other liabilities	279	20,828	15,476	—	36,583
Accrued interest payable	—	3,732	—	(420)	3,312
Deferred tax liability	—	3,334	1,205	—	4,539
Due to parent	—	81,366	—	—	81,366
Due to affiliate	(81,366)	—	61,943	(61,943)	(81,366)
Revolving credit facilities	—	39,000	—	—	39,000
9.75% Senior Notes due 2011	—	271,487	—	—	271,487
Other long-term debt	—	550	—	—	550

	$(80,716)	$430,193	$102,758	$(62,363)	$389,872
Shareholders’ equity
Common stock	23	—	—	—	23
Additional paid in capital	231,497	100,124	15,599	(104,626)	242,594
(Accumulated deficit) retained earnings	(103,823)	89,962	148,529	(249,588)	(114,920)
Accumulated other comprehensive income	34,256	40,718	27,284	(68,002)	34,256

Total shareholders’ equity	161,953	230,804	191,412	(422,216)	161,953

	$81,237	$660,997	$294,170	$(484,579)	$551,825

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$48,186	$94,284	$—	$142,470
Consumer lending:					—
Fees from consumer lending	—	60,487	102,101	—	162,588
Provision for loan losses and adjustment					—
to servicing income	—	(14,372)	(15,995)	—	(30,367)

Consumer lending, net	—	46,115	86,106	—	132,221
Money transfer fees	—	4,624	12,581	—	17,205
Franchise fees and royalties	—	5,655	5,302	—	10,957
Other	—	7,620	18,048	—	25,668

Total revenues	—	112,200	216,321	—	328,521

Store and regional expenses:
Salaries and benefits	—	51,232	55,591	—	106,823
Occupancy	—	14,132	13,782	—	27,914
Depreciation	—	3,292	4,542	—	7,834
Returned checks, net and cash shortages	—	5,030	6,853	—	11,883
Telephone and communications	—	3,426	2,374	—	5,800
Advertising	—	3,294	4,903	—	8,197
Bank charges	—	1,896	2,784	—	4,680
Armored carrier expenses	—	1,575	2,589	—	4,164
Other	—	15,850	18,450	—	34,300

Total store and regional expenses	—	99,727	111,868	—	211,595

Store and regional margin	—	12,473	104,453	—	116,926

Corporate and other expenses:
Corporate expenses	—	19,872	21,912	—	41,784
Management fee	—	(10,782)	10,782	—	—
Other depreciation and amortization	—	1,614	2,041	—	3,655
Interest expense, net	—	27,835	1,867	—	29,702
Reserve for litigation settlement	—	5,800	—	—	5,800
Other	—	1,438	68	—	1506
Equity in subsidiary	(6,965)	—	—	6,965	—

(Loss) income before income taxes	6,965	(33,304)	67,783	(6,965)	34,479
Income tax (benefit) provision	—	1,847	25,667	—	27,514

Net (loss) income	$6,965	$(35,151)	$42,116	$(6,965)	$6,965

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Statements of Cash Flows
Year ended June 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$6,965	$(35,151)	$42,116	$(6,965)	$6,965
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Undistributed income of subsidiaries	(6,965)	—	—	6,965	—
Depreciation and amortization	—	6,638	6,593	—	13,231
Establishment of reserve for legal matter	—	5,800	—	—	5,800
Non-cash stock compensation	135	—	—	—	135
Losses on store closings and sales	—	931	54	—	985
Deferred tax provision	—	1,577	428	—	2,005
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	(17)	1,085	(17,013)	420	(15,525)
Decrease in income taxes receivable	—	(6,980)	—	7,753	773
Decrease (increase) in prepaid expenses and other	—	(193)	(778)	—	(971)
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	366	8,852	7,995	(8,173)	9,040

Net cash (used in) provided by operating activities	484	(17,441)	39,395	—	22,438

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7,938)	(15,539)	—	(23,477)
Additions to property and equipment	—	(5,597)	(10,341)	—	(15,938)
Net decrease in due from affiliates	—	24,727	—	(24,727)	—

Net cash provided by (used in) investing activities	—	11,192	(25,880)	(24,727)	(39,415)

Cash flows from financing activities:
Proceeds from secondary public stock offering of common stock, net	80,750	—	—	—	80,750
Increase in restricted cash	—	(80,750)	—	—	(80,750)
Proceeds from the exercise of stock options	1,363	—	—	—	1,363
Other debt payments	—	550	—	—	550
Net increase in revolving credit facilities	—	39,000	—	—	39,000
Payment of secondary public stock offering costs	(367)	—	—	—	(367)
Payment of debt issuance costs	—	(850)	—	—	(850)
Net increase (decrease) in due to affiliates and due from parent	(81,764)	57,590	(553)	24,727	—

Net cash provided by (used in) financing activities	(18)	15,540	(553)	24,727	39,696

Effect of exchange rate changes on cash and cash equivalents	—	—	4,998	—	4,998

Net increase in cash and cash equivalents	466	9,291	17,960	—	27,717

Cash and cash equivalents at beginning of period	4	30,049	62,451	—	92,504

Cash and cash equivalents at end of period	$470	$39,340	$80,411	$—	$120,221

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Balance Sheets
June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$4	$30,049	$62,451	$—	$92,504
Loans receivable
Loans receivable	—	5,076	35,150	—	40,226
Less: Allowance for loan losses	—	(470)	(2,277)	—	(2,747)

Loans receivable, net	—	4,606	32,873	—	37,479
Other consumer lending receivables	—	9,163	—	—	9,163
Other receivables	276	1,370	2,969	(216)	4,399
Income taxes receivable	—	1,053	—	—	1,053
Prepaid expenses	—	2,948	3,910	—	6,858
Deferred tax asset	—	—	71	—	71
Due from affiliates	—	53,893	—	(53,893)	—
Due from parent	—	2,398	—	(2,398)	—
Property and equipment, net	—	12,456	23,155	—	35,611
Goodwill and other intangibles, net	—	87,535	98,655	—	186,190
Debt issuance costs, net	—	10,558	—	—	10,558
Investment in subsidiaries	59,759	317,853	9,660	(387,272)	—
Other	—	527	3,443	—	3,970

	$60,039	$534,409	$237,187	$(443,779)	$387,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$7,298	$11,958	$—	$19,256
Foreign income taxes payable	—	—	4,648	—	4,648
Accrued expenses and other liabilities	5	14,833	12,071	—	26,909
Accrued interest payable	—	3,291	216	(216)	3,291
Deferred tax liability	—	1,757	595	—	2,352
Due to affiliate	398	—	55,893	(56,291)	—
9.75% Senior Notes due 2011	—	271,764	—	—	271,764

	403	298,943	85,381	(56,507)	328,220
Shareholders’ equity
Common stock	18	—	—	—	18
Additional paid in capital	149,900	104,926	30,259	(124,088)	160,997
(Accumulated deficit) retained earnings	(110,788)	105,740	106,410	(223,247)	(121,885)
Accumulated other comprehensive income	20,506	24,800	15,137	(39,937)	20,506

Total shareholders’ equity	59,636	235,466	151,806	(387,272)	59,636

	$60,039	$534,409	$237,187	$(443,779)	$387,856

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$46,596	$82,152	$—	$128,748
Consumer lending:
Fees from consumer lending	—	78,495	74,509	—	153,004
Provision for loan losses and adjustment to servicing income	—	(17,827)	(11,598)	—	(29,425)

Consumer lending, net	—	60,668	62,911	—	123,579
Money transfer fees	—	4,239	10,532	—	14,771
Franchise fees and royalties	—	2,982	4,167	—	7,149
Other	—	3,643	13,676	—	17,319

Total revenues	—	118,128	173,438	—	291,566

Store and regional expenses:
Salaries and benefits	—	46,138	45,844	—	91,982
Occupancy	—	11,493	11,406	—	22,899
Depreciation	—	3,609	3,617	—	7,226
Returned checks, net and cash shortages	—	4,612	5,959	—	10,571
Telephone and communications	—	3,750	2,248	—	5,998
Advertising	—	3,793	4,668	—	8,461
Bank charges	—	1,939	2,022	—	3,961
Armored carrier expenses	—	1,499	2,161	—	3,660
Other	—	14,669	15,051	—	29,720

Total store and regional expenses	—	91,502	92,976	—	184,478

Store and regional margin	—	26,626	80,462	—	107,088

Corporate and other expenses:
Corporate expenses	—	19,774	18,502	—	38,276
Management fee	637	(1,767)	1,767	—	637
Other depreciation and amortization	—	2,130	1,646	—	3,776
Interest expense, net	7,641	22,585	3,652	—	33,878
Loss on extinguishment of debt	8,097	—	—	—	8,097
Termination of management services agreement	2,500	—	—	—	2,500
Other	141	(60)	214	—	295
Equity in subsidiary	(18,659)	—	—	18,659	—

(Loss) income before income taxes	(357)	(16,036)	54,681	(18,659)	19,629
Income tax (benefit) provision	—	(52)	20,038	—	19,986

Net (loss) income	$(357)	$(15,984)	$34,643	$(18,659)	$(357)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
Consolidating Statements of Operations
Year ended June 30, 2004
(In thousands)

		Dollar Financial
	Dollar	Group, Inc. and	Subsidiary
	Financial	Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Check cashing	$—	$47,717	$69,680	$—	$117,397
Consumer lending:
Fees from consumer lending	—	71,577	50,884	—	122,461
Provision for loan losses and adjustment to servicing income	—	(17,505)	(6,984)	—	(24,489)

Consumer lending, net	—	54,072	43,900	—	97,972
Money transfer fees	—	4,525	8,507	—	13,032
Franchise fees and royalties	—	—	3,255	—	3,255
Other	—	3,546	10,905	—	14,451

Total revenues	—	109,860	136,247	—	246,107

Store and regional expenses:
Salaries and benefits	—	42,764	37,527	—	80,291
Occupancy	—	11,014	8,814	—	19,828
Depreciation	—	3,500	3,088	—	6,588
Returned checks, net and cash shortages	—	4,271	4,869	—	9,140
Telephone and communications	—	3,793	2,017	—	5,810
Advertising	—	3,786	3,203	—	6,989
Bank charges	—	2,140	1,608	—	3,748
Armored carrier expenses	—	1,381	1,670	—	3,051
Other	—	12,901	12,427	—	25,328

Total store and regional expenses	—	85,550	75,223	—	160,773

Store and regional margin	—	24,310	61,024	—	85,334

Corporate and other expenses:
Corporate expenses	—	15,140	12,299	—	27,439
Management fee	1,003	(709)	709	—	1,003
Other depreciation and amortization	—	1,720	1,524	—	3,244
Interest expense, net	14,820	18,428	6,875	—	40,123
Loss on extinguishment of debt	2,869	7,209	277	—	10,355
Other	—	325	36	—	361
Equity in subsidiary	(4,912)	—	—	4,912	—

(Loss) income before income taxes	(13,780)	(17,803)	39,304	(4,912)	2,809
Income tax provision	14,253	3,535	13,054	—	30,842

Net (loss) income	$(28,033)	$(21,338)	$26,250	$(4,912)	$(28,033)

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Consolidating Financial Statements (continued)
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

DOLLAR FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Subsequent Event
On July 21, 2006, the Company used the $80.8 million net proceeds from the secondary offering of common stock to redeem $70 million principal amount of its outstanding 9.75% Senior Notes due 2011, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and using the remaining $2.1 million for working capital and general corporate purposes.
20. Unaudited Quarterly Operating Results
Summarized quarterly financial data for the fiscal years ended June 30, 2006 and 2005 are as follows:

	Three months ended				Year Ended
	September 30	December 31	March 31	June 30	June 30,
	(Unaudited)
	(In thousands except per share data)
Fiscal 2006:
Revenues	$74,465	$80,667	$86,459	$86,930	$328,521
Income before income taxes	$6,837	$9,133	$7,516	$10,993	$34,479
Net income (loss)	$2,299	$3,018	$(291)	$1,939	$6,965
Basic earnings (loss) per share	$0.13	$0.17	$(0.02)	$0.10	$0.38
Diluted earnings (loss) per share	$0.12	$0.16	$(0.02)	$0.10	$0.37

Fiscal 2005:
Revenues	$66,157	$72,386	$76,449	$76,574	$291,566
Income before income taxes	$3,263	$6,387	$958	$9,021	$19,629
Net (loss) income	$(91)	$1,133	$(4,479)	$3,080	$(357)
Basic (loss) earnings per share	$(0.01)	$0.10	$(0.28)	$0.17	$(0.03)
Diluted (loss) earnings per share	$(0.01)	$0.10	$(0.28)	$0.17	$(0.03)

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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our fiscal year ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Officers
     The information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”)
     The information regarding our executive officers required by this Item is incorporated by reference herein to the section in Part I Item 1 of this Annual Report on Form 10-K titled “Executive Officers of the Registrant.”
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

3.1	(a)	Certificate of Incorporation of Dollar Financial Group, Inc.(1)

3.1	(b)	Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc.(1)

3.2		Amended and Restated Bylaws of Dollar Financial Group, Inc.(6)

3.3	(a)	Amended and Restated Certificate of Incorporation of Dollar Financial Corp.(6)

3.3	(b)	Certificate of Change of Dollar Financial Corp, Inc., filed 7/28/05(17)

3.4		Bylaws of Dollar Financial Corp.(6)

(a)(3) Exhibits
Exhibit No.		Description of Document
4.1	(a)	Indenture, dated as of November 13, 2003, among the Company, the Guarantors (as defined therein), and U.S. Bank National Association, as Trustee (6)

4.1	(b)
Supplemental Indenture, dated as of December 21, 2004 between DFG Canada, Inc., a direct subsidiary of Dollar Financial Group, Inc. and U.S. Bank National Association, as trustee under the indenture(17)

4.1	(c)
Supplemental Indenture, dated as of February 22, 2005, between WTP Acquisition Corp., a direct subsidiary of Dollar Financial Group, Inc., and U.S. Bank National Association, as trustee under the indenture(17)

4.2		Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon (included in Exhibit 4.1)

4.3		Registration Rights Agreement, dated as of May 6, 2004, by and among the Company, the Guarantors (as defined therein), and the Initial Purchaser (as defined therein)(18)

10.1		Dollar Financial Corp. 1999 Stock Incentive Plan(2)

(a)(3) Exhibits
Exhibit No.		Description of Document
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

10.18	(b)
First Amendment to Intercreditor Agreement, dated as of April 12, 2004, by and between Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes (as defined therein) under the Indenture (as defined therein)(8)

10.18	(c)
Reaffirmation of Intercreditor Agreement, dated as of July 8, 2005, by and between Wells Fargo Bank, National Association, a national banking association, as administrative agent for the Lenders under the Credit Facility Documents, and U.S. Bank National Association, a national banking association, as trustee for the holders of the Notes under the Noteholder Documents(17)

(a)(3) Exhibits
Exhibit No.		Description of Document
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

10.27		Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(8)

10.28		Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt(8)

10.31		Employment Letter, dated June 30, 2004, by and between Dollar Financial Corp. and Randall Underwood(18)

10.32		Secured Note, dated December 18, 1998, made by Jeffrey Weiss in favor of Dollar Financial Group, Inc.(3)

10.33		Pledge Agreement, dated December 18, 1998, between Dollar Financial Group, Inc. and Jeffrey Weiss(3)

10.34	(a)	Amended and Restated Nonexclusive Servicing and Indemnification Agreement, dated June 14, 2002, between County Bank and Dollar Financial Group, Inc.(5)

10.34	(b)	Termination of Amended and Restated Nonexclusive Servicing and Indemnification Agreement Dated June 14, 2002, dated June 15, 2005(17)

10.35	(a)	Marketing and Servicing Agreement, dated October 18, 2002, between First Bank of Delaware and Dollar Financial Group, Inc.(4)

(a)(3) Exhibits
Exhibit No.	Description of Document
10.35 (b)	Amendment of Marketing and Servicing Agreement, dated June 14, 2005(17)

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

10.47	Service Agreement dated April 4, 2005, by and between Dollar Financial UK Ltd. and Paul Mildenstein(20).

10.48	Dollar Financial Corp. amended and restated Deferred Compensation Plan effective as of December 31, 2004(19)

10.49	Employment agreement dated September 11, 2006, by and between Dollar Financial Group, Inc. and Roy Hibbard

12.1	Computation of Ratio of Earnings to Fixed Charges(17)

21.1	Subsidiaries of the Registrant(17)

23.1	Consent of Ernst & Young LLP(20)

31.1	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a). (20)

31.2	Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a). (20)

31.3	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a – 14(a) or Section 240.15d – 14(a). (20)

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.2	Certification of President Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.3	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221).

(2)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 29, 1997 (File No. 333-18221).

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 16, 1999 (File No. 333-18221).

(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group,

(a)(3) Exhibits
Exhibit No.	Description of Document
(5)	Inc. on October 1, 2002 (File No. 333-18221). Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Group, Inc. on February 14, 2003 (File No. 333-18221).

(6)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on January 14, 2004 (File No. 333-111473).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on April 23, 2004 (File No. 333-111473-02).

(8)	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 26, 2004 (File No. 333-113570).

(9)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on February 9, 2005 (File No. 333-18221).

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866).

(11)	Incorporated by reference to the First Amendment on Current Report on Form 8-K filed by Dollar Financial Corp. on March 11, 2005 (File No. 000-50866).

(12)	Incorporated by reference to the Registration Statement on Form S-8 filed by Dollar Financial Corp. on March 15, 2005 (File No. 333-123320).

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 24, 2005 (File No. 000-50866).

(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 7, 2005 (File No. 000-50866).

(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 14, 2005 (File No. 000-50866)

(16)	Incorporated by reference to the Current Report on Form 8-K/A filed by Dollar Financial Corp. on July 26, 2005 (File No. 000-50866)

(17)	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on August 11, 2005 (File No. 333-126951-17)

(18)	Previously filed.

(19)	Incorporated by Reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 17, 2005.

(20)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 13, 2006.

DOLLAR FINANCIAL CORP.

By:	/s/ DONALD GAYHARDT

Donald Gayhardt
President
DOLLAR FINANCIAL CORP.

Signature	Title	Date

/s/ JEFFREY A. WEISS	Chairman of the Board of Directors	September 13, 2006

Jeffrey A. Weiss	and Chief Executive Officer (principal executive officer)

/s/ DONALD GAYHARDT	President and Director	September 13, 2006

Donald Gayhardt

/s/ RANDY UNDERWOOD	Executive Vice President and Chief	September 13, 2006

Randy Underwood	Financial Officer (principal financial
and accounting officer)

/s/ JONATHAN SOKOLOFF	Director	September 13, 2006

Jonathan Sokoloff

/s/ JONATHAN SEIFFER	Director	September 13, 2006

Jonathan Seiffer

	Director	September 13, 2006

Michael Solomon

/s/ DAVID JESSICK	Director	September 13, 2006

David Jessick

/s/ DAVID GOLUB	Director	September 13, 2006

David Golub

	Director	September 13, 2006

Luke Johnson
     The registrant has not sent (1) any annual report to security holders covering the registrant’s last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.