Form 10-Q
period 2006-09-30
DOLLAR FINANCIAL CORP
filed 2006-11-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
As of October 31, 2006, 23,473,382 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	September 30,
	2006	2006
		(unaudited)
ASSETS
Cash and cash equivalents	$120,221	$120,377
Restricted cash	80,750	—
Loans receivable
Loans receivable	58,997	67,621
Less: Allowance for loan losses	(5,365)	(6,464)

Loans receivable, net	53,632	61,157
Other consumer lending receivables, net of an allowance of $11,693 and $12,908	7,545	9,605
Other receivables	8,165	7,229
Income taxes receivable	515	1,039
Prepaid expenses	10,166	9,187
Deferred tax asset, net of valuation allowance of $47,516 and $53,302	185	208
Property and equipment, net of accumulated depreciation of $73,714 and $76,365	40,625	41,238
Goodwill and other intangibles, net of accumulated amortization of $21,307 and $21,631	218,566	219,751
Debt issuance costs, net of accumulated amortization of $4,630 and $5,071	9,437	7,767
Other	2,018	2,383

	$551,825	$479,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,438	$29,812
Foreign income taxes payable	10,963	8,585
Accrued expenses and other liabilities	36,583	33,064
Accrued interest payable	3,312	7,339
Deferred tax liability	4,539	4,965
Revolving credit facilities	39,000	32,700
9.75% Senior Notes due 2011	271,487	201,050
Other long-term debt	550	458
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 23,399,107 and 23,461,482 shares issued and outstanding at June 30, 2006 and September 30, 2006, respectively	23	23
Additional paid-in capital	242,594	243,273
Accumulated deficit	(114,920)	(116,664)
Accumulated other comprehensive income	34,256	35,336

Total shareholders’ equity	161,953	161,968

	$551,825	$479,941

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2005	2006
Revenues:
Check cashing	$34,347	$38,389
Consumer lending:
Fees from consumer lending	36,237	48,825
Provision for loan losses and adjustment to servicing income	(8,772)	(9,572)

Consumer lending, net	27,465	39,253
Money transfer fees	3,958	4,667
Franchise fees and royalties	2,916	2,453
Other	5,779	6,951

Total revenues	74,465	91,713

Store and regional expenses:
Salaries and benefits	25,191	28,968
Occupancy	6,718	7,652
Depreciation	1,832	2,054
Returned checks, net and cash shortages	3,259	3,632
Telephone and communications	1,421	1,544
Advertising	2,189	2,262
Bank charges and armored carrier expenses	2,095	2,268
Other	7,309	9,463

Total store and regional expenses	50,014	57,843

Store and regional margin	24,451	33,870

Corporate and other expenses:
Corporate expenses	9,172	12,833
Other depreciation and amortization	925	830
Interest expense, net of interest income of $6 and $6	7,241	6,302
Loss on extinquishment of debt	—	7,987
Other, net	276	88

Income before income taxes	6,837	5,830
Income tax provision	4,538	7,574

Net income (loss)	$2,299	$(1,744)

Net income (loss) per share:
Basic	$0.13	$(0.07)
Diluted	$0.12	$(0.07)
Weighted average shares outstanding:
Basic	18,089,141	23,300,313
Diluted	18,423,529	23,420,534
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated	Total
			Additional		Other	Shareholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, June 30, 2005	18,080,652	$18	$160,997	$(121,885)	$20,506	$59,636
Comprehensive income
Foreign currency translation					14,088	14,088
Other comprehensive loss					(338)	(338)
Net income				6,965		6,965

Total comprehensive income						20,715
Secondary public stock offering	5,000,000	5	80,099			80,104
Restricted stock grants	107,841					—
Shares options exercised	210,614		1,363			1,363
Non-cash stock compensation			135			135

Balance, June 30, 2006	23,399,107	$23	$242,594	$(114,920)	$34,256	$161,953

Comprehensive income
Foreign currency translation					1,123	1,123
Other comprehensive income					(43)	(43)
Net loss				(1,744)		(1,744)

Total comprehensive loss						(664)
Restricted stock grants	17,400					—
Restricted stock vested			197			197
Share options excercised	44,975		344			344
Non-cash stock compensation			138			138

Balance, September 30, 2006 (unaudited)	23,461,482	$23	$243,273	$(116,664)	$35,336	$161,968

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$2,299	$(1,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,175	3,269
Non-cash stock compensation	28	335
Loss on extinguishment of debt	—	7,987
Losses on store closings	257	149
Foreign currency loss on revaluation of subordinated borrowings	7	—
Deferred tax provision	332	404
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(5,014)	(7,757)
Increase in income taxes receivable	(2,056)	(524)
Decrease in prepaid expenses and other	2,005	886
Increase in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	3,300	5,221

Net cash provided by operating activities	4,333	8,226

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,922)	(959)
Additions to property and equipment	(4,994)	(4,706)

Net cash used in investing activities	(9,916)	(5,665)

Cash flows from financing activities:
Decrease in restricted cash	—	80,750
Proceeds from the exercise of stock options	144	344
Other debt payments	—	(92)
Partial prepayment of 9.75% Senior Notes due 2011	—	(76,825)
Net increase (decrease) in revolving credit facilities	11,900	(6,300)
Payment of debt issuance costs	(1,119)	(85)

Net cash provided by (used in) financing activities	10,925	(2,208)

Effect of exchange rate changes on cash and cash equivalents	1,889	(197)

Net increase in cash and cash equivalents	7,231	156
Cash and cash equivalents at beginning of period	92,504	120,221

Cash and cash equivalents at end of period	$99,735	$120,377

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively the “Company”). The Company is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,265 locations (of which 785 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques and We The People® in 34 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,125 locations (including 773 company-owned) in 16 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document preparation services through a network of 12 company-owned stores and 128 franchised locations in 30 states.
On January 28, 2005, as a result of the Company’s initial public offering, its common shares began trading on the NASDAQ National Market under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income (loss) or shareholders’ equity.

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

	Three Months Ended
	September 30,
	2005	2006
Net income (loss)	$2,299	$(1,744)
Reconciliation of denominator:
Weighted average of common shares outstanding — basic[1]	18,089	23,300
Effect of unvested restricted stock grants	—	120
Effect of dilutive stock options[2]	334	—

Weighted average number of common shares outstanding — diluted	18,423	23,420

[1]	Excludes 120,221 shares of unvested restricted stock, which is included in total outstanding common shares as of September 30, 2006.

[2]	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the three months ended September 30, 2006 the effect of the dilutive options were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
At September 30, 2006, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three months ended September 30, 2005 and 2006 was $16,000 and $97,000, net of related tax effects, respectively.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three months Ended
	September 30,
	2005	2006
Expected volatility	43.6%	47.6%
Expected life (years)	6.0	6.0
Risk-free interest rate	4.11%	4.72%
Expected dividends	None	None
Weighted average fair value	$5.38	$10.24
A summary of the status of stock option activity for the three months ended September 30, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value ($
	Options	Price	Term (years)	in millions)

Options outstanding at June 30, 2006
(1,622,642 shares exercisable)	1,715,142	$12.07
Granted	198,500	$19.77
Exercised	(44,975)	$7.65
Forfeited and expired	—	$—

Options outstanding at September 30, 2006	1,868,667	$13.00	7.8	$16.1

Exercisable at September 30, 2006	1,585,667	$12.05	7.4	$15.5

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2006 and September 30, 2005 was immaterial. As of September 30, 2006, the total unrecognized compensation cost over a weighted-average period of 4.8 years, related to stock options, is expected to be $2.5 million. Cash received from stock options exercised for the three months ended September 30, 2006 and 2005 was $0.3 million and $0.1 million, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
Information concerning restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2006	107,841	$18.36

Granted	17,400	21.33
Vested	(5,020)	19.23
Forfeited	—	—

Outstanding at June 30, 2006	120,221	$18.75

As of September 30, 2006 there was $2.3 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the year ended September 30, 2006 was $0.1 million.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
In September 2006, the Financial Accounting Standards Board issued FAS 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 will be effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact of the new standard on the financial statements.
2. SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions
On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70 million principal repayment of the 9.75% Senior Notes due 2011.
3. DEBT
On July 8, 2005, OPCO entered into a Third Amended and Restated Credit Agreement (“Credit Agreement”) which increased OPCO’s senior secured revolving credit facility to $80 million from the previous amount of $55.0 million. The Credit Agreement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the Credit Agreement extended the term of the facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders may agree to increase the maximum amount of the credit facility to $100 million. Under the Credit

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. DEBT (continued)
Agreement, up to $30.0 million may be used in connection with letters of credit. The commitment may be subject to reductions in the event the Company engages in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the facility is limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At September 30, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantees the performance of certain of the Company’s contractual obligations. There was $32.7 million outstanding under the facility at September 30, 2006.
Borrowings under the Credit Agreement bear interest based, at OPCO’s option, on: (a) the base rate (as defined therein) plus 1.75% at September 30, 2006; (b) the applicable Eurodollar rate (as defined therein) plus 3.00% at September 30, 2006; or (c) LIBO (as defined therein) plus 3.00% at September 30, 2006. All obligations due under the Credit Agreement will mature on November 12, 2009. Interest expense under the credit facility for the three months ended September 30, 2006 was $1.2 million.
All borrowings and other obligations under the Credit Agreement are secured by all assets of OPCO and are guaranteed by the Company and each of OPCO’s existing and future direct and indirect domestic subsidiaries. Borrowings are secured by substantially all of OPCO’s assets and the assets of OPCO’s domestic subsidiaries. As of September 30, 2006, the Company was in compliance with all debt covenants.
On July 21, 2006, the Company used the $80.8 million net proceeds from its follow-on offering of common stock to redeem $70 million principal amount of its outstanding 9.75% senior notes due 2011, which are refered to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and using the remaining $2.7 million for working capital and general corporate purposes.
On September 14, 2006 OPCO commenced a cash tender offer for any and all of its outstanding $200,000,000 aggregate principal amount of the Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments, which are refered to as the Amendments to the indenture under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among OPCO, certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which we refer to as the Supplemental Indenture, and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the Closing of the credit facilities, explained below, and the acceptance of the Notes tendered pursuant to the tender offer.
The total consideration for the Notes tendered and accepted for purchase pursuant to the tender offer were determined as specified in the tender offer documents, on the basis of a yield to the first redemption date for the Notes equal to the sum of (i) the yield (based on the bid side price) of the 3.00% U.S. Treasury Security due November 15, 2007, as calculated by Credit Suisse Securities (USA) LLC in accordance with standard market practice on the price determination date, as described in the tender offer documents, plus (ii) a fixed spread of 50 basis points. OPCO paid accrued and unpaid interest up to, but not including, the applicable payment date, October 30, 2006. Each holder who validly tendered its Notes and delivered consents on or prior to at 5:00 p.m., New York City time, on September 27, 2006 was entitled to a consent payment, which was included in the total consideration set forth above, of $30 for each $1,000 principal amount of Notes tendered by such holder to the extent such Notes were accepted for purchase pursuant to the terms of the tender offer and consent solicitation. Holders who tendered Notes were required to consent to the proposed amendments to the indenture.
Refinancing of Existing Credit Facility
On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475 million credit facility. The new facility is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of US$75.0 million (the “U.S. Revolving Facility”) with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of US$295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a US$40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros) (the “UK Term Facility”) and (iv) a senior secured revolving credit facility in an aggregate amount of US$25.0 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.
On October 30, 2006, National Money Mart borrowed US $170.0 million under the Canadian Term Facility, Dollar Financial UK borrowed US$80.0 million under the UK Term Facility and OPCO borrowed US14.6 million on the US Revolving Facility. These funds were used to repurchase US$198.1 million in aggregate principal amount of the outstanding Notes issued by OPCO pursuant to the previously announced cash tender offer and consent solicitation for all outstanding Notes, to repay the outstanding principal amounts, accrued

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. DEBT (continued)
interest and expenses under OPCO’s existing credit facility, and to pay related transaction costs. On October 31, 2006, National Money Mart borrowed an additional US$125.0 million under the Canadian Term Facility to fund the Canadian Acquisition, as further described below, and to pay related transaction costs.
The U.S. Revolving Facility and the Canadian Revolving Facility have an interest rate of Libor plus 300 basis points, subject to reduction as the Company reduces its leverage. Upon the conclusion of the refinancing, there was an initial net draw of approximately US$14.6 million on the U.S. Revolving Facility with no funds drawn on the Canadian Revolving Facility. The Canadian Term Facility has an interest rate of Libor plus 275 basis points. The U.K. Term Facility consists of a US$40.0 million tranche at an interest rate of Libor plus 300 basis points and a tranche denominated in Euros equivalent to US$40.0 million at an interest rate of Euribor plus 300 basis points.
Each term loan will mature in six (6) years, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments thereunder will terminate in five (5) years.
4. LOSS ON EXTINGUISHMENT OF DEBT
On June 16, 2006, the Company announced the pricing of an underwritten follow-on offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, the Company received $80.8 million in net proceeds in connection with this follow-on offering, which were used to redeem $70.0 million principal amount of its outstanding 9.75% Senior Notes due 2011. For the three months ended September 30, 2006, the loss incurred on the extinguishment of debt is as follows (in millions):

Call Premium	$6.8
Write-off of previously capitalized deferred issuance costs, net	1.5
Write-off of original issue premium	(0.3)

$8.0

5. SUBSIDIARY GUARANTOR UNAUDITED FINANCIAL INFORMATION
OPCO’s payment obligations under its Notes are jointly and severally guaranteed (the “Guarantees”) on a full and unconditional basis by the Company and by OPCO’s existing and future domestic subsidiaries (the “Guarantors”). Guarantees of the Notes by Guarantors directly owning, now or in the future, capital stock of foreign subsidiaries will be secured by second priority liens on 65% of the capital stock of such foreign subsidiaries. In the event OPCO directly owns a foreign subsidiary in the future, the Notes will be secured by a second priority lien on 65% of the capital stock of any such foreign subsidiary (the “Collateral”). The non-Guarantors consist of OPCO’s foreign subsidiaries (“Non-Guarantors”).
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
Separate financial statements of each Guarantor that is a subsidiary of OPCO have not been presented because management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at September 30, 2006 and June 30, 2006, and the condensed consolidating statements of operations and cash flows for the three-month periods ended September 30, 2006 and 2005 of the Company, OPCO and the combined Guarantor subsidiaries, the combined Non-Guarantor subsidiaries and the consolidated Company.

CONSOLIDATING BALANCE SHEETS
September 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	ASSETS

Cash and cash equivalents	$920	$40,656	$78,801	$—	$120,377
Loans receivable Loans receivable	—	10,359	57,262	—	67,621
Less: Allowance for loan losses	—	(1,053)	(5,411)	—	(6,464)

Loans receivable, net	—	9,306	51,851	—	61,157
Other consumer lending receivables	—	3,440	6,165	—	9,605
Other receivables	414	1,793	5,621	(599)	7,229
Income taxes receivable	—	1,039	—	—	1,039
Prepaid expenses	—	2,450	6,737	—	9,187
Deferred tax asset	—	—	208	—	208
Due from affiliates	80,824	56,449	—	(137,273)	—
Property and equipment, net	—	11,143	30,095	—	41,238
Goodwill and other intangibles, net	—	97,764	121,987	—	219,751
Debt issuance costs, net	—	7,767	—	—	7,767
Investment in subsidiaries	79,810	355,793	—	(435,603)	—
Other	—	683	1,700	—	2,383

	$161,968	$588,283	$303,165	$(573,475)	$479,941

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$—	$12,572	$17,240	$—	$29,812
Foreign income taxes payable	—	—	8,585	—	8,585
Accrued expenses and other liabilities	—	18,837	14,227	—	33,064
Accrued interest payable	—	7,938	—	(599)	7,339
Deferred tax liability	—	3,728	1,237	—	4,965
Due to affiliate	—	80,824	56,449	(137,273)	—
Revolving credit facilities	—	32,700	—	—	32,700
9.75% Senior Notes due 2011	—	201,050	—	—	201,050
Other long-term debt	—	458	—	—	458

	—	358,107	97,738	(137,872)	317,973

Shareholders’ equity:
Common stock	23	—	—	—	23
Additional paid in capital	232,176	100,124	15,599	(104,626)	243,273
(Accumulated deficit) retained earnings	(105,567)	87,653	162,092	(260,842)	(116,664)
Accumulated other comprehensive income	35,336	42,399	27,736	(70,135)	35,336

Total shareholders’ equity	161,968	230,176	205,427	(435,603)	161,968

	$161,968	$588,283	$303,165	$(573,475)	$479,941

CONSOLIDATING BALANCE SHEETS
June 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
	ASSETS

Cash and cash equivalents	$470	$39,340	$80,411	$—	$120,221
Restricted cash	—	80,750	—	—	80,750
Loans receivable
Loans receivable	—	9,686	49,311	—	58,997
Less: Allowance for loan losses	—	(1,054)	(4,311)	—	(5,365)

Loans receivable, net	—	8,632	45,000	—	53,632
Other consumer lending receivables	—	2,738	4,807	—	7,545
Other receivables	293	2,754	5,538	(420)	8,165
Income taxes receivable	—	515	—	—	515
Prepaid expenses	—	3,020	7,146	—	10,166
Deferred income taxes	—	—	185	—	185
Due from affiliates	81,366	61,943	—	(143,309)	—
Property and equipment, net	—	11,619	29,006	—	40,625
Goodwill and other intangibles, net	—	97,860	120,706	—	218,566
Debt issuance costs, net	—	9,437	—	—	9,437
Investment in subsidiaries	80,474	341,742	—	(422,216)	—
Other	—	647	1,371	—	2,018

	$162,603	$660,997	$294,170	$(565,945)	$551,825

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$371	$9,896	$13,171	$—	$23,438
Foreign income taxes payable	—	—	10,963	—	10,963
Accrued expenses and other liabilities	279	20,828	15,476	—	36,583
Accrued interest payable	—	3,732	—	(420)	3,312
Deferred tax liability	—	3,334	1,205	—	4,539
Due to parent	—	81,366	—	(81,366)	—
Due to affiliate	—	—	61,943	(61,943)	—
Revolving credit facilities	—	39,000	—	—	39,000
9.75% Senior Notes due 2011	—	271,487	—	—	271,487
Other long-term debt	—	550	—	—	550
Senior Discount Notes	—	—	—	—	—

	650	430,193	102,758	(143,729)	389,872

Shareholders’ equity
Common stock	23	—	—	—	23
Additional paid in capital	231,497	100,124	15,599	(104,626)	242,594
(Accumulated deficit) retained earnings	(103,823)	89,962	148,529	(249,588)	(114,920)
Accumulated other comprehensive income	34,256	40,718	27,284	(68,002)	34,256

Total shareholders’ equity	161,953	230,804	191,412	(422,216)	161,953

	$162,603	$660,997	$294,170	$(565,945)	$551,825

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$11,132	$27,257	$—	$38,389
Consumer lending:
Fees from consumer lending	—	18,387	30,438	—	48,825
Provision for loan losses and adjustment to servicing income	—	(5,590)	(3,982)	—	(9,572)

Consumer lending, net	—	12,797	26,456	—	39,253
Money transfer fees	—	1,092	3,575	—	4,667
Franchise fees and royalties	—	1,133	1,320	—	2,453
Other	—	1,621	5,330	—	6,951

Total revenues	—	27,775	63,938	—	91,713

Store and regional expenses:
Salaries and benefits	—	12,561	16,407	—	28,968
Occupancy	—	3,466	4,186	—	7,652
Depreciation	—	751	1,303	—	2,054
Returned checks, net and cash shortages	—	1,371	2,261	—	3,632
Telephone and communications	—	813	731	—	1,544
Advertising	—	727	1,535	—	2,262
Bank charges and armored carrier expenses	—	818	1,450	—	2,268
Other	—	3,678	5,785	—	9,463

Total store and regional expenses	—	24,185	33,658	—	57,843

Store and regional margin	—	3,590	30,280	—	33,870

Corporate and other expenses:
Corporate expenses	—	6,282	6,551	—	12,833
Management fee	—	(1,576)	1,576	—	—
Other depreciation and amortization	—	336	494	—	830
Interest expense, net	—	5,783	519	—	6,302
Loss on extinguishment of debt	—	7,987	—	—	7,987
Other, net	—	218	(130)	—	88
Equity in subsidiary	1,744	—	—	(1,744)	—

(Loss) income before income taxes	(1,744)	(15,440)	21,270	1,744	5,830
Income tax (benefit) provision	—	(134)	7,708	—	7,574

Net (loss) income	$(1,744)	$(15,306)	$13,562	$1,744	$(1,744)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$11,353	$22,994	$—	$34,347
Consumer lending:
Fees from consumer lending	—	13,792	22,445	—	36,237
Provision for loan losses and adjustment to servicing income	—	(4,484)	(4,288)	—	(8,772)

Consumer lending, net	—	9,308	18,157	—	27,465
Money transfer fees	—	1,025	2,933	—	3,958
Franchise fees and royalties	—	1,295	1,621	—	2,916
Other	—	2,559	3,220	—	5,779

Total revenues	—	25,540	48,925	—	74,465

Store and regional expenses:
Salaries and benefits	—	12,780	12,411	—	25,191
Occupancy	—	3,499	3,219	—	6,718
Depreciation	—	913	919	—	1,832
Returned checks, net and cash shortages	—	1,483	1,776	—	3,259
Telephone and communications	—	852	569	—	1,421
Advertising	—	1,038	1,151	—	2,189
Bank charges and armored carrier expenses	—	894	1,201	—	2,095
Other	—	3,276	4,033	—	7,309

Total store and regional expenses	—	24,735	25,279	—	50,014

Store and regional margin	—	805	23,646	—	24,451

Corporate and other expenses:
Corporate expenses	—	4,505	4,667	—	9,172
Management fees	—	(436)	436	—	—
Other depreciation and amortization	—	472	453	—	925
Interest expense, net	—	6,667	574	—	7,241
Other, net	—	277	(1)	—	276
Equity in subsidiary	(2,299)	—	—	2,299	—

Income (loss) before income taxes	2,299	(10,680)	17,517	(2,299)	6,837
Income tax (benefit) provision	—	(1,849)	6,387	—	4,538

Net income (loss)	$2,299	$(8,831)	$11,130	$(2,299)	$2,299

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,744)	$(15,306)	$13,562	$1,744	$(1,744)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed income of subsidiary	1,744	—	—	(1,744)	—
Depreciation and amortization	—	1,472	1,797	—	3,269
Non-cash stock compensation	335	—	—	—	335
Loss on extinguishment of debt	—	7,987	—	—	7,987
Losses on store closings	—	138	11	—	149
Deferred tax provision	—	394	10	—	404
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(121)	(415)	(7,400)	179	(7,757)
Increase in income taxes receivable	—	(4,148)	—	3,624	(524)
Decrease in prepaid expenses and other	—	534	352	—	886
(Decrease) increase in accounts payable, income taxes, payable, accrued expenses and other liabilities and accrued interest payable	(650)	8,351	1,323	(3,803)	5,221

Net cash (used in) provided by operating activities	(436)	(993)	9,655	—	8,226

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	88	(1,047)	—	(959)
Additions to property and equipment	—	(808)	(3,898)	—	(4,706)
Net increase in due from affiliates	—	(5,229)	—	5,229	—

Net cash used in investing activities	—	(5,949)	(4,945)	5,229	(5,665)

Cash flows from financing activities:
Decrease in restricted cash	—	80,750	—	—	80,750
Proceeds from the exercise of stock options	344	—	—	—	344
Other debt payments	—	(92)	—	—	(92)
Partial redemption of 9.75% Senior Notes due 2011	—	(76,825)	—	—	(76,825)
Net decrease in revolving credit facilities	—	(6,300)	—	—	(6,300)
Payment of debt issuance costs	—	(85)	—	—	(85)
Net decrease in due to affiliates and due from parent	542	10,810	(6,123)	(5,229)	—

Net cash provided by (used in) financing activities	886	8,258	(6,123)	(5,229)	(2,208)

Effect of exchange rate changes on cash and cash equivalents	—	—	(197)	—	(197)

Net increase (decrease) in cash and cash equivalents	450	1,316	(1,610)	—	156

Cash and cash equivalents at beginning of period	470	39,340	80,411	—	120,221

Cash and cash equivalents at end of period	$920	$40,656	$78,801	$—	$120,377

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005
(In thousands)

		Dollar Financial
	Dollar	Group, Inc.	Subsidiary
	Financial	and Subsidiary	Non-
	Corp.	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,299	$(8,831)	$11,130	$(2,299)	$2,299
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Undistributed income of subsidiary	(2,299)	—	—	2,299	—
Depreciation and amortization	—	1,801	1,374	—	3,175
Non-cash stock compensation	28	—	—	—	28
Losses on store closings	—	257	—	—	257
Foreign currency loss on revaluation of subordinated borrowings	—	7	—	—	7
Deferred tax provision (benefit)	—	340	(8)	—	332
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	—	85	(5,441)	342	(5,014)
Increase in income taxes receivable	—	(3,847)	—	1,791	(2,056)
Decrease in prepaid expenses and other	—	535	1,470	—	2,005
Increase (decrease) in accounts payable, income taxes payable, accrued expenses and other liabilities and accrued interest payable	50	6,287	(904)	(2,133)	3,300

Net cash provided by (used in) operating activities	78	(3,366)	7,621	—	4,333

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,618)	(304)	—	(4,922)
Additions to property and equipment	—	(2,317)	(2,677)	—	(4,994)
Net decrease in due from affiliates	—	13,270	—	(13,270)	—

Net cash used in investing activities	—	6,335	(2,981)	(13,270)	(9,916)

Cash flows from financing activities:
Proceeds from the exercise of stock options	144	—	—	—	144
Net increase in revolving credit facilities	—	11,900	—	—	11,900
Payment of debt issuance costs	—	(1,119)	—	—	(1,119)
Net decrease in due to affiliates and due from parent	(27)	(4,876)	(8,367)	13,270	—

Net cash provided by (used in) financing activities	117	5,905	(8,367)	13,270	10,925
Effect of exchange rate changes on cash and cash equivalents	—	—	1,889	—	1,889

Net increase (decrease) in cash and cash equivalents	195	8,874	(1,838)	—	7,231
Cash and cash equivalents at beginning of period	4	30,049	62,451	—	92,504

Cash and cash equivalents at end of period	$199	$38,923	$60,613	$—	$99,735

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. GOODWILL AND OTHER INTANGIBLES
In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A portion of the consideration for the We The People acquisitions was allocated to franchise agreements and territory rights. Territory rights were deemed to have an indefinite useful life and are included in goodwill and other intangibles on the Company’s balance sheet at September 30, 2006. Franchise agreements are deemed to have a definite life and are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. A portion of the consideration for the 26 WTP stores acquired in July 2005, the 11 Canadian stores acquired on March 9, 2006 and a series of stores acquired in the U.K. acquired on April 3, 2006 was allocated to reacquired franchise rights. Reacquired franchise rights are deemed to have an indefinite useful life. These identifiable intangible assets have been included as other intangibles on the Consolidated Balance Sheets. Amortization for intangible assets for the three months ended September 30, 2005 and 2006 was $21,000 and $19,000, respectively. The amortization expense for the franchise agreements will be as follows:

Fiscal Year Ending	Amount
June 30,	(in thousands)
2007	$61.9
2008	82.5
2009	82.5
2010	82.5
2011	82.5
Thereafter	288.5

$680.4

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2006 and the three months ended September 30, 2006 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2005	$87,535	$42,459	$56,196	$186,190
Amortization of other intangibles	(93)	—	—	(93)
Acquisition	10,418	13,896	1,618	25,932
Foreign currency translation adjustments	—	4,737	1,800	6,537

Balance at June 30, 2006	97,860	61,092	59,614	218,566

Amortization of other intangibles	(19)	—	—	(19)
Acquisition	(77)	(120)	986	789
Foreign currency translation adjustments	—	(311)	726	415

Balance at September 30, 2006	$97,764	$60,661	$61,326	$219,751

The following table reflects the components of intangible assets (in thousands):

	June 30, 2006		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortized intangible assets:
Cost in excess of net assets acquired	$232,279	$21,191	$233,334	$21,508
Territory rights	5,361	—	5,347	—
Reacquired franchise rights	1,478	—	2,021	—

	239,118	21,191	240,702	21,508

Amortized intangible assets:
Franchise agreements	$755	$116	$680	$123

	$755	$116	$680	$123

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. COMPREHENSIVE INCOME
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

	Three months Ended
	September 30,
	2005	2006
Net income (loss)	$2,299	$(1,744)

Foreign currency translation adjustment	4,434	1,123
Fair value adjustments for cash flow hedges	204	(43)

Total comprehensive income (loss)	$6,937	$(664)

8. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2005

Identifiable assets	$175,822	$121,905	$111,552	$409,279
Goodwill and other intangibles, net	92,131	45,106	55,490	192,727
Sales to unaffiliated customers:
Check cashing	11,353	12,200	10,794	34,347
Consumer lending:
Fees from consumer lending	13,791	15,057	7,389	36,237
Provision for loan losses and adjustments to servicing revenue	(4,483)	(2,726)	(1,563)	(8,772)

Consumer lending, net	9,308	12,331	5,826	27,465
Money transfer fees	1,025	1,914	1,019	3,958
Franchise fees and royalties	1,621	1,295	—	2,916
Other	2,233	2,618	928	5,779

Total sales to unaffiliated customers	25,540	30,358	18,567	74,465

Interest expense (income), net	6,667	(145)	719	7,241
Depreciation and amortization	1,385	754	618	2,757
(Loss) income before income taxes	(10,680)	12,750	4,767	6,837
Income tax (benefit) provision	(1,849)	4,998	1,389	4,538

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total
As of and for the three months ended September 30, 2006

Identifiable assets	$176,776	$163,001	$140,164	$479,941
Goodwill and other intangibles, net	97,764	60,661	61,326	219,751
Sales to unaffiliated customers:
Check cashing	11,132	14,731	12,526	38,389
Consumer lending:
Fees from consumer lending	18,387	20,851	9,587	48,825
Provision for loan losses and adjustments to servicing revenue	(5,590)	(2,019)	(1,963)	(9,572)

Consumer lending, net	12,797	18,832	7,624	39,253
Money transfer fees	1,092	2,411	1,164	4,667
Franchise fees and royalties	1,133	1,320	—	2,453
Other	1,621	3,773	1,557	6,951

Total sales to unaffiliated customers	27,775	41,067	22,871	91,713

Interest expense (income), net	5,783	(234)	753	6,302
Depreciation and amortization	1,087	967	830	2,884
(Loss) income before income taxes	(15,440)	17,064	4,206	5,830
Income tax (benefit) provision	(134)	6,356	1,352	7,574
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2006, the Company held put options with an aggregate notional value of $(CAN) 57.0 million and £(GBP) 10.8 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2006, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended September 30, 2006. As of September 30, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $43,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at September 30, 2006 was $131,000 and is included in other assets on the balance sheet.
Although the Company’s domestic revolving credit facility and Canadian overdraft credit facility carry variable rates of interest, most of the Company’s average outstanding indebtedness carries a fixed rate of interest. A change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. CONTINGENT LIABILITIES
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. The certification motion in this action proceeded on October 25, 2006 and a decision on that hearing is expected within 60 days.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyer advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and the Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action will likely proceed in conjunction with the certification motion in the Parsons’ action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed on November 27, 2006.
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
United States Legal Proceedings
The Company is the defendant in four lawsuits commenced by the same law firm. Each lawsuit is pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs are the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits seeks an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. CONTINGENT LIABILITIES (continued)
United States Legal Proceedings (continued)
under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams).
The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs appealed that ruling and in May 2006, the Appellate Court affirmed the denial of class certification. On September 26, 2006, plaintiff sought the court’s leave to amend the complaint in Chin to add claims under the Private Attorney General Act of California to recover meal and rest period penalties on behalf of all California-based hourly employees during the applicable statute of limitations. The court heard that motion on October 19, 2006 and ruled in favor of the defendant.
On March 15, 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted preliminary approval of that settlement on June 19, 2006. The Company agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The total amount paid to the class members in Castillo will increase because the Company’s estimate of the total number of workweeks for the class proved to be too low. It is possible that the settlement amount for Castillo could increase by as much as thirty percent. The settlement received final court approval on October 24, 2006. We accrued $5.8 million during the quarter ended March 31, 2006 related to the Woods, Castillo and Williams cases. At June 30, 2006, this amount is included in other accrued expenses and other liabilities.
On September 11, 2006, plaintiff Caren Bufil commenced a fifth lawsuit against the Company. The claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief.
On September 29, 2006, Richard L. and Sunantha Yoe, purporting to sue on behalf of a class of Nevada residents who received payday loans from the Company on and after July 1, 2005, commenced an action against the Company in the District Court of Clark County, Nevada. They seek to recover actual, statutory and punitive damages, including attorneys’ fees, arising from alleged overcharges in connection with such loans. This matter is at its earliest stages, and it is therefore not possible to evaluate the likelihood of any particular outcome at this date.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil , Chin or Yoe cases.
We The People Legal Proceedings
The Company’s business model for its legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions.
The company from which the Company bought the assets of its We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of its franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio, Oregon and Georgia state courts, allege violations of the unauthorized practice of law statutes and various consumer protection statutes of those states. There are presently fifteen stores operated by franchisees in these six states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from preparing legal documents in accordance with the Company’s present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against its local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
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
10. CONTINGENT LIABILITIES (continued)
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
On May 10, 2005, the Company, the Former WTP and certain of the Company’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled was referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of the Company’s franchisees, in an effort to develop a protocol for us and the Company’s franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code. Subsequently, through mediation, this preliminary injunction, with several modifications, was the basis for a Stipulated Final Judgment permitting the We The People model protocol within the Southern and Eastern Districts of New York, Vermont and Connecticut.
In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and is required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. We requested that the Federal Trade Commission confirm that it agrees with the Company’s interpretation and that these obligations are applicable only to the Company’s legal document preparation services business.
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
On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from us. The Company also assert breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us in the United States District Court for the Central District of California alleging

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
that the Company deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with us, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litiga
10. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
tions and to have all disputes resolved by arbitration. The parties have selected three arbitrators and discovery is now underway. The arbitration proceedings are expected to begin during the winter of 2007 and to continue for approximately three weeks.
On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP, and others, including IDLD, Inc. This case involves a franchise agreement between IDLD, Inc. and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleges numerous acts of wrongdoing by IDLD and persons associated with IDLD, Inc., including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleges that the Company and its subsidiaries are liable as successors in interest. NMC seeks unspecified restitution, compensatory damages and exemplary damages.
The Company has filed a petition to compel arbitration, which has been granted. IDLD and related persons have filed a cross-complaint against the Company for indemnity and declaratory relief. The Company also filed a petition to compel arbitration of the cross-complaint, which has been granted. The Company believes the material allegations in the complaint with respect to the Company are without merit and intends to defend the matter vigorously.
On July 24, 2006, Glen Tioram Moors (“GTM”) filed a complaint against We The People USA, Inc. (“WTP”), IDLD, Inc., and others. The case involves an agreement between GTM and IDLD, Inc. dated June 10, 2004 relating to the ownership and management of a We The People location in Orange County, California. The complaint asserts a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM seeks various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages.
On October 3, 2006, WTP filed a petition to compel arbitration pursuant to an arbitration provision in the agreement. WTP has also assumed the defense of two of its franchisees who are named as defendants in the lawsuit and filed a demurrer on their behalf. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend the matter.
On September 29, 2006, Shirley Lee (“Lee”) filed a complaint against IDLD and related persons and WTP. This case is related to the Glen Tioram Moors, Inc. action referenced above, in that Lee claims to have purchased an interest in the same We The People center in which GTM is alleged to have purchased an interest. The complaint has various claims against all defendants, but essentially claims breach of contract and contractual interference against WTP, and seeks unspecified restitution, compensatory damages and punitive damages. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend this matter.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters.
In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of the Company’s business regarding the Company’s legal document preparation services business and the Company’s franchisees.
While the Company believes there is no legal basis for liability in any of the aforementioned cases, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time. While the outcome of these

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
matters is currently not determinable, the Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect the Company’s consolidated financial position, results of operations, or cash flows.
11. SUBSEQUENT EVENTS
On September 14, 2006 the Company announced that OPCO had commenced a cash tender offer for any and all of its outstanding $200,000,000 aggregate principal amount Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the announced cash tender offer and consent solicitation by OPCO for any and all of the Notes, OPCO received the requisite consents from holders of the Notes to approve certain Amendments to the indenture under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among OPCO, the Company, certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the Closing of the new credit facilities, discussed below, and the acceptance of Notes tendered pursuant to the tender offer. The tender offer documents more fully set forth the terms of the tender offer and consent solicitation.
On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475.0 million credit facility.
The new facility is comprised of the following: (i) the U.S. Revolving Facility with OPCO as the borrower; (ii) the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) the UK Term Facility and (iv) the Canadian Revolving Facility with National Money Mart Company as the borrower.
On October 30, 2006, National Money Mart borrowed US $170.0 million under the Canadian Term Facility, Dollar Financial UK borrowed US$80.0 million under the UK Term Facility and OPCO borrowed US$14.6 million on the US Revolving Facility. These funds were used to repurchase US$198.1 million in aggregate principal amount of the Notes pursuant to the previously announced cash tender offer and consent solicitation for all outstanding Notes, to repay the outstanding principal amounts, accrued interest and expenses under OPCO’s existing credit facility, and to pay related transaction costs. On October 31, 2006, National Money Mart borrowed an additional US$125.0 million under the Canadian Term Facility to fund the Canadian Acquisition (described herein) and to pay related transaction costs.
The U.S. Revolving Facility and the Canadian Revolving Facility credit facilities have an interest rate of Libor plus 300 basis points, subject to reduction as the Company reduces its leverage. Upon the conclusion of the refinancing, there was an initial net draw of approximately US$14.6 million on the U.S Revolving Facility with no funds drawn on the Canadian Revolving Facility. The Canadian Term Facility has an interest rate of Libor plus 275 basis points. The U.K. Term Facility consists of a US$40.0 million tranche at an interest rate of Libor plus 300 basis points and a tranche denominated in Euros equivalent to US$40.0 million at an interest rate of Euribor plus 300 basis points.
Each term loan will mature in six (6) years, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments thereunder will terminate in five (5) years.
In connection with the redemption of the $200,000,000 outstanding principal amount of the Company’s 9.75% senior notes due 2011, the Company incurred a loss on the extinguishment of debt. The loss on the extinguishment of debt incurred in October 2006 is as follows (in millions):

Tender premium	$17.6
Deferred Issuance costs	7.3

$24.9

On October 31, 2006, National Money Mart completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart franchisees (the “Canadian Acquisition”). The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart and the five existing National Money Mart franchisees (the “Purchase Agreements”). The total purchase price for the Canadian Acquisition was approximately C$135.5 million (US$120.9 million) in addition to cash in stores and other adjusting items upon the closing of the transaction.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	September 30,
	2005	2006
Company Operating Data:

Stores in operation:
Company-owned	744	785
Franchised stores and check cashing merchants	572	480

Total	1,316	1,265

	Three Months Ended
	September 30,
	2005	2006
Check Cashing Data:

Face amount of checks cashed (in millions)	$917	$1,010
Face amount of average check	$439	$476
Face amount of average check (excluding Canada and the United Kingdom)	$389	$401
Average fee per check	$16.45	$18.10
Number of checks cashed (in thousands)	2,088	2,120

	Three Months Ended
	September 30,
	2005	2006
	(in thousands)
Check Cashing Collections Data:

Face amount of returned checks	$10,219	$10,822
Collections	(7,257)	(7,712)

Net write-offs	$2,962	$3,110

Collections as a percentage of returned checks	71.0%	71.3%
Net write-offs as a percentage of check cashing revenues	8.6%	8.1%
Net write-offs as a percentage of the face amount of checks cashed	0.32%	0.31%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended
	September 30,
	2005	2006
U.S. company-funded consumer loan originations (1)	$67,636	$62,234
Canadian company-funded consumer loan originations (2)	129,092	160,298
U.K. company-funded consumer loan originations (2)	51,922	58,017

Total company-funded consumer loan originations	$248,650	$280,549

U.S. Servicing revenues	$3,952	$8,290
U.S. company-funded consumer loan revenues	9,839	10,097
Canadian company-funded consumer loan revenues	15,057	20,851
U.K. company-funded consumer loan revenues	7,389	9,587
Provision for loan losses and adjustment to servicing revenues	(8,772)	(9,572)

Total consumer lending revenues, net	$27,465	$39,253

Gross charge-offs of company-funded consumer loans	$25,873	$31,888
Recoveries of company-funded consumer loans	(20,970)	(25,692)

Net charge-offs on company-funded consumer loans	$4,903	$6,196

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.4%	11.4%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	8.4%	9.2%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.0%	2.2%

(1)	Our company operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during the three months ended September 30, 2005 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas, during the three months ended September 30, 2006. In Texas, we now offer single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three months ended September 30, 2006 and 2005. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to ”OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
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
In the United States, historically the majority of our stores were in states where we engaged in consumer lending as a servicer for federally insured financial institutions. We provided these banks with marketing, servicing and collection services for their unsecured short-term single-payment loan products that were offered under our service mark Cash ’Til Payday®. We also offered company-funded short-term single-payment loan products in a limited number of states where we had stores, also under our Cash ’Til Payday® mark. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limits the period during which a borrower may have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition our business away from bank-funded consumer loans to company-funded loans. These loans will continue to be marketed under our Cash ’Til Payday ® mark.
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending in the state, since the Legislature has not passed enabling legislation. We do not expect this cessation to have a material impact on our operations. We have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law.
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
On July 21, 2006, we used the $80.8 million net proceeds from the June, 2006 follow-on offering of common stock to redeem $70.0 million principal amount of our 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and using the remaining $2.7 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475.0 million credit facility and completed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes.
On October 31, 2006, National Money Mart completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart franchisees, which we refer to as the Canadian Acquisition. The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart and the five existing National Money Mart franchisees, which we refer to as the Purchase Agreements. The total purchase price for the Canadian Acquisition was approximately C$135.5 million (US$120.9 million) in addition to cash in stores and other adjusting items upon the closing of the transaction.
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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 15 consecutive months ending September 30, 2006 as comparable stores and franchises.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Total franchise revenues were $2.9 million and $2.5 million for the three months ending September 30, 2005 and 2006, respectively.
For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
In addition to the single-payment consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware, or County Bank, and First Bank. Pursuant to these relationships, we marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans are not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to the company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank. In the third quarter of fiscal year ended June 30, 2006, First Bank announced that as of June 30, 2006, it would no longer originate single-payment consumer loans. We no longer market and service single-payment consumer loans for any bank.
For domestic loans funded by First Bank during the fiscal year ended June 30, 2006, we recognized net servicing fee income ratably over the life of the related loan. In addition, First Bank had established a target loss rate for the loans marketed and serviced by us. Servicing fees payable to us were reduced by the amount the actual losses exceeded this target loss rate. If actual losses were below the target loss rate, the difference was paid to us as a servicing fee. The measurement of the actual loss rate and settlement of servicing fees occurred twice every month. In fiscal 2007, we no longer service single-payment consumer loans funded by First Bank.
Because our domestic servicing fees were reduced by loan losses incurred by the banks, we established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, we considered the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve was then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve was reported in accrued expenses and other liabilities on our balance sheet and was $0 at June 30, 2006 and $0 at September 30, 2006 due to our transition to company-funded single-payment consumer loans.

During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. We maintain a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $857,000 at June 30, 2006 and $918,000 at September 30, 2006 and is included in accrued expenses and other liabilities.
If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, our servicing fee is reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, we establish a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $1.2 million at June 30, 2006 and $1.4 million at September 30, 2006.
We serviced $17.6 million of installment loans for First Bank during the three months ended September 30, 2006 compared to $13.5 million single-payment loans during the three months ended September 30, 2005. At September 30, 2006, there was $8.4 million in outstanding CustomCash® installment loans for First Bank and $7.9 million outstanding at June 30, 2006.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. We recently refined our loan loss reserve policy so that if the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in other consumer lending receivables, net and was $6.2 million at September 30, 2006 and $4.3 million at June 30, 2006.
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
Goodwill
We have significant goodwill on our balance sheet. We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, we compare the fair value of business reporting units to their carrying value, including assigned goodwill. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the intangible asset to an amount consistent with projected future cash flows discounted at our weighted average cost of capital. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of September 30, 2006, we do not believe any impairment of goodwill has occurred. However, changes in business conditions may require future adjustments to asset valuations.

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
Results of Operations
Revenue Analysis
Three Months Ended September 30,

			(Percentage of total
	($ in thousands)		revenue)
	2005	2006	2005	2006
Check cashing	$34,347	$38,389	46.1%	41.9%
Consumer lending revenue, net	27,465	39,253	36.9%	42.8%
Money transfer fees	3,958	4,667	5.3%	5.1%
Franchise fees and royalties	2,916	2,453	3.9%	2.7%
Other revenue	5,779	6,951	7.8%	7.5%

Total revenue	$74,465	$91,713	100.0%	100.0%

The Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005
Total revenues were $91.7 million for the three months ended September 30, 2006 compared to $74.5 million for the three months ended September 30, 2005, an increase of $17.2 million or 23.2%. Comparable store, franchise store and document transmitter revenues for the entire period increased $14.1 million or 19.9%. New store openings accounted for an increase of $2.3 million and new store acquisitions accounted for $2.7 million. Theses increases were partially offset by a decrease of $1.2 million in revenues related to the We The People business and $440,000 in revenues from closed stores.
Favorable currency rates in Canada and the United Kingdom contributed $2.2 million and $940,000, respectively, of the increase for the quarter. On a constant currency basis, revenues in the United Kingdom for the quarter increased $3.4 million primarily related to revenues from our consumer loan products and check cashing. Revenues in the United States increased $2.2 million for the quarter primarily due to our new CustomCash® product which was launched in the second quarter of fiscal 2006. On a constant currency basis, revenues from our Canadian subsidiary for the quarter increased $8.5 million. The growth in our Canadian subsidiary is due to a $5.6 million increase from consumer loan products as a result of a criteria change and pricing adjustments in the second quarter of fiscal year 2006 and an overall increase in our Canadian customer average outstanding balance. In addition, Canadian check cashing revenue increased $1.7 million during the quarter. Additional revenue generated by the eleven newly acquired Canadian stores in March 2006 was $2.1 million.

Store and Regional Expense Analysis
Three Months Ended September 30,

	($ in thousands)		(Percentage of total revenue)
	2005	2006	2005	2006
Salaries and benefits	$25,191	$28,968	33.8%	31.6%
Occupancy	6,718	7,652	9.0%	8.3%
Depreciation	1,832	2,054	2.5%	2.2%
Returned checks, net and cash shortages	3,259	3,632	4.4%	4.0%
Telephone and communications	1,421	1,544	1.9%	1.7%
Advertising	2,189	2,262	2.9%	2.5%
Bank charges and armored carrier expenses	2,095	2,268	2.8%	2.5%
Other	7,309	9,463	9.9%	10.3%

Total store and regional expenses	$50,014	$57,843	67.2%	63.1%

Store and regional expenses were $57.8 million for the three months ended September 30, 2006 compared to $50.0 million for the three months ended September 30, 2005, an increase of $7.8 million or 15.7%. Currency rates in Canada and the United Kingdom contributed $1.6 million of the increase for the quarter as compared to the same period in the prior fiscal year. New store openings accounted for an increase of $2.7 million and store acquisitions accounted for an increase of $1.1 million, while comparable retail store and franchise expenses for the period increased $4.4 million. Partially offsetting these increases was a decrease of $600,000 related to the WTP business and $600,000 due to store closures and our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations.
For the three months ended September 30, 2006, total store and regional expenses decreased to 63.1% of total revenues as compared to 67.2% of total revenues for the three months ended September 30, 2005. On a constant currency basis, store and regional expenses increased $2.5 million in the United Kingdom and $4.0 million in Canada. This increase was partially offset by a decrease of $600,000 in the United States for the quarter. The increase in Canada was primarily due to increases in salaries, occupancy expenses and other expenses commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy and advertising expenses with are commensurate with the growth in that country.

Corporate and Other Expense Analysis
Three Months Ended September 30,

			(Percentage of total
	($ in thousands)		revenue)
	2005	2006	2005	2006
Corporate expenses	$9,172	$12,833	12.3%	14.0%
Other depreciation and amortization	925	830	1.2%	0.9%
Interest expense	7,241	6,302	9.7%	6.9%
Loss on extinguishment of debt	—	7,987	0.0%	8.7%
Other	276	88	0.4%	0.1%
Income tax provision	4,538	7,574	6.1%	8.3%
Corporate Expenses.
Corporate expenses were $12.8 million for the three months ended September 30, 2006 compared to $9.2 million for the three months ended September 30, 2005, an increase of $3.7 million. The increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with FAS 123(R), additional legal fees and litigation settlement costs, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization.
Other depreciation and amortization remained relatively unchanged and were $830,000 for the three months ended September 30, 2006 compared to $925,000 for the three months ended September 30, 2005.
Interest Expense
Interest expense was $6.3 million for the three months ended September 30, 2006 compared to $7.2 million for the three months ended September 30, 2006. On July 21, 2006, the Company used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 million outstanding principal of our Notes. As a result, interest expense for the quarter decreased $1.3 million offset in part by increased interest expense on higher borrowings on the U.S. revolving credit facility.
Loss on Extinguishment of Debt.
Loss on extinguishment of debt was $8.0 million in the three months ended September 30, 2006. There was no loss on extinguishment of debt for the same period in the prior fiscal year.
On June 16, 2006 the Company announced the pricing of an underwritten offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this offering. The proceeds were used to redeem $70.0 million outstanding principal of the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest using the remaining $2.7 million for working capital and general corporate purposes. We incurred a loss on the extinguishment of debt consisting of a $6.8 million redemption premium and the write-off of $1.2 million previously capitalized deferred issuance costs.
Income Tax Provision
The provision for income taxes was $7.6 million for the three months ended September 30, 2006 compared to a provision of $4.5 million for the three months ended September 30, 2005. Our effective tax rate was 129.9% for the three months ended September 30, 2006 compared to 66.4% for the three months ended September 30, 2005. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes and a valuation allowance on US deferred tax assets. Additionally, pursuant to APB28 and FASB109 we recorded the tax effect related to the costs of retiring the $70.0 million of Notes in the three months ended September 30, 2006. Interest expense on our public debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At September 30, 2006, U.S. deferred tax assets recorded were reduced by a valuation allowance of $53.3 million of which $5.8 million was provided for the three months ended September 30, 2006. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2006, cash and cash equivalents increased $0.2 million. Net cash provided by operating activities was $8.2 million for the three months ended September 30, 2006 compared to $4.3 million for the three months ended September 30, 2005. The increase in net cash provided by operations was primarily the result of improved operating results.
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
Net cash provided by operating activities was $8.2 million for the three months ended September 30, 2006 compared to cash provided of $4.3 million for the three months ended September 30, 2005. The increase in net cash provided by operations was primarily the result of improved operating results.
Net cash used in investing activities for the three months ended September 30, 2006 was $5.7 million compared to a usage of $9.9 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, we made capital expenditures of $4.7 million and acquisitions of $1.0 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $18.8 million during our fiscal year ending June 30, 2007, for remodeling and relocation of certain existing stores and for opening additional new stores.
Net cash used in financing activities for the three months ended September 30, 2006 was $2.2 million compared to net cash provided of $10.9 million for the three months ended September 30, 2005. The cash used in the three months ended September 30, 2006 was primarily a result of a reduction in our revolving credit facility offset in part by excess proceeds from our follow-on common stock offering after the partial repayment of $70 million principal Notes. The cash provided by financing activities in the three months ended September 30, 2005 was the result of an increase in the borrowings under our revolving credit facility.
Revolving Credit Facilities. As of September 30, 2006, we had two revolving credit facilities: a domestic revolving credit facility and a Canadian overdraft facility. These were replaced on October 30, 2006, with the new credit facilities described below.
Prior Domestic Revolving Credit Facility. On November 13, 2003, OPCO repaid, in full, all borrowings outstanding under its previously existing credit facility using a portion of the proceeds from the issuance of $220.0 million principal amount of OPCO’s Notes and simultaneously entered into a new $55.0 million senior secured reducing revolving credit facility. On July 8, 2005, OPCO entered into an amendment and restatement of its credit facility to increase the maximum amount of the facility from $55 million to $80 million. The amendment and restatement reduced the rate of interest and fees payable under the credit facility and eliminated the quarterly reductions to the commitment amount. In addition, the amendment and restatement extended the term of the credit facility for one additional year to November 12, 2009. At OPCO’s request, existing lenders and/or additional lenders could agree to increase the maximum amount of the credit facility to $100 million. Under the prior credit facility, up to $30.0 million was available in connection with letters of credit. The commitment was subject to reductions in the event we engaged in certain issuances of debt or equity securities or asset disposals. OPCO’s borrowing capacity under the credit facility was limited to the lesser of the total commitment of $80.0 million or 85% of certain liquid assets. At September 30, 2006, the borrowing capacity was $69.3 million which consisted of the $80.0 million commitment less letters of credit totaling $10.7 million issued by Wells Fargo Bank, which guarantee the performance of certain of the contractual obligations. There was $32.7 million outstanding under the prior facility at September 30, 2006.
Prior Canadian Overdraft Facility. Our Canadian operating subsidiary had a Canadian overdraft facility to fund peak working capital needs for our Canadian operations. The Canadian overdraft facility provided for a commitment of up to approximately $10.0 million in Canadian equivalent, of which there was no outstanding balance on September 30, 2006. Amounts outstanding under the Canadian overdraft facility accrued interest at a rate of Canadian prime and were secured by a $10.0 million letter of credit issued by Wells Fargo Bank under our prior domestic revolving credit facility.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into a new $475.0 million credit facility. The new facility is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of US$75.0 million with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of US$295.0 million with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a US$40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros) and (iv) a senior secured revolving credit facility in an aggregate amount of US$25.0 million with National Money Mart Company as the borrower.
Long-Term Debt. As of September 30, 2006, long term debt consisted of $201.1 million principal amount of OPCO’s Notes due November 15, 2011. On September 14, 2006, OPCO announced that OPCO commenced a cash tender offer for any and all of its outstanding $200,000,000 aggregate principal amount Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments, which we refer to as the Amendments to the indenture under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among us, OPCO and certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which we refer to as the Supplemental Indenture and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the closing of the credit facilities as described above and the acceptance of Notes tendered pursuant to the tender offer. The tender offer documents more fully set forth the terms of the tender offer and consent solicitation.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2006, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$32,700	$32,700	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011(1)	201,050	—	—	—	201,050
Operating lease obligations	91,847	23,772	36,152	17,484	14,439
Other long-term liabilities reflected on the registrants balance sheet under GAAP	458	366	92	—	—

Total contractual cash obligations	$326,055	$56,838	$36,244	$17,484	$215,489

(1)	$1,050 is the unamortized premium on the Notes.
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
Balance Sheet Variations
September 30, 2006 compared to June 30, 2006
Restricted cash was $0 at September 30, 2006, compared to $80.8 million at June 30, 2006. The $80.8 million was a result of cash proceeds from our follow-on offering of our common stock in June 2006. The cash proceeds were used on July 21, 2006 for the redemption of $71.3 million principal and accrued interest on our outstanding Notes and the related redemption premium.
Loans receivable, net increased to $61.2 million at September 30, 2006 from $53.6 million at June 30, 2006 due primarily to the increase of the international loan portfolio, offset by the increase in the allowance for loan losses resulting from the growth of the portfolios.
Other consumer lending receivables increased $2.1 million due primarily to the $1.9 million increase in the receivable for defaulted single-payment loans, net of the allowance.
Income taxes receivable increased to $1.0 million at September 30, 2006 from $0.5 million at June 30, 2006 due primarily to the timing of receipts.
Goodwill and other intangibles increased $1.2 million from $218.6 million at June 30, 2006 to $219.8 million at September 30, 2006 due to acquisitions of $0.8 million and foreign currency translation adjustments of $0.4 million.
Accounts payable increased $6.4 million from $23.4 million at June 30, 2006 to $29.8 million at September 30, 2006 due primarily to timing of settlements with third-party vendors and our franchisees.
Foreign income taxes payable decreased $2.4 million, from $11.0 million at June 30, 2006 to $8.6 million at September 30, 2006 due primarily to the timing of payments.
Accrued expenses and other liabilities decreased to $33.1 million at September 30, 2006 from $36.6 million at June 30, 2006 due primarily to the timing of accrued payroll and other operating expense accruals.
Accrued interest payable increased $4.0 million due to the timing of interest payments on the Notes offset by the incremental decrease in interest payable due to the retiring of $70 million of the 9.75% Senior Notes due 2001 on July 21, 2006.
Revolving credit facilities and long-term debt decreased $76.8 million from $311.0 million at June 30, 2006 to $234.2 million at September 30, 2006. The decrease is due to the retirement of $70.0 million of Notes on July 21, 2006 and the decrease of borrowings under our credit facility.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
In September 2006, the Financial Accounting Standards Board issued FAS 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. FAS 157 will be effective for us beginning July 1, 2008. We are currently evaluating the impact of the new standard on the financial statements.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in the final prospectus from our follow-on public offering filed on June 16, 2006 and its annual report on Form 10-K. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2006, we held put options with an aggregate notional value of $(CAN) 57.0 million and £(GBP) 10.8 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three months ended September 30, 2006. As of September 30, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $43,000 all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2006 was $131,000 and is included in other assets on the balance sheet.
Canadian operations accounted for approximately 292.7% of consolidated pre-tax earnings for the three months ended September 30, 2006 and 186.5% of consolidated pre-tax earnings for the three months ended September 30, 2005. U.K. operations accounted for approximately 72.1% of consolidated pre-tax earnings for the three months ended September 30, 2006 and approximately 69.7% of consolidated pre-tax earnings for the three months ended September 30, 2005. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $35.8 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.1 million for the three months ended September 30, 2006 and $1.8 million for the three months ended September 30, 2005. This impact represents nearly 36.5% of our consolidated foreign pre-tax earnings for the three months ended September, 2006 and 25.6% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2005.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury and seeks restitution and damages, including punitive damages. Our Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. Our motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. The certification motion in this action proceeded on October 25, 2006.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and the Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action will likely proceed in conjunction with the certification motion in the Parsons’ action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action is scheduled to proceed on November  27, 2006.
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
United States Legal Proceedings
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
The trial court in Chin denied plaintiff’s motion for class certification. Plaintiffs appealed that ruling and in May 2006, the Appellate Court affirmed the denial of class certification. On September 26, 2006, plaintiff sought the court’s leave to amend the complaint in Chin to add claims under the Private Attorney General Act of California to recover meal and rest period penalties on behalf of all California-based hourly employees during the applicable statute of limitations. The court heard that motion on October 19, 2006 and ruled in favor of the defendant.
On March 15, 2006, we reached a settlement in the Woods, Castillo and Williams actions, and the court granted preliminary approval of that settlement on June 19, 2006. We agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The total amount paid to the class members in Castillo will increase because our estimate of the total number of workweeks for the class proved to be too low. It is possible that the settlement amount for Castillo could increase by as much as thirty percent. The settlement received final court approval on October 24, 2006. We accrued $5.8 million during the quarter ended March 31, 2006 related to the Woods, Castillo and Williams cases. At June 30, 2006, this amount is included in other accrued expenses and other liabilities.
On September 11, 2006, plaintiff Caren Bufil commenced a fifth lawsuit against us. The claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against us for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief.
On September 29, 2006, Richard L. and Sunantha Yoe, purporting to sue on behalf of a class of Nevada residents who received payday loans from the Company on and after July 1, 2005, commenced an action against the Company in the District Court of Clark County, Nevada. They seek to recover actual, statutory and punitive damages, including attorneys’ fees, arising from alleged overcharges in connection with such loans. This matter is at its earliest stages, and it is therefore not possible to evaluate the likelihood of any particular outcome at this date.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil, Chin or Yoe cases.

We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions.
The company from which we bought the assets of our We The People business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in North Carolina, Illinois, Florida, Ohio, Oregon and Georgia state courts, allege violations of the unauthorized practice of law statutes and various consumer protection statutes of those states. There are presently fifteen stores operated by franchisees in these six states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001. The Georgia case was commenced against our local franchisee in May 2005. The North Carolina case has been pending since the summer of 2003. The Florida case and Ohio case have been pending since February 2006.
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
On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the We The People business deliberately concealed certain franchise sales from us. We also assert breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. On March 13, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us in the United States District Court for the Central District of California alleging that we deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with us, and other claims. On April 7, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. The parties have selected three arbitrators and discovery is now underway. The arbitration proceedings are expected to begin during the winter of 2007 and to continue for approximately three weeks.

On July 6, 2006 New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP and others, including IDLD, Inc. This case involves a franchise agreement between IDLD, Inc. and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleges numerous acts of wrongdoing by IDLD, Inc. and persons associated with IDLD, Inc., including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleges that we and our subsidiaries are liable as successors in interest. NMC seeks unspecified restitution, compensatory damages and exemplary damages.
We have filed a petition to compel arbitration, which has been granted. IDLD and related persons have filed a cross-complaint against us for indemnity and declaratory relief. We also filed a petition to compel arbitration of the cross-complaint, which has been granted. We believe the material allegations in the complaint with respect to us are without merit and intend to defend the matter vigorously.
On July 24, 2006, Glen Tioram Moors (“GTM”) filed a complaint against We The People USA, Inc. (“WTP”), IDLD, Inc. and others. The case involves an agreement between GTM and IDLD, Inc. dated June 10, 2004 relating to the ownership and management of a We The People location in Orange County, California. The complaint asserts a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM seeks various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages.
On October 3, 2006, WTP filed a petition to compel arbitration pursuant to an arbitration provision in the agreement. WTP has also assumed the defense of two of its franchisees who are named as defendants in the lawsuit and filed a demurrer on their behalf. We believe that the material allegations against WTP are without merit and intend to vigorously defend the matter.
On September 29, 2006, Shirley Lee (“Lee”) filed a complaint against IDLD and related persons and WTP. This case is related to the Glen Tioram Moors, Inc. action referenced above, in that Lee claims to have purchased an interest in the same We The People center in which GTM is alleged to have purchased an interest. The complaint has various claims against all defendants, but essentially claims breach of contract and contractual interference against WTP, and seeks unspecified restitution, compensatory damages and punitive damages. We believe that the material allegations against WTP are without merit and intend to vigorously defend this matter.
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

Item 6. Exhibits

Exhibit No.	Description of Document
2.1	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 764815 Ontario Inc., 1556911 Ontario Limited, 6052746 Canada Inc., 1068020 Ontario Inc. a company incorporated under the laws of the Province of Ontario, The David Robertson Family Trust and David Robertson (1).

2.2	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, Canadian Capital Corporation, an Ontario Corporation, Gus Baril, Leslie Baril, and Baril Family Trust #2 (1).

2.3	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 0729648 B.C. Ltd., 1204594 Alberta Ltd., 360788 B.C. Ltd.,1008485 Alberta Ltd., 769515 Alberta Ltd., 815028 Alberta Inc., 632758 Alberta Ltd., a company incorporated under the laws of the Province of Alberta, Rich-Mar Securities Ltd., a company incorporated under the laws of the Province of British Columbia, Mary Franchuk and The Mary Franchuk Family Trust (1).

2.4	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, Jenica Holdings Inc. an Ontario Corporation, Shelley Stanga and 1210260 Ontario Limited, an Ontario Corporation (1).

2.5	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 931669 Ontario Limited, 3081219 Nova Scotia Ltd., 3085725 Nova Scotia Limited, 603000 N.B. Inc., 602268 N.B. Inc., 11242 Newfoundland Limited, 722906 Ontario Limited, 2203850 Nova Scotia Limited, 3085726 Nova Scotia Limited, 511742 N.B. Inc., 602269 N.B. Inc., 10768 Newfoundland Limited, R Kruze Holdings Ltd., a company incorporated under the laws of the Province of Alberta, 1016725 Ontario Ltd., a company incorporated under the laws of the Province of Ontario, 101090510 Saskatchewan Ltd., a company incorporated under the laws of the Province of Saskatchewan, Ron Kuzyk, Amber Kuzyk, Gerry Kilduff and Jeanette Kilduff (1).

4.1	Fourth Supplemental Indenture, dated October 27, 2006 among Dollar Financial Group, Inc., a New York corporation, Dollar Financial Corp., a Delaware corporation (“DFC”), the guarantors named therein and U.S. Bank National Association, as trustee (1).

10.2	Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of October 30, 2006(1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President

32.3	Section 1350 Certification of Chief Financial Officer

(1)   Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 2, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: November 8, 2006	*By:	/s/ Randy Underwood

	Name:	Randy Underwood
	Title:	Executive Vice President and
Chief Financial Officer
(principal financial and
chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.