Form 10-Q
period 2006-12-31
DOLLAR FINANCIAL CORP
filed 2007-02-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of January 31, 2007, 23,796,476 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2006	2006
		(unaudited)
ASSETS
Cash and cash equivalents	$120,221	$124,701
Restricted Cash	80,750	2,502
Loans receivable, net:
Loans receivable	58,997	88,177
Less: Allowance for loan losses	(5,365)	(8,540)

Loans receivable, net	53,632	79,637
Other consumer lending receivables, net of an allowance of $11,693 and $13,929	7,545	12,151
Other receivables	8,680	8,444
Prepaid expenses	10,166	8,843
Deferred tax asset, net of valuation allowance of $47,516 and $86,588	185	1,495
Property and equipment, net of accumulated depreciation of $73,714 and $77,054	40,625	47,542
Goodwill and other intangibles, net of accumulated amortization of $21,307 and $21,054	218,566	321,292
Debt issuance costs, net of accumulated amortization of $4,630 and $381	9,437	9,465
Other	2,018	2,524

	$551,825	$618,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,438	$37,646
Income taxes payable	10,963	10,589
Accrued expenses and other liabilities	36,583	30,618
Accrued interest payable	3,312	2,898
Deferred tax liability	4,539	5,018
Revolving credit facilities	39,000	38,428
Total long-term debt	272,037	378,169
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 23,399,107 shares and 23,759,900 shares issued and outstanding at June 30, 2006 and December 31, 2006, respectively	23	24
Additional paid-in capital	242,594	246,569
Accumulated deficit	(114,920)	(169,096)
Accumulated other comprehensive income	34,256	37,733

Total shareholders’ equity	161,953	115,230

	$551,825	$618,596

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Revenues:
Check cashing	$35,224	$41,518	$69,571	$79,907
Consumer lending:
Fees from consumer lending	41,094	56,799	77,332	105,624
Provision for loan losses and adjustment to servicing income	(7,748)	(10,532)	(16,521)	(20,104)

Consumer lending, net	33,346	46,267	60,811	85,520
Money transfer fees	4,262	5,437	8,220	10,104
Franchise fees and royalties	2,487	1,571	5,403	4,024
Other	5,348	7,305	11,127	14,256

Total revenues	80,667	102,098	155,132	193,811

Store and regional expenses:
Salaries and benefits	26,004	32,127	51,195	61,095
Occupancy	6,752	7,931	13,470	15,583
Depreciation	1,835	2,157	3,667	4,211
Returned checks, net and cash shortages	3,128	3,765	6,387	7,397
Telephone and communications	1,445	1,473	2,866	3,017
Advertising	2,633	3,196	4,822	5,458
Bank charges and armored carrier services	2,171	2,569	4,266	4,837
Other	8,690	11,422	15,999	20,885

Total store and regional expenses	52,658	64,640	102,672	122,483

Store and regional margin	28,009	37,458	52,460	71,328

Corporate and other expenses:
Corporate expenses	10,410	13,172	19,582	26,005
Other depreciation and amortization	886	846	1,811	1,676
Interest expense, net of interest income	7,438	8,687	14,679	14,989
Loss on extinguishment of debt	—	23,797	—	31,784
Proceeds from legal settlement	—	(3,256)	—	(3,256)
Goodwill impairment and other charges	—	24,464	—	24,464
Mark to market — term loans	—	6,619	—	6,619
Other, net	142	91	418	179

Income (loss) before income taxes	9,133	(36,962)	15,970	(31,132)
Income tax provision	6,115	15,470	10,653	23,044

Net income (loss)	$3,018	$(52,432)	$5,317	$(54,176)

Net income (loss) per share:
Basic	$0.17	$(2.23)	$0.29	$(2.32)
Diluted	$0.16	$(2.23)	$0.29	$(2.32)
Weighted average shares outstanding:
Basic	18,102,727	23,470,302	18,095,881	23,385,308
Diluted	18,358,187	23,470,302	18,392,674	23,385,308
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	Income	Comprehensive	Shareholders ’
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, June 30, 2005	18,080,652	$18	$160,997	$(121,885)	$20,506	$59,636

Comprehensive income:
Foreign currency translation					14,088	14,088
Other comprehensive loss					(338)	(338)
Net income				6,965		6,965

Total comprehensive income						20,715
Secondary public stock offering	5,000,000	5	80,099			80,104
Restricted stock grants	107,841					—
Share options excercised	210,614		1,363			1,363
Non-cash stock compensation			135			135

Balance, June 30, 2006	23,399,107	23	242,594	(114,920)	34,256	161,953

Comprehensive income:
Foreign currency translation					2,254	2,254
Other comprehensive income					1,223	1,223
Net loss				(54,176)		(54,176)

Total comprehensive loss						(50,699)
Secondary public stock offering			(41)			(41)
Restricted stock grants	14,718					—
Restricted stock vested			197			197
Stock options excercised	346,075	1	3,139			3,140
Non-cash stock compensation			680			680

Balance, December 31, 2006 (unaudited)	23,759,900	$24	$246,569	$(169,096)	$37,733	$115,230

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$5,317	$(54,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,347	6,781
Loss on extinguishment of debt	—	31,784
Non-cash stock compensation	54	877
Losses on store closings	524	494
Goodwill impairment	—	28,482
Foreign currency loss on revaluation of debt	8	6,619
Deferred tax provision	799	240
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(12,670)	(22,270)
Increase in income taxes receivable	(1,032)	—
Decrease in prepaid expenses and other	1,642	2,116
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(765)	7,442

Net cash provided by operating activities	224	8,389
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,141)	(147,151)
Additions to property and equipment	(7,702)	(9,711)

Net cash used in investing activities	(13,843)	(156,862)
Cash flows from financing activities:
Decrease in restricted cash	—	78,248
Proceeds from term loans	—	375,000
Secondary offering costs	—	(41)
Proceeds from the exercise of stock options	144	3,139
Other debt borrowings (payments)	733	(919)
Partial prepayment of 9.75% Senior Notes due 2011	—	(292,424)
Net increase (decrease) in revolving credit facilities	20,500	(72)
Payment of debt issuance costs	(1,218)	(8,964)

Net cash provided by financing activities	20,159	153,967
Effect of exchange rate changes on cash and cash equivalents	1,058	(1,014)

Net increase in cash and cash equivalents	7,598	4,480
Cash and cash equivalents at beginning of period	92,504	120,221

Cash and cash equivalents at end of period	$100,102	$124,701

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
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,265 locations (of which 885 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques, The Money Corner and We The People® in 34 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,155 locations (including 883 company-owned) in 16 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment and installment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document preparation services through a network of 2 company-owned stores and 125 franchised locations in 29 states.
On January 28, 2005, as a result of the Company’s initial public offering, its common shares began trading on the NASDAQ National Market, now known as the Nasdaq Global Market, under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments including those related to revenue recognition, loss reserves, income taxes and intangible asset impairment. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Net income (loss)	$3,018	$(52,432)	$5,317	$(54,176)
Reconciliation of denominator:
Weighted average of common shares outstanding — basic [1]	18,103	23,470	18,096	23,385
Effect of dilutive stock options [2]	255	—	297	—

Weighted average number of common shares outstanding — diluted	18,358	23,470	18,393	23,385

[1]	Excludes 112,487 shares of unvested restricted stock, which is included in total outstanding common shares as of December 31, 2006.

[2]	The effect of dilutive stock options and unvested restricted stock was determined under the treasury stock method. Due to the net loss during the three- and six-month periods ended December 31, 2006, the effect of the dilutive options and unvested shares of restricted stock were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
At December 31, 2006, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using either the modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three and six months ended December 31, 2006 was $286,000

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
and $383,000, respectively, net of related tax effects and $16,000 and $32,000 for the three and six months ended December 31, 2005, respectively, net of related tax effects.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three months Ended		Six months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Expected volatility	—	49.6%	43.6%	48.0%
Expected life (years)	—	6.0	6.0	6.0
Risk-free interest rate	—	4.66%	4.11%	4.71%
Expected dividends	—	None	None	None
Weighted average fair value	$—	$14.33	$5.38	$11.02
A summary of the status of stock option activity for the three months ended December 31, 2006 follows:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2006
(1,622,642 shares exercisable)	1,715,142	$12.07
Granted	245,375	$21.16
Exercised	(346,075)	$9.07
Forfeited and expired	—	$—

Options outstanding at December 31, 2006	1,614,442	$14.10	8.1	$22.2

Exercisable at December 31, 2006	1,317,952	$12.88	7.8	$19.7

     The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2006 was $5.6 million and $6.5 million, respectively. The total intrinsic value of options exercised for the three and six months ended December 31, 2005 was immaterial. As of December 31, 2006, the total unrecognized compensation cost over an estimated weighted-average period of 3.0 years, related to stock options, is expected to be $2.7 million. Cash received from stock options exercised for the three and six months ended December 31, 2006 was $2.8 million and $3.1 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
Most restricted stock awards granted under the 2005 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”) and, (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2006	107,841	$18.36

Granted	21,174	22.08
Vested	(10,072)	19.29
Forfeited	(6,456)	18.36

Outstanding at December 31, 2006	112,487	$18.98

As of December 31, 2006 there was $2.1 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the six months ended December 31, 2006 was $0.2 million.
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Other intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights were deemed to have an indefinite useful life and were expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company performs its impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Intangibles with indefinite lives are reviewed for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the bases for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.
The Company assesses impairments of its intangible assets, with finite lives, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company periodically reviews the carrying value of its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.
See Notes 3 and 7 for further discussion of the interim impairment testing and the resulting impairment charges incurred during the three-months ended December 31, 2006.
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
2. SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions
On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70 million principal repayment of the 9.75% Senior Notes due 2011 (“Notes”). On October 30, 2006, the Company wrote-off $7.2 million of unamortized deferred issuance costs related to the $198.0 million principal redemption of the Notes. In fiscal 2007, the Company wrote-off $28.5 million of goodwill and other intangibles related to the reorganization of WTP.
3. WE THE PEOPLE RESTRUCTURING PLAN
In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and payday lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. The restructuring plan includes the closing of all of the company-owned WTP locations and also to focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. WE THE PEOPLE RESTRUCTURING PLAN (continued)
As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we have incurred $1.2 million for cash expenses related to the closure of the company operated stores and other initiatives, $1.0 of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, we have incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees. See Notes 1 and 7 for further discussion.
4. DEBT
On July 21, 2006, the Company used the $80.8 million net proceeds from its follow-on offering of common stock to redeem $70 million principal amount of its outstanding 9.75% senior notes due 2011(“Notes”), pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and use the remaining $2.6 million for working capital and general corporate purposes.
On September 14, 2006, OPCO commenced a cash tender offer for any and all of its outstanding $200.0 million aggregate principal amount of the Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments, to the indenture (“Amendments”) under which the Notes were issued. The Amendments eliminated substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among OPCO, certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, (“Supplemental Indenture”), and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the Closing of the credit facilities, explained below, and the acceptance of the Notes tendered pursuant to the tender offer.
The total consideration for the Notes tendered and accepted for purchase pursuant to the tender offer were determined as specified in the tender offer documents, on the basis of a yield to the first redemption date for the Notes equal to the sum of (i) the yield (based on the bid side price) of the 3.00% U.S. Treasury Security due November 15, 2007, as calculated by Credit Suisse Securities (USA) LLC in accordance with standard market practice on the price determination date, as described in the tender offer documents, plus (ii) a fixed spread of 50 basis points. OPCO paid accrued and unpaid interest up to, but not including, the applicable payment date, October 30, 2006. Each holder who validly tendered its Notes and delivered consents on or prior to 5:00 p.m., New York City time, on September 27, 2006 was entitled to a consent payment, which was included in the total consideration set forth above, of $30 for each $1,000 principal amount of Notes tendered by such holder to the extent such Notes were accepted for purchase pursuant to the terms of the tender offer and consent solicitation. The aggregate principal amount of the Notes tendered and redeemed by the Company was equal to $268.1 million. Holders who tendered Notes were required to consent to the Amendments. The total principal amount of the Notes tendered was $198.0 million.
Refinancing of Existing Credit Facility
On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475 million credit facility (“New Credit Agreement”). The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of US$75.0 million (the “U.S. Revolving Facility”) with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of US$295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a US$40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros) (the “UK Term Facility”) and (iv) a senior secured revolving credit facility in an aggregate amount of US$25.0 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.
On October 30, 2006, National Money Mart Company borrowed US $170.0 million under the Canadian Term Facility, Dollar Financial UK borrowed US$80.0 million under the UK Term Facility and OPCO borrowed US$14.6 million on the US Revolving Facility. These funds were used to repurchase US$198.0 million in aggregate principal amount of the outstanding Notes issued by OPCO pursuant to the previously discussed cash tender offer and consent solicitation for all outstanding Notes, to repay the outstanding principal amounts, accrued interest and expenses under OPCO’s existing credit facility, and to pay related transaction costs. On October 31, 2006, National Money Mart Company borrowed an additional US$125.0 million under the Canadian Term Facility to fund the Canadian Acquisition, as further described below, and to pay related transaction costs.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. DEBT (continued)
In December 2006, OPCO entered into cross-currency interest rate swaps to hedge against the change in value of the aforementioned U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency and to fix the rate on the term loans entered into by each foreign subsidiary (see Note 10).
In December 2006, OPCO’s U.K subsidiary, Dollar Financial U.K., entered into a cross currency interest rate swap with a notional amount of GBP 21.2 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K pays GBP at a rate of 8.45% per annum and it receives a rate of the three-month EURIBOR plus 3.00% per annum on Euro 31.4 million. In December 2006, Dollar Financial U.K. also entered into a cross-currency interest rate swap with a notional amount of GBP 20.3 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on $39.9 million.
In December 2006, OPCO’s Canadian subsidiary, National Money Mart, entered into cross currency interest rate swaps with a notional amount of C$339.9 million that matures in October 2012. Under the terms of this swap, National Money Mart pays Canadian dollars at a blended rate of 7.12% per annum and it receives a rate of the three-month LIBOR plus 2.75% per annum on US$295.0 million.
The blended aggregate fixed interest rate over the life of the term loans as a result of the cross currency interest rate swaps is 7.40%.
The U.S. Revolving Facility and the Canadian Revolving Facility have an interest rate of Libor plus 300 basis points, subject to reduction as the Company reduces its leverage. Upon the conclusion of the refinancing, there was an initial net draw of approximately US$14.6 million on the U.S. Revolving Facility with no funds drawn on the Canadian Revolving Facility. The Canadian Term Facility has an interest rate of Libor plus 275 basis points. The U.K. Term Facility consists of a US$40.0 million tranche at an interest rate of Libor plus 300 basis points and a tranche denominated in Euros equivalent to US$40.0 million at an interest rate of Euribor plus 300 basis points. At December 31, 2006 there was $17.1 million outstanding under the U.S. Revolving Facility and $21.3 million outstanding under the Canadian Revolving Facility.
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
The New Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. At December 31, 2006, the Company is in compliance with all covenants.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. LOSS ON EXTINGUISHMENT OF DEBT
On June 16, 2006, the Company announced the pricing of an underwritten follow-on offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of its outstanding Notes. On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into the New Credit Agreement. In connection with the redemptions of the $70.0 million and the $198 million outstanding principal amounts of the Company’s Notes, the Company incurred related losses on the extinguishment of debt. For the periods presented, the loss incurred on the extinguishment of debt is as follows (in millions):

	Three months Ended		Six months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Call Premium	$—	$—	$—	$6.8
Tender premium	—	17.6	—	17.6
Write-off of previously capitalized deferred issuance costs, net	—	7.2	—	8.8
Write-off of original issue premium	—	(1.0)	—	(1.4)

	$—	$23.8	$—	$31.8

6. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
In March 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (the “Former WTP”) relating to the Former WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of the Company’s common stock, the value of which was subsequently placed into escrow, and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP. In May 2005, $250,000 of the escrow amount was distributed to the seller and 25% of the remaining $1.25 million escrow amount was scheduled to be distributed each of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, assuming no indemnification claims at such times.
Subsequently, the Company entered into a series of agreements to purchase certain We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development.
In October 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from the Company. The Company also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. Pending the resolution of these claims, the Company determined to withhold the escrow distributions described above. In March 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us alleging that the Company deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with the Company, and other claims. In December 2006, the Company settled the matter with all of the IDLD Parties and as a result the Company received all of the funds, approximately $3.25 million, which had been held in escrow from the acquisition.
In December 2006, the Company announced a restructuring plan for the WTP business. Under the plan, the Company will close the remaining twelve company-operated WTP stores, of which ten were closed by December 31, 2006. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, the Company has incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, the Company incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.
Canadian Acquisition:
On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees (the “Canadian Acquisition”). The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees (the “Purchase Agreements”). The total aggregate purchase price for the Canadian Acquisition was approximately $123.6 million cash. An additional $1.6 million is being held in escrow pending obtaining lease assignments for certain store locations and certain revenue-based conditions. The Company allocated a portion of the purchase price to reacquired franchise rights for $41.7 million, loans receivable for $5.8 million, cash in stores for $3.3 million and other assets for $3.8 million. The Company’s Canadian Term Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $68.9 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITIONS (continued)
Florida Acquisition:
On November 12, 2006, the Company purchased substantially all of the assets of The Money Corner, consisting of 23 financial services stores predominately located in southwest Florida. The total aggregate purchase price for this acquisition was $28.6 million cash. An additional $1.0 million was paid into an escrow account to secure certain indemnification liabilities of the former owner of the Money Corner. The Company allocated a portion of the purchase price to loans receivable for $2.4 million, cash in stores for $1.0 million and other assets for $170,000. The Company’s U.S. Revolving Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $25.1 million.
The following unaudited pro forma information for the three and six months ended December 31, 2005 and 2006 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Canadian Acquisition and The Money Corner. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months Ended		Six months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(in millions, except per share amounts)
Revenues	$92.8	$106.6	$181.2	$211.6
Net income (loss)	$4.6	$(51.9)	$8.6	$(52.4)
Net income (loss) per common share — basic	$0.25	$(2.21)	$0.48	$(2.24)
Net income (loss) per common share — diluted	$0.25	$(2.21)	$0.47	$(2.24)
7. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2006 and the six months ended December 31, 2006 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2005	$87,535	$42,459	$56,196	$186,190
Amortization of other intangibles	(93)	—	—	(93)
Acquisitions	10,418	13,896	1,618	25,932
Foreign currency translation adjustments	—	4,737	1,800	6,537

Balance at June 30, 2006	97,860	61,092	59,614	218,566

Amortization of other intangibles	(58)	—	—	(58)
Acquisitions	25,344	108,282	986	134,612
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	(6,937)	3,578	(3,359)

Balance at December 31, 2006	$94,677	$162,437	$64,178	$321,292

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLES (continued)
     The following table reflects the components of intangible assets (in thousands):

	June 30, 2006		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortized intangible assets:
Cost in excess of net assets acquired	$232,279	$21,191	$298,607	$21,054
Territory rights	5,361	—	—	—
Reacquired franchise rights	1,478	—	43,739	—

	$239,118	$21,191	$342,346	$21,054

Amortized intangible assets:
Franchise agreements	$755	$116	$—	$—

	$755	$116	$—	$—

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights were deemed to have an indefinite useful life and were expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company performs its impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Intangibles with indefinite lives are reviewed for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the bases for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLES (continued)
In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and payday lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. The restructuring plan includes the closing of all of the company-owned WTP locations and also to focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business (described in Note 3), the Company determined an indicator of impairment existed related to the WTP goodwill. The Company tested this goodwill for impairment as required under FAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.
The Company tested the remaining portion of the U.S. reporting unit for goodwill impairment and determined that goodwill was not impaired as of December 31, 2006.
In addition, due to the restructuring, the Company performed an analysis to compare the estimated fair value of WTP’s territory rights to their carrying value. Because the Company plans to focus its sale of franchises to a select group of targeted states, which do not include those for which the territory rights relate, carrying value of the asset was not recoverable. As a result, an impairment charge of $5.3 million was incurred.
The Company assesses impairments of its intangible assets, with finite lives, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company periodically reviews the carrying value of its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.
In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $518,000.
8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Net income (loss)	$3,018	$(52,432)	$5,317	$(54,176)

Foreign currency translation adjustment	(3,279)	1,131	1,155	2,254
Fair value adjustments for cash flow hedges	(252)	1,265	(48)	1,223

Total comprehensive income (loss)	$(513)	$(50,036)	$6,424	$(50,699)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended December 31, 2005
Identifiable assets	$178,244	$124,556	$113,334	$416,134
Goodwill and other intangibles, net	95,788	44,917	53,893	194,598
Sales to unaffiliated customers:
Check cashing	11,662	12,891	10,671	35,224
Consumer lending:
Fees from consumer lending	15,967	17,419	7,708	41,094
Provision for loan losses and adjustments to servicing revenue	(3,398)	(2,736)	(1,614)	(7,748)

Consumer lending, net	12,569	14,683	6,094	33,346
Money transfer fees	1,019	2,119	1,124	4,262
Franchise fees and royalties	1,306	1,181	—	2,487
Other	1,702	2,688	958	5,348

Total sales to unaffiliated customers	28,258	33,562	18,847	80,667

Interest expense (income), net	7,120	(386)	704	7,438
Depreciation and amortization	1,222	893	606	2,721
(Loss) income before income taxes	(3,388)	11,505	1,016	9,133
Income tax provision	1,471	4,385	259	6,115

For the six months ended December 31, 2005
Sales to unaffiliated customers:
Check cashing	$23,015	$25,091	$21,465	$69,571
Consumer lending:
Fees from consumer lending	29,760	32,476	15,096	77,332
Provision for loan losses and adjustments to servicing revenue	(7,882)	(5,462)	(3,177)	(16,521)

Consumer lending, net	21,878	27,014	11,919	60,811
Money transfer fees	2,044	4,033	2,143	8,220
Franchise fees and royalties	2,927	2,476	—	5,403
Other	3,935	5,306	1,886	11,127

Total sales to unaffiliated customers	53,799	63,920	37,413	155,132

Interest expense (income), net	13,787	(531)	1,423	14,679
Depreciation and amortization	2,607	1,647	1,224	5,478
(Loss) income before income taxes	(14,068)	24,255	5,783	15,970
Income tax provision (benefit)	(378)	9,383	1,648	10,653

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended December 31, 2006
Identifiable assets	$102,411	$365,008	$151,177	$618,596
Goodwill and other intangibles, net	94,677	162,437	64,178	321,292
Sales to unaffiliated customers:
Check cashing	11,641	17,016	12,861	41,518
Consumer lending:
Fees from consumer lending	20,004	26,429	10,366	56,799
Provision for loan losses and adjustments to servicing revenue	(6,067)	(2,248)	(2,217)	(10,532)

Consumer lending, net	13,937	24,181	8,149	46,267
Money transfer fees	1,091	3,023	1,323	5,437
Franchise fees and royalties	778	793	—	1,571
Other	1,431	4,285	1,589	7,305

Total sales to unaffiliated customers	28,878	49,298	23,922	102,098

Interest expense, net	2,584	4,651	1,452	8,687
Depreciation and amortization	1,057	1,008	938	3,003
(Loss) income before income taxes	(48,722)	7,412	4,348	(36,962)
Income tax provision	7,275	6,968	1,227	15,470

For the six months ended December 31, 2006
Sales to unaffiliated customers:
Check cashing	$22,773	$31,747	$25,387	$79,907
Consumer lending:
Fees from consumer lending	38,391	47,280	19,953	105,624
Provision for loan losses and adjustments to servicing revenue	(11,657)	(4,267)	(4,180)	(20,104)

Consumer lending, net	26,734	43,013	15,773	85,520
Money transfer fees	2,183	5,434	2,487	10,104
Franchise fees and royalties	1,911	2,113	—	4,024
Other	3,052	8,058	3,146	14,256

Total sales to unaffiliated customers	56,653	90,365	46,793	193,811

Interest expense, net	8,367	4,417	2,205	14,989
Depreciation and amortization	2,144	1,975	1,768	5,887
(Loss) income before income taxes	(64,162)	24,476	8,554	(31,132)
Income tax provision	7,141	13,324	2,579	23,044
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2006, the Company held put options with an aggregate notional value of $(CAN) 39.0 million and £(GBP) 7.2 million to protect the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
currency exposure in Canada and the United Kingdom through June 30, 2007. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially re- corded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2006, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three or six months ended December 31, 2006. As of December 31, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $166,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at December 31, 2006 was $256,756 and is included in prepaid expenses on the balance sheet.
Cross-Currency Interest Rate Swaps
In December 2006, OPCO entered into cross-currency swaps to hedge against the change in value of our U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency and to fix the rate on the debt entered into by each foreign subsidiary.
In December 2006, OPCO’s U.K subsidiary, Dollar Financial U.K. Limited, entered into a cross currency interest rate swap with a notional amount of GBP 21.2 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and it receives a rate of the three-month EURIBOR plus 3.00% per annum on Euro 31.4 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.3 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on US$39.9 million.
In December 2006, OPCO’s Canadian subsidiary, National Money Mart Company, entered into cross currency interest rate swaps with a notional amount of C$339.9 million that matures in October 2012. Under the terms of this swap, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and it receives a rate of the three-month LIBOR plus 2.75% per annum on US$295.0 million.
Upon maturity, these cross-currency interest rate swap agreements call for the exchange of notional amounts. The Company designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains or losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the net gain and loss in other comprehensive income and will reclassify the gains and losses into interest expense when it pays down the hedged items. There was no ineffectiveness related to these cash flow hedges for the three and six months ended December 31, 2006.
11. CONTINGENT LIABILITIES
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
proscribing usury seeks restitution and damages, including punitive damages and, seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the Company’s Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyer advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, the Company’s Canadian subsidiary commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. That action has not proceeded past the pleadings stage.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and the Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons’ action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action proceeded on November 27, 2006 in conjunction with the McKinnon action. The judge has not released her decision regarding the motions to date.
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
United States Legal Proceedings
The Company was the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs were the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams).
The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
The Company reached a settlement with plaintiff, resolving all issues for a nominal amount.
In March 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October 2006. The Company agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. The Company accrued $5.8 million during the quarter ended March 31, 2006, related to the Woods, Castillo and Williams cases. Settlement distribution to the class occurred on January 11, 2007; the Company will pay $42,000 in settlement administration fees and $3.1 million in attorneys fees and costs. The total distribution to the class was $2.7 million including estimated payments of the employer’s payroll taxes.
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
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
We The People Legal Proceedings
The Company’s business model for its legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions. The principal litigation for the We The People (“WTP”) business unit is as follows:
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “WTP USA”), and/or certain of its franchisees are defendants in various lawsuits. These actions, which are pending in Illinois, Ohio, and Oregon state courts, allege violations of the unauthorized practice of law statutes and various consumer protection statutes of those states. There are presently six stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from preparing legal documents in accordance with the Company’s present business model. The Illinois case has been pending since March 2001 although the Company is now in the process of finalizing a settlement. The Oregon case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The Ohio case has been pending since February 2006 and is presently set for hearing in March 2007.
Similar cases alleging violations of unauthorized practice of law statutes were brought against WTP in North Carolina, Florida and Georgia. The North Carolina and Florida cases were settled by Consent Decrees in July 2006 and WTP franchised stores continue to operate in both states based on terms of those settlements. The Georgia case was resolved by court order enjoining the current model as it applied to advertising and preparation of documents. All remaining issues in the Georgia case were dismissed by the Plaintiff in November 2006.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
The Former WTP and/or certain of WTP’s franchisees were defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the District of Colorado, Eastern District of New York, the District of Maryland, District of Connecticut, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan and the District of Delaware. The actions in Connecticut, Colorado, Illinois, New York, Connecticut, Maryland, Delaware, Michigan,Texas and Oklahoma have recently been settled by Consent Order and Stipulation. The cases in Tennessee, Idaho and North Carolina have been adjudicated by the courts and limits have been placed on the WTP model and price for services in those states. In each of these adversary proceedings, the United States Bankruptcy trustee alleged that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
In March 2003, the Former WTP, on behalf of its local franchisee, filed an appeal from a decision of the United States District Court for the District of Idaho which had reduced the fee that the Former WTP franchisee could charge for its bankruptcy petition preparation services and ruled that the Former WTP’s business model for the preparation of bankruptcy petitions was deceptive or unfair, resulted in the charging of excessive fees and constituted the unauthorized practice of law. In June, 2005, the United States Court of Appeals for the Ninth Circuit affirmed this decision, without reaching the issues related to unauthorized practice of law.
In May, 2005, WTP, the Former WTP and certain of WTP’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled were referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of WTP’s franchisees, in an effort to develop a protocol for the Company and WTP’s franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code. Subsequently, through mediation, this preliminary injunction, with several modifications, was the basis for a Stipulated Final Judgment permitting the WTP model protocol within the Southern and Eastern Districts of New York, Vermont and Connecticut.
In December 2004, the Former WTP entered into a stipulated judgment based on an alleged violation of the Federal Trade Commission’s Franchise Rule. Under the terms of the judgment, the Former WTP paid a $286,000 fine and is permanently enjoined from violating the Federal Trade Commission Act and the Franchise Rule and is required to comply with certain compliance training, monitoring and reporting and recordkeeping obligations. The Company requested that the Federal Trade Commission confirm that it agrees with the Company’s interpretation and that these obligations are applicable only to the Company’s legal document preparation services business.
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
In October, 2005, the Company filed an action against the former WTP Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from the Company. The Company also asserted breaches of representations and warranties made

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In March, 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against the Company in the United States District Court for the Central District of California alleging, among other claims, that the Company deprived plaintiffs of the benefits of the purchase agreement and improperly terminated the employment contracts that Ira and Linda Distenfield had with us. In April, 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. In December 2006, the Company settled the matter with all of the IDLD Parties and as a result the Company received all of the funds, approximately $3.25 million, which had been held in escrow from the acquisition and is recorded in the Proceeds from legal settlement line item in the statement of operations.
On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleged that the Company and its subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, the Company filed a petition to compel arbitration, which has been granted and the parties are in the process of preparing for that arbitration. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.
On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004 relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration, the court has approved that stipulation and the Company is in the process of preparing for that arbitration. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend the matter.
On September 29, 2006, Shirley Lee (“Lee”) filed a complaint against the Former WTP and related persons and WTP. This case is related to the GTM action referenced above, in that Lee claims to have purchased an interest in the same WTP center in which GTM is alleged to have purchased an interest. The complaint asserts various claims against all defendants, but primarily asserts breach of contract and contractual interference against WTP, and seeks unspecified restitution, compensatory damages and punitive damages. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend this matter.
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. The Company believes the material allegations in the complaint with respect to the Company, its subsidiaries and related parties are without merit and intend to defend the matter vigorously.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters or any other Company litigation.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
The provision for income taxes was $23.0 million for the six months ended December 31, 2006 compared to $10.7 million for six months ended December 31, 2005. The Company’s effective tax rate was not meaningful for the three and six months ended December 31, 2006 due to a loss before income taxes. The Company’s effective tax rate was 67.0% and 66.7% for the three and six months, respectively, ended December 31, 2005. The Company’s effective tax rate differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on US deferred tax assets. Additionally, pursuant to APB28 and FASB109 the Company recorded the tax effect related to the costs of retiring the $268.1 million of Notes in the six months ended December 31, 2006 and the WTP restructuring completed in the second quarter. Interest expense on the Company’s public debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At December 31, 2006, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $44.4 million, which reflects a reduction of $3.1 million for the six months ended December 31, 2006 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the quarter. The Company believes that its ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from its June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company's net operating losses or further limit its ability to utilize the net operating losses under Section 382 of the Code. The deferred tax assets related to excess foreign tax credits are also fully offset by a valuation allowance.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	December 31,
	2005	2006
Company Operating Data:

Stores in operation:
Company-owned	747	885
Franchised stores and check cashing merchants	582	397

Total	1,329	1,282

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Check Cashing Data:

Face amount of checks cashed (in millions)	$941	$1,082	$1,858	$2,092
Face amount of average check	$441	$472	$440	$474
Face amount of average check (excluding Canada and the United Kingdom)	$393	$405	$391	$403
Average fee per check	$16.50	$18.10	$16.47	$18.10
Number of checks cashed (in thousands)	2,135	2,294	4,223	4,414

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Check Cashing Collections Data:

Face amount of returned checks (in thousands)	$9,626	$11,911	$19,846	$22,733
Collections (in thousands)	(6,968)	(8,688)	(14,225)	(16,400)

Net write-offs (in thousands)	$2,658	$3,223	$5,621	$6,333

Collections as a percentage of returned checks	72.4%	72.9%	71.7%	72.1%
Net write-offs as a percentage of check cashing revenues	7.6%	7.8%	8.1%	7.9%
Net write-offs as a percentage of the face amount of checks cashed	0.28%	0.30%	0.30%	0.30%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
U.S. company-funded consumer loan originations (1)	$61,960	$71,566	$129,596	$133,800
Canadian company-funded consumer loan originations (2)	143,981	205,393	273,073	365,691
U.K. company-funded consumer loan originations (2)	50,854	62,329	102,776	120,346

Total company-funded consumer loan originations	$256,795	$339,288	$505,445	$619,837

U.S. Servicing revenues	$5,552	$8,799	$9,506	$17,089
U.S. company-funded consumer loan revenues	10,415	11,205	20,254	21,302
Canadian company-funded consumer loan revenues	17,419	26,429	32,476	47,280
U.K. company-funded consumer loan revenues	7,708	10,366	15,096	19,953
Provision for loan losses and adjustments to servicing revenues	(7,748)	(10,532)	(16,521)	(20,104)

Total consumer lending revenues, net	$33,346	$46,267	$60,811	$85,520

Gross charge-offs of company-funded consumer loans	$26,691	$36,199	$52,564	$68,087
Recoveries of company-funded consumer loans	(20,608)	(29,991)	(41,578)	(55,683)

Net charge-offs on company-funded consumer loans	$6,083	$6,208	$10,986	$12,404

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.4%	10.7%	10.4%	11.0%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	8.0%	8.9%	8.2%	9.0%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.4%	1.8%	2.2%	2.0%

(1)	Our company operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during the three and six months ended December 31, 2005 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas, during the three and six months ended December 31, 2006. In Texas, the Company now offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and six months ended December 31, 2006 and 2005. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to”OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
We are the parent company of Dollar Financial Group, Inc., collectively referred to herein as OPCO, and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, where we fund the loans directly, interest and fees on the loans. With respect to our WTP franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. The lender in our CustomCash® domestic installment loan program, First Bank, has been working to address certain concerns raised by the FDIC with respect to this program. While we have been responsive to the bank’s requests and inquiries, we cannot be certain whether the bank will ultimately continue this line of business. However, at this time, we have no indication that the bank will not continue this program.
On July 21, 2006, we used the $80.8 million net proceeds from the June, 2006 follow-on offering of common stock to redeem $70.0 million principal amount of our 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475.0 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes. We incurred a loss on the extinguishment of debt of $23.8 million and $31.8 million for the three- and six – month periods ending December 31, 2006, respectively.
In October 2006, we redeemed $198.0 million principal of the Notes, and wrote-off $7.2 million of unamortized deferred issuance costs related to this redemption.
On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees, which we refer to as the Canadian Acquisition. The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees, which we refer to as the Purchase Agreements. The total purchase price for the Canadian Acquisition was approximately $123.6 million in addition to cash in stores and other adjusting items upon the closing of the transaction.
On November 12, 2006, we completed the acquisition of 23 financial services stores, predominantly located in Southwest Florida. The total purchase price for the acquisition was $28.6 million cash.
In December 2006, we completed cross currency-swap transactions which synthetically converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate $375.0 million debt issuance to a blended fixed rate of 7.4%.
Also, in December 2006, we announced our restructuring plan for our WTP business. Under the plan, we are closing our remaining twelve company-operated WTP stores, of which ten were closed by the end of December 31, 2006, with the other two company-operated stores expected to be closed by the end of March 2007. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we have incurred $1.2 million for cash expenses related to the closure of the company operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, we have incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 18 consecutive months ending December 31, 2006 as comparable stores and franchises.
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
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. We maintain a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $857,000 at June 30, 2006 and $1.0 million at December 31, 2006 and is included in accrued expenses and other liabilities.
If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, our servicing fee is reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, we establish a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $1.2 million at June 30, 2006 and December 31, 2006.
We serviced $35.7 million of installment loans for First Bank during the six months ended December 31, 2006 compared to $17.6 million of single-payment loans and $16.9 million installment loans, or a total of $34.5 million during the six months ended December 31,

2005. At December 31, 2006, there was $9.2 million in outstanding CustomCash® installment loans for First Bank and $7.9 million outstanding at June 30, 2006.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. In March 2006, we refined our loan loss reserve policy so that if the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in other consumer lending receivables, net and was $8.6 million at December 31, 2006 and $4.3 million at June 30, 2006.
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
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights were deemed to have an indefinite useful life and were expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. We perform the Company’s impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Intangibles with indefinite lives are reviewed for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
The fair value of our goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. We use management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. We make every effort to forecast our future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.
In December 2006, due to the inability to integrate the WTP business with our existing check cashing and payday lending store network along with the litigation surrounding the WTP business, we approved and implemented a restructuring plan for the WTP business, which had previously been included in our U.S. reporting unit. The restructuring plan includes the closing of all of the company-

owned WTP locations and also to focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business, we determined an indicator of impairment existed related to the WTP goodwill. We tested this goodwill for impairment as required under FAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.
We tested the remaining portion of the U.S. reporting unit for goodwill impairment and determined that goodwill was not impaired as of December 31, 2006.
In addition, due to the restructuring, we performed an analysis to compare the estimated fair value of WTP’s territory rights to their carrying value. Because WTP plans to focus its sale of franchises to a select group of targeted states, which do not include those for which the territory rights relate, carrying value of the asset was not recoverable. As a result, an impairment charge of $5.3 million was incurred.
We assess impairments of our intangible assets, with finite lives, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We periodically review the carrying value of our intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.
In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $518,000. See Note 7 “Goodwill and Other Intangibles” for more detail.
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

Results of Operations
Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Check cashing	$35,224	$41,518	43.7%	40.7%	$69,571	$79,907	44.8%	41.2%
Consumer lending revenue, net	33,346	46,267	41.3%	45.3%	60,811	85,520	39.2%	44.1%
Money transfer fees	4,262	5,437	5.3%	5.3%	8,220	10,104	5.3%	5.2%
Franchise fees and royalties	2,487	1,571	3.1%	1.5%	5,403	4,024	3.5%	2.1%
Other revenue	5,348	7,305	6.6%	7.2%	11,127	14,256	7.2%	7.4%

Total revenue	$80,667	$102,098	100.0%	100.0%	$155,132	$193,811	100.0%	100.0%

The Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005
Total revenues were $102.1 million for the three months ended December 31, 2006 compared to $80.7 million for the three months ended December 31, 2005, an increase of $21.4 million or 26.5%. Comparable retail store and franchised store sales for the entire period increased $8.6 million or 11.2%. New store openings accounted for an increase of $2.8 million and new store acquisitions accounted for an increase of $11.8 million. The increases were partially offset by a decrease of $851,000 in revenues related to the WTP business, $763,000 in revenues from closed stores.
Favorable currency rates in Canada and the United Kingdom contributed $1.0 and $1.8 million, respectively, of the increase for the quarter. On a constant currency basis, revenues in the United Kingdom for the quarter increased $3.3 million primarily related to revenues from our consumer loan products and check cashing. Revenues in the United States increased $619,000 for the quarter, net of the $851,000 decrease in WTP revenues, primarily due to our new Custom Cash® product which was launched in the second quarter of fiscal 2006. On a constant currency basis, revenues from our Canadian subsidiary for the quarter increased $14.7 million. The growth in our Canadian subsidiary is due to a $9.0 million increase from our consumer loan products as a combined result of a criteria change in the second quarter of fiscal year 2007 and an overall increase in our Canadian customer average outstanding balance. In addition, Canadian check cashing revenue increased $3.7 million during the quarter. Additional revenue in the quarter generated from the 82 Canadian stores acquired in late October 2006 was $9.4 million.
The Six Months Ended December 31, 2006 compared to the Six Months Ended December 31, 2005
Total revenues were $193.8 million for the six months ended December 31, 2006 compared to $155.1 million for the six months ended December 31, 2005, an increase of $38.7 million or 25.0%. Comparable retail store and franchised store sales for the entire period increased $22.4 million or 15.3%. New store openings accounted for an increase of $5.1 million and new store acquisitions accounted for an increase of $14.8 million. These increases were partially offset by a decrease of $1.3 million in revenues from closed stores and a decrease related to the WTP business of $2.1 million.
A stronger Canadian dollar, partially offset by a weaker British pound, positively impacted revenue by $6.0 million for the six months ended December 31, 2006. Revenues in the United Kingdom for the six months increased by $6.7 million, on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues in the United States for the six months increased $2.9 million. Revenues from our Canadian operations for the six months increased $23.2 million on a constant dollar basis. The growth in our Canadian operations is due to a $14.6 million increase from consumer loan products as a result of the acquisition of 82 stores in late October 2006, a recent criteria change in the second quarter of fiscal 2007 and an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $5.4 million in the first six months of fiscal 2007 compared to the same period in the prior year.

Store and Regional Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Salaries and benefits	$26,004	$32,127	32.2%	31.5%	$51,195	$61,095	33.0%	31.5%
Occupancy	6,752	7,931	8.4%	7.8%	13,470	15,583	8.7%	8.0%
Depreciation	1,835	2,157	2.3%	2.1%	3,667	4,211	2.4%	2.2%
Returned checks, net and cash shortages	3,128	3,765	3.9%	3.7%	6,387	7,397	4.1%	3.8%
Telephone and communications	1,445	1,473	1.8%	1.4%	2,866	3,017	1.8%	1.6%
Advertising	2,633	3,196	3.3%	3.1%	4,822	5,458	3.1%	2.8%
Bank Charges and armored carrier expenses	2,171	2,569	2.7%	2.5%	4,266	4,837	2.7%	2.5%
Other	8,690	11,422	10.7%	11.2%	15,999	20,885	10.4%	10.8%

Total store and regional expenses	$52,658	$64,640	65.3%	63.3%	$102,672	$122,483	66.2%	63.2%

The Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005
Store and regional expenses were $64.6 million for the three months ended December 31, 2006 compared to $52.7 million for the three months ended December 31, 2005, an increase of $11.9 million or 22.6%. New store openings accounted for an increase of $3.3 million and new store acquisitions accounted for an increase of $4.8 million while comparable retail store and franchised store expenses for the entire period increased $7.5 million. Partially offsetting these increases was a decrease of$485,000 from closed stores and $1.5 million from the WTP business.
For the three months ended December 31, 2006 total store and regional expenses decreased to 63.3% of total revenue compared to 65.3% of total revenue for the three months ended December 31, 2005. On a consistent currency basis, store and regional expenses increased $9.7 million in Canada, $4.5 million in the United Kingdom and $1.9 million in the United States. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, advertising, occupancy and other costs commensurate with the growth in that country. In the United States, the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the acquisition of WTP USA stores, most of which have been subsequently closed.
The Six Months Ended December 31, 2006 compared to the Six Months Ended December 31, 2005
Store and regional expenses were $122.5 million for the six months ended December 31, 2006 compared to $102.7 million for the six months ended December 31, 2005, an increase of $19.8 million or 19.3%. The impact of foreign currencies accounted for $3.8 million of the increase. New store openings accounted for an increase of $5.9 million and new store acquisitions accounted for an increase of $6.0 million while comparable retail store and franchised store expenses for the entire period increased $16.0 million. Partially offsetting these increases was a decrease of $978,000 from closed stores and $2.1 million from the WTP business.
For the six months ended December 31, 2006 total store and regional expenses decreased to 63.2% of total revenue compared to 66.2% of total revenue for the six months ended December 31, 2005. On a consistent currency basis, store and regional expenses increased $13.5 million in Canada, $7.1 million in the United Kingdom and $1.4 million in the United States. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses, all of which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, advertising, occupancy and other costs commensurate with the growth in that country, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. In the U.S., the increase is primarily due to salaries, occupancy and other costs as a result of the incremental costs associated with the acquisition of We The People stores, most of which have been subsequently closed.

Corporate and Other Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2005	2006	2005	2006	2005	2006	2005	2006
Corporate expenses	$10,410	$13,172	12.9%	12.9%	$19,582	$26,005	12.6%	3.4%
Other depreciation and amortization	886	846	1.1%	0.8%	1,811	1,676	1.2%	0.9%
Interest expense	7,438	8,687	9.2%	8.5%	14,679	14,989	9.5%	7.7%
Loss on extinguishment of debt	—	23,797	0.0%	23.3%	—	31,784	0.0%	16.4%
Proceeds from legal settlement	—	(3,256)	0.0%	3.2%	—	(3,256)	0.0%	1.7%
Goodwill impairment and other charges	—	24,464	0.0%	24.0%	—	24,464	0.0%	12.6%
Mark to market — term loans	—	6,619	0.0%	6.5%	—	6,619	0.0%	3.4%
Other, net	142	91	0.2%	0.1%	418	179	0.3%	0.1%
Income tax provision	6,115	15,470	7.6%	15.2%	10,653	23,044	6.9%	11.9%
The Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005
Corporate Expenses
Corporate expenses were $13.2 million for the three months ended December 31, 2006 compared to $10.4 million for the three months ended December 31, 2005. The $2.8 million increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with FAS 123(R), as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $846,000 for the three months ended December 31, 2006 compared to $866,000 for the three months ended December 31, 2005.
Interest Expense
Interest expense was $8.7 million for the three months ended December 31, 2006 compared to $7.4 million for the three months ended December 31, 2005. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 outstanding principal of our notes. As a result, interest expense for the quarter decreased $2.8 million. On October 30, 2006 we completed the refinancing of our existing credit facility and entered into the New Credit Agreement which resulted in an increase of $5.9 million. Additional borrowings under our revolving credit facility attributed to an additional $907,000 of the increase.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $23.8 for the three months ended December 31, 2006. There was no loss on extinguishment of debt for the same period in the prior fiscal quarter.
On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the three months ended December 31, 2006, the loss incurred on the extinguishment of debt is as follows (in millions):

Three Months Ended
December 31, 2006
Tender premium	$17.6
Write-off of previously capitalized deferred issuance costs, net	7.2
Write-off of original issue premium	(1.0)

$23.8

Proceeds from Legal Settlement
Proceeds from legal settlements for the three months ended December 31, 2006 was $3.3 million. There were no proceeds from legal settlements in the same period in prior fiscal quarter.
On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield which we refer to collectively as the IDLD Parties alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.25 million, which had been held in escrow from the acquisition.
Goodwill Impairment and Other Charges
We incurred $24.5 million in goodwill impairment and other charges during the three months ended December 31, 2006. No such charges were incurred in the same period in the prior fiscal quarter.
In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we have incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.
Mark to Market –Term Loans
We incurred $6.6 million charge in the three months ended December 30, 2006 due to foreign currency translation adjustments related to our subsidiaries foreign term debt, which is denominated in currencies other than their local currency, during the transitional period until we completed a cross currency interest rate swap which synthetically converted the foreign debt into the local currency of each country.
Income Tax Provision
The provision for income taxes was $15.5 million for the three months ended December 31, 2006 compared to a provision of $6.1 million for the three months ended December 31, 2005. Our effective tax rate was not meaningful for the three months ended December 31, 2006 compared to a rate of 66.95% for the three months ended December 31, 2005. Our effective tax rate differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on US deferred tax assets. Additionally, pursuant to APB28 and FASB109 we recorded the tax effect related to the costs of retiring the $198 million of Notes and the WTP business unit restructuring in the three months ended December 31, 2006. Interest expense on our public debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At December 31, 2006, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences, were reduced by a valuation allowance of $44.4 million which reflects a reduction of $8.9 million for the three months ended December 31, 2006 resulting from the utilization of net operating losses to help eliminate U.S. taxes on taxable dividends from Canada and the UK during the quarter. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code which we refer to as the Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code. The deferred tax assets related to excess foreign tax credits are also fully offset by a valuation allowance.

The Six Months Ended December 31, 2006 compared to the Six Months Ended December 31, 2005
Corporate Expenses
Corporate expenses were $26.0 million for the six months ended December 31, 2006 compared to $19.6 million for the six months ended December 31, 2005. The $6.4 million increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with FAS 123(R), additional legal fees and litigation settlement costs, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $1.7 million for the six months ended December 31, 2006 compared to $1.8 million for the six months ended December 31, 2005.
Interest Expense
Interest expense was $14.7 million for the six months ended December 31, 2006 compared to $15.0 million for the six months ended December 31, 2005. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 outstanding principal of our notes. As a result, interest expense for the quarter decreased $2.3 million. On October 30, 2006 we completed the refinancing of our existing credit facility and entered into the New Credit Agreement which resulted in an increase of $5.9 million. Additional borrowings under our revolving credit facility attributed to an additional $1.1 million of the increase.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $31.8 for the six months ended December 31, 2006. There was no loss on extinguishment of debt for the same period in the prior fiscal quarter.
On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of its outstanding Notes. On October 30, 2006, we completed the refinancing of its existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the three months ended December 31, 2006, the loss incurred on the extinguishment of debt is as follows (in millions):

	Three months Ended		Six months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Call Premium	$—	$—	$—	$6.8
Tender premium	—	17.6	—	17.6
Write-off of previously capitalized deferred issuance costs, net	—	7.2	—	8.8
Write-off of original issue premium	—	(1.0)	—	(1.4)

Total	$—	$23.8	$—	$31.8

Proceeds from Legal Settlement
Proceeds from legal settlements for the six months ended December 31, 2006 was $3.3 million. There were no proceeds from legal settlements in the same period in prior fiscal quarter.
On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield, which we refer to collectively as the IDLD Parties, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.25 million, which had been held in escrow from the acquisition.

Goodwill Impairment and Other Charges
We incurred $24.5 million in goodwill impairment and other charges during the six months ended December 31, 2006. No such charges were incurred in the same period in the prior fiscal quarter.
In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we have incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.
Mark to Market –Term Loans
We incurred $6.6 million charge in the six months ended December 30, 2006 due to foreign currency translation adjustments related to our subsidiaries foreign debt which is denominated in currencies other than their local currency, during the transition period until we completed a cross currency interest rate swap which synthetically converted the foreign debt into the local currency of each country. .
Income Tax Provision
The provision for income taxes was $23.0 million for the six months ended December 31, 2006 compared to a provision of $10.7 million for the six months ended December 31, 2005. Our effective tax rate was not meaningful for the six months ended December 31, 2006 compared to a rate of 66.70% for the three months ended December 31, 2005. Our effective tax rate differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on US deferred tax assets. Additionally, pursuant to APB28 and FASB109 we recorded the tax effect related to the costs of retiring the $268 million of Notes in the six months ended December 31, 2006 and the WTP restructuring completed in the second quarter. Interest expense on our public debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At December 31, 2006, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $44.4 million, which reflects a reduction of $3.1 million for the six months ended December 31, 2006 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the quarter. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code. The deferred tax assets related to excess foreign tax credits are also fully offset by a valuation allowance.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, consumer loans and other operating activities. For the six months ended December 31, 2006, cash and cash equivalents increased $4.5 million. Net cash provided by operating activities was $8.4 million for the six months ended December 31, 2006 compared to $224,000 for the six months ended December 31, 2005. The increase in net cash provided by operations was primarily the result of improved operating earnings.
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
Net cash provided by operating activities was $8.4 million for the six months ended December 31, 2006 compared to cash provided of $224,000 for the six months ended December 31, 2005. The increase in net cash provided by operations was primarily the result of improved operating earnings.
Net cash used in investing activities for the six months ended December 31, 2006 was $156.9 million compared to $13.8 million for the six months ended December 31, 2005. The increase is related to the second quarter acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida. For the six months ended December 31, 2006, we made capital expenditures of $9.7 million and acquisitions of $147.2 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $19.6 million during our fiscal year ending June 30, 2007, for remodeling and relocation of certain existing stores and for opening additional new stores.
Net cash provided by financing activities for the six months ended December 31, 2006 was $153.9 million compared to net cash provided of $20.2 million for the six months ended December 31, 2005. The cash provided in the six months ended December 31, 2006 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes as well as the increase in our long term debt and revolving credit facility related to the two aforementioned acquisitions.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of US$75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of US$295.0 million, which we refer to as the Canadian Term Facility. with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a US$40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of US$25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.
Revolving Credit Facilities. We have two revolving credit facilities: the U.S. Revolving Facility and the Canadian Revolving Facility, both components of the New Credit Agreement:
United States Revolving Credit Facility. OPCO has the U.S. Revolving Facility commitment has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. Under this revolving commitment, up to $30 million may be used domestically in connection with letters of credit. The term of this commitment is October 30, 2011. The commitment may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the terms loans under the New Credit Agreement) in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the domestic commitment is limited to the lesser of the total commitment of $75 million or 85% of certain domestic liquid assets plus $25 million. At December 31, 2006, the borrowing capacity was $58.0 million. At December 31, 2006 there was $17.1 million outstanding under the domestic facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company has the Canadian Revolving Facility commitment has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The term of this commitment is October 30, 2011. The commitment may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement) in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement) 50% of equity issuances, 100% of debt issuances and certain proceeds of asset sales. OPCO’s wholly owned Canadian subsidiary, National Money Mart Company’s borrowing capacity under the Canadian commitment is limited to the lesser of the total commitment of $25 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At December 31, 2006, the borrowing capacity was $25. There was $21.3 million outstanding under the Canadian facility at December 31, 2006.
Long-Term Debt. As of December 31, 2006, long term debt consisted of $1.9 million principal amount of the Notes and $375.8 million in term loans due October 30, 2012 under the New Credit Agreement. On September 14, 2006, OPCO announced that OPCO commenced a cash tender offer for any and all of its outstanding $200,000,000 aggregate principal amount Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments to the indenture, which we refer to as Amendments, under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among us, OPCO and certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which we refer to as the Supplemental Indenture and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the closing of the credit facilities as described above and the acceptance of Notes tendered pursuant to the tender offer. The aggregate principal amount of the Notes tendered and redeemed by us was $268.1 million. The tender offer documents more fully set forth the terms of the tender offer and consent solicitation. The total principal amount of the notes tendered was $198.0 million.

Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2006, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$38,428	$38,428	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011	1,985	—	—	1,985	—
Term loans due 2012	375,817	3,758	11,162	7,218	353,679
Capital lease obligations	—	—	—	—	—
Operating lease obligations	115,283	27,583	42,956	21,541	23,203
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrants balance sheet under GAAP	367	367	—	—	—

Total contractual cash obligations	$531,880	$70,136	$54,118	$30,744	$376,882

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
Balance Sheet Variations
December 31, 2006 compared to June 30, 2006
Restricted cash was $2.5 million at December 31, 2006, compared to $80.8 million at June 30, 2006. The $80.8 million at June 30, 2006 was a result of cash proceeds from our follow-on offering of our common stock in June 2006. The cash proceeds were used on July 21, 2006 for the redemption of $71.3 million principal and accrued interest on our outstanding Notes and the related redemption premium. At December 31, 2006, the restricted cash reflected cash held in escrow related to the two second quarter acquisitions.
Loans receivable, net increased to $79.6 million at December 31, 2006 from $53.6 million at June 30, 2006 due primarily to the increase of the international loan portfolio, offset by the increase in the allowance for loan losses resulting from the growth of the portfolios.
Other consumer lending receivables, net increased $4.6 million due primarily to the $4.3 million increase in the receivable for defaulted single-payment loans, net of the allowance.
Deferred tax assets, net of valuation allowance increased $1.3 million, from $0.2 million at June 30, 2006 to $1.5 million at December 31, 2006. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency swaps used to hedge against the change in value of our U.K. and Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.

Goodwill and other intangibles increased $102.7 million from $218.6 million at June 30, 2006 to $321.3 million at December 31, 2006 due to acquisitions of $134.6 million offset by $28.5 million in impairment of goodwill and other intangibles related to the reorganization of the WTP business unit and foreign currency translation adjustments of $3.4 million.
Accounts payable increased $14.2 million from $23.4 million at June 30, 2006 to $37.6 million at December 31, 2006 due primarily to timing of settlements with third-party vendors and our franchisees.
Accrued expenses and other liabilities decreased to $30.6 million at December 31, 2006 from $36.6 million at June 30, 2006 due primarily to the write-off of deferred revenue related to the reorganization of the WTP business unit.
Revolving credit facilities and long-term debt increased $105.6 million from $311.0 million at June 30, 2006 to $416.6 million at December 31, 2006. The increase is due primarily to the refinancing of the existing credit facility, which consists of the Canadian Term Facility of US$294.3 million and the UK Term Facility, an aggregate amount of US$81.6 million offset by the retirement of $268.0 million of its outstanding Notes on July 21, 2006.
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
Interest Rates
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. While our revolving credit facilities carry variable rates of interest, the majority of our debt consists primarily of floating rate term loans which have been synthetically converted to the equivalent of a fixed rate basis. Because most of our average outstanding indebtedness carries a synthetic fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows. See the section entitled “Cross Currency Interest Rate Swaps”.
Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2006, we held put options with an aggregate notional value of $(CAN) 39.0 million and £(GBP) 7.2 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the three months ended December 31, 2006. As of December 31, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $166,002 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2006 was $256,756 and is included in other assets on the balance sheet.
Canadian operations accounted for earnings of approximately 178.6% of consolidated pre-tax losses for the six months ended December 31, 2006 and 151.9% of consolidated pre-tax earnings for the six months ended December 31, 2005. U.K. operations accounted for earnings of approximately 127.5% of consolidated pre-tax losses for the six months ended December 31, 2006 and approximately 36.2% of consolidated pre-tax earnings for the six months ended December 31, 2005. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $36.9 million.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $3.3 million for the six months ended December 31, 2006 and $3.0 million for the six months ended December 31, 2005. This impact represents nearly 110.6% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2006 and 18.8% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2005.
Cross-Currency Interest Rate Swaps
In December 2006, we entered into cross-currency swaps to hedge against the change in value of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.
In December 2006, our U.K subsidiary, Dollar Financial U.K. Limited, entered into a swap with a notional amount of GBP 21.2 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and Dollar Financial U.K. Limited receives a rate of the three-month EURIBOR plus 3.00% per annum on Euro 31.4 million. In December 2006, Dollar Financial U.K. Limited also entered into a swap with a notional amount of GBP 20.3 million that matures in October 2012. Under the terms of this swap, we pay GBP at a rate of 8.36% per annum and we receive a rate of the three-month LIBOR plus 3.00% per annum on $39.9 million.
In December 2006, our Canadian subsidiary, National Money Mart Company, entered into a swap with a notional amount of C$339.9 million that matures in October 2012. Under the terms of this swap, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Money Mart Company receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.
Upon maturity, these cross-currency swap agreements call for the exchange of notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and term loans, which are offsetting, in each period in “Corporate Expenses” in our consolidated statements of operations. Because these derivatives are perfectly effective, we record the net gain and loss in other comprehensive income and will reclassify the gains and losses into interest expense when we extinguish the hedged items. There was no ineffectiveness related to these cash flow hedges for the three and six months ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, which we refer to as the Exchange Act). Based on this evaluation, our Chief Executive Officer, President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and makes changes to our systems and processes to improve controls and increase efficiency, which ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the legal proceedings discussed below, which we are defending vigorously, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although we believe that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury seeks restitution and damages, including punitive damages and seeks injunctive relief prohibiting further alleged usurious charges. Our Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. Our motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against the our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, our Canadian subsidiary settled this action, subject to court approval. On March 3, 2006, just prior to the date scheduled for final court approval of the settlement, the plaintiff’s lawyer advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, our Canadian subsidiary commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. That action has not proceeded past the pleadings stage.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and our Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons’ action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. The certification motion in this action proceeded on November 27, 2006 in conjunction with the McKinnon action. The judge has not released her decision regarding the motions to date.
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
At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters. If the courts determine that our Canadian subsidiary’s activities violated federal usury law, such as a decision could have a material adverse impact on our business results of operation and financial condition.
United States Legal Proceedings
We were the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleges violations of California’s wage-and-hour laws. The named plaintiffs were our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that we misclassified its California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams).
The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. We reached a settlement with plaintiff, resolving all issues for a nominal amount.
In March 2006, we reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October 2006. We agreed to settle Woods for $4,000,000, Castillo for $1,100,000 and Williams for $700,000. We accrued $5.8 million during the quarter ended March 31, 2006, related to the Woods, Castillo and Williams cases. Settlement distribution to the class occurred on January 11, 2007; we will pay $42,000 in settlement administration fees and $3.1 million in attorneys fees and costs. The total distribution to the class was $2.7 million including estimated payments of the employer’s payroll taxes.
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
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions. The principal litigation for the We the People (“WTP”) business unit is as follows:
The company from which we bought the assets of our We The People business, We The People Forms and Service Centers USA, Inc., which we refer to as WTP USA, and/or certain of our franchisees are defendants in various lawsuits. These actions, which are pending in Illinois, Ohio, and Oregon state courts, allege violations of the unauthorized practice of law statutes and various consumer protection statutes of those states. There are presently six stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from preparing legal documents in accordance with our present business model. The Illinois case has been pending since March 2001 although we are now in the process of finalizing a settlement. The Oregon case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The Ohio case has been pending since February 2006 and is presently set for hearing in March 2007.
Similar cases alleging violations of unauthorized practice of law statutes were brought against WTP in North Carolina, Florida and Georgia. The North Carolina and Florida cases were settled by Consent Degrees in July 2006 and WTP franchised stores continue to operate in both states based on terms of those settlements. The Georgia case was resolved by court order enjoining the current model as it applied to advertising and preparation of documents. All remaining issues in the Georgia case were dismissed by the Plaintiff in November 2006.

The Former WTP and/or certain of WTP's franchisees were defendants in adversary proceedings commenced by various United States Bankruptcy trustees in bankruptcy courts in the District of Colorado, Eastern District of New York, the District of Maryland, District of Connecticut, the Northern District of Illinois, the Middle District of Tennessee, the Eastern District of Tennessee, the Eastern District of Oklahoma, the Middle District of North Carolina, the District of Idaho, the District of Oregon, the Eastern District of Michigan and the District of Delaware. The actions in Connecticut, Colorado, Illinois, New York, Connecticut, Maryland, Delaware, Michigan, Texas and Oklahoma have recently been settled by Consent Order and Stipulation. The cases in Tennessee, Idaho and North Carolina have been adjudicated by the courts and limits have been placed on the WTP model and price for services in those states. In each of these adversary proceedings, the United States Bankruptcy trustee alleged that the defendants violated certain requirements of Section 110 of the United States Bankruptcy Code, which governs the preparation of bankruptcy petitions by non-attorneys, and engaged in fraudulent, unfair and deceptive conduct which constitutes the unauthorized practice of law.
In March 2003, the Former WTP, on behalf of its local franchisee, filed an appeal from a decision of the United States District Court for the District of Idaho which had reduced the fee that the Former WTP franchisee could charge for its bankruptcy petition preparation services and ruled that the Former WTP’s business model for the preparation of bankruptcy petitions was deceptive or unfair, resulted in the charging of excessive fees and constituted the unauthorized practice of law. In June 2005, the United States Court of Appeals for the Ninth Circuit affirmed this decision, without reaching the issues related to unauthorized practice of law.
In May 2005, WTP, the Former WTP and certain of WTP’s local franchisees temporarily settled two of the bankruptcy adversary proceedings pending in the District of Connecticut and in the Southern District of New York by entering into stipulated preliminary injunctions regarding preparation of bankruptcy petitions within these judicial districts pending the final resolution of these proceedings. Each of the adversary proceedings temporarily settled were referred to mediation, together with certain other matters currently pending in the Southern District of New York and in the Eastern District of New York against the Former WTP and certain of WTP’s franchisees, in an effort to develop a protocol for us and WTP’s franchisees located within all Federal judicial districts in New York, Vermont and Connecticut to comply with Section 110 of the Bankruptcy Code. Subsequently, through mediation, the preliminary injunction, with several modifications, was the basis for a Stipulated Final Judgment permitting the WTP model protocol within the Southern and Eastern Districts of New York, Vermont and Connecticut.
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
In October 2005, we filed an action against the Former WTP, Ira Distenfield and Linda Distenfield, which we refer to collectively as the IDLD Parties, in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In March 2006, the sellers and We The People Hollywood Florida, Inc. filed suit against us in the United States District Court for the Central District of California alleging, among other claims, that we deprived plaintiffs of the benefits of the purchase agreement, improperly terminated the employment contracts that Ira and Linda Distenfield had with us. In April 2006, the parties agreed to stay both the Pennsylvania and California litigations and to have all disputes resolved by arbitration. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.25 million, which had been held in escrow from the acquisition.
On July 6, 2006, New Millennium Corporation, which we refer to as NMC, filed a complaint against us and certain of our subsidiaries, including WTP, and others, including the Former WTP This case involves a franchise agreement between the Former WTP and NMC dated April

7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleged that we and our subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, we filed a petition to compel arbitration, which has been granted and the parties are in the process of preparing for that arbitration. We believe the material allegations in the complaint with respect to us and our subsidiaries are without merit and intend to defend the matter vigorously.
On July 24, 2006, Glen Tiorum Moors, who we refer to as GTM, filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004 relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration, the court has approved that stipulation and we are in the process of preparing for that arbitration. We believe that the material allegations against WTP are without merit and intend to vigorously defend the matter.
On September 29, 2006, Shirley Lee, who we refer to as Lee, filed a complaint against the Former WTP and related persons and WTP. This case is related to the GTM action referenced above, in that Lee claims to have purchased an interest in the same WTP center in which GTM is alleged to have purchased an interest. The complaint asserts various claims against all defendants, but primarily asserts claims breach of contract and contractual interference against WTP, and seeks unspecified restitution, compensatory damages and punitive damages. We believe that the material allegations against WTP are without merit and intend to vigorously defend this matter.
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against us, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. We believe the material allegations in the complaint with respect to us, our subsidiaries and related parties are without merit and intend to defend the matter vigorously.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters or any other Company litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of our stockholders was held on November 16, 2006. The following persons were elected to serve as Class B members of the Board of Directors of the Company each to serve until the 2009 annual meeting of our stockholders and until their respective successors are duly elected and qualified:

	Votes For:	Votes Withheld:
David Golub	20,344,154	1,062,014
David Jessick	20,725,139	681,029
Kenneth Schwenke	20,725,139	681,029
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2007 was ratified:

Votes For:	20,950,623
Votes Against:	443,045
Abstentions:	12,500

Item 6. Exhibits

Exhibit No.	Description of Document
2.1	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 764815 Ontario Inc., 1556911 Ontario Limited, 6052746 Canada Inc., 1068020 Ontario Inc. a company Incorporated under the laws of the Province of Ontario, The David Robertson Family Trust and David Robertson (1).

2.2	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, Canadian Capital Corporation, an Ontario Corporation, Gus Baril, Leslie Baril, and Baril Family Trust #2 (1).

2.3	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 0729648 B.C. Ltd., 1204594 Alberta Ltd., 360788 B.C. Ltd.,1008485 Alberta Ltd., 769515 Alberta Ltd., 815028 Alberta Inc., 632758 Alberta Ltd., a company incorporated under the laws of the Province of Alberta, Rich- Mar Securities Ltd., a company incorporated under the laws of the Province of British Columbia, Mary Franchuk and The Mary Franchuk Family Trust (1).

2.4	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, Jenica Holdings Inc. an Ontario Corporation, Shelley Stanga and 1210260 Ontario Limited, an Ontario Corporation (1).

2.5	Purchase Agreement, dated as of October 31, 2006, among National Money Mart Company, a Nova Scotia unlimited company, 931669 Ontario Limited, 3081219 Nova Scotia Ltd., 3085725 Nova Scotia Limited, 603000 N.B. Inc., 602268 N.B. Inc., 11242 Newfoundland Limited, 722906 Ontario Limited, 2203850 Nova Scotia Limited, 3085726 Nova Scotia Limited, 511742 N.B. Inc., 602269 N.B. Inc., 10768 Newfoundland Limited, R Kruze Holdings Ltd., a company incorporated under the laws of the Province of Alberta, 1016725 Ontario Ltd., a company incorporated under the laws of the Province of Ontario, 101090510 Saskatchewan Ltd., a company incorporated under the laws of the Province of Saskatchewan, Ron Kuzyk, Amber Kuzyk, Gerry Kilduff and Jeanette Kilduff (1).

4.1	Fourth Supplemental Indenture, dated October 27, 2006 among Dollar Financial Group, Inc., a New York corporation, Dollar Financial Corp., a Delaware corporation, the guarantors named therein and U.S. Bank National Association, as trustee (1).

10.2	Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of October 30, 2006(1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President

32.3	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 2, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: February 9, 2007	*By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.