Form 10-Q
period 2007-03-31
DOLLAR FINANCIAL CORP
filed 2007-05-10
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2007, 23,851,837 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	March 31,
	2006	2007
		(unaudited)
ASSETS
Cash and cash equivalents	$120,221	$134,202
Restricted cash	80,750	1,651
Loans receivable, net:
Loans receivable	58,997	84,768
Less: Allowance for loan losses	(5,365)	(9,870)

Loans receivable, net	53,632	74,898
Other consumer lending receivables, net of an allowance of $11,693 and $16,150	7,545	11,818
Other receivables	8,680	10,855
Prepaid expenses	10,166	9,555
Deferred tax asset, net of valuation allowance of $47,516 and $87,890	185	1,190
Property and equipment, net of accumulated depreciation of $73,714 and $80,660	40,625	50,350
Goodwill and other intangibles, net of accumulated amortization of $21,307 and $21,135	218,566	324,622
Debt issuance costs, net of accumulated amortization of $4,630 and $716	9,437	10,168
Other	2,018	3,148

	$551,825	$632,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,438	$34,814
Income taxes payable	10,963	10,957
Accrued expenses and other liabilities	39,895	27,506
Deferred tax liability	4,539	5,765
Revolving credit facilities	39,000	47,700
Long-term debt	272,037	377,489
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 23,399,107 shares and 23,841,837 shares issued and outstanding at June 30, 2006 and March 31, 2007, respectively	23	24
Additional paid-in capital	242,594	247,826
Accumulated deficit	(114,920)	(157,404)
Accumulated other comprehensive income	34,256	37,780

Total shareholders’ equity	161,953	128,226

	$551,825	$632,457

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Revenues:
Check cashing	$36,288	$42,683	$105,859	$122,590
Consumer lending:
Fees from consumer lending	41,343	60,195	118,675	165,819
Provision for loan losses and adjustment to servicing income	(6,352)	(12,542)	(22,873)	(32,646)

Consumer lending, net	34,991	47,653	95,802	133,173
Money transfer fees	4,460	5,128	12,680	15,232
Franchise fees and royalties	2,728	1,582	8,131	5,606
Other	7,992	10,016	19,119	24,272

Total revenues	86,459	107,062	241,591	300,873

Store and regional expenses:
Salaries and benefits	27,095	33,661	78,290	94,756
Occupancy	6,914	8,225	20,384	23,808
Depreciation	1,843	2,571	5,510	6,782
Returned checks, net and cash shortages	2,697	3,899	9,084	11,296
Telephone and communications	1,405	1,717	4,271	4,734
Advertising	1,943	2,088	6,765	7,546
Bank charges and armored carrier services	2,348	2,833	6,614	7,670
Other	8,701	10,366	24,700	31,251

Total store and regional expenses	52,946	65,360	155,618	187,843

Store and regional margin	33,513	41,702	85,973	113,030

Corporate and other expenses:
Corporate expenses	11,453	13,627	31,035	39,632
Other depreciation and amortization	878	855	2,689	2,531
Interest expense, net	7,566	8,082	22,245	23,071
Loss on extinguishment of debt	—	—	—	31,784
Goodwill impairment and other charges	—	—	—	24,464
Mark to market — Term Loan	—	—	—	6,619
Reserve for (proceeds from) litigation settlements	5,800	—	5,800	(3,256)
Other, net	300	228	718	407

Income (loss) before income taxes	7,516	18,910	23,486	(12,222)
Income tax provision	7,807	7,218	18,460	30,262

Net income (loss)	$(291)	$11,692	$5,026	$(42,484)

Net income (loss) per share:
Basic	$(0.02)	$0.49	$0.28	$(1.81)
Diluted	$(0.02)	$0.48	$0.27	$(1.81)
Weighted average shares outstanding:
Basic	18,119,199	23,696,488	18,103,530	23,486,816
Diluted	18,119,199	24,530,853	18,437,187	23,486,816
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	Income	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, June 30, 2006 (audited)	23,399,107	23	242,594	(114,920)	34,256	161,953

Comprehensive income:
Foreign currency translation					4,556	4,556
Other comprehensive income					(1,032)	(1,032)
Net loss				(42,484)		(42,484)

Total comprehensive loss						(38,960)
Secondary public stock offering			(41)			(41)
Restricted stock grants	18,718					—
Restricted stock vested			299			299
Stock options excercised	424,012	1	3,948			3,949
Non-cash stock compensation			1,026			1,026

Balance, March 31, 2007	23,841,837	$24	$247,826	$(157,404)	$37,780	$128,226

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$5,026	$(42,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,501	10,533
Loss on extinguishment of debt	—	31,784
Provision for loan losses and adjustment to servicing revenue	22,873	32,646
Reserve for litigation settlement	5,800	—
Non-cash stock compensation	88	1,325
Losses on store closings and sales	649	539
Goodwill impairment	—	28,482
Foreign currency loss on revaluation of debt	5	6,248
Deferred tax provision	1,801	274
Other, net	—	(201)
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(27,468)	(45,082)
Increase in income taxes receivable	(550)	—
Decrease in prepaid expenses and other	1,238	836
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,269	(7,098)

Net cash provided by operating activities	22,232	17,802

Cash flows from investing activities:
Acquisitions, net of cash acquired	(19,970)	(149,052)
Additions to property and equipment	(11,899)	(15,038)

Net cash used in investing activities	(31,869)	(164,090)

Cash flows from financing activities:
Decrease in restricted cash	—	79,099
Proceeds from term loans	—	375,000
Secondary offering costs	—	(41)
Proceeds from the exercise of stock options	395	3,949
Other debt (payments) borrowings	642	(2,146)
Partial prepayment of 9.75% Senior Notes due 2011	—	(292,424)
Net increase in revolving credit facilities	27,500	8,912
Payment of debt issuance costs	(1,218)	(10,830)

Net cash provided by financing activities	27,319	161,519

Effect of exchange rate changes on cash and cash equivalents	1,122	(1,250)

Net increase in cash and cash equivalents	18,804	13,981

Cash and cash equivalents at beginning of period	92,504	120,221

Cash and cash equivalents at end of period	$111,308	$134,202

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
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,275 locations (of which 890 are company owned) operating as Money Mart®, Money Shop, Loan Mart®, Insta-Cheques, Money Corner and We The People® in 30 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,158 locations (including 890 company-owned) in 16 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment and installment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document preparation services through a network of 117 franchised locations in 25 states.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net income (loss)	$(291)	$11,692	$5,026	$(42,484)

Reconciliation of denominator:

Weighted average of common shares outstanding — basic [1]	18,119	23,697	18,104	23,487

Effect of dilutive stock options and restricted stock [2]	—	834	333	—

Weighted average number of common shares outstanding — diluted	18,119	24,531	18,437	23,487

[1]	Excludes 42,309 and 111,294 shares of unvested restricted stock, which is included in total outstanding common shares as of March 31, 2006 and 2007, respectively.

[2]	The effect of dilutive stock options and unvested restricted stock was determined under the treasury stock method. Due to the net loss during the three month period ended March 31, 2006 and the nine-month period ended March 31, 2007, the effect of the dilutive options and unvested shares of restricted stock was considered to be anti-dilutive, and therefore was not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
At March 31, 2007, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using either the modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and to record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three and nine months ended March 31, 2007 was $0.3 million and $0.7 million, respectively, net of related tax effects and $0 and $0.1 million for the three and nine months ended March 31, 2006, respectively, net of related tax effects.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Expected volatility	51.0%	N/A	45.6%	48.0%
Expected life (years)	6.5	N/A	6.0	6.0
Risk-free interest rate	4.58%	N/A	4.24%	4.71%
Expected dividends	None	N/A	None	None
Weighted average fair value	$8.37	N/A	$6.20	$11.02
A summary of the status of stock option activity for the nine months ended March 31, 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2006 (1,622,642 shares exercisable)	1,715,142	$12.07
Granted	245,375	$21.16
Exercised	(424,012)	$9.31
Forfeited and expired	(14,705)	$19.20

Options outstanding at March 31, 2007	1,521,800	$14.24	8.0	$16.8

Exercisable at March 31, 2007	1,258,522	$13.16	7.8	$15.3

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2007 was $1.2 million and $6.8 million, respectively. The total intrinsic value of options exercised for the three and nine months ended March 31, 2006 was immaterial. As of March 31, 2007, the total unrecognized compensation cost over an estimated weighted-average period of 2.7 years, related to stock options, is expected to be $2.1 million. Cash received from stock options exercised for the three and nine months ended March 31, 2007 was $0.8 million and $3.9 million, respectively, and $0.3 million and $0.4 million for the three and nine months ended March 31, 2006, respectively.

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
Information concerning restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2006	107,841	$18.36
Granted	26,924	23.87
Vested	(15,265)	19.54
Forfeited	(8,206)	18.36

Outstanding at March 31, 2007	111,294	$19.53

As of March 31, 2007 there was $2.2 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine months ended March 31, 2007 was $0.3 million.
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
See Notes 3 and 7 for further discussion of the interim impairment testing and the resulting impairment charges incurred during the quarter ended December 31, 2006.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for the Company beginning July 1, 2007. The Company is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which address how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for the Company beginning July 1, 2008.
On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for the Company beginning July 1, 2008.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash transactions
On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70 million principal repayment of OPCO’s 9.75% Senior Notes due 2011 (“Notes”). On October 30, 2006, the Company wrote-off $7.2 million of unamortized deferred issuance costs related to the $198.0 million principal redemption of the Notes. In fiscal 2007, the Company wrote-off $28.5 million of goodwill and other intangibles related to the reorganization of WTP.
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
As a result of the restructuring initiatives, in the quarter ended December 31, 2006, the Company incurred $1.2 million for cash expenses related to the closure of the company operated stores and other initiatives, $0.8 million of which is included in accrued expenses and other liabilities at March 31, 2007. In addition, the Company incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees. There were no restructuring charges incurred during the quarter ended March 31, 2007. See Note 7 for further discussion.
4. DEBT
On July 21, 2006, the Company used the $80.8 million net proceeds from its follow-on offering of common stock to redeem $70 million principal amount of its outstanding 9.75% senior notes due 2011(“Notes”), pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and use the remaining $2.6 million for working capital and general corporate purposes.
On September 14, 2006, OPCO commenced a cash tender offer for any and all of its outstanding $200.0 million aggregate principal amount of the Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments to the indenture (“Amendments”) under which the Notes were issued. The Amendments eliminated substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among OPCO, certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, (“Supplemental Indenture”), and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the Closing of the credit facilities, explained below, and the acceptance of the Notes tendered pursuant to the tender offer.
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
The U.S. Revolving Facility and the Canadian Revolving Facility have an interest rate of Libor plus 300 basis points, subject to reduction as the Company reduces its leverage. Upon the conclusion of the refinancing, there was an initial net draw of approximately US$14.6 million on the U.S. Revolving Facility with no funds drawn on the Canadian Revolving Facility. The initial Canadian Term Facility consisted of $295.0 million at an interest rate of Libor plus 275 basis points. The initial U.K. Term Facility consisted of a US$40.0 million tranche at an interest rate of Libor plus 300 basis points and a tranche denominated in Euros equivalent to US$40.0 million at an interest rate of Euribor plus 300 basis points. At March 31, 2007 there was $23.2 million outstanding under the U.S. Revolving Facility and $24.5 million outstanding under the Canadian Revolving Facility. At March 31, 2007, the outstanding Canadian Term Facility was $293.5 million and the outstanding U.K. Term Facility consisted of US$39.8 million and Euro 31.3 million.
Each term loan will mature on October 30, 2012, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments thereunder will terminate on October 30, 2011.
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
The New Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of March 31, 2007, the Company was in compliance with all covenants.
5. LOSS ON EXTINGUISHMENT OF DEBT
On June 16, 2006, the Company announced the pricing of an underwritten follow-on offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of the Notes. On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into the New Credit Agreement. In connection with the redemptions of the $70.0 million and the $198.0 million outstanding principal amounts of the Company’s Notes, the Company incurred related losses on the extinguishment of debt. For the periods presented, the loss incurred on the extinguishment of debt is as follows (in millions):

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Call Premium	$—	$—	$—	$6.8
Tender premium	—	—	—	17.6
Write-off of previously capitalized deferred issuance costs, net	—	—	—	8.8
Write-off of original issue premium	—	—	—	(1.4)

	$—	$—	$—	$31.8

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees (the “Canadian Acquisition”). The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees (the “Purchase Agreements”). The total aggregate purchase price for the Canadian Acquisition was approximately $123.5 million cash. An additional $0.7 million is being held in escrow pending obtaining lease assignments for certain store locations and certain revenue-based conditions. The Company allocated a portion of the purchase price to reacquired franchise rights for $41.8 million, loans receivable for $5.9 million, cash in stores for $3.3 million and other assets for $3.9 million. The Company’s Canadian Term Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $68.6 million.
On November 12, 2006, the Company purchased substantially all of the assets of Money Corner, Inc., consisting of 23 financial services stores predominately located in southwest Florida (the “Money Corner Acquisition”). The total aggregate purchase price for this acquisition was $29.0 million cash. An additional $1.0 million was paid into an escrow account to secure certain indemnification liabilities of the former owner of the Money Corner. The Company allocated a portion of the purchase price to loans receivable for $2.4 million, cash in stores for $1.0 million and other assets for $0.8 million. The Company’s U.S. Revolving Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $24.8 million.
During the nine months ending March 31, 2007, the Company completed various other acquisitions resulting in an aggregate increase in goodwill of $1.1 million.
The following table reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2005	$205.6
Acquisitions:
October 2005 We The People	1.1
March 2006 Canadian acquisition	11.9
Other	0.3
Purchase adjustments:
American earn-out	2.0
We The People – refundable deposits	2.6
Foreign currency adjustment	7.2

Balance at June 30, 2006	230.7

Acquisitions:
82 Store Canadian Acquisition	68.6
Money Corner Acquisition	24.8
Other	1.1
Impairment loss	(22.5)
Foreign currency adjustment	(1.3)

Balance at March 31, 2007	$301.3

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITIONS (continued)
The following unaudited pro forma information for the three and nine months ended March 31, 2006 and 2007 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Canadian Acquisition and the Money Corner Acquisition. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2006	2007	2006	2007
	(in millions, except per share amounts)
Revenues	$98.6	$107.1	$280.7	$318.7
Net income (loss)	$1.2	$11.7	$9.8	$(40.7)
Net income (loss) per common share — basic	$0.06	$0.49	$0.54	$(1.73)
Net income (loss) per common share — diluted	$0.06	$0.48	$0.53	$(1.73)
7. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2006 and the nine months ended March 31, 2007 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2005	$87,535	$42,459	$56,196	$186,190
Amortization of other intangibles	(93)	—	—	(93)
Acquisitions	10,418	13,896	1,618	25,932
Foreign currency translation adjustments	—	4,737	1,800	6,537

Balance at June 30, 2006	97,860	61,092	59,614	218,566

Amortization of other intangibles	(58)	—	—	(58)
Acquisitions	25,101	109,201	1,552	135,854
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	(5,188)	3,917	(1,271)

Balance at March 31, 2007	$94,434	$165,105	$65,083	$324,622

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLES (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30, 2006		March 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-amortized intangible assets:
Cost in excess of net assets acquired	$230,687	$21,191	$301,260	$21,135
Territory rights	5,361	—	—	—
Reacquired franchise rights	3,070	—	44,497	—

	$239,118	$21,191	$345,757	$21,135

Amortized intangible assets:
Franchise agreements	$755	$116	$—	$—

	$755	$116	$—	$—

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights are deemed to have an indefinite useful life and are expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.
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
In addition, due to the restructuring, the Company performed an analysis to compare the estimated fair value of WTP’s territory rights to their carrying value. Because the Company plans to focus its sale of franchises to a select group of targeted states, which do not include those for which the territory rights relate, carrying value of the asset was not recoverable. As a result, an impairment charge of $5.3 million was incurred in the quarter ended December 31, 2006.
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
In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net income (loss)	$(291)	$11,692	$5,026	$(42,484)

Foreign currency translation adjustment	37	2,302	1,189	4,556
Fair value adjustments for cash flow hedges	39	(2,255)	(9)	(1,032)

Total comprehensive income (loss)	$(215)	$11,739	$6,206	$(38,960)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2006
Total assets	$173,342	$151,505	$117,203	$442,050
Goodwill and other intangibles, net	97,880	58,097	54,513	210,490
Sales to unaffiliated customers:
Check cashing	13,984	12,633	9,671	36,288
Consumer lending:
Fees from consumer lending	14,838	17,909	8,596	41,343
Provision for loan losses and adjustments to servicing revenue	(2,610)	(1,312)	(2,430)	(6,352)

Consumer lending, net	12,228	16,597	6,166	34,991
Money transfer fees	1,427	2,013	1,020	4,460
Franchise fees and royalties	1,316	1,412	—	2,728
Other	2,157	4,942	893	7,992

Total sales to unaffiliated customers	31,112	37,597	17,750	86,459

Interest expense (income), net	7,101	(243)	708	7,566
Depreciation and amortization	1,145	896	680	2,721
(Loss) income before income taxes	(11,213)	16,332	2,397	7,516
Income tax provision	487	6,341	979	7,807

For the nine months ended March 31, 2006
Sales to unaffiliated customers:
Check cashing	$36,999	$37,724	$31,136	$105,859
Consumer lending:
Fees from consumer lending	44,598	50,385	23,692	118,675
Provision for loan losses and adjustments to servicing revenue	(10,492)	(6,776)	(5,605)	(22,873)

Consumer lending, net	34,106	43,609	18,087	95,802
Money transfer fees	3,471	6,046	3,163	12,680
Franchise fees and royalties	4,243	3,888	—	8,131
Other	6,092	10,248	2,779	19,119

Total sales to unaffiliated customers	84,911	101,515	55,165	241,591

Interest expense (income), net	20,888	(774)	2,131	22,245
Depreciation and amortization	3,751	2,544	1,904	8,199
(Loss) income before income taxes	(25,281)	40,587	8,180	23,486
Income tax provision	109	15,724	2,627	18,460

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2007
Total assets	$101,305	$384,083	$147,069	$632,457
Goodwill and other intangibles, net	94,434	165,105	65,083	324,622
Sales to unaffiliated customers:
Check cashing	14,140	16,046	12,497	42,683
Consumer lending:
Fees from consumer lending	18,671	29,827	11,697	60,195
Provision for loan losses and adjustments to servicing revenue	(5,478)	(3,886)	(3,178)	(12,542)

Consumer lending, net	13,193	25,941	8,519	47,653
Money transfer fees	1,128	2,889	1,111	5,128
Franchise fees and royalties	1,179	403	—	1,582
Other	1,462	6,946	1,608	10,016

Total sales to unaffiliated customers	31,102	52,225	23,735	107,062

Interest expense, net	1,278	5,082	1,722	8,082
Depreciation and amortization	1,103	1,247	1,076	3,426
(Loss) income before income taxes	(761)	16,297	3,374	18,910
Income tax provision	672	5,607	939	7,218

For the nine months ended March 31, 2007
Sales to unaffiliated customers:
Check cashing	$36,913	$47,793	$37,884	$122,590
Consumer lending:
Fees from consumer lending	57,062	77,107	31,650	165,819
Provision for loan losses and adjustments to servicing revenue	(17,135)	(8,154)	(7,357)	(32,646)

Consumer lending, net	39,927	68,953	24,293	133,173
Money transfer fees	3,311	8,323	3,598	15,232
Franchise fees and royalties	3,090	2,516	—	5,606
Other	4,513	15,006	4,753	24,272

Total sales to unaffiliated customers	87,754	142,591	70,528	300,873

Interest expense, net	9,646	9,498	3,927	23,071
Depreciation and amortization	3,247	3,222	2,844	9,313
(Loss) income before income taxes	(64,923)	40,773	11,928	(12,222)
Income tax provision	7,813	18,931	3,518	30,262

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada expose the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2007, the Company held put options with an aggregate notional value of $(CAN) 19.5 million and £(GBP) 9.0 million to protect the currency exposure in Canada through June 30, 2007 and the United Kingdom through December 31, 2007. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2007, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the three or nine months ended March 31, 2007. As of March 31, 2007, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $0.1 million all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at March 31, 2007 was $0.1 million and is included in prepaid expenses on the balance sheet.
Cross-Currency Interest Rate Swaps
In December 2006, OPCO entered into cross-currency swaps to hedge against the change in value of the Company’s U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency and to fix the rate on the debt entered into by each foreign subsidiary.
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
Upon maturity, these cross-currency interest rate swap agreements call for the exchange of notional amounts. The Company designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains or losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the net gain and loss in other comprehensive income and will reclassify the gains and losses into interest expense when it pays down the hedged items. There was no ineffectiveness related to these cash flow hedges for the three and nine months ended March 31, 2007.

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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against the Company and its Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion on January 5, 2007. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. Trial, while not yet scheduled, is expected in 2008.
On or about March 5, 2007, a former customer, H. Craig Day, commenced an action against the Company, the Company’s Canadian subsidiary and several of its franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Smith action in Ontario.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
United States Legal Proceedings
The Company was the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleged violations of California’s wage-and-hour laws. The named plaintiffs were the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth
Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. The Company reached a settlement with plaintiff, resolving all issues for a nominal amount.
In March, 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October of 2006. The Company agreed to settle these cases for $5.8 million and settlement distribution to the attorneys for fees and costs occurred on January 11, 2007.
On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. Both motions are currently under consideration. A trial has been scheduled in this action in August 2007. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 30, 2007, the Company was served with a lawsuit filed by the City Attorney of San Francisco in the California Superior Court alleging that the Company, along with several other defendants, including First Bank of Delaware, engaged in illegal installment lending in California in violation of California law. The complaint seeks restitution, injunction and also seeks to impose civil penalties. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.
We The People Legal Proceedings
The Company’s business model for its legal document preparation services business is being challenged in the courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions. The principal litigation for the We The People (“WTP”) business unit is as follows:
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. These actions, which are pending in Ohio, Kansas and Oregon state courts, allege violations of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently four stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from preparing legal documents in accordance with the Company’s present business model. The Oregon case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The Ohio case has been pending since February 2006; in April 2007, WTP reached a settlement with the plaintiff, the Ohio State Bar, agreeing to four counts of UPL, a $20,000 fine and costs of the action yet to be assessed. The Ohio settlement must also be reviewed and accepted by the Ohio Supreme Court and that review is expected sometime in the next three to six months. In Kansas, the U.S. Bankruptcy Trustee has filed seven lawsuits, on behalf of seven WTP customers, alleging that WTP and certain of it’s franchisees have violated previous Stipulations and is seeking an injunction against WTP in preparing any further bankruptcy petitions. WTP has retained counsel and is in the process of responding to those lawsuits.
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
In October, 2005, the Company filed an action against the Former WTP, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from the Company. The Company also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, the Company settled the matter with all of the IDLD Parties and as a result the Company received all of the funds (approximately $3.25 million) which had been held in escrow from the acquisition, and is recorded in the Proceeds from legal settlement line item in the Statement of Operations.
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
On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004 relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend the matter.
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
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the Federal Court for the Central District of California. The Company also filed a petition to compel arbitration, which has been granted. The plaintiffs have not filed a petition to arbitrate the dispute at this time. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.
On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County North Carolina against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the Franchise Agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the Federal Court and is in the process of seeking an order compelling arbitration of the dispute. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. CONTINGENT LIABILITIES (continued)
On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the U.S. District Court in Connecticut alleging that WTP breached their Franchise Agreement by failing to refund the Franchise Fee. The Company believes the material allegations in the complaint to be without merit and intends to defend the matter vigorously.
On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the US District Court, for the Northern District of Texas, against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud, deceptive trade practices and violated the Texas business opportunity statute. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. The Company believes the material allegations in the Complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
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
12. INCOME TAXES
The provision for income taxes was $30.3 million for the nine months ended March 31, 2007 compared to a provision of $18.5 million for the nine months ended March 31, 2006. The Company’s effective tax rate was not meaningful for the nine months ended March 31, 2007 and 2006 as it differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on US deferred tax assets. Additionally, pursuant to APB28 and FASB109 the Company recorded the tax effect related to the costs of retiring the $268.1 million of Notes and the WTP restructuring in the nine months ended March 31, 2007. Interest expense on the Company’s remaining debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the second quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At March 31, 2007 the Company maintained deferred tax assets of $89.1 million consisting of $44.4 million related to net operating losses and the reversal of temporary differences, $42.2 million related to foreign tax credits and $2.5 million in foreign deferred tax assets. At March 31, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $44.4 million, which reflects a reduction of $3.1 million for the nine months ended March 31, 2007 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the second quarter. The Company believes that its ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from its June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $42.2 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $2.5 million. Of this amount $1.3 million was recorded by the Company’s Canadian affiliate in the quarter ended March 31, 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.3 million since the foreign currency loss is capital in nature and the Company at this time has not identified any potential for capital gains against which to offset the loss.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	March 31,
	2006	2007
Company Operating Data:
Stores in operation:
Company-owned	758	890
Franchised stores and check cashing merchants	511	385

Total	1,269	1,275

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Check Cashing Data:

Face amount of checks cashed (in millions)	$946	$1,099	$2,804	$3,203
Face amount of average check	$461	$485	$447	$477
Average fee per check	$17.69	$18.82	$16.87	$18.28
Number of checks cashed (in thousands)	2,051	2,267	6,274	6,708

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Check Cashing Collections Data:

Face amount of returned checks (in thousands)	$9,617	$11,959	$29,463	$34,691
Collections (in thousands)	(7,576)	(8,844)	(21,802)	(25,243)

Net write-offs (in thousands)	$2,041	$3,115	$7,661	$9,448

Collections as a percentage of returned checks	78.8%	74.0%	74.0%	72.8%
Net write-offs as a percentage of check cashing revenues	5.6%	7.3%	7.2%	7.7%
Net write-offs as a percentage of the face amount of checks cashed	0.22%	0.28%	0.27%	0.30%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

U.S. company-funded consumer loan originations (1)	$51,120	$69,835	$180,716	$203,635
Canadian company-funded consumer loan originations (2)	132,116	218,471	405,189	584,162
U.K. company-funded consumer loan originations (2)	49,248	70,936	152,024	191,282

Total company-funded consumer loan originations	$232,484	$359,242	$737,929	$979,079

U.S. Servicing revenues	$6,349	$7,768	$15,855	$24,857
U.S. company-funded consumer loan revenues	8,489	10,903	28,743	32,205
Canadian company-funded consumer loan revenues	17,909	29,827	50,385	77,107
U.K. company-funded consumer loan revenues	8,596	11,697	23,692	31,650
Provision for loan losses and adjustments to servicing revenues	(6,352)	(12,542)	(22,873)	(32,646)

Total consumer lending revenues, net	$34,991	$47,653	$95,802	$133,173

Gross charge-offs of company-funded consumer loans	$26,231	$44,632	$78,795	$112,719
Recoveries of company-funded consumer loans	(21,591)	(34,700)	(63,169)	(90,424)

Net charge-offs on company-funded consumer loans	$4,640	$9,932	$15,626	$22,295

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.3%	12.4%	10.7%	11.5%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.3%	9.6%	8.6%	9.2%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.0%	2.8%	2.1%	2.3%

(1)	The Company operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during the three and nine months ended March 31, 2006 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas, during the three and nine months ended March 31, 2007. In Texas, the Company now offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and nine months ended March 31, 2007 and 2006. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to”OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
We are the parent company of Dollar Financial Group, Inc., collectively referred to herein as OPCO, and its wholly owned subsidiaries. We have historically derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive origination and servicing fees from the banks providing the loans or, where we fund the loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. The lender in our CustomCash® domestic installment loan program, First Bank of Delaware, has been working to address certain concerns raised by the FDIC with respect to this program. First Bank has advised us that, effective April 2007, it will no longer distribute consumer loans through third-party retail locations and instead will distribute such loans only through its own branch offices and the Internet. Accordingly, we are in the process of transitioning delivery of our CustomCash® installment loan service, of which First Bank is the lender, and which is presently distributed through our retail stores, to Internet-only distribution. This change will not affect our two-week Cash ’Til Payday® loan service, which is offered at the majority of our U.S. stores. We do not expect this distribution-channel change to have a significant impact on our global business performance. However, if our installment-loan customers resist this transition, or if collection experience deteriorates following this transition, our earnings could be adversely affected.
On July 21, 2006, we used the $80.8 million net proceeds from the June, 2006 follow-on offering of common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475.0 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes. We incurred a loss on the extinguishment of debt of $31.8 million for the nine month period ending March 31, 2007.
In October 2006, we redeemed $198.0 million principal of the Notes, and wrote-off $7.2 million of unamortized deferred issuance costs related to this redemption.
On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees, which we refer to as the Canadian Acquisition. The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees, which we refer to as the Purchase Agreements. The total purchase price for the Canadian Acquisition was approximately $124.5 million in addition to cash in stores and other adjusting items upon the closing of the transaction.
On November 12, 2006, we completed the acquisition of 23 financial services stores, predominantly located in Southwest Florida. The total purchase price for the acquisition was $28.6 million cash.
In December 2006, we completed cross currency-swap transactions which synthetically converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate $375.0 million debt issuance to a blended fixed rate of 7.4% compared to the previously held Notes at a rate of 9.75%.
Also, in December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company operated stores and other initiatives, $0.8 million of which is included in accrued expenses and other liabilities at March 31, 2007. In addition, we have incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.
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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 21 consecutive months ending March 31, 2007 as comparable stores and franchises.
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
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on our balance sheet. We earn a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized ratably using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. We maintain a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.9 million at June 30, 2006 and $0.8 million at March 31, 2007 and is included in accrued expenses and other liabilities.
If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, our servicing fee is reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, we establish a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $1.2 million and $0.9 million at June 30, 2006 and March 31, 2007, respectively.

We serviced $60.1 million of installment loans for First Bank during the nine months ended March 31, 2007 compared to $19.1 million of single-payment loans and $30.0 million installment loans, or a total of $49.1 million during the nine months ended March 31, 2006. At March 31, 2007, there was $6.7 million in outstanding CustomCash® installment loans for First Bank and $7.9 million outstanding at June 30, 2006.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. In March 2006, we refined our loan loss reserve policy so that if the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in other consumer lending receivables, net and was $9.2 million at March 31, 2007 and $4.3 million at June 30, 2006.
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

In December 2006, due to the inability to integrate the WTP business with our existing check cashing and payday lending store network along with the litigation surrounding the WTP business, we approved and implemented a restructuring plan for the WTP business, which had previously been included in our U.S. reporting unit. The restructuring plan includes the closure of all of the company-owned WTP locations and also to focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business, we determined an indicator of impairment existed related to the WTP goodwill. We tested this goodwill for impairment as required under FAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.
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
In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million. See Note 7 “Goodwill and Other Intangibles” for more detail.
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

Results of Operations
Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2006	2007	2006	2007	2006	2007	2006	2007
Check cashing	$36,288	$42,683	42.0%	39.9%	$105,859	$122,590	43.8%	40.7%
Consumer lending revenue, net	34,991	47,653	40.5%	44.5%	95,802	133,173	39.7%	44.3%
Money transfer fees	4,460	5,128	5.2%	4.8%	12,680	15,232	5.2%	5.0%
Franchise fees and royalties	2,728	1,582	3.1%	1.5%	8,131	5,606	3.4%	1.9%
Other revenue	7,992	10,016	9.2%	9.3%	19,119	24,272	7.9%	8.1%

Total revenue	$86,459	$107,062	100.0%	100.0%	$241,591	$300,873	100.0%	100.0%

The Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006
Total revenues were $107.1 million for the three months ended March 31, 2007 compared to $86.5 million for the three months ended March 31, 2006, an increase of $20.6 million or 23.8%. Comparable retail store and franchised store sales for the entire period increased $4.9 million or 6.0%. New store openings accounted for an increase of $2.7 million and new store acquisitions accounted for an increase of $16.1 million. The increases were partially offset by a decrease of $0.8 million in revenues related to the WTP business, $0.6 million in revenues from closed stores.
Favorable currency exchange rates in the United Kingdom contributed $2.0 million of the increase for the quarter, which were offset by a $0.5 million decrease due to unfavorable rates in Canada. On a constant currency basis, revenues in the United Kingdom for the quarter increased $3.9 million primarily related to revenues from our consumer loan products and check cashing. Revenues in the United States were relatively flat for the quarter as compared to the prior year. Comparable store sales growth in the U.S. business unit was negatively impacted by a decline in check cashing fees associated with a lower volume of seasonal income tax refund checks cashed in California and Washington State, as new regulations in these two states substantially tightened the licensing requirements for companies offering tax filing services. On a constant currency basis, revenues from our Canadian subsidiary for the quarter increased $15.2 million. The growth in our Canadian subsidiary is due to a $9.6 million increase from our consumer loan products as a combined result of a price increase in the third quarter of fiscal year 2007 and an overall increase in our Canadian customer average outstanding balance. Canadian check cashing revenue increased $3.6 million during the quarter. Additional revenue in the quarter generated from the 82 Canadian stores acquired in late October 2006 was $13.0 million.
The Nine Months Ended March 31, 2007 compared to the Nine Months Ended March 31, 2006
Total revenues were $300.9 million for the nine months ended March 31, 2007 compared to $241.6 million for the nine months ended March 31, 2006, an increase of $59.3 million or 24.5%. Comparable retail store and franchised store sales for the entire period increased $27.0 million or 11.9%. New store openings accounted for an increase of $8.5 million and new store acquisitions accounted for an increase of $30.6 million. These increases were partially offset by a decrease of $1.9 million in revenues from closed stores and a decrease related to the WTP business of $2.9 million.
Currency rates in the United Kingdom and Canada positively impacted revenue by $7.7 million for the nine months ended March 31, 2007. Revenues in the United Kingdom for the nine months increased by $10.6 million, on a constant dollar basis, primarily related to revenues from check cashing and consumer loan products. Revenues in the United States for the nine months increased $2.8 million. Revenues from our Canadian operations for the nine months increased $38.2 million on a constant dollar basis. The growth in our Canadian operations is due to a $24.1 million increase from consumer loan products as a result of the acquisition of 82 stores in late October 2006, a criteria change in the second quarter of fiscal 2007, a price increase in the third quarter of fiscal 2007 and an overall increase in our Canadian customer average outstanding loan balance. In addition, Canadian check cashing revenue increased $9.0 million in the first nine months of fiscal 2007 compared to the same period in the prior year.

Store and Regional Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2006	2007	2006	2007	2006	2007	2006	2007
Salaries and benefits	$27,095	$33,661	31.3%	31.4%	$78,290	$94,756	32.4%	31.5%
Occupancy	6,914	8,225	8.0%	7.7%	20,384	23,808	8.4%	7.9%
Depreciation	1,843	2,571	2.1%	2.4%	5,510	6,782	2.3%	2.2%
Returned checks, net and cash shortages	2,697	3,899	3.1%	3.6%	9,084	11,296	3.8%	3.8%
Telephone and communications	1,405	1,717	1.6%	1.6%	4,271	4,734	1.8%	1.6%
Advertising	1,943	2,088	2.3%	2.0%	6,765	7,546	2.8%	2.5%
Bank Charges and armored carrier expenses	2,348	2,833	2.7%	2.6%	6,614	7,670	2.7%	2.5%
Other	8,701	10,366	10.1%	9.7%	24,700	31,251	10.2%	10.4%

Total store and regional expenses	$52,946	$65,360	61.2%	61.0%	$155,618	$187,843	64.4%	62.4%

The Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006
Store and regional expenses were $65.4 million for the three months ended March 31, 2007 compared to $52.9 million for the three months ended March 31, 2006, an increase of $12.4 million or 23.4%. New store openings accounted for an increase of $2.7 million and new store acquisitions accounted for an increase of $7.5 million, while comparable retail store and franchised store expenses for the entire period increased $6.2 million. Partially offsetting these increases was a decrease of $0.5 million from closed stores and the restructuring of the WTP business resulting in a decrease of $1.4 million.
For the three months ended March 31, 2007 total store and regional expenses decreased to 61.0% of total revenue compared to 61.2% of total revenue for the three months ended March 31, 2006. On a consistent currency basis, store and regional expenses increased $9.2 million in Canada, $2.9 million in the United Kingdom, offset by a decrease in store and regional expenses in the United States of $0.7 million. The increase in Canada was primarily due to increases in salaries and occupancy expenses, and other expenses which are commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupation and depreciation, all of which are commensurate with the growth in that country. The decrease in the United States is primarily related to the decrease in professional fees and advertising costs.
The Nine Months Ended March 31, 2007 compared to the Nine Months Ended March 31, 2006
Store and regional expenses were $187.8 million for the nine months ended March 31, 2007 compared to $155.6 million for the nine months ended March 31, 2006, an increase of $32.2 million or 20.7%. Currency rates in the United Kingdom and Canada contributed to the increase in store and regional expenses by $4.2 million. New store openings accounted for an increase of $8.8 million and new store acquisitions accounted for an increase of $13.5 million while comparable retail store and franchised store expenses for the entire period increased $23.3 million. Partially offsetting these increases was a decrease of $1.6 million from closed stores and $3.4 million from the WTP business.
For the nine months ended March 31, 2007 total store and regional expenses decreased to 62.4% of total revenue compared to 64.4% of total revenue for the nine months ended March 31, 2006. On a consistent currency basis, store and regional expenses increased $20.9 million in Canada and $8.8 million in the United Kingdom, offset by a $1.7 million decrease in the United States. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages, occupancy expenses and other expenses, all of which are commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, advertising, occupancy and other costs commensurate with the growth in that country. In the United States, the decrease is primarily related to the decreased WTP expenses due to company store closures and the restructuring plan announced in December 2006, as well as a decrease in professional fees.

Corporate and Other Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2006	2007	2006	2007	2006	2007	2006	2007
Corporate expenses	$11,453	$13,627	13.2%	12.7%	$31,035	$39,632	12.8%	13.2%
Other depreciation and amortization	878	855	1.0%	0.8%	2,689	2,531	1.1%	0.8%
Interest expense, net	7,566	8,082	8.8%	7.5%	22,245	23,071	9.2%	7.7%
Loss on extinguishment of debt	—	—	0.0%	0.0%	—	31,784	0.0%	10.6%
Proceeds from legal settlement	—	—	0.0%	0.0%	—	(3,256)	0.0%	-1.1%
Goodwill impairment and other charges	—	—	0.0%	0.0%	—	24,464	0.0%	8.1%
Mark to market — term loans	—	—	0.0%	0.0%	—	6,619	0.0%	2.2%
Litigation settlement	5,800	—	6.7%	0.0%	5,800	—	2.4%	0.0%
Other, net	300	228	0.3%	0.2%	718	407	0.3%	0.1%
Income tax provision	7,807	7,218	9.0%	6.7%	18,460	30,262	7.6%	10.1%
The Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006
Corporate Expenses
Corporate expenses were $13.6 million for the three months ended March 31, 2007 compared to $11.5 million for the three months ended March 31, 2006. The $2.2 million increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with FAS 123(R), as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $0.9 million for the three months ended March 31, 2007 and 2006.
Interest Expense
Interest expense was $8.1 million for the three months ended March 31, 2007 compared to $7.6 million for the three months ended March 31, 2006. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 outstanding principal of the Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200 million aggregate principal amount of the Notes. The total principal amount of the notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375 million six year term loans held by our foreign subsidiaries, a $75 million revolving credit facility in the U.S. and a $25 million revolving credit facility in Canada. As a result of the higher outstanding long term debt during the three months ended March 31, 2007, interest expense increased $1.9 million compared to the three months ended March 31, 2006. In addition, higher borrowings under the revolving credit facilities accounted for a $0.3 million increase. Offsetting these increases was the overall lower blended interest rate in the new facility compared to the prior year which accounted for a decrease of $1.7 million in the third quarter of fiscal 2007 over the same period in the prior year.
Income Tax Provision
The provision for income taxes was $7.2 million for the three months ended March 31, 2007 compared to a provision of $7.8 million for the three months ended March 31, 2006. Our effective tax rate was 38.2% for the three months ended March 31, 2007 compared to a rate of 103.9% for the three months ended March 31, 2006. Our effective tax rate differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on US and foreign deferred tax assets. Interest expense on our remaining debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the second quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At March 31, 2007 we maintained deferred tax assets of $89.1 million consisting of $44.4 million related to U.S. net operating losses and the reversal of temporary differences, $42.2 million related to foreign tax credits and $2.5 million in foreign deferred tax assets. At

March 31, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences, were reduced by a valuation allowance of $44.4 million which remained constant for the three months ended March 31, 2007. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue Code, which we refer to as the Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $42.2 million. Additionally, we maintain foreign deferred tax assets in the amount of $2.5 million. Of this amount $1.3 million was recorded by our Canadian affiliate in the quarter ended March 31, 2007 related to a foreign currency loss sustained in connection with the hedge of our Canadian term loan. This deferred tax asset was offset by a full valuation allowance of $1.3 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
The Nine Months Ended March 31, 2007 compared to the Nine Months Ended March 31, 2006
Corporate Expenses
Corporate expenses were $39.6 million for the nine months ended March 31, 2007 compared to $31.0 million for the nine months ended March 31, 2006. The $8.6 million increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with FAS 123(R), as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $2.5 million for the nine months ended March 31, 2007 compared to $2.7 million for the nine months ended March 31, 2006.
Interest Expense
Interest expense was $23.1 million for the nine months ended March 31, 2007 compared to $22.2 million for the nine months ended March 31, 2006. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 million of outstanding principal of our Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into a New Credit Agreement which consisted of $375 million six year term loans held by our foreign subsidiaries, a $75 million revolving credit facility in the U.S. and a $25 million revolving credit facility in Canada. As a result of the higher outstanding long term debt during the nine months ended March 31, 2007, interest expense increased $2.3 million compared to the nine months ended March 31, 2006. In addition, higher borrowings under the revolving credit facilities accounted for a $1.4 million increase. Offsetting these increases was the overall lower blended interest rate in the new facility compared to the prior year which accounted for a decrease of $2.5 million during the nine months ended March 31, 2007 over the same period in the prior year.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $31.8 million for the nine months ended March 31, 2007. There was no loss on extinguishment of debt for the same period in the prior fiscal year.
On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of its outstanding Notes. On October 30, 2006, we completed the refinancing of its existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the nine months ended March 31, 2007, the loss incurred on the extinguishment of debt is as follows (in millions):

Nine Months Ended March 31,
2007
Call Premium	$6.8
Tender premium	17.6
Write-off of previously capitalized deferred issuance costs, net	8.8
Write-off of original issue premium	(1.4)

Total	$31.8

Proceeds from Legal Settlement
Proceeds from legal settlements for the nine months ended March 31, 2007 was $3.3 million. There were no proceeds from legal settlements in the same period in prior fiscal year.
On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield, which we refer to collectively as the IDLD Parties, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.3 million, which had been held in escrow from the acquisition.
Goodwill Impairment and Other Charges
We incurred $24.5 million in goodwill impairment and other charges during the nine months ended March 31, 2007. No such charges were incurred in the same period in the prior fiscal year.
In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the quarter ended March 31, 2007, we have incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.8 million of which is included in accrued expenses and other liabilities at March 31, 2007. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.
Mark to Market –Term Loans
We incurred $6.6 million of charges in the nine months ended March 31, 2007 due to foreign currency translation adjustments related to our subsidiaries foreign debt which is denominated in currencies other than their local currency, during the transition period until we completed cross currency interest rate swaps which synthetically converted the foreign debt into the local currency of each country.
Income Tax Provision
The provision for income taxes was $30.3 million for the nine months ended March 31, 2007 compared to a provision of $18.5 million for the nine months ended March 31, 2006. Our effective tax rate was not meaningful for the nine months ended March 31, 2007. Our effective tax rate differs from the federal statutory rate of 35% due principally to foreign taxes and a valuation allowance on U.S. and foreign deferred tax assets. Additionally, pursuant to APB28 and FASB109 we recorded the tax effect related to the costs of retiring the $268.1 million of Notes and the WTP restructuring in the nine months ended March 31, 2007. Interest expense on our remaining debt held in the United States results in U.S. tax losses, thus generating deferred tax assets. Additionally, the taxable dividends received from Canada and the UK during the second quarter generated excess foreign tax credits creating additional deferred tax assets. Because realization is not assured, all U.S. deferred tax assets are reduced by a valuation allowance in accordance with SFAS 109. At March 31, 2007 we maintained deferred tax assets of $89.1 million consisting of $44.4 million related to net operating losses and the reversal of temporary differences, $42.2 million related to foreign tax credits and $2.5 million in foreign deferred tax assets. At March 31, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $44.4 million, which reflects a reduction of $3.1 million for the nine months ended March 31, 2007 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the second quarter. We believe that our ability to utilize net operating losses in a given year will be limited under Section 382 of the Internal Revenue

Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $42.2 million. Additionally, we maintain foreign deferred tax assets in the amount of $2.5 million. Of this amount $1.3 million was recorded by our Canadian affiliate in the quarter ended March 31, 2007 related to a foreign currency loss sustained in connection with the hedge of our Canadian term loan. This deferred tax asset was offset by a full valuation allowance of $1.3 million since the foreign currency loss is capital in nature and the company at this time we have not identified any potential for capital gains against which to offset the loss.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, consumer loans and other operating activities. For the nine months ended March 31, 2007, cash and cash equivalents increased $14.0 million. Net cash provided by operating activities was $17.8 million for the nine months ended March 31, 2007 compared to $22.2 million for the nine months ended March 31, 2006. The decrease in net cash provided by operations was primarily the result of increased consumer loans receivable.
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
Net cash provided by operating activities was $17.8 million for the nine months ended March 31, 2007 compared to cash provided of $22.2 million for the nine months ended March 31, 2006. The decrease in net cash provided by operations was primarily the result of increases in consumer loans receivable.
Net cash used in investing activities for the nine months ended March 31, 2007 was $164.1 million compared to $31.9 million for the nine months ended March 31, 2006. The increase is related to the second quarter acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida. For the nine months ended March 31, 2007, we made capital expenditures of $15.0 million and acquisitions of $149.1 million. The actual amount of capital expenditures for the year will depend in part upon the number of new stores acquired or opened and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $20.7 million during our fiscal year ending June 30, 2007, for remodeling and relocation of certain existing stores and for opening additional new stores.
Net cash provided by financing activities for the nine months ended March 31, 2007 was $161.5 million compared to net cash provided of $27.3 million for the nine months ended March 31, 2006. The cash provided in the nine months ended March 31, 2007 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes as well as the increase in our long term debt and revolving credit facility related to the two aforementioned acquisitions.
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
Revolving Credit Facilities. We have two revolving credit facilities: the U.S. Revolving Facility and the Canadian Revolving Facility, both components of the New Credit Agreement:

United States Revolving Credit Facility. OPCO has the U.S. Revolving Facility commitment which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. Under this revolving commitment, up to $30 million may be used domestically in connection with letters of credit. The term of this commitment is October 30, 2011. The commitment may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the terms loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the domestic commitment is limited to the lesser of the total commitment of $75 million or 85% of certain domestic liquid assets plus $25 million. At March 31, 2007, the borrowing capacity was $57.4 million. At March 31, 2007 there was $23.2 million outstanding under the domestic facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.

Canadian Revolving Credit Facility. National Money Mart Company which has the Canadian Revolving Facility commitment which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The term of this commitment is October 30, 2011. The commitment may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s wholly owned Canadian subsidiary, National Money Mart Company’s borrowing capacity under the Canadian commitment is limited to the lesser of the total commitment of $25 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At March 31, 2007, the borrowing capacity was $25.0 million. There was $24.5 million outstanding under the Canadian facility at March 31, 2007.
Long-Term Debt. As of March 31, 2007, long term debt consisted of $2.0 million principal amount of the Notes and $375.2 million in term loans due October 30, 2012 under the New Credit Agreement. On September 14, 2006, OPCO announced that OPCO commenced a cash tender offer for any and all of its outstanding $200,000,000 aggregate principal amount Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments to the indenture, which we refer to as Amendments, under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among us, OPCO and certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which we refer to as the Supplemental Indenture and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the closing of the credit facilities as described above and the acceptance of Notes tendered pursuant to the tender offer. The tender offer documents more fully set forth the terms of the tender offer and consent solicitation. The total principal amount of the Notes tendered was $198.0 million.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2007, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$47,700	$47,700	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011	1,985	—	—	1,985	—
Term loans due 2012	375,229	3,750	11,250	7,500	352,729
Operating lease obligations	117,920	27,912	43,541	22,022	24,445
Other long-term liabilities reflected on the registrants balance sheet under GAAP	275	275	—	—	—

Total contractual cash obligations	$543,109	$79,637	$54,791	$31,507	$377,174

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
Balance Sheet Variations
March 31, 2007 compared to June 30, 2006
Cash and cash equivalents increased to $134.2 million at March 31, 2007 from $120.2 million at June 30, 2006. The increase is principally due to additional stores added during fiscal 2007. In addition, cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing, consumer lending and other operating activities.
Restricted cash was $1.7 million at March 31, 2007, compared to $80.8 million at June 30, 2006. The $80.8 million at June 30, 2006 was a result of cash proceeds from our follow-on offering of our common stock in June 2006. The cash proceeds were used on July 21, 2006 for the redemption of $71.3 million principal and accrued interest on our outstanding Notes and the related redemption premium. At March 31, 2007, the restricted cash reflected cash held in escrow related to the two second quarter acquisitions.
Loans receivable, net increased to $74.9 million at March 31, 2007 from $53.6 million at June 30, 2006 due primarily to the increase of the international loan portfolio, offset by the increase in the allowance for loan losses resulting from the growth of the portfolios.
Other consumer lending receivables, net increased $4.3 million due primarily to an increase in the receivable for defaulted single-payment loans, net of the allowance.
Deferred tax assets, net of valuation allowance increased $1.0 million, from $0.2 million at June 30, 2006 to $1.2 million at March 31, 2007. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency swaps used to hedge against the change in value of our U.K. and Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
Goodwill and other intangibles increased $106.1 million, from $218.6 million at June 30, 2006 to $324.6 million at March 31, 2007 due to acquisitions of $135.9 million offset by $28.5 million in impairment of goodwill and other intangibles related to the reorganization of the WTP business unit and foreign currency translation adjustments of $1.3 million.
Accounts payable increased $11.4 million from $23.4 million at June 30, 2006 to $34.8 million at March 31, 2007 due primarily to timing of settlements with third-party vendors and our franchisees.

Accrued expenses and other liabilities decreased to $27.5 million at March 31, 2007 from $39.9 million at June 30, 2006 due primarily to the write-off of deferred revenue related to the reorganization of the WTP business unit and the $5.8 million settlement distribution related to the Woods, Castillo and Williams cases.
Revolving credit facilities and long-term debt increased $114.2 million from $311.0 million at June 30, 2006 to $425.2 million at March 31, 2007. The increase is due primarily to the refinancing of the existing credit facility, which consists of the Canadian Term Facility of US$293.5 million and the UK Term Facility, an aggregate amount of US$81.7 million offset by the retirement of $268.1 million of our outstanding Notes on July 21, 2006. Increased borrowings under our revolving credit facility also contributed $8.1 million of the increase.
Seasonality and Quarterly Fluctuations
Our business is somewhat seasonal due to the impact of tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications for refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with acquisitions and the addition of new stores.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for the Company beginning July 1, 2007. We are evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which address how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157, there is now a common definition of fair value to be used throughout US GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for the Company beginning July 1, 2008.
On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for the Company beginning July 1, 2008.

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
Foreign Exchange Rates
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2007, we held put options with an aggregate notional value of $(CAN) 39.0 million and £(GBP) 7.2 million to protect the currency exposure in Canada and the United Kingdom through June 30, 2007. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. Our cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2006 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the three months ended December 31, 2006. As of March 31, 2007, amounts related to derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $166,000 all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at March 31, 2007 was $256,756 and is included in other assets on the balance sheet.

Canadian operations accounted for earnings of approximately 333.6% of consolidated pre-tax losses for the nine months ended March 31, 2007 and 172.8% of consolidated pre-tax earnings for the nine months ended March 31, 2006. U.K. operations accounted for earnings of approximately 97.6% of consolidated pre-tax losses for the nine months ended March 31, 2007 and approximately 34.8% of consolidated pre-tax earnings for the nine months ended March 31, 2006. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $39.2 million.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $5.3 million for the nine months ended March 31, 2007 and $4.9 million for the nine months ended March 31, 2006. This impact represents nearly 143.1% of our consolidated pre-tax earnings for the nine months ended March 31, 2007 and 20.8% of our consolidated pre-tax earnings for the nine months ended March 31, 2006.

Cross-Currency Interest Rate Swaps
In December 2006, we entered into cross-currency interest rate swaps to hedge against the change in value of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.
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
In December 2006, our Canadian subsidiary, National Money Mart Company, entered into swaps with aggregate notional amounts of C$339.9 million that mature in October 2012. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Money Mart Company receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.
Upon maturity, these cross-currency interest rate swap agreements call for the exchange of notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and term loans, which are offsetting, in each period in “Corporate Expenses” in our consolidated statements of operations. Because these derivatives are perfectly effective, we record the net gain and loss in other comprehensive income and will reclassify the gains and losses into interest expense when we extinguish the hedged items. There was no ineffectiveness related to these cash flow hedges for the three and nine months ended March 31, 2007.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against us and our Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. Our Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. Our motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion on January 5, 2007. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.
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
On or about March 5, 2007, a former customer, H. Craig Day, commenced an action against us, our Canadian subsidiary and several of its franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Smith action in Ontario.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. Trial, while not yet scheduled, is expected in 2008.
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
United States Legal Proceedings
We were the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleged violations of California’s wage-and-hour laws. The named plaintiffs were our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. We reached a settlement with plaintiff, resolving all issues for a nominal amount.
In March, 2006, we reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October of 2006. We agreed to settle these cases for $5.8 million and settlement distribution to the attorneys for fees and costs occurred on January 11, 2007.
On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against us; the claims in Bufil are substantially similar to the claims in Chin.. Bufil seeks class certification of the action against us for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. We filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. Both motions are currently under consideration. A trial has been scheduled in this action in August 2007. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 30, 2007, we were served with a lawsuit filed by the City Attorney of San Francisco in the California Superior Court alleging that the Company, along with several other defendants, including First Bank of Delaware, engaged in illegal installment lending in California in violation of California law. The complaint seeks restitution, injunction and also seeks to impose civil penalties. We believe the material allegations in the complaint with respect to we and our subsidiaries are without merit and intends to defend the matter vigorously.
We The People Legal Proceedings
Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions. The principal litigation for the We The People (“WTP”) business unit is as follows:
The company from which we bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of our franchisees and/or WTP are defendants in various lawsuits. These actions, which are pending in Ohio, Kansas and Oregon state courts, allege violations of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently four stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from preparing legal documents in accordance with our present business model. The Oregon case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The Ohio case has been pending since February 2006; in April 2007, WTP reached a settlement with the plaintiff, the Ohio State Bar, agreeing to four counts of UPL, a $20,000 fine and costs of the action yet to be assessed. The Ohio settlement must also be reviewed and accepted by the Ohio Supreme Court and that review is expected sometime in the next three to six months. In Kansas, the U.S. Bankruptcy Trustee has filed seven lawsuits, on behalf of seven WTP customers, alleging that WTP and certain of our franchisees have violated previous Stipulations and is seeking an injunction against WTP in preparing any further bankruptcy petitions. WTP has retained counsel and is in the process of responding to those lawsuits.
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
In October, 2005, we filed an action against the Former WTP, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds (approximately $3.3 million) which had been held in escrow from the acquisition, and is recorded in the Proceeds from legal settlement line item in the Statement of Operations.
On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against us and certain of our subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleged that we and our subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, we filed a petition to compel arbitration, which has been granted and the parties are in the process of preparing for that arbitration. We believe the material allegations in the complaint with respect to us and our subsidiaries are without merit and intend to defend the matter vigorously.
On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004 relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration. We believe that the material allegations against WTP are without merit and intend to vigorously defend the matter.
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
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against us, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, we removed the case to the Federal Court for the Central District of California. We also filed a petition to compel arbitration, which has been granted. The plaintiffs have not filed a petition to arbitrate the dispute at this time. We believe the material allegations in the complaint with respect to us and our subsidiaries are without merit and intend to defend the matter vigorously.
On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County North Carolina against the IDLD Parties, as well as us and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the Franchise Agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. We removed the case to the Federal Court and are in the process of seeking an order compelling arbitration of the dispute. We believe the material allegations in the complaint with respect to us and WTP are without merit and intends to defend the matter vigorously.
On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the U.S. District Court in Connecticut alleging that WTP breached their Franchise Agreement by failing to refund the Franchise Fee. We believes the material allegations in the complaint to be without merit and intends to defend the matter vigorously.
On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the US District Court, for the Northern District of Texas, against the IDLD Parties, as well as us and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud, deceptive trade practices and violated the Texas business opportunity statute. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. We believe the material allegations in the Complaint with respect to us and WTP are without merit and intends to defend the matter vigorously.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters or any other litigation.
In addition to the matters described above, we continue to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of our business regarding our legal document preparation services business and our franchisees.
While we believe there is no legal basis for liability in any of the aforementioned cases, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.
Item 1A. Risk Factors
We may experience difficulties transitioning our U.S. installment-lending business to the Internet.
First Bank of Delaware (“First Bank”) has advised us that, effective April 2007, it will no longer distribute consumer loans through third-party retail locations and instead will distribute such loans only through its own branch offices and the Internet. Accordingly, we are in the process of transitioning delivery of our CustomCash® installment loan service, of which First Bank is the lender, and which is presently distributed through our retail stores, to Internet-only distribution. This change will not affect our two-week Cash ’Til Payday® loan service, which is offered at the majority of our U.S. stores. We do not expect this distribution-channel change to have a significant impact on our global business performance. However, if our installment-loan customers resist this transition, or if collection experience deteriorates following this transition, our earnings could be adversely affected.
Item 6. Exhibits

Exhibit No.	Description of Document
10.1	Offer Letter, dated March 21, 2007, by and between the Company and Norman Miller (1)

10.2	Underwriting Agreement, dated February 22, 2007, by and among Dollar Financial Corp., Green Equity Investors II, L.P. and Wachovia Capital Markets, LLC (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President

32.3	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 23, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on February 23, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: May 10, 2007	*By:	/s/ Randy Underwood

	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.