Form 10-K
period 2007-06-30
DOLLAR FINANCIAL CORP
filed 2007-09-18
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to_

Commission File Number 000-50866

DOLLAR FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2636866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1436 Lancaster Avenue	19312-1288
Berwyn, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code
(610) 296-3400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

As of December 31, 2006, 23,759,900 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $661,950,803. As of August 31, 2007, the number of shares of the Common Stock outstanding was 24,164,100.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its Annual Meeting of Stockholders to be held on November 15, 2007, is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

2007 Report on Form 10-K

Money Mart®, Loan Mart® and We The People® are trademarks of Dollar Financial Corp. This Annual Report on Form 10-K also includes trademarks and tradenames of other companies.

Item 1.	BUSINESS

General

We are a leading international financial services company serving under-banked consumers. Our financial services store network is the largest network of its kind in each of Canada and the United Kingdom and the second-largest network of its kind in the United States. Our customers are typically service sector individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. To meet the needs of these customers, we provide a range of consumer financial products and services primarily consisting of check cashing, single-payment consumer loans, longer-term installment loans, money orders, money transfers and legal document processing services. At July 31, 2007, our global store network consisted of 1,281 locations (of which 904 are company-owned) operating as Money Mart®, Money Shop, Loan Mart®, Money Corner, Insta-Cheques® and We The People® in 30 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,171 locations (including 904 company-owned) in 16 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is our We The People USA business, which offers retail-based legal document processing services through a network of 110 franchised locations in 25 states.

We are a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. We operate our store network through our direct wholly-owned subsidiary, Dollar Financial Group, Inc., a New York corporation formed in 1979, and its direct and indirect wholly-owned foreign and domestic subsidiaries (collectively, “OPCO”).

Our network includes the following platforms for delivering our financial services and retail-based legal document processing services to consumers in our core markets:

United States

As of July 31, 2007, we operate or franchise a total of 460 stores, with 250 operating under the name “Money Mart®”, 77 operating under the name “Loan Mart®”, 23 operating under the name “The Money Corner” and 110 under the name “We The People®”, all of which all are operated by franchisees. The Money Mart stores typically offer our full range of financial products and services, including check cashing and short-term consumer loans. The Loan Mart stores offer short-term consumer loans and other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. The We The People stores offer retail-based legal document processing services.

Our U.S. business had revenues of $112.2 million for the twelve-month period ended June 30, 2006 (“fiscal 2006”) and $113.7 million for the twelve month period ended June 30, 2007 (“fiscal 2007”).

Canada

At July 31, 2007, there are 415 financial services stores in our Canadian network, of which 360 are operated by us and 55 are operated by franchisees. All stores in Canada are operated under the name “Money Mart” except locations in the Province of Québec which operate under the name Instant Cheques. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

Our Canadian business had revenues of US$140.7 million for fiscal 2006 and US$198.8 million for fiscal 2007.

United Kingdom

At July 31, 2007, there are 406 financial services stores in our United Kingdom network, of which 194 are operated by us and 212 are operated by franchisees. All stores in the United Kingdom (with the exception of certain franchises operating under the name “Cash A Cheque”) are operated under the name

“Money Shop.” The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services.

Our United Kingdom business had revenues of US$75.7 million for fiscal 2006 and US$97.4 million for fiscal 2007.

At July 31, 2007, we have 377 franchised locations in Canada, the United Kingdom and in the United States. These franchised locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise revenues were $11.0 million for fiscal 2006 and $7.0 million for fiscal 2007. The decline in revenues in fiscal 2007 is due to the Company purchasing a number of the franchise stores during the year.

Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2007, we cashed 9.0 million checks with a total face amount of $4.3 billion and an average face amount of $482 per check. We originated 3.2 million single-payment consumer loans with an average principal amount of $413 and a weighted average term of approximately 13.9 days. In addition, we acted as a servicer and direct lender originating approximately 83,000 longer-term installment loans with an average principal amount of $834 and a weighted average term of approximately 98.2 days. We strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, reloadable VISA and Mastercard debit cards, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Industry Overview

We operate in a sector of the financial services industry that serves the basic need of service sector individuals to have convenient access to cash. This need is primarily evidenced by consumer demand for check cashing, short-term and longer-term installment loans and other services. Consumers who use these services are often underserved by banks and other financial institutions.

Service sector individuals represent the largest part of the population in each country in which we operate and in the United States make up one of the fastest growing segments of the workforce. However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:

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

In addition to check cashing services, under-banked consumers also require short-term and longer-term installment loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:

•	their immediate need for cash;

•	irregular receipt of payments from their employers;

•	their desire for convenience and respectful customer service;

•	the unavailability of bank loans in small denominations for short terms; and

•	the high cost of overdraft advances through banks.

Despite the demand for basic financial services, access to banks has become more difficult over time for many consumers. Many banks have chosen to close their less profitable or lower-traffic locations and reduced the hours they operate. Typically, these branch closings have occurred in lower-income neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Many banks have also reduced or eliminated some services that under-banked consumers need.

As a result of these trends, a significant number of retailers have begun to offer financial services to service sector individuals. The providers of these services are fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary services.

We believe that the under-banked consumer market will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population and an increase in the number of service sector jobs as a percentage of the total workforce.

The demographics of the typical customers for non-banking financial services vary somewhat in each of the markets in which we operate, but the trends driving the industry are generally the same. In addition, the type of store and services that appeal to customers in each market vary based on cultural, social, geographic, economic and other factors. Finally, the composition of providers of these services in each market results, in part, from the historical development and regulatory environment in that market.

Finally, we are a member and actively participate in all the major industry associations representing our industry interests in every country in which we do business. Our memberships include CFSA (Community Financial Services Association of America) and FSCA (Financial Service Centers of America) in the United States, CPLA (Canadian Payday Loan Association) in Canada and the BCCA (British Cheque Cashers Association) in the United Kingdom.

Growth Opportunities

We believe that significant opportunities for growth exist in our industry as a result of:

•	growth of the service-sector workforce;

•	failure of commercial banks and other traditional financial service providers to adequately address the needs of service sector and other working-class individuals; and

•	trends favoring larger operators in the industry.

We believe that, as the service sector population segment increases, and as trends within the retail banking industry make banking less accessible or more costly to these consumers, the industry in which we operate will continue to see a significant increase in demand for our products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:

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

Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

Leading Position in Core Markets.  We have a leading position in core markets. At July 31, 2007, we operate 350 company-owned stores in the United States, 360 company-owned stores in Canada and 194 company-owned stores in the United Kingdom. We currently have 55 and 212 foreign financial services franchised locations in Canada and in the United Kingdom, respectively. In addition, we currently have 110 franchised locations in the United States, all of which operate under the name We The People and offer retail-based legal document processing services. Highlights of our competitive position in these core markets include the following:

•	A large portion of our domestic stores are located in rapidly growing markets of the western United States, where we believe we have held leading market positions for over 10 years. In addition, recent acquisitions have increased our presence in the fast growing southern state of Florida, where the acquisition of The Money Corner in November of 2006 provided us with 23 stores in southwest Florida.

•	We are the industry leader in Canada, and we believe that we hold a very significant market share with a store in almost every Canadian city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85% of persons surveyed.

•	We believe that we are the largest check cashing company in the United Kingdom, comprising approximately 18% of the market measured by number of stores, although we believe that we account for approximately 40% of all check cashing transactions performed at check cashing stores.

Diversified Product and Geographic Mix.  Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders, money transfers and legal document processing services. We also provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, reloadable VISA® and Mastercard brand debit cards, photo ID and prepaid local and long-distance phone services. For fiscal 2007, the revenue contribution by our check cashing operations was 40.7%, our consumer lending operations was 44.3% and our other products and services were 15.0%. In addition to our product diversification, our business is diversified geographically. For fiscal 2007, our U.S. operations generated 27.7% of our total revenue, our Canadian operations generated 48.5% of our total revenue and our United Kingdom operations generated 23.8% of our total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities.

High-Quality Customer Service.  A 2007 consumer research study told us that our customer satisfaction scores are well over 90%. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers. We believe that our customers appreciate this convenience, as well as the flexible and extended operating hours that we typically offer, which are often more compatible with our customers’ work schedules. We provide our customers with a clean, attractive and secure environment in which to transact their business. We believe that our friendly and courteous customer service at both the store level and through our centralized support centers is a competitive advantage.

Diversification and Management of Credit Risk.  Our revenue is generated through a high volume of small-dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a single transaction or series of transactions. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2007, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.3%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 0.3%.

Management Expertise.  We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry and multi-unit retail operations. In addition, our corporate executive and senior management team has over 110 combined years of service with us and has demonstrated the ability to grow our business through their operational leadership, strategic vision, ability to raise capital and experience in making selected acquisitions. Since 1990, this team has completed more than 50 acquisitions that added over 600 company-owned financial services stores to our network.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

Growing Through Disciplined Network Expansion.  We intend to continue to grow our network through the addition of new stores and acquisitions, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability, and growth potential. We seek to add locations that offer check cashing, consumer lending, and other services or a combination of any of these products and services. In fiscal 2007, we opened 52 new financial service stores and acquired 115 financial service stores, 85 of which were acquired from franchisees. In addition to new store openings, we are actively seeking to acquire targeted competitor operations in selected expansion markets in the United States, Canada and the United Kingdom.

Introducing Related Products and Services.  We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2004, we introduced reloadable VISA® brand debit cards, and, in fiscal 2005, we introduced VISA® brand gift cards. In fiscal 2006, we introduced the CustomCash® installment loan program in the United States. On August 31, 2007, we launched an internet short-term loan site (www.loanmartusa.com) for residents of California and plan to expand to other geographic areas over time. Our product development department continues to develop and test additional new products and services for our customers.

Capitalizing on our Enhanced Network and System Capabilities.  With our network of 1,281 stores, as of July 31, 2007, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

Maintaining our Customer-Driven Retail Philosophy.  We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our service sector customers. This dedication to service helps to explain our high 90+% customer satisfaction scores. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our U.S. stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including incentive programs to reward employees for exceptional customer service.

Community Involvement and Ethics.  We strengthen relationships with our business partners through ethical behavior and with our customers through community involvement. In March of 2007 we were honored to be named the fourth most trustworthy public company in the United States by Audit Integrity, who ranked firms on exhibiting the “highest degree of accounting transparency and fair dealing to stake holders during 2006.” We have also encouraged the management of each of our stores to involve themselves with their respective local communities. From these efforts we have provided over $1.3 million in charitable donations through the generosity of our customers and employees in local charity drives.

Customers

Our core customer group are generally working and middle class consumers who are often under-banked and under served by traditional financial institutions. These customers rely on their current income to cover immediate living expenses and cannot afford to wait for checks to clear through the commercial banking system. We believe that many of our customers use our check cashing and short-term lending services in order to access cash immediately without having to maintain a minimum balance in a checking account and to borrow money to fund immediate needs. We believe that consumers value our affordability and attention to customer service, and their choice of a financial services provider is influenced by our convenient locations and extended operating hours.

In the summer of 2007 we commissioned Viewpoint Research to conduct a thorough attitude and usage study of our consumers in the United States, Canada and the United Kingdom. Below are some of the quantitative results which will be used to better develop our products and market to our consumers.

U.S. Customers.  The average age of our domestic check cashing customer is 38. Our typical check-cashing customer is more likely to be male and never married. He graduated from high school and is employed in a skilled trade earning $24,000 a year. He owns his car but not his home. He has a cell phone but not a bank account or credit card. He is very satisfied with his experience at Money Mart and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as his favorite attributes.

The average domestic short-term consumer loan customer is 43. Our typical loan customer is more likely to be female and is or has been married. She graduated from high school and has taken some college/technical course work. She works as a professional and earns over $30,000 a year. She owns her car but not her house. She has a cell phone, bank account, credit card and bank debit card. We believe she is very satisfied with her experience at Money Mart and Loan Mart and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as her favorite attributes.

Canadian Customers.  The average age of our Canadian check cashing customer is 34. Our typical check casher is more likely to be male and never married. He graduated from high school and is employed full time with an income of US$23,000 a year. He does not own a car or a home. He has a cell phone, internet access, bank account but not a credit card. We believe he is very satisfied with his experience at Money Mart and lists convenient hours, simple process, teller attitudes, fast service and convenient locations as his favorite attributes.

The average Canadian short-term consumer loan customer is 41. Our typical loan customer is more likely to be female and is or has been married. She graduated from high school and has taken some college/technical course work. She is employed full time and earns over US$34,000 a year. She owns her car but not her house. She has a cell phone, internet access, bank account, credit card and bank debit card. She is very satisfied with her experience at Money Mart and lists teller attitude, friendliness, convenient hours, and simple process as her favorite attributes.

United Kingdom Customers.  The average age of our United Kingdom check cashing customer is 35. Our typical check casher is more likely to be male and never married. He graduated from high school and is employed full time with an income of US$37,000 a year. He owns his car but not his home. He has a cell phone, bank account, debit card but not a credit card or regular access to the internet. We believe he is very satisfied with his experience at Money Shop and lists friendliness of staff, attitude of staff to customers, speed of service, ease of service and hours of operation as his favorite attributes.

The average age of our United Kingdom short-term consumer loan customer is 37 years old. Our typical loan customer is more likely to be male and is or has been married. He graduated from high school and has taken some college/technical course work. He is employed full time and has an income of US$39,000 a year. He owns his car but not his home. He has a cell phone, bank account, debit card and access to the internet but not a credit card. We believe he is very satisfied with his experience at Money Shop and lists attitude of staff to customers, friendliness of staff, speed of service, ease of service and convenient locations as his favorite attributes.

Products and Services

Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term or longer-term consumer loans and use one or more of the additional financial services available at most locations including Western Union money order and money transfer products, legal document processing services, electronic tax filing, bill payment, reloadable VISA® and Mastercard® brand debit cards, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Check Cashing.  Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer’s identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores. For fiscal 2006, check cashing fees averaged approximately 3.78% of the face value of checks cashed. For fiscal 2007, check cashing fees averaged approximately 3.84% of the face value of checks cashed.

The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, U.S., Canadian and United Kingdom operations for the periods indicated below:

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(Unaudited)

Consolidated operations:
Face amount of checks cashed	$2,938,950,000	$3,169,350,000	$3,424,835,000	$3,772,426,000	$4,341,026,000
Number of checks cashed	8,568,944	8,427,990	8,141,697	8,373,342	9,003,970
Average face amount per check	$342.98	$376.05	$420.65	$450.53	$482.12
Average fee per check	$12.65	$13.93	$15.81	$17.01	$18.52
Average fee as a % of face amount	3.69%	3.70%	3.76%	3.78%	3.84%
U.S. operations:
Face amount of checks cashed	$1,384,958,000	$1,349,956,000	$1,309,231,000	$1,394,516,000	$1,404,965,000
Number of checks cashed	3,855,664	3,621,174	3,379,123	3,410,668	3,337,551
Average face amount per check	$359.20	$372.80	$387.45	$408.87	$420.96
Average fee per check	$12.75	$13.18	$13.79	$14.13	$14.51
Average fee as a % of face amount	3.55%	3.53%	3.56%	3.46%	3.45%

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(Unaudited)

Canadian operations:
Face amount of checks cashed	$989,663,000	$1,144,380,000	$1,300,089,000	$1,514,753,000	$1,938,692,000
Number of checks cashed	3,475,201	3,476,375	3,529,879	3,607,553	4,318,185
Average face amount per check	$284.78	$329.19	$368.31	$419.88	$448.96
Average fee per check	$9.58	$11.07	$12.38	$14.44	$15.43
Average fee as a % of face amount	3.36%	3.36%	3.36%	3.44%	3.44%
U.K. operations:
Face amount of checks cashed	$564,329,000	$675,014,000	$815,515,000	$863,157,000	$997,369,000
Number of checks cashed	1,238,079	1,330,441	1,232,695	1,355,121	1,348,234
Average face amount per check	$455.81	$507.36	$661.57	$636.96	$739.76
Average fee per check	$20.99	$23.45	$31.20	$31.13	$38.33
Average fee as a % of face amount	4.60%	4.62%	4.72%	4.89%	5.18%

From fiscal 2003 through fiscal 2007, the number of stores in our network has increased, while the number of checks cashed in the U.S. has generally decreased. The primary reason for this decrease are an increased focus on our consumer loan products. In addition, studies by the Federal Reserve Board and others show that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. We also have a decreased focus on cashing government checks. We have increased our focus on cashing higher fee payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.

If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collection department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check to seek payment. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2006 and 2007, we collected 74.4% and 73.6% of the face value of returned checks, respectively.

The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S., Canadian and United Kingdom operations for the periods indicated below:

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(Unaudited)

Consolidated operations:
Face amount of returned checks	$26,164,000	$29,061,000	$32,644,000	$39,052,000	$47,520,000
Collections on returned checks	19,426,000	21,399,000	23,655,000	29,070,000	34,987,000
Net write-offs of returned checks	6,738,000	7,662,000	8,989,000	9,982,000	12,532,000
Collections as a percentage of returned checks	74.2%	73.6%	72.5%	74.4%	73.6%
Net write-offs as a percentage of check cashing revenues	6.2%	6.5%	7.0%	7.0%	7.5%
Net write-offs as a percentage of face amount of checks cashed	0.23%	0.24%	0.26%	0.26%	0.29%
United States operations:
Face amount of returned checks	$12,046,000	$13,761,000	$14,749,000	$16,846,000	$18,307,000
Collections on returned checks	8,335,000	10,284,000	10,881,000	12,586,000	13,961,000
Net write-offs of returned checks	3,711,000	3,477,000	3,868,000	4,260,000	4,346,000
Collections as a percentage of returned checks	69.2%	74.7%	73.8%	74.7%	76.3%
Net write-offs as a percentage of check cashing revenues	7.6%	7.3%	8.3%	8.8%	9.0%
Net write-offs as a percentage of face amount of checks cashed	0.27%	0.26%	0.30%	0.31%	0.31%
Canadian operations:
Face amount of returned checks	$8,116,000	$8,797,000	$9,906,000	$11,498,000	$16,051,000
Collections on returned checks	7,246,000	7,320,000	8,319,000	9,831,000	13,254,000
Net write-offs of returned checks	870,000	1,477,000	1,587,000	1,667,000	2,797,000
Collections as a percentage of returned checks	89.3%	83.2%	83.9%	85.5%	82.6%
Net write-offs as a percentage of check cashing revenues	2.6%	3.8%	3.6%	3.2%	4.2%
Net write-offs as a percentage of face amount of checks cashed	0.09%	0.13%	0.12%	0.11%	0.14%
United Kingdom operations:
Face amount of returned checks	$6,002,000	$6,503,000	$7,989,000	$10,708,000	$13,162,000
Collections on returned checks	3,845,000	3,795,000	4,455,000	6,653,000	7,773,000
Net write-offs of returned checks	2,157,000	2,708,000	3,534,000	4,055,000	5,389,000
Collections as a percentage of returned checks	64.1%	58.4%	55.8%	62.1%	59.1%
Net write-offs as a percentage of check cashing revenues	8.3%	8.7%	9.2%	9.6%	10.4%
Net write-offs as a percentage of face amount of checks cashed	0.38%	0.40%	0.43%	0.47%	0.54%

Consumer Lending

Prior to June 2007 we originated consumer loans on behalf of a domestic bank. For these consumer loans, at the time the funds were advanced to the borrower, the borrower signed a note and provided the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which was generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit was presented for payment.

We formerly acted as a servicer for County Bank of Rehoboth Beach, Delaware and as a servicer for First Bank of Delaware (“First Bank”). On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limited the period during which a borrower could have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition away from bank-funded single payment consumer loans to company-funded single payment loans.

As of June 30, 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, had transitioned to the company-funded consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans has not had a material impact on our operations. We have also implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guaranty, originate and service loans for a non-bank lender that complies with Texas law.

First Bank has historically been the lender in our CustomCash® domestic installment loan program. Acting in response to certain concerns raised by the FDIC with respect to this program, First Bank advised us that, effective April 2007, it would no longer distribute consumer loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. To date, we have not been authorized by First Bank to distribute the CustomCash® product over the Internet. Accordingly, we continue to transition our CustomCash® installment loan product customers to our company-funded short-term single payment loan. In July 2007, we began offering a company-funded installment loan product in our New Mexico stores and will review the performance of the product for potential introduction in other states. On August 31, 2007, we launched an internet short-term loan site (www.loanmartusa.com) for residents of California and plan to expand to other geographic areas over time.

We also originate unsecured short-term single-payment loans to borrowers for our own account in Canada, the United Kingdom and in most United States markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. We issue loans in the United Kingdom for up to GBP600, with a term of 30 days. We originated or extended approximately $964.9 million of the single-payment consumer loans during fiscal 2006 and approximately $1,331.4 million during fiscal 2007. In addition, we act as a direct lender of longer-term installment loans in the United Kingdom and in certain United States and Canadian markets. In the United States for fiscal 2007, we originated 70,620 installment loans with an average principal amount of $736 and a weighted average term of approximately 55 days. We originated or extended installment loans through our locations in the United States of approximately $52.0 million in fiscal 2007. In Canada, for fiscal 2007, we originated 3,490 installment loans with an average principal amount of $1,351 and a weighted average term of approximately 257 days. We originated or extended installment loans through our locations in Canada of approximately $4.7 million in fiscal 2007. In Canada, for fiscal 2006, we originated 4,200 installment loans with an average principal amount of $1,260 and a weighted average term of approximately 182 days. We originated or extended installment loans through our locations in Canada of approximately $5.3 million in fiscal 2006.

In the United Kingdom for fiscal 2007, we originated 8,824 installment loans with an average principal amount of $1,416 and a weighted average term of approximately 379 days. In the United Kingdom for fiscal 2006, we originated 8,725 longer-term installment loans with an average principal amount of $1,294 and a weighted average term of approximately 365 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $12.5 million in fiscal 2007 and $11.3 million in fiscal

2006. Outstanding installment loan receivable at June 30, 2007 is $0.9 million, $10.1 million and $2.1 million in the United States, United Kingdom and Canada, respectively.

We had approximately $81.9 million of net consumer loans on our balance sheet at June 30, 2007 and approximately $53.6 million on June 30, 2006. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2007 and 2006 are reported net of a reserve of $8.6 million and $5.4 million, respectively, related to consumer lending. Loans in default at June 30, 2007 was $10.3 million, net of a $18.0 million allowance, and was $4.3 million, net of a $11.7 million allowance at June 30, 2006.

The following table presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (dollars in thousands):

	Year Ended June 30,
	2005	2006	2007

U.S. company-funded consumer loan originations(1)	$73,762	$236,025	$282,364
Canadian company-funded consumer loan originations(2)	447,940	554,949	827,535
U.K. company-funded consumer loan originations(2)	185,042	204,220	269,779

Total company-funded consumer loan originations	$706,744	$995,194	$1,379,678

U.S. servicing revenues, gross	$66,984	$22,673	$29,245
U.S. company-funded consumer loan revenues	11,511	37,814	44,366
Canadian company-funded consumer loan revenues	48,680	69,999	110,010
U.K. company-funded consumer loan revenues	25,829	32,102	43,824
Provision for loan losses on company-funded loans	(29,425)	(30,367)	(45,799)

Total consumer lending revenues, net	$123,579	$132,221	$181,646

Gross charge-offs of company-funded consumer loans	$64,685	$106,164	$160,077
Recoveries of company-funded consumer loans	(50,352)	(84,724)	(123,861)

Net charge-offs on company-funded consumer loans	$14,333	$21,440	$36,216

Gross charge-offs of company-funded consumer as a percentage of total company-funded consumer loan originations	9.2%	10.7%	11.6%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.1%	8.5%	9.0%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.0%	2.2%	2.6%

(1)	Our company-operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during the years ended June 30, 2005 and 2006 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas and Pennsylvania. We no longer offer consumer lending products in Pennsylvania and, in Texas, the Company now offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company-funded.

The increase in total company-funded originations of $384.5 million in fiscal 2007 over fiscal 2006 is primarily due to the transition from the bank-funded loan model to the company-funded loan model in the United States, as well as increases in originations in Canada due to criteria changes and newly opened stores in Canada and the United Kingdom.

Other Services and Products

In addition to check cashing and short-term consumer loans, our customers may choose from a variety of products and services when conducting business at our locations. These services, which vary from store to store, include Western Union money order and money transfer products, legal document processing services, electronic tax filing, bill payment, foreign currency exchange, pawnbroking VISA® and Mastercard® brand reloadable debit cards and gift cards, photo ID and prepaid local and long-distance phone services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.

Among our most significant other financial services products and services are the following:

•	Money Transfers — Through a strategic alliance with Western Union, customers can transfer funds to any location providing Western Union money transfer services. Western Union currently has approximately 300,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2006 and fiscal 2007, we generated total money transfer revenues of $17.2 million and $20.9 million, respectively, primarily at our check cashing stores.

•	Money Orders — Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2007, money order transactions had an average face amount of $203.71 and an average fee of $1.30. For fiscal 2007, our customers purchased 2.2 million money orders, generating total money order revenues of $2.8 million. During fiscal 2006, money order transactions had an average face amount of $194.65 and an average fee of $1.19. During fiscal 2006, our customers purchased 2.1 million money orders, generating total money order revenues of $2.5 million.

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2003	2004	2005	2006	2007

UNITED STATES
California	138	137	137	133	131
Arizona	59	59	67	65	63
Louisiana	4	4	29	27	25
Florida	0	0	0	0	23
Ohio	22	22	22	22	21
Washington	18	18	18	18	17
Pennsylvania	17	17	17	16	16
Virginia	16	16	16	16	16
Oklahoma	10	10	10	10	8
Nevada	8	8	8	7	5
Colorado	7	7	7	7	7
Texas	4	4	4	6	6
Utah	4	4	4	3	3
New Mexico	3	3	3	4	4
Hawaii	3	3	3	3	3
Maryland/D.C.	2	1	1	1	1
Wisconsin	1	1	1	0	0
Oregon	5	5	0	0	0
Alaska	0	0	0	0	1
Franchised locations	0	0	6	7	0

	321	319	353	345	350

WE THE PEOPLE
Company operated	0	0	3	13	0
Franchised locations	0	0	172	132	110

	0	0	175	145	110

CANADA
Company operated	181	194	214	242	360
Franchised locations	109	117	129	128	54

	290	311	343	370	414

UNITED KINGDOM
Company operated	122	125	152	172	192
Franchised locations	351	355	312	218	214

	473	480	464	390	406

Total Stores	1,084	1,110	1,335	1,250	1,280

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

Acquisitions

We have been an active acquirer of competitor stores in each country in which we conduct operations for a number of years.

On March 9, 2006, National Money Mart Company, our Canadian subsidiary, entered into an agreement to purchase substantially all of the assets of eleven franchised stores in western Canada in a series of transactions. The acquired stores were controlled by a franchisee of National Money Mart Company and it also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million in cash.

On April 3, 2006, our United Kingdom subsidiary entered into an asset purchase agreement to acquire six stores from a franchisee of our wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisition was approximately $2.0 million in cash.

On October 31, 2006, our Canadian subsidiary completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing franchisees, which we refer to as the Canadian Acquisition. The acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees. The total purchase price for the Canadian Acquisition was approximately $124.2 million in cash.

On November 12, 2006, we completed the acquisition of 23 financial services stores, predominately located in Southwest Florida. The total purchase price for the acquisition was $29.0 million cash.

Also during fiscal 2007, we completed several small other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

We are actively seeking targeted acquisitions and anticipate adding acquired stores in all three of our geographical markets in the future.

Facilities and Hours of Operation

As part of our retail and customer-driven strategy, we present a clean and attractive environment and an appealing format for our stores. Size varies by location, but the stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the customer service representative and back office areas.

Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. A typical store operates from 9:00 A.M. to 9:00 P.M. during weekdays and on Saturdays, and from 10:00 A.M. to 5:00 P.M. on Sundays. In certain locations, we operate stores 24 hours, seven days per week.

Operational Structure

Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall strategic direction. This corporate staff includes personnel dedicated to compliance functions, including internal audit, risk management, and privacy, as well as global executive management, business development and acquisitions, corporate finance, investor relations, compensation and benefits, global credit and legal functions. We also maintain corporate offices in Victoria, British Columbia and Nottingham, England. Management of our North American store operations is located in our Victoria office while the Nottingham office provides support for our United Kingdom store operations. This support includes executive store management and finance, and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing.

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

We have a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs approximately 111 full-time staff. Operating from 8:00 A.M. to midnight, Eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection for our check cashing and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collections personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced check cashing and credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations. We believe that our ongoing investment in, and company-wide focus on, our compliance practices provides us with a competitive advantage relative to most other companies in our industry. We operate similar facilities in Canada and the United Kingdom as well.

Technology

We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan-collection efforts better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing system, which is composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our check cashing and our credit-verification process. Also, we have deployed an enhanced centralized loan-management and collections system that provides improved customer service processing and management of loan transactions. The loan-management system and collections system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology, which has the effect of reducing both processing and loan-closing times. The point-of-sale system, together with the enhanced loan-management and collections systems, has improved our ability to offer new products and services and our customer service.

Security

The principal security risks to our operations are robbery and employee theft. We have extensive security systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented less than 0.5% of total revenues for fiscal 2007 and fiscal 2006.

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

Advertising and Marketing

We actively measure and conduct testing of our advertising programs to insure we achieve a positive return on investment. The 2007 attitude and usage survey mentioned in the Consumer section is one example of our approach to better understand our consumers and then utilizing those results to develop effective marketing initiatives. Our in-store transaction database allows us to develop sophisticated direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics.

Some of our core marketing elements include: 1) In-Store POP and Promotions — which allow us to target our current customers with new products and consumer contests/incentives that keeps the shopping experience fresh and interesting, 2) Mass Media — which allows us to build our brand awareness with non-users and lapsed users with national TV in Canada, local market TV/radio in the United States and United Kingdom, and Yellow Pages in every geography, 3) New Media — which allows us to test new vehicles as our consumers expand their usage of technology with text messaging, e-mail campaigns, search engine marketing and web site marketing, 4) Local Marketing/Community Involvement — which allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events.

Competition

Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

United States — The industry in which we operate in the United States is highly fragmented. According to FSCA (Financial Service Centers of America) there are over 11,000 neighborhood check cashing stores and according to Stephens Inc. there are over 24,000 short term lending stores. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. There are several public companies in the United States with a large network of stores offering single-payment consumer loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

Canada — In Canada, we are the industry leader and we hold a very significant market share with exceptional brand awareness. In a recent public opinion study of three major metropolitan markets in English-speaking Canada, we found that we have achieved brand awareness of 85%. We estimate that the number of outlets offering check cashing and/or single-payment consumer loans to be 1,500. We believe there is only one other network of stores with over 300 locations and that there is only one other chain with over 50 locations. While we believe that we enjoy almost 25% market share by outlet in Canada, our research estimates our market share by volume of business to be significantly higher.

United Kingdom — Based on information from the British Cheque Cashers Association, we believe that we have a United Kingdom market share of stores of approximately 18%. In addition, we believe that our 406 company-operated and franchised stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term single-payment loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.

Globally — In addition to other check cashing stores and consumer lending stores in the United States, Canada and the United Kingdom, we compete with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants generally provide this service to certain customers with solid credit ratings or for checks issued by highly recognized companies, or those written on the customer’s account and made payable to the store.

We also compete with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

We also compete with lenders and other service providers that provide short term loans and legal document processing services over the Internet. On August 31, 2007, we launched an internet short term loan site (www.loanmartusa.com) for residents of California and plan to expand to other geographies over time.

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

Regulation of Check Cashing

To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in six states: Arizona, California, Hawaii, Louisiana, Ohio, Pennsylvania and the District of Columbia, where regulations set maximum fees for cashing various types of checks. Our fees comply with applicable state regulations.

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

In the United Kingdom, as a result of the Cheques Act of 1992, banks must refund the fraudulent or dishonest checks that they clear. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for businesses such as ours. Additionally, in 2001 the Money Laundering Act of 1993 was enhanced, requiring check cashing, money transfer and bureau de change providers to be licensed. We believe we currently comply with these more stringent rules and regulations.

Regulation of Consumer Lending

In the United States, historically the majority of our stores were in states where we engaged in consumer lending as a servicer for federally insured financial institutions. We provided these banks with marketing, servicing and collection services for their unsecured short-term single-payment loan products that were offered under our service mark Cash ’Til Payday®. We also offered company-funded short-term single-payment loan products in a limited number of states where we had stores, also under our Cash ’Til Payday® mark. On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limited the period during which a borrower could have short-term single-payment loans outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, we announced that, as a result of the FDIC’s letter, we would transition away from bank-funded single payment consumer loans to company-funded loans. These loans continue to be marketed under our Cash ’Til Payday® mark.

As of June 2006, all of our retail financial service locations, with the exception of those in Pennsylvania and Texas, have transitioned to the company-funded single payment consumer loan model. Historically we marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, we were advised by First Bank, which had been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans eliminated this form of lending but this cessation did not have a material impact on our operations. In June 2006, we implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which we guaranty, originate and service loans for a non-bank lender that comply with Texas law.

First Bank, the lender in our CustomCash® domestic installment loan program in states other than New Mexico, is working to address concerns raised by the FDIC with respect to this program. During fiscal 2007, First Bank advised us that the FDIC would require the origination of such installment loans to be discontinued at our retail financial service locations, although such loans would be permitted to be originated in the future using electronic means such as facsimile and the Internet. We worked with First Bank to implement a system designed to meet the FDIC’s concerns; however, on April 16, 2007, we were required by First Bank (apparently for regulatory reasons) to suspend origination of new First Bank installment loans without having first obtained approval of a replacement distribution system. We continue to await advice from First Bank that its all-electronic distribution channel has been approved by the FDIC. While we have been responsive to First Bank’s requests and inquiries, we are not certain whether First Bank will ultimately resume this line of business with us. The suspension of this product line resulted in a reduction of approximately $1.5 million of revenues in the fourth quarter ended June 30, 2007. These estimated net reductions reflect the successful transition of many former installment loan borrowers to use of our short-term single-payment loan products as an alternative source of credit.

We announced on June 16, 2005 that we were discontinuing marketing and servicing consumer loans fulfilled through document transmitter locations. We will continue to offer loans directly to borrowers through other channels of distribution.

In Canada, our consumer lending activities have historically been subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian consumers. Canadian borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry’s consumer loan products to the respective provinces. To date, Manitoba, Nova Scotia, British Columbia and Saskatchewan have proposed or adopted substantive regulation of short-term consumer lenders pursuant to the new provincial authority; Alberta’s regulatory framework is currently under review and is expected to be implemented in 2008. In general, such regulations to date are similar to those in effect in the United States and require lenders to be licensed, set maximum limits on the charges to the consumer for a loan, prohibit lenders, in some states, from having more than one short-term loan with the same borrower at the same time in some states and regulate collection practices.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 and related rules and regulations. As required by the Act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition, policy, and for consumer protection. The Act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. To comply with these rules, we use model credit agreements provided by the British Cheque Cashers Association.

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

Also, money services businesses are required by the Money Laundering Act of 1994 to register with the U.S. Treasury Department. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“PATRIOT Act”) includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that directly impact check cashers and other money services businesses. Specifically, the PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the PATRIOT Act. The U.S. Treasury Department’s Office of Foreign Assets Control administers economic sanctions and embargo programs that require assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. We maintain procedures to assure compliance with these requirements.

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

United Kingdom.  The Terrorism Act 2000 and the Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that identity is taken for any person carrying out single or multiple foreign exchange transactions exceeding GBP10,000 or EUR15,000 and for the cashing of any third party check, in any amount. Any single foreign exchange transaction exceeding GBP5,000 and all transactions involving checks drawn on foreign banks are monitoried by the U.K. company appointed Money Laundering Reporting officer and are reported to the Serious Organized Crime Agency if deemed suspicious. Suspicious transaction reports, in addition to the foreign exchange requirements, are also submitted to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements.

Regulation of Legal Document Processing Services Business

The regulation of our legal document processing services business comes from two principal sources:

•	state laws which prohibit: (1) the unauthorized practice of law, or UPL; and (2) fraudulent, deceptive and unfair business practices generally; and

•	section 110 of the U.S. Bankruptcy Code.

All states in the United States have laws which prohibit UPL. In addition, all states in the United States have consumer protection laws which prohibit fraudulent, deceptive and unfair business practices. In some of those states, the state bar association, in conjunction with a regulatory agency such as the state supreme court or the state attorney general, monitors and enforces compliance with the state’s prohibitions on UPL. In other states, the state attorney general’s consumer protection regulatory authority includes monitoring and enforcing compliance with the state’s prohibitions on UPL. Two states, Arizona and California, have enacted laws which specifically allow and regulate the preparation and processing of legal documents by non-attorneys, including provisions which detail specific educational, certification and licensing requirements. There have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys. In Illinois, we are sponsoring a bill now moving through the legislative process which would regulate the preparation of legal documents by non-attorneys.

At the federal level, the preparation of bankruptcy petitions by non-attorneys is regulated by Section 110 of the U.S. Bankruptcy Code. Section 110 places restrictions on, among other things, the manner in which a non-attorney may advise debtors and sets forth additional requirements regarding how services are provided, the reasonableness of a non-attorney’s fees and how court fees are collected and handled. The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 added certain disclosure requirements to Section 110, none of which is expected to have a material impact on our legal document processing services business. This legislation requires prospective debtors to seek consumer credit counseling before filing for chapter 7 bankruptcy. It is too soon to tell what impact, if any, this requirement will ultimately have on the volume of bankruptcy petitions processed by our legal document processing services business, however, it has substantially decreased the volume processed in the latter half of fiscal 2006 and fiscal 2007.

We believe that our legal document processing services business model does not constitute the practice of law. From time to time, we receive inquiries from state bar associations and state regulatory authorities regarding our legal document processing services business model and the activities of our franchisees. We address these inquiries as they are made on a case-by-case basis. In many instances, no further inquiries or actions are taken by the state bar association or regulatory authority. Nevertheless, our business model has been and continues to be challenged in various states and by various U.S. bankruptcy trustees.

Privacy Regulation

We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.

Other Regulation

We operate a total of 131 financial service stores in California. This state has enacted a so-called “prompt remittance” statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statute limits the number of days, known as the “float,” that we have use of the money from the sale of money orders.

In addition to fee regulations, licensing requirements and prompt remittance statutes, certain jurisdictions have also placed limitations on the commingling of money order proceeds and established minimum bonding or capital requirements.

Proprietary Rights

We hold the rights to a variety of service marks relating to financial services we provide in our stores. In addition, we maintain service marks relating to the various names under which our stores operate.

Insurance Coverage

We maintain insurance coverage against losses, including theft, to protect our earnings and properties. We also maintain insurance coverage against criminal acts with a deductible of $50,000 per occurrence.

Employees

On June 30, 2007, we employed 4,795 persons worldwide, consisting of 389 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 4,406 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in Item 1A of this annual report on form 10K, as well as those risk factors in the section entitled “Risk Factors” set forth in the offering memorandum for the issuance of our 2.875% Convertible Notes on June 27, 2007. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Related to Our Business and Industry

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

As we develop and introduce new products and services, we may become subject to additional federal, state and foreign regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. Also, states may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business is also subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.

Currently our check cashing and consumer lending activities are subject to only limited substantive regulation in Canada other than usury laws. The Canadian Parliament has recently transferred jurisdiction and the refinement of laws and regulation of our industry’s consumer loan products to the respective provinces. There can be no assurance that the new regulations that may be adopted would not have a detrimental effect on our consumer lending business in Canada. Historically our Canadian consumer lending activities were subject to provincial licensing in Sastatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian customers. Such borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulations of our industry’s consumer loan products to the respective provinces. To date, Manitoba, Nova Scotia, British Columbia and Saskatchewan have proposed or adopted substantive regulation of short-term consumer lenders pursuant to the new provincial authority; Alberta’s regulatory framework is currently under review and is expected to be implemented in 2008. In general, such regulations are similar to those in effect in the United States and require lenders to be licensed, set maximum limits on the charges to the consumer for a loan, prohibit lenders, in some states, from having more than one short-term loan with the same borrower at the same time and regulate collection practices.

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

We maintain an allowance for loan losses for anticipated losses on loans we make directly as well as for fee adjustments for losses on loans we historically had originated and serviced for others. To estimate the appropriate level of loan loss reserves, including the reserve for estimated reductions to loan servicing fees, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that we make directly and outstanding loans we originate and service for others. As of June 30, 2007, our allowance for loan losses on company-funded consumer loans that were not in default was $8.6 million; our allowance for losses on defaulted loans was $18.0 million; and our reserve for estimated reductions to loan service fees was $0.7 million. These reserves, however, are estimates, and if actual loan losses or reductions to loan servicing fees are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

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

We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 72.3% of our total revenues during fiscal 2007 and 65.8% of our total revenues during fiscal 2006. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.

The international scope of our operations may contribute to increased costs and negatively impact our operations.

Our operations in Canada and the United Kingdom are significant to our business and present risks which may vary from those we face domestically. At June 30, 2007, assets held by our foreign subsidiaries represented 67.8% of our total assets. Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations.

Foreign currency fluctuations may adversely affect our results of operations.

We derive significant revenue, earnings and cash flow from our operations in Canada and the United Kingdom. Our results of operations are vulnerable to currency exchange rate fluctuations in the Canadian dollar and the British pound against the United States dollar. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted income before income taxes by approximately $7.6 million for fiscal 2007 and $6.8 million for fiscal 2006. This impact represents nearly 136.6% of our consolidated income before income taxes for fiscal 2007 and 19.7% of our consolidated income before income taxes for fiscal 2006. Our results of operations will continue to be significantly affected by foreign currency fluctuations, which would cause our results to be below expectations in any period.

Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 40.7% of our total revenues during fiscal 2007 and 43.4% of our total revenues during fiscal 2006. Any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.

We may experience difficulties transitioning our U.S. installment-lending business to our company-funded short-term single payment loan product.

In the United States, in certain states we historically have engaged in consumer lending as a servicer for First Bank. We provided First Bank with marketing, servicing and collection services for their installment loan product. As of April 2007, First Bank no longer originates consumer loans through third-party retail locations. Accordingly, we are transitioning our CustomCash® installment loan product customers to our company-funded short-term single payment loan. If we are unsuccessful in transitioning our installment loan customers to company-funded single payment consumer loans, our earnings could be adversely affected.

Our business model for our legal document processing services business is being challenged in the courts, as well as by state legislatures, which could result in our discontinuation of these services in any one or more jurisdictions.

Our business model for our legal document processing services business is being challenged in various states and, at the federal level, by various United States bankruptcy trustees, as the unauthorized practice of law. A finding in any of these pending lawsuits and proceedings that our legal document processing services business model constitutes the unauthorized practice of law could result in our discontinuation of these services in any one or more jurisdictions.

Future legislative and regulatory activities and court orders may restrict our ability to continue our current legal document processing services business model or expand its use. For example, there have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys. In Illinois, as we have done successfully in both California and Arizona, we have sponsored legislation (presently pending in both the Illinois House and Senate) that would provide a “safe harbor” for franchisees under the business model.

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

Our expansion strategy, which contemplates the addition of new stores and the acquisition of competitor stores, is subject to significant risks. Our continued growth is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to the Company’s operating platform, the ability to obtain any government permits and licenses that may be required and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.

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

Our future success depends to a significant degree upon the members of our senior management team, which have been instrumental in procuring capital to assist us in executing our growth strategies, identifying and negotiating domestic and international acquisitions and providing expertise in managing our developing international operations. The loss of the services of one or more members of senior management could harm our business and future development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain the requisite personnel as needed in the future, our operating results and growth could suffer.

A catastrophic event at our corporate or international headquarters or our centralized call-center facilities in the United States, Canada and the United Kingdom could significantly disrupt our operations and adversely affect our business, results of operations and financial condition.

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in Victoria, British Columbia and Nottingham, England. We also maintain a centralized call-center facility in Salt Lake City, Utah that performs customer service, collection and loan-servicing functions for our consumer lending business, as well as similar facilities in Victoria, British Columbia and Nottingham, England. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

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

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

Our executive officers, directors and principal stockholders may be able to exert significant control over our future direction.

Our executive officers, directors and principal stockholders together control a significant portion of our outstanding common stock. As a result, these stockholders, if they act together, may be able to exert significant influence, as a practical matter, on all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. We are also a party to employment agreements with Jeffrey Weiss and Donald Gayhardt that require us to use our commercially reasonable efforts to ensure that they continue to be members of our board of directors as long as they are our Chief Executive Officer and President, respectively. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

The accounting method for convertible debt securities with net share settlement, such as our 2.875% Senior Convertible Notes due 2027, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” is accounted for in a manner similar to nonconvertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of our 2.875% Senior Convertible Notes due 2027 are not included in the calculation of our earnings per share until the conversion price is “in the money,” and we are assumed to issue the number of shares of common stock necessary to settle.

At the July 25, 2007 FASB meeting, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion, (including partial cash settlement). The proposed FSP would require issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. The proposed FSP would make any final guidance effective for fiscal periods after December 15, 2007, would permit early application, and would be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. The final FSP is expected to be issued by December 2007.

We cannot predict the timing or any outcome of the FASB deliberations, whether the FASB will require net share settled convertible debt securities to be accounted for under the existing method, the proposed method described above or some other method, when any change would be implemented or whether such a change would be implemented retroactively or prospectively. The FASB may even recommend broader reconsideration of other forms of convertible debt securities.

We also cannot predict any other changes in generally accepted accounting principals, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our security, including our common stock and the 2.87% Senior Convertible Notes due 2027.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2007, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Number of
Period Ending June 30,	Leases Expiring

2008	127
2009 - 2011	517
2012 - 2016	264
2017 - 2021	39
Thereafter	2

949

The following table reflects the change in the number of stores during fiscal years 2005, 2006 and 2007:

	2005	2006	2007

Number of stores at beginning of period	1,110	1,335	1,250
New stores opened	42	34	52
Stores acquired	51	47	115
Stores closed	(15)	(32)	(30)
Net change in franchise stores	147	(134)	(107)

Number of stores at end of period	1,335	1,250	1,280

Item 3.	LEGAL PROCEEDINGS

In addition to the legal proceedings discussed below, which we are defending vigorously, we are involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although we believe that the resolution of these proceedings will not materially adversely impact our business, there can be no assurances in that regard.

Canadian Legal Proceedings

On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and our Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. Our Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. DFG’s motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion on January 5, 2007. Leave to appeal from the decision was refused. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.

On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against our Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.

On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, our Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyers advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, our Canadian subsidiary commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. That action has not proceeded past the pleadings stage.

On or about March 5, 2007, a former customer, H. Craig Day, commenced an action against OPCO, our Canadian subsidiary and several of our franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from our Canadian subsidiary in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Young action but relate to a claim period that commences before and ends after the claim period in the Young action and excludes the claim period described in that action.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against our Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and our Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons action described below.

On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against our Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision is pending. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.

Similar purported class actions have been commenced against our Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.

On April 26, and August 3, 2006, two former employees, Peggy White and Kelly Arseneau commenced companion actions against our Canadian subsidiary and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. We intend to vigorously defend these actions.

At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.

California Legal Proceedings

We were the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleged violations of California’s wage-and-hour laws. The named plaintiffs were our former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that we misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that we failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that we computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. We reached a settlement with Chin, resolving all issues for a nominal amount.

In March, 2006, we reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October of 2006. We agreed to settle these cases for $5.8 million and a settlement distribution, including payment to the attorneys for fees and costs occurred on January 11, 2007. The court has scheduled a hearing regarding the final accounting of the settlement funds for October 2, 2007.

On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against us; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against us for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. We filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. Our motion was granted, and Bufil’s motion was denied. Bufil has appealed both rulings and her appellate brief will be filed shortly. We expect briefing to be completed by the end of October 2007 with a decision on the issues in early 2008.

At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.

On April 26, 2007, San Francisco City Attorney filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, against Monetary Management of California, Inc. and Money Mart Express, Inc. (collectively the “Money Mart Entities”). OPCO is the parent of the Money Mart Entities. The complaint alleges that the Money Mart Entities have engaged in unlawful and deceptive business practices in violation of California Business and Professions Code section 17200 by either making or brokering installment loans in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. We deny the allegations of the complaint. The Money Mart Entities answered the complaint on May 25, 2007. On May 29, 2007, all defendants removed the case to the United States Court for the Northern District of California (No. C 07-02789 JSW). On August 20, 2007, the Court issued an order remanding the case to state court. We are unable to state whether an outcome unfavorable to us is either probable or remote, nor are we able to estimate the amount or range of loss in the event of an unfavorable outcome.

We The People Legal Proceedings

Our business model for our legal document preparation services business is being challenged in the courts, as described below, which could result in our discontinuation of these services in any one or more jurisdictions. The principal litigation for the We The People (“WTP”) business unit is as follows:

The company from which we bought the assets of our WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of our franchisees and/or WTP are defendants in various lawsuits. These actions, which are pending in Ohio, Kansas and Oregon state courts, allege violations of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently three stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent us and/or our franchisees from processing legal documents in accordance with our present business model. The Oregon Bar case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The parties have agreed to the terms of a stipulated injunction that needs to be approved and signed by the Court. The Ohio State Bar Association case has been pending since February 2006; in April 2007, WTP reached a settlement with the plaintiff, the Ohio State Bar, by agreeing to pay $20,000 in civil penalties for two counts of UPL by its franchisee. Prosecution costs could be assessed against WTP. The Ohio stipulation must be reviewed and accepted by the Ohio Supreme Court and that review is expected sometime in the next three to six months. In Kansas, the U.S. Bankruptcy Trustee has filed seven lawsuits on behalf of seven WTP customers, alleging that WTP and certain franchisees violated previous stipulations and is seeking an injunction against WTP in preparing any further bankruptcy petitions. WTP is engaged in finalizing a settlement to resolve these cases that will permit WTP to offer bankruptcy petition services in Kansas but at a fee lower than in many other states.

In October, 2005, we filed an action against the Former WTP, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties. As a result, we received all of the funds (approximately $3.25 million) held in escrow from the acquisition, which are recorded in the Proceeds from legal settlement line item in the Statement of Operations.

On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against us and certain of our subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP, including breach of agreement, fraud and violation of the California Franchise Investment Law, and essentially alleged that we and our subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, we filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for an arbitration scheduled for February 2008. We believe the material allegations in the complaint with respect to us and our subsidiaries are without merit and intend to defend the matter vigorously.

On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004, relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration, and the parties are in the process of preparing for that arbitration. We believe that the material allegations against WTP are without merit and intend to vigorously defend the matter.

On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against us, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, we removed the case to the United States District Court for the Central District of California. We also filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for that arbitration. We believe the material allegations in the complaint with respect to us and our subsidiaries are without merit and intend to defend the matter vigorously.

On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County North Carolina against the IDLD Parties, as well as us and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the Franchise Agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. We removed the case to the Federal Court and are in the process of seeking an order compelling arbitration of the dispute. We believe the material allegations in the complaint with respect to us and WTP are without merit and intend to defend the matter vigorously.

On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the U.S. District Court in Connecticut alleging that WTP breached their Franchise Agreement by failing to refund their Franchise Fee of approximately $0.2 million. The parties have agreed to submit this dispute to arbitration where we expect to engage in settlement discussions. We believe the material allegations in the complaint to be without merit and intend to defend the matter vigorously.

On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the United States District Court for the Northern District of Texas against the IDLD Parties, as well as us and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud, deceptive trade practices and violated the Texas business opportunity statute. The Court granted WTP’s motion to compel arbitration. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. We believe the material allegations in the Complaint with respect to us and WTP are without merit and intend to defend the matter vigorously.

On May 8, 2007, WTP’s legal department met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The AG’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising that harmed New York consumers. The AG’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the AG’s Office hold the Former New York City WTP owners liable for the alleged misconduct. The parties are presently negotiating the final terms of the AOD.

On May 10, 2007, WTP franchisee Rosann Pennisi and her company, WTP of Westchester Square, sued us, Ira and Linda Distenfield, IDLD, and WTP, in the Supreme Court of the State of New York. The complaint alleges breach of franchise agreement, tortuous interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. We and WTPUSA deny the allegations and have filed a motion to compel arbitration.

On May 28, 2007, the United States Trustee for the Eastern District of Missouri filed a complaint against the WTP franchisee in St. Louis, Missouri and WTPUSA. The complaint alleges that defendants engaged in the unauthorized practice of law and charged unreasonable fees for bankruptcy petition preparation services in violation of Section 110 of the U.S. Bankruptcy Code. The franchisee and WTPUSA deny the allegations and intend to defend the action vigorously.

It is our opinion that many of the WTP related litigation matters relate to actions undertaken by the Distenfields, IDLD, Inc. and the Former WTP when they owned or managed We The People Forms and Service Centers USA, Inc., during the period of time prior to the acquisition of the assets of the Former WTP by us. However, in many of these actions, we and WTP have been included as defendants in these cases as well. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters against WTP or us or any other of our litigation as well.

In addition to the matters described above, we continue to respond to inquiries we receive from state bar associations and state regulatory authorities from time to time as a routine part of our business regarding our legal document processing services business and our WTP franchisees.

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

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR.” Our common stock was initially offered to the public on January 28, 2005 at a price of $16.00 Below is a summary of the high and low prices of our stock for each quarterly period since the date of our initial public offering as reported on the NASDAQ Global Select Market. On January 28, 2005, the closing price of our common stock was $16.00.

Period	High	Low

January 28, 2005 until March 31, 2005	$17.06	$10.57
April 1, 2005 until June 30, 2005	$13.00	$8.50
July 1, 2005 until September 30, 2005	$15.40	$10.64
October 1, 2005 until December 31, 2005	$12.90	$10.27
January 1, 2006 until March 31, 2006	$18.05	$10.70
April 1, 2006 until June 30, 2006	$19.74	$16.62
July 1, 2006 until September 30, 2006	$22.23	$17.41
October 1, 2006 until December 31, 2006	$30.06	$21.11
January 1, 2007 until March 31, 2007	$32.56	$23.00
April 1, 2007 until June 30, 2007	$33.27	$23.12

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on the Common Stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on January 28, 2005 (the first day of trading of our Common Stock on the Nasdaq) in our Common Stock and similar investments made in the Standard & Poor’s 500 Index and the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Advance America Cash Advance Centers, Inc., Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	1/05	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07
Dollar Financial Corp.	100.00	74.25	66.31	74.88	74.94	111.13	112.50	136.38	174.13	158.13	178.13
NASDAQ Composite	100.00	97.10	99.46	105.01	107.75	114.91	107.00	111.41	119.68	120.32	129.04
Peer Group	100.00	75.40	74.39	71.74	72.14	92.72	104.95	104.08	121.80	112.59	117.54

Holders

On August 31, 2007, there were approximately, 131 shareholders of record.

Debt Securities

Our credit agreement, as amended as of June 20, 2007, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this report.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of OPCO, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our credit agreement, as amended as of June 20, 2007, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this report. For example, OPCO’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Securities Authorized For Issuance Under Equity Compensation Plans

As of June 30, 2007:

	Number of			Number of Securities
	Securities to	Weighted-Average		Remaining
	be Issued	Exercise Price of		Available for
	Upon	Outstanding		Future Issuance
	Exercise of	Options,		Under Equity
	Outstanding Options,	Warrants and		Compensation
Plan Category	Warrants and Rights	Rights		Plans

Equity compensation Plans approved by Shareholders Options	1,297,600	$15.58		14,989
Restricted Shares	111,151		(a)
Restricted Stock Unit Awards	129,250		(a)
Equity compensation Plans not approved by Shareholders	—	—		—

Total	1,538,001	$15.58		14,989

(a)	Not applicable

Item 6.	SELECTED FINANCIAL DATA

We derived the following historical financial information from our audited consolidated financial statements as of June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007, which are included elsewhere in this report This table should be read together with the information contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included in “Item 8 — Financial Statements of Supplementary Data”.

	2003	2004	2005(3)	2006(4)	2007(5)

Statement of Operations Data:
Revenues:
Check Cashing	$108,435	$117,397	$128,748	$142,470	$166,754
Consumer lending:
Fees from consumer lending	107,580	122,461	153,004	162,588	227,445
Provision for loan losses and adjustment to servicing income	(24,995)	(24,489)	(29,425)	(30,367)	(45,799)

Consumer lending, net	82,585	97,972	123,579	132,221	181,646
Money transfer fees	11,652	13,032	14,771	17,205	20,879
Other	16,716	17,706	24,468	36,625	40,654

Total Revenues	219,388	246,107	291,566	328,521	409,933
Store and regional expenses:
Salaries and benefits	73,698	80,291	91,982	106,823	129,522
Occupancy	18,896	19,828	22,899	27,914	32,270
Depreciation	5,908	6,588	7,226	7,834	9,455
Other	49,029	54,066	62,371	69,024	83,814

Total store and regional expenses	147,531	160,773	184,478	211,595	255,061

Store and regional margin	71,857	85,334	107,088	116,926	154,872
Corporate and other expenses:
Corporate expenses	26,039	27,439	38,276	41,784	53,594
Management fee	1,049	1,003	637	—	—
Other depreciation and amortization	3,271	3,244	3,776	3,655	3,390
Interest expense, net of interest income	34,620	40,123	33,878	29,702	31,462
Loss on extinguishment of debt	—	10,355	8097	—	31,784
Goodwill impairment and other charges	—	—	—	—	24,301
Mark to market term loan	—	—	—	—	7,551
Reserve for (proceeds from) litigation settlements	2,750	—	—	5,800	(3,256)
Other	3,987	361	2795	1,506	514

Income before income taxes	141	2,809	19,629	34,479	5,532
Income tax provision(1)(2)	8,735	30,842	19,986	27,514	37,735

Net (loss) income	$(8,594)	$(28,033)	$(357)	$6,965	$(32,203)

Net (loss) income per share:
Basic	$(0.78)	$(2.56)	$(0.03)	$0.38	$(1.37)
Diluted	$(0.78)	$(2.56)	$(0.03)	$0.37	$(1.37)
Shares used to calculate net loss per share:
Basic	10,965,778	10,965,778	13,945,883	18,280,131	23,571,203
Diluted	10,965,778	10,965,778	13,945,883	18,722,753	23,571,203
Operating and Other Data:
Net cash provided by (used in):
Operating activities	$2,865	$19,595	$22,245	$22,438	$31,282
Investing activities	$(10,679)	$(8,619)	$(44,807)	$(39,415)	$(170,651)
Financing activities	$(9,930)	$(15,691)	$43,225	$39,696	$307,358
Stores in operation at end of period:
Company-owned	624	638	716	765	902
Franchised stores and check cashing merchants	460	472	619	485	378

Total	1,084	1,110	1,335	1,250	1,280

	2003	2004	2005(3)	2006(4)	2007(5)

Balance Sheet Data (at end of period):
Cash	$71,809	$69,270	$92,504	$120,221	$294,518
Total assets	$313,611	$319,337	$387,856	$551,825	$833,619
Total debt	$311,614	$325,003	$271,764	$311,037	$576,910
Shareholder’s (deficit) equity	$(28,970)	$(50,887)	$59,636	$161,953	$145,983

(1)	As a result of our refinancing in November 2003, we no longer accrue United States taxes on our foreign earnings. The amount of such tax was as follows:

Year Ended June 30,
2003	2004	2005	2006	2007
(Dollars in thousands)

$5,162	$2,349	$—	$—	$—

(2)	Due to the refinancing of our debt in November 2003, significant U.S. deferred tax assets have been generated. Because the ability to realize the benefits of the asset is not certain, we provided a full valuation allowance against the U.S. deferred taxes at June 30, 2007 which amounted to $96.2 million. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. As of June 30, 2007, we have approximately $99.2 million of United States federal net operating losses and loss carry forwards available to offset future taxable income. The United States federal net operating loss carry forwards will begin to expire in 2023, if not utilized.

(3)	On January 4, 2005 we acquired substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited. The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. The excess of the purchase price over the fair value of identifiable assets acquired was $2.5 million. On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Service, LLC and certain of its affiliates. The aggregate purchase price for this acquisition was $11.9 million in cash, which includes a revenue earn-out of $2.0 million which was paid during the fourth quarter of fiscal 2006. Our revolving credit facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $11.1 million. On March 7, 2005, we entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“Former WTP”) relating to the Former WTP’s retail-based legal document processing services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of our common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP. In addition, we assumed $0.8 million in liabilities and assumed approximately $7.6 million in refundable deposits related to certain franchise agreements. We allocated a portion of the purchase price to purchased franchise agreements for $1.2 million and other assets for $1.1 million, with the remainder allocated to goodwill. Our revolving credit facility and unregistered shares of our common stock were used to fund the purchase. The excess of the purchase price over the fair value of net identifiable assets acquired was $21.5 million. On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million in cash. The excess of the purchase price over the fair value of identifiable assets acquired was $1.7 million. During fiscal 2005, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million.

(4)	In July 2005, we purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. We allocated a portion of the purchase price to territory rights for $4.3 million and $0.8 million to other assets. In October 2005, we purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, we acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $0.8 million in cash paid at closing and a

$0.7 million note payable. We allocated $0.2 million of the purchase price to territory rights. The excess of the purchase price over the fair value of identifiable assets acquired was $1.1 million. On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of eleven franchised stores in western Canada in a series of transactions. The acquired stores were controlled by a franchisee of our Canadian subsidiary, and we also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. We allocated a portion of the purchase price to reacquired franchise rights for $1.4 million and other assets for $1.4 million. Our revolving credit facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $11.9 million.

(5)	On October 31, 2006, we purchased substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart franchisees. The aggregate purchase price for this acquisition was $124.2 million cash and was funded by the Canadian Term Facility. We allocated a portion of the purchase price to reacquired franchise rights for $41.8 million, loans receivable for $5.9 million, cash in stores for $3.3 million and other assets for $3.9 million. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $69.3 million. On November 12, 2006, we purchased substantially all of the assets of the Money Corner, Inc. consisting of 23 financial services stores. The total aggregate purchase price for this acquisition was $29.0 million cash. An additional $1.0 million was paid into an escrow account to secure certain indemnification liabilities of the former owner of the Money Corner. We used our U.S. revolving credit facility to fund the purchase. We allocated a portion of the purchase price to loans receivable for $2.4 million, cash in stores for $1.0 million and other assets for $0.8 million. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $24.8 million. During fiscal 2007, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

On July 26, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of our common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475 million credit facility, which we refer to as the New Credit Agreement, and competed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes. We incurred a loss on the extinguishment of debt of $31.8 million for the year ended June 30, 2007. In October 2006, we redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption.

In December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operating stores and other initiatives, $0.5 million of which is included in accrued expenses and other liabilities at June 30, 2007. In addition, we have incurred $23.2 million in one-time non-cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

On June 27, 2007, we issued $200.0 million aggregate principal amount of 2.875% of senior convertible notes due 2027 (“Convertible Notes”).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are the parent company of Dollar Financial Group, Inc., collectively referred to herein as OPCO, and its wholly owned subsidiaries. Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we have historically received origination and servicing fees from the banks providing the loans or, where we fund our consumer loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.

All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We no longer offer any consumer lending products in our 16 Pennsylvania stores and we have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. In Pennsylvania, the cessation of consumer loan products has not had a material effect on our operations. The lender in our CustomCash® domestic installment loan program, First Bank of Delaware, has been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised us that, effective April 2007, it would no longer distribute our longer-term CustomCash® installment loans through third-party retail locations and instead will distribute such loans only through its own branch offices and the Internet. To date, we have not been authorized by First Bank to distribute the CustomCash® product over the Internet. Accordingly, we continue to transition our CustomCash® installment loan product customers to our company-funded short-term single payment loan.

On July 21, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities and entered into a new $475.0 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for the Notes. We redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption. We also incurred a loss on the extinguishment of debt of $31.8 million for the year ended June 30, 2007.

On October 31, 2006, we completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees, which we refer to as the Canadian Acquisition. The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees, which we refer to as the Purchase Agreements. The total purchase price for the Canadian Acquisition was approximately $124.2 million in cash.

On November 12, 2006, we completed the acquisition of 23 financial services stores, predominantly located in Southwest Florida. The total purchase price for the acquisition was $28.6 million cash.

In December 2006, we completed cross-currency interest rate swap transactions which synthetically converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate $375.0 million debt issuance to a blended fixed rate of 7.4% compared to the previously held Notes at a rate of 9.75%.

Also, in December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.5 million of which is included in accrued expenses and other liabilities at June 30, 2007. In addition, we have incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

On June 21, 2007, we entered into a purchase agreement relating to the sale of $175.0 million aggregate principal amount of the Convertible Notes. Under the terms of the purchase agreement we also granted an option to purchase up to $25.0 million aggregate principal amount of the Notes to cover over-allotments. At closing on June 27, 2007, the initial purchasers exercised the over-allotment option in full.

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

In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 24 consecutive months ending June 30, 2007 as comparable stores and franchises.

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

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Initial franchise fees included in revenues were $1.1 million, $1.6 million and $0.7 million for the years ended June 30, 2005, 2006 and 2007, respectively. Total franchise revenues were $7.1 million, $11.0 million and $7.0 million for the years ended June 30, 2005, 2006 and 2007, respectively.

For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”

In addition to the single-payment consumer loans originated and funded by us, we also have historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware, or County Bank, and First Bank. Pursuant to these relationships, we marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with our transition to the company-funded consumer loan model in June 2005, we terminated our relationship with County Bank and amended our relationship with First Bank. In the third quarter of fiscal 2006, First Bank announced that as of June 30, 2006, it would no longer originate single-payment consumer loans.

For domestic loans funded by First Bank, we recognized net servicing fee income ratably over the life of the related loan. In addition, First Bank established a target loss rate for the loans marketed and serviced by us and servicing fees payable to us were reduced by the amount the actual losses exceed this target loss rate. If actual losses were below the target loss rate, the difference was paid to us as an additional servicing fee.

During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. For additional discussion, please see the section entitled “Consumer Lending”. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. We maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 and $0.9 million at June 30, 2006 and is included in accrued expenses and other liabilities. We discontinued offering the CustomCash® product in April, 2007.

If a First Bank installment loan borrower defaulted and the loan was not subsequently repaid, our servicing fee was reduced. We anticipated that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaulted, we established a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance was charged against revenue during the period that the First Bank borrower initially defaulted on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $0.5 million at June 30, 2007 and $1.2 million at June 30, 2006.

We serviced $65.5 million of loans for First Bank (primarily CustomCash® installment loans) during fiscal 2007 compared to $66.6 million single-payment loans during fiscal 2006. At June 30, 2007, there was $0.9 million in outstanding CustomCash® installment loans for First Bank and an aggregate of $7.9 million single-payment loans for First Bank at June 30, 2006.

Company-Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for single-payment consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net write-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. As a result of our transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, we expect our future domestic loan loss reserve will increase.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $10.3 million at June 30, 2007 and $4.3 at June 30, 2006.

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

Goodwill and Other Intangibles

We account for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights are deemed to have an indefinite useful life and certain of them were expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.

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

Intangibles with indefinite lives are reviewed for indicators of impairment as of June 30, and are tested annually or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

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

In December 2006, due to the inability to integrate the WTP business with our existing check cashing and payday lending store network along with the litigation surrounding the WTP business, we approved and implemented a restructuring plan for the WTP business, which had previously been included in our U.S. reporting unit. The restructuring plan included the closure of all of the company-owned WTP locations. It also included a focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business, we determined an indicator of impairment existed related to the WTP goodwill. We tested this goodwill for impairment as required under FAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.

We tested the remaining portion of the U.S. reporting unit for goodwill impairment and determined that goodwill was not impaired as of December 31, 2006.

In addition, due to the restructuring, we performed an analysis to compare the estimated fair value of WTP’s territory rights to their carrying value. Because WTP plans to focus its sale of franchises to a select group of targeted states, which do not include those for which the territory rights relate, the carrying value of the asset was not recoverable. As a result, an impairment charge of $5.3 million was incurred.

We assess impairments of our intangible assets, with finite lives, in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). We periodically review the carrying value of our intangible assets with finite lives to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.

In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million. See Note 13 “Goodwill and Other Intangibles” for more detail.

As of June 30, 2007, we do not believe any impairment of goodwill and intangible assets exist. However, changes in business conditions may require future adjustments to asset valuations.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

	2005	2006	2007

Statement of Operations Data:
Total revenues:
Check cashing	44.2%	43.4%	40.7%
Consumer lending, net	42.4%	40.2%	44.3%
Money transfers	5.1%	5.2%	5.1%
Other	8.3%	11.2%	9.9%

Total revenues	100.0%	100.0%	100.0%
U.S. revenues:
Check cashing	16.0%	14.7%	11.8%
Consumer lending, net	20.8%	14.0%	12.5%
Money transfers	1.5%	1.4%	1.1%
Other	2.2%	4.0%	2.3%

Total U.S. revenues	40.5%	34.1%	27.7%
Canadian revenues:
Check cashing	15.0%	15.9%	16.3%
Consumer lending, net	14.7%	18.5%	23.5%
Money transfers	2.3%	2.5%	2.8%
Other	5.1%	6.0%	5.9%

Total Canadian revenues	37.1%	42.9%	48.5%
United Kingdom revenues:
Check cashing	13.2%	12.8%	12.6%
Consumer lending, net	6.9%	7.7%	8.3%
Money transfers	1.3%	1.3%	1.2%
Other	1.0%	1.2%	1.7%

Total United Kingdom revenues	22.4%	23.0%	23.8%
Store and regional expenses:
Salaries and benefits	31.5%	32.5%	31.6%
Occupancy	7.9%	8.5%	7.9%
Depreciation	2.5%	2.4%	2.3%
Other	21.4%	21.0%	20.4%

Total store and regional expenses	63.3%	64.4%	62.2%
Store and regional expense margin	36.7%	35.6%	37.8%
Corporate expenses	13.1%	12.7%	13.1%
Other depreciation and amortization	1.3%	1.1%	0.8%
Interest expense, net of interest income	11.6%	9.0%	7.7%
Loss on extinguishment of debt	2.8%	0.0%	7.8%
Goodwill impairment and other charges	0.0%	0.0%	5.9%
Mark to market — term loan	0.0%	0.0%	1.8%
Reserve for (proceeds from) litigation settlements	0.0%	1.8%	(0.8)%
Termination of management services agreement	0.9%	0.0%	0.0%
Other	0.3%	0.5%	0.2%

Income before income taxes	6.7%	10.5%	1.3%
Income tax provision	6.8%	8.4%	9.2%

Net (loss) income	(0.1)%	2.1%	(7.9)%

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Revenues.  Total revenues were $409.9 million for fiscal 2007 compared to $328.5 million for fiscal 2006, an increase of $81.4 million or 24.8%. Comparable retail store and franchised store revenues for the entire period increased $31.6 million or 10.3%. New store openings accounted for an increase of $12.8 million, new store acquisitions accounted for an increase of $45.3 million. These increases were partially offset by a decrease of $3.9 million in revenues related to the We The People business and $2.6 million in revenues from closed stores.

Currency rates in the U.K. accounted for $6.6 million of the increase in fiscal year 2007 as compared to fiscal 2006. This was offset by currency rates in Canada of $2.8 million in fiscal 2007 as compared to fiscal 2006. On a constant currency basis, revenues in the United Kingdom for the entire period increased by $15.1 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for fiscal 2007 increased $61.2 million on a constant currency basis. The growth in our Canadian operations is due to a $38.1 million increase from consumer loan products as a result of a criteria change and pricing adjustments in the third quarter of fiscal 2007 and an overall increase in our Canadian customer average outstanding balance. In addition, Canadian check cashing revenue increased $13.2 million during fiscal 2007, as compared to fiscal 2006. Additional revenue generated by the 82 Canadian stores acquired in late October 2006 was $37.0 million. Revenues from franchise fees and royalties decreased by $4.0 million primarily due to the acquisitions of franchise stores.

Store and Regional Expenses.  Store and regional expenses were $255.1 million for fiscal 2007 compared to $211.6 million for fiscal 2006, an increase of $43.5 million or 20.5%. Currency rates in the U.K. attributed to $4.0 million of the increase in the fiscal year as compared to fiscal 2006. New store openings accounted for an increase of $11.7 million and store acquisitions accounted for an increase of $20.3 million while comparable retail store and franchise store expenses for the entire period increased $30.3 million. Partially offsetting these increases was a decrease of $5.0 million due primarily to the closure of all of our company-owned WTP stores, $0.9 million due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $2.0 million from closed stores. For fiscal 2007, total store and regional expenses decreased to 62.2% of total revenues compared to 64.4% of total revenues for fiscal year 2006. On a constant currency basis, store and regional expenses increased $31.4 million in Canada, $11.3 million in the United Kingdom and decreased $3.1 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses, returned checks and cash shortages, professional fees and store maintenance expenses all of which are commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country.

Corporate Expenses.  Corporate expenses were $53.6 million for fiscal 2007 compared to $41.8 million for fiscal 2006, an increase of $11.8 million or 28.3%. The increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.

Other Depreciation and Amortization.  Other depreciation and amortization expenses remained relatively unchanged and were $3.4 million for fiscal 2007 and $3.7 million for fiscal 2006.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $31.8 million for the year ended June 30, 2007. There was no loss on extinguishment of debt for the same period in the prior fiscal year.

On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of our outstanding Notes. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the year ended June 30, 2007, the loss incurred on the extinguishment of debt is as follows (in millions):

Year Ended
June 30,
2007

Call Premium	$6.8
Tender premium	17.6
Write-off of previously capitalized deferred issuance costs, net	8.8
Write-off of original issue premium	(1.4)

Total	$31.8

Reserve for (Proceeds from) Legal Settlement.  Proceeds from legal settlements for the year ended June 30, 2007 was $3.3 million as compared to a $5.8 million reserve for litigation settlement for the year ended June 30, 2006

On October 21, 2005, the Company filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield, which we refer to collectively as the IDLD Parties, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.3 million, which had been held in escrow from the acquisition.

Goodwill Impairment and Other Charges.  We incurred $24.3 million in goodwill impairment and other charges during the year ended June 30, 2007. No such charges were incurred during the same period in the prior fiscal year.

In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the year ended June 30, 2007, we have incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.5 million of which is included in accrued expenses and other liabilities at June 30, 2007. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

Mark to Market — Term Loans.  We incurred $7.6 million of charges in the year ended June 30, 2007 due to foreign currency translation adjustments related to our subsidiaries foreign debt which is denominated in currencies other than their local currency, during the transition period until we completed cross currency interest rate swaps which synthetically converted the foreign debt into the local currency of each country.

Interest Expense.  Interest expense was $31.5 million in fiscal 2007 compared to $29.7 million in fiscal 2006. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 million of outstanding principal of our 9.75% Senior Notes due 2011 (the “Notes”). Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into a New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. As a result of the higher outstanding long term debt during the twelve months ended June 30, 2007, interest expense increased $4.4 million compared to the twelve months ended June 30, 2006. In addition, higher borrowings under the revolving credit facilities in the U.S. and Canada accounted for a $1.4 million increase. Offsetting these increases was the overall lower blended interest rate in the new facility compared to the prior year which accounted for a decrease of $3.9 million during the twelve months ended June 30, 2007 over the same period in the prior year.

Income Tax Provision.  The provision for income taxes was $37.7 million for fiscal 2007 compared to a provision of $27.5 million for fiscal 2006. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against U.S. and foreign deferred tax assets. Our effective income tax rate was 682.1% for fiscal 2007 and 79.8% for fiscal 2006. The principal reason for the significant difference in the effective tax rates between periods is the $31.8 million U.S. loss on the extinguishment of debt, the Canadian foreign currency mark-to-market loss sustained in connection with its term loan, and the $5.9 million withholding tax recorded in connection with dividends received from Canada, each recorded in the year ended June 30, 2007. Additionally, in addition to the current year taxable loss, $9.0 million of prior year’s net operating losses (NOL’s) and foreign tax credits were utilized to eliminate U.S. tax on the foreign dividends from Canada and the United Kingdom. The use of the NOL’s resulted in a $3.1 million corresponding reduction in the U.S. valuation allowance. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month periods ending June 30, 2007. At June 30, 2007 we maintained deferred tax assets of $98.6 million which is offset by a valuation allowance of $94.0 million of which $46.5 million was provided for in fiscal 2007. The $98.6 in deferred tax assets consists of $54.0 million related to net operating losses and the reversal of temporary differences, $38.7 million related to foreign tax credits and $5.9 million in foreign deferred tax assets. At June 30, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $54.0 million, which reflects a reduction of $3.1 million for the twelve months ended June 30, 2007 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the second quarter. We believe that our ability to utilize net operating losses in a given year will be limited to $8.9 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $38.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $5.9 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

Revenues.  Total revenues were $328.5 million for fiscal 2006 compared to $291.6 million for fiscal 2005, an increase of $36.9 million or 12.7%. Comparable retail store and franchised store revenues for the entire period increased $24.0 million or 8.7%. New store openings accounted for an increase of $8.6 million, new store acquisitions accounted for an increase of $8.0 million and the acquisition of We The People accounted for an increase of $5.3 million. These increases were partially offset by a decrease of $5.5 million in revenues due to our discontinued services as a marketing and servicing agent for consumer loans that were fulfilled through document transmitter locations and $2.7 million in revenues from closed stores.

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

Corporate Expenses.  Corporate expenses were $41.8 million for fiscal 2006 compared to $38.3 million for fiscal 2005, an increase of $3.5 million or 9.2%. The impact of foreign currencies accounted for $0.7 million of the increase. The remaining increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings. In addition, we incurred additional legal costs in fiscal 2006 associated with the Canadian class action litigation and the long-standing California wage-and hour litigation, which has been settled”.

Other Depreciation and Amortization.  Other depreciation and amortization expenses remained relatively unchanged and were $3.7 million for fiscal 2006 and $3.8 million for fiscal 2005.

Management Fees.  There was no management fee for fiscal 2006, compared to $0.6 million for fiscal 2005. In conjunction with our initial public offering on January 28, 2005, we authorized the payment of a $2.5 million fee to terminate a management services agreement among us, OPCO and Leonard Green & Partners, L.P. Subsequent to that date, we are no longer obligated to accrue or pay management fees to Leonard Green & Partners, L.P.

Loss on Extinguishment of Debt.  There was no loss on extinguishment of debt during fiscal 2006 compared to $8.1 million in fiscal 2005.

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

$8.10

Interest Expense.  Interest expense was $29.7 million in fiscal 2006 compared to $33.9 million in fiscal 2005, a decrease of $4.2 million, or 12.3%. On February 2, 2005, we used the majority of the proceeds from our initial public offering to redeem all of our 16.0% senior notes due 2012 and 13.95% senior subordinated notes due 2012. As a result, interest expense related to these notes declined $7.8 million during fiscal 2006 compared to fiscal 2005. Offsetting this decline was an increase of $2.9 million related to the interest on the additional offering of $30 million principal amount of our Notes on June 23, 2005 and an increase of $0.6 million related to a higher outstanding revolving credit facility balance for the twelve months ended June 30, 2006 compared to the same period in the prior year.

Income Tax Provision.  The provision for income taxes was $27.5 million for fiscal 2006 compared to a provision of $20.0 million for fiscal 2005. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against our U.S. deferred tax assets. Our effective income tax rate was 79.8% for fiscal 2006 and 101.9% for fiscal 2005. The principal reason for the significant difference in the effective tax rates between periods is the $8.1 million U.S. loss on the extinguishment of debt and the $2.5 million cost to terminate a management services agreement, both recorded in the year ended June 30, 2005. The accrual of $5.8 million for the settlement of a portion of the California class action litigation increased the U.S. loss for the twelve months ended June 30, 2006. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month periods ending June 30, 2006 and June 30, 2005. Any tax benefit for U.S. losses are presently reduced by a valuation allowance because realization of this deferred tax asset is not assured. Due to the restructuring of our debt in fiscal 2004, significant deferred tax assets were generated and recorded in accordance with SFAS 109. Because realization is not assured, all United States deferred tax assets recorded were reduced by a valuation allowance of $47.5 million at June 30, 2006 of which $10.1 million was provided for fiscal 2006. We believe that our ability to utilize net operating losses in a given year will be limited to $8.9 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under Section 382 of the Code.

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

Balance Sheet Variations

June 30, 2007 Compared to June 30, 2006.

Cash and cash equivalents increased to $294.5 million at June 30, 2007 from $120.2 million at June 30, 2006. The increase is due primarily to excess cash from the Company’s Convertible Notes offering as well as funding operating cash requirements for additional stores added during fiscal 2007. In addition, cash and cash equivalent balances fluctuate significantly as a result of seasonal, monthly, and day-to-day requirements for funding check cashing, consumer lending and other operating activities.

Restricted cash was $1.0 million at June 30, 2007, compared to $80.8 million at June 30, 2006. The $80.8 million at June 30, 2006 was a result of cash proceeds from our follow-on offering of our common stock in June 2006. The cash proceeds were used on July 21, 2006 for the redemption of $71.3 million principal and accrued interest on our outstanding Notes and the related redemption premium. At June 30, 2007, the restricted cash reflected cash held in escrow related to the Money Corner acquisition completed in the quarter ended December 31, 2006.

Loans receivable, net increased to $81.9 million at June 30, 2007 from $53.6 million at June 30, 2006. The increase is attributable to growth in the international portfolios for both unsecured short-term consumer loans and longer-term installment loans, as well as increased company-funded consumer loans resulting from the transition from the bank-funded model to the company-funded model in the U.S. This is offset by the increase in the allowance for loan losses due to the growth of the loan portfolio.

Loans in default, net of an allowance increased to $10.3 million at June 30, 2007 from $4.3 million at June 30, 2006 due primarily as a result of the growth in the international loan portfolios.

Deferred tax assets, net of valuation allowance increased $4.3 million, from $0.2 million at June 30, 2006 to $4.5 million at June 30, 2007. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency swaps used to hedge against the change in value of our U.K. and Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency. In addition, the increase is due to additional temporary differences in the U.S. as well as the foreign tax credit carryforward.

Property and equipment, net of accumulated depreciation increased $14.4 million from $40.6 million at June 30, 2006 to $55.0 million at June 30, 2007. The increase is primarily attributable to new furniture and fixture additions and leasehold improvements in relation to new stores, acquired stores, store relocations and existing store refurbishments in our domestic and foreign operations. The increase is also attributable to the impact of the exchange rates in our foreign subsidiaries.

Goodwill and other intangibles increased $123.1 million, from $218.6 million at June 30, 2006 to $341.7 million at June 30, 2007 due to acquisitions of $137.3 million and foreign currency translation adjustments of $14.3 million; offset by $28.5 million in impairment of goodwill and other intangibles related to the reorganization of the WTP business unit.

Accounts payable increased $16.4 million from $23.4 million at June 30, 2006 to $39.8 million at June 30, 2007 primarily due to the timing of settlements with third-party vendors and our franchisees.

Accrued expenses and other liabilities increased to $46.9 million at June 30, 2007 from $39.9 million at June 30, 2006 due primarily to the fair market value of the derivatives qualifying as cash flow hedges offset by the write-off of deferred revenue related to the reorganization of the WTP business unit and the $5.8 million settlement distribution related to the Woods, Castillo and Williams cases.

The deferred tax liability increased $8.2 million from $4.5 million at June 30, 2006 to $12.7 million at June 30, 2007 as a result of increases in permanent tax differences resulting from increases in goodwill due to acquisitions and the tax effect of the mark to market adjustment of our Canadian and U.K. term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.

Revolving credit facilities and long-term debt increased $265.9 million from $311.0 million at June 30, 2006 to $576.9 million at June 30, 2007. The increase is due primarily to the refinancing of the existing credit facility, which consists of the Canadian Term Facility of US$292.8 million and the UK Term Facility, an aggregate amount of US$82.0 million, in addition to the borrowing in June 2007 of $200 million for the Convertible Notes. This was offset by the retirement of $268.0 million of our outstanding 9.75% Notes on July 21, 2006 and the pay down of our revolver.

Total shareholders’ equity decreased to $146.0 million at June 30, 2007 from $162.0 million at June 30, 2006 primarily as a result of a net loss of $31.3 million offset by the exercising of stock options as well as foreign currency translation and cash flow hedge adjustments in other comprehensive income.

Liquidity and Capital Resources

Our principal sources of cash are from operations, borrowings under our credit facilities and the issuance of our common stock. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance store expansion, finance acquisitions, and finance the expansion of our products and services.

Net cash provided by operating activities was $22.2 million in fiscal 2005, $22.4 million in fiscal 2006 and $31.3 million in fiscal 2007. The increase in net cash provided by operating activities from fiscal 2005 to fiscal 2006 was primarily a result of improved operating results offset in part by additional cash used for company-funded consumer loans due to the transition from the bank-funded model to the company-funded model. The increase in net cash provided from operating activities from fiscal 2006 to fiscal 2007 was primarily a result of improved operating results.

Net cash used in investing activities was $44.8 million in fiscal 2005, $39.4 million in fiscal 2006 and $170.7 million in fiscal 2007. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. For the fiscal year ended June 30, 2005 we made capital expenditures of $14.9 million and completed acquisitions of $30.0 million compared to capital expenditures of $15.9 million and acquisitions of $23.5 million in fiscal 2006. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. The increase in cash used in investing activities during fiscal 2007 is primarily related to the second quarter acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida. During fiscal 2007, we made capital expenditures of $19.4 million and acquisitions of $151.2 million.

Net cash provided by financing activities was $43.2 million in fiscal 2005, $39.7 million in fiscal 2006 and $307.4 million in fiscal 2007. The cash provided by financing activities during fiscal 2007 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes and complete the two aforementioned acquisitions. Also adding to the increase is our Convertible Notes which we plan to use to fund future acquisitions. The increase in fiscal 2006 was primarily a result of the $39.0 million in borrowings under our revolving credit facility associated with the aforementioned acquisitions.

New Credit Facilities.  On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of US$75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of USD295.0 million, which we refer to as the Canadian Term Facility. with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a USD40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of USD25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans dominated in a currency other than our foreign subsidiaries’ functional currency and to fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.

In April 2007, we entered into an amendment and restatement of the New Credit Agreement to, among other things, change the currency of the Canadian Revolving Facility to Canadian dollars, make corresponding modifications to the interest rates applicable and permit secured debt in the United Kingdom not to exceed £GBP5.0 million. On June 20, 2007, we entered into a second amendment of the New Credit Agreement to, among other things, permit the issuance of up to $200 million of unsecured senior convertible debt (see discussion below), make changes to financial covenants and other covenants in connection with the issuance of such debt and to increase the amount of acquisitions permitted under the New Credit Agreement.

Revolving Credit Facilities.  We have two revolving credit facilities: the U.S. Revolving Facility and the Canadian Revolving Facility, both components of the New Credit Agreement:

United States Revolving Credit Facility.  OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the terms loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. At June 30, 2007, the borrowing capacity was $75.0 million. At June 30, 2007 there was nothing outstanding under the U.S. Revolving Facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.

Canadian Revolving Credit Facility.  National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of CAD$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At June 30, 2007, the borrowing capacity was CAD$28.5 million. There was no outstanding indebtedness under the Canadian facility at June 30, 2007.

Long-Term Debt.  As of June 30, 2007, long term debt consisted of $2.0 million principal amount of the 9.75% senior notes, $200.0 million principal amount of Convertible Notes and $375.2 million in term loans due October 30, 2012 under the New Credit Agreement. On September 14, 2006, OPCO commenced a cash tender offer for any and all of its outstanding $200.0 million aggregate principal amount Notes on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments to the indenture, which we refer to as Amendments, under which the Notes were issued. The Amendments eliminate substantially all of the restrictive covenants and certain events of default and became operative and binding on the holders of the Notes as of October 30, 2006, in connection with the closing of the credit facilities as described above and the acceptance of Notes tendered pursuant to the tender offer. The total principal amount of the Notes tendered was $198.0 million.

Operating Leases.  Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the normal course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2007, excluding periodic interest payments, included the following:

	Payments Due by Period
		Less	1 - 3	4 - 5	More
	Total	Than 1 Year	Years	Years	Than 5 Years
	(In thousands)

Revolving credit facilities:	$—	$—	$—	$—	$—
Long-term debt obligations:
9.75% Senior Notes due 2011	1,985	—	—	1,985	—
Term loans due 2012	374,741	3,750	7,500	7,500	355,991
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	128,155	30,155	47,470	25,145	25,385
Other long-term liabilities reflected on the registrants balance sheet under GAAP	184	184	—	—	—

Total contractual cash obligations	$705,065	$34,089	$54,970	$34,630	$581,376

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

Impact of Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for us beginning July 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on the financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB No. 108, which provides guidance on the process of the quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosure. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after

November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of the year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material effect on our financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which address how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for us beginning July 1, 2008.

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective for us beginning July 1, 2008.

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

Foreign Currency Exchange Rate Risk

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2007, we held put options with an aggregate notional value of C$ 54.0 million and GBP 5.4 million to protect the currency exposure in Canada and the United Kingdom through December 31, 2007 and March 31, 2008, respectively. We use purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the United States dollar. Our put options have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2007 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in our cash flow hedges for the year ended June 30, 2007. As of June 30, 2007, amounts related to put options qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $0.3 million net of tax, all of which is expected to be transferred to earnings in fiscal 2008 along with the earnings effects of the related forecasted transactions. The fair market value at June 30, 2007 was $21 thousand and is included in prepaid expenses on the balance sheet.

Canadian operations accounted for approximately 1044.1% of consolidated income before income taxes for fiscal 2007, and 160.3% of consolidated income before income taxes for fiscal 2006. United Kingdom operations accounted for approximately 321.9% of consolidated income before income taxes for fiscal 2007 and approximately 36.3% of consolidated income before income taxes for the fiscal year ended June 30, 2006. As currency exchange rates change, translation of the financial results of the Canadian and United Kingdom operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $37.6 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $7.6 million for fiscal 2007 and $6.8 million for 2006. This impact represents nearly 136.6% of our consolidated pre-tax earnings for fiscal 2007 and 19.7% of our consolidated pre-tax earnings for fiscal 2006. The above figures do not reflect the impact of hedging activities designed to mitigate foreign exchange currency risks.

Cross-Currency Interest Rate Swaps

In December 2006, we entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.

In December 2006, our U.K subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and Dollar Financial U.K. Limited receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012. Under the terms of this cross-currency interest rate swap, we pay GBP at a rate of 8.36% per annum and we receive a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.

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

On a quarterly basis, the swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the net, after tax gain or loss in other comprehensive income and they are reclassified to earnings in the same period that the hedged transaction affects earnings. There was no ineffectiveness recorded related to these cash flow hedges for the year ended June 30, 2007.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2007. Their report is included herein.

/s/ Jeffrey A. Weiss	/s/ Donald Gayhardt

Jeffrey A. Weiss	Donald Gayhardt
Chief Executive Officer	President
September 13, 2007	September 13, 2007

/s/ Randy Underwood	/s/ Pete Sokolowski

Randy Underwood	Pete Sokolowski
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance and
September 13, 2007	Chief Credit Officer
September 13, 2007

/s/ William M. Athas

William M. Athas
Senior Vice President of Finance and Corporate Controller
September 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dollar Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Financial Corp. as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Dollar Financial Corp. and our report dated September 12, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
September 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
September 12, 2007

DOLLAR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2007
	(In thousands except
	share and per share amounts)

ASSETS
Cash and cash equivalents	$120,221	$294,518
Restricted cash	80,750	1,014
Loans receivable, net:
Loans receivable	58,997	90,552
Less: Allowance for loan losses	(5,365)	(8,623)

Loans receivable, net	53,632	81,929
Other consumer lending receivables	3,239	1,056
Loans in default, net of an allowance of $11,694 and $18,045	4,306	10,311
Other receivables	8,680	10,337
Prepaid expenses	10,166	12,146
Deferred tax asset, net of valuation allowance of $47,516 and $94,018	185	4,545
Property and equipment, net of accumulated depreciation of $73,714 and $81,494	40,625	55,031
Goodwill and other intangibles, net of accumulated amortization of $21,307 and $21,778	218,566	341,681
Debt issuance costs, net of accumulated amortization of $4,630 and $1,244	9,437	17,747
Other	2,018	3,304

	$551,825	$833,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,438	$39,808
Income taxes payable	10,963	11,293
Accrued expenses and other liabilities	39,895	46,912
Deferred tax liability	4,539	12,713
Revolving credit facilities	39,000	—
Long-term debt	272,037	576,910
Shareholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 23,399,107 shares and 24,133,800 shares issued and outstanding at June 30, 2006 and June 30, 2007, respectively	23	24
Additional paid-in capital	242,594	251,460
Accumulated deficit	(114,920)	(147,123)
Accumulated other comprehensive income	34,256	41,622

Total shareholders’ equity	161,953	145,983

	$551,825	$833,619

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2005	2006	2007
	(In thousands except share and per share amounts)

Revenues:
Check cashing	$128,748	$142,470	$166,754
Consumer lending:
Fees from consumer lending	153,004	162,588	227,445
Provision for loan losses and adjustment to servicing income	(29,425)	(30,367)	(45,799)

Consumer lending, net	123,579	132,221	181,646
Money transfer fees	14,771	17,205	20,879
Franchise fees and royalties	7,149	10,957	6,958
Other	17,319	25,668	33,696

Total revenues	291,566	328,521	409,933
Store and regional expenses:
Salaries and benefits	91,982	106,823	129,522
Occupancy	22,899	27,914	32,270
Depreciation	7,226	7,834	9,455
Returned checks, net and cash shortages	10,571	11,883	15,295
Telephone and communications	5,998	5,800	6,425
Advertising	8,461	8,197	9,034
Bank charges and armored carrier service	7,621	8,844	10,619
Other	29,720	34,300	42,441

Total store and regional expenses	184,478	211,595	255,061

Store and regional margin	107,088	116,926	154,872

Corporate and other expenses:
Corporate expenses	38,276	41,784	53,594
Management fees	637	—	—
Other depreciation and amortization	3,776	3,655	3,390
Interest expense, net	33,878	29,702	31,462
Loss on extinguishment of debt	8,097	—	31,784
Goodwill impairment and other charges	—	—	24,301
Mark to market — Term Loan	—	—	7,551
Termination of management service agreement	2,500	—	—
Reserve for (proceeds from) litigation settlements	—	5,800	(3,256)
Other, net	295	1,506	514

Income before income taxes	19,629	34,479	5,532
Income tax provision	19,986	27,514	37,735

Net (loss) income	$(357)	$6,965	$(32,203)

Net income (loss) per share:
Basic	$(0.03)	$0.38	$(1.37)
Diluted	$(0.03)	$0.37	$(1.37)
Weighted average shares outstanding
Basic	13,945,883	18,280,131	23,571,203
Diluted	13,945,883	18,722,753	23,571,203

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated
					Other			Total
	Common Stock		Additional		Comprehensive		Management	Shareholders’
	Outstanding		Paid-in	Accumulated	(Loss)	Treasury	Equity	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Stock	Loan	Equity
	(In thousands, except share data)

Balance, June 30, 2004	10,965,779	$11	$61,470	$(120,916)	$13,813	$(956)	$(4,309)	$(50,887)

Comprehensive income:
Foreign currency translation					6,729			6,729
Cash flow hedges					(36)			(36)
Net loss				(357)				(357)

Total comprehensive income								6,336
Initial public stock offering	7,378,125	7	106,932					106,939
Repayment of notes receivable from officer	(416,287)					(6,661)	4,309	(2,352)
Accrued interest on notes receivable from officers			(2,464)					(2,464)
We The People acquisition	141,935		2,000					2,000
Retirement of treasury stock			(7,005)	(612)		7,617		—
Share options exercised	11,100		64					64

Balance, June 30, 2005	18,080,652	18	160,997	(121,885)	20,506	—	—	59,636

Comprehensive income:
Foreign currency translation					14,088			14,088
Cash flow hedges					(338)			(338)
Net income				6,965				6,965

Total comprehensive income								20,715
Secondary stock offering	5,000,000	5	80,099					80,104
Restricted stock grants	107,841							—
Share options exercised	210,614		1,363					1,363
Non-cash stock compensation			135					135

Balance, June 30, 2006	23,399,107	23	242,594	(114,920)	34,256	—	—	161,953

Comprehensive income:
Foreign currency translation					2,940			2,940
Cash flow hedges					4,426			4,426
Net loss				(32,203)				(32,203)

Total comprehensive income								(24,837)
Secondary stock offering			(41)					(41)
Restricted stock grants	25,793							—
Restricted stock vested			393					393
Share options exercised	708,900	1	6,931					6,932
Non-cash stock compensation			1,583					1,583

Balance, June 30, 2007	24,133,800	$24	$251,460	$(147,123)	$41,622	$—	$—	$145,983

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(357)	$6,965	$(32,203)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,523	13,231	14,538
Loss on extinguishment of debt	5,114	—	31,784
Provision for loan losses and adjustment to servicing income	29,425	30,367	45,799
Reserve for litigation settlement	—	5,800	—
Non-cash stock compensation	—	135	1,976
Losses on store closings	66	985	657
Goodwill impairment	—	—	28,482
Foreign currency loss on revaluation of debt	180	—	6,248
Deferred tax provision	2,352	2,005	1,694
Other, net	—	—	(121)
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(22,010)	(39,425)	(59,395)
Decrease in income taxes receivable	5,072	773	—
Increase in prepaid expenses and other	(4,030)	(971)	(2,865)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,090)	2,573	(5,312)

Net cash provided by operating activities	22,245	22,438	31,282
Cash flows from investing activities:
Acquisitions, net of cash acquired	(29,950)	(23,477)	(151,216)
Additions to property and equipment	(14,857)	(15,938)	(19,435)

Net cash used in investing activities	(44,807)	(39,415)	(170,651)
Cash flows from financing activities:
Proceeds from secondary public offering of common stock, net	—	80,750	—
(Increase) decrease in restricted cash	—	(80,750)	79,736
Proceeds from term loans	—	—	375,000
Proceeds from 2.875% Senior Convertible Notes	—	—	200,000
Proceeds from initial public offering of common stock, net	109,786	—	—
Proceeds from the exercise of stock options	64	1,363	6,932
Redemption of 16.0% Senior Notes due 2012	(50,416)	—	—
Redemption of 13.95% Senior Subordinated Notes due 2012	(44,661)	—	—
Other debt (payments) borrowings	(106)	550	(3,181)
Issuance of 9.75% Senior Notes due 2011	30,750	—	—
Partial repayment of 9.75% Senior Notes due 2011	—	—	(292,424)
Convertible debt refinancing	—	—	(6,463)
Net increase (decrease) in revolving credit facilities	—	39,000	(40,359)
Payment for secondary public stock offering costs	—	(367)	(41)
Payment of initial public stock offering costs	(1,462)	—	—
Payment of debt issuance costs	(730)	(850)	(11,842)

Net cash provided by financing activities	43,225	39,696	307,358
Effect of exchange rate changes on cash and cash equivalents	2,571	4,998	6,308

Net increase in cash and cash equivalents	23,234	27,717	174,297
Cash and cash equivalents at beginning of period	69,270	92,504	120,221
Cash and cash equivalents at end of period	$92,504	$120,221	$294,518
Supplemental disclosures of cash flow information:
Interest paid	$24,489	$28,170	$23,000
Income taxes paid	$15,820	$20,370	$35,766

See accompanying notes.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of the Company consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.

The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,280 locations (of which 902 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and We The People® in 30 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,170 locations (including 902 company-owned) in 16 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s business, We The People USA, Inc., acquired in March 2005, which offers retail based legal document processing services through a network of 110 franchised locations in 25 states.

On January 28, 2005, as a result of the Company’s initial public offering, its common shares began trading on the NASDAQ Global Select Market under the symbol “DLLR”.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, income taxes and intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Revenue Recognition (continued)

associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary.

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

In addition to the single-payment consumer loans originated and funded by the Company, the Company also has historically had domestic relationships with two banks, County Bank of Rehoboth Beach, Delaware, or County Bank, and First Bank of Delaware, or First Bank. Pursuant to these relationships, the Company marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the banks. The banks were responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the banks’ loans were not recorded on the Company’s balance sheet. The Company earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In connection with the transition to the company-funded consumer loan model in June 2005, the Company terminated its relationship with County Bank and amended its relationship with First Bank. In the third quarter of fiscal 2006, First Bank announced that as of June 30, 2006, it would no longer originate single-payment consumer loans. As of June 30, 2006, the Company no longer markets and services single-payment consumer loans for First Bank.

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

Because the Company’s domestic servicing fees are reduced by loan losses incurred by the banks, the Company established a reserve for servicing fee adjustments. To estimate the appropriate reserve for servicing fee adjustments, the Company considered the amount of outstanding loans owed to the banks, historical loans charged off, current and expected collection patterns and current economic trends. The reserve was then based on net charge-offs, expressed as a percentage of loans originated on behalf of the banks applied against the total amount of the banks’ outstanding loans. This reserve was reported in accrued expenses and other liabilities on the Company’s balance sheet and was $0 at June 30, 2007 and June 30, 2006.

During fiscal 2006, the Company began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. First Bank is responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans are not recorded on the Company’s balance sheet. The Company earns a marketing and servicing fee for each loan that is paid by a borrower to First Bank. The servicing fee is recognized using the effective interest rate method. This fee is reduced by losses incurred by First Bank on such loans. The Company maintains a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 and $0.9 million at June 30, 2006, it is included in accrued expenses and other liabilities.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Revenue Recognition (continued)

If a First Bank installment loan borrower defaults and the loan is not subsequently repaid, the Company’s servicing fee is reduced. The Company anticipates that it will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaults, the Company establishes a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance is charged against revenue during the period that the First Bank borrower initially defaults on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of a $0.7 million allowance, was $0.5 million at June 30, 2007 and net of a $0.9 million allowance was $1.2 million at June 30, 2006 and is reported on the Company’s balance sheet in other consumer lending receivables.

The Company serviced $65.5 million of loans for First Bank (primarily CustomCash® installment loans) during fiscal 2007 compared to $66.6 million single-payment loans during fiscal 2006. At June 30, 2007, there was $0.9 million in CustomCash® installment loans for First Bank and an aggregate of $7.9 million in CustomCash® installment loans for First Bank at June 30, 2006.

The lender in the Company’s CustomCash® domestic installment loan program, First Bank, has been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised the Company that, effective April 2007, it would no longer distribute consumer loans through third-party retail locations and instead will distribute such loans only through its own branch offices and the Internet. To date, the Company has not been authorized by First Bank to distribute the CustomCash® product over the Internet. Accordingly, the Company continues to transition its CustomCash® installment loan product customers to its Company-funded short-term single payment loan.

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Restricted Cash

Restricted cash is unavailable to the Company until certain contractual terms and conditions are met. The $1.0 million of restricted cash at June 30, 2007 consists of cash held in escrow related to an acquisition. At June 30, 2006, the restricted cash of $80.8 million consisted of cash held for the redemption of debt.

Loans Receivable, Net

Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in loans receivable, net. Loans receivable, net are reported net of a reserve related to consumer lending as described below in the company-funded consumer loan loss reserves policy.

Loans in Default

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and charged against revenue in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Loans in Default (continued)

loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. If the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Other receivables

Other receivables consist primarily of franchise and other third party receivables.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured), which range from 1 to 5 years, or the estimated useful life of the related asset.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Other intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights were deemed to have an indefinite useful life and were expected to be available for sale when certain indemnification claims had been resolved. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.

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

Intangibles with indefinite lives are reviewed for indicators of impairment as of June 30, and tested annually or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The Company assesses impairments of its intangible assets, with finite lives, in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. The Company periodically reviews the carrying value of its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.

See Notes 12 and 13 for further discussion of the interim impairment testing and the resulting impairment charges incurred during the quarter ended December 31, 2006.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 7).

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

Company-Funded Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for consumer loans the Company makes directly through its company-operated locations. To estimate the appropriate level of loan loss reserves, the Company considers the amount of outstanding loans owed to the Company, historical loans charged off, current and expected collection patterns and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods. As a result of the Company’s transition away from the domestic bank-funded consumer loan model to the company-funded consumer loan model, the Company expects its future domestic loan loss reserve will increase.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. If the loans remain in defaulted status for an extended period of time an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $9.0 million, $10.0 million and $13.4 million for the years ended June 30, 2005, 2006 and 2007, respectively.

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

Total contributions charged to expense was $0.8 million, $1.0 million and $1.1 million for the years ended June 30, 2005, 2006 and 2007, respectively.

Effective December 31, 2004, the Company established the Dollar Financial Corp. Deferred Compensation Plan (the “Plan”). The Plan’s primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to fifty percent of base salary and/or one hundred percent of bonus earned. The Administrator, persons appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any Participants, for any reason. Employer contributions to the Plan during fiscal 2005 were $0.7 million.

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

During fiscal 2007, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.1 million. Each such award was granted July 1, 2007 and will vest ratably on an annual basis over a three-year period if, and only if, the Company attains certain strategic objectives as established by the Board of Directors for each fiscal year during the three-year period.

Compensation expense related to discretionary contributions was $0, $0.1 million and $0.6 million for the years ended June 30, 2005, 2006 and 2007. At June 30, 2006 and 2007, $0.1 million and $0.7 million, respectively, related to discretionary contributions were included in accrued expenses and other liabilities on the Company’s balance sheet.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $9.5 million, $9.2 million and $10.0 million for the years ended June 30, 2005, 2006 and 2007, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company’s 9.75% Senior Notes due 2011 and 2.875% Senior Convertible Notes due 2027 (“Convertible Notes”) are based on the quoted market value and broker quotations, respectively. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.

The total fair market value of the OPCO Senior Notes due 2011 at June 30, 2007 was approximately $2.1 million. The total fair market value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $197.0 million at June 30, 2007.

Derivatives

Put Options

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company may elect to purchase put options in order to protect earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2007, the Company held put options with an aggregate notional value of C$ 54.0 million and GBP 5.4 million to protect the future currency exposure in Canada and the United Kingdom through December 31, 2007 and March 31, 2008, respectively. The Company uses purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted earnings denominated in currencies other than the U.S. dollar. The Company’s put options have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2007 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness in the Company’s cash flow hedges for the year ended June 30, 2007. As of June 30, 2007, amounts related to put options qualifying as cash flow hedges amounted to a reduction of shareholders’ equity of $0.3 million, net of tax, all of which is expected to be transferred to earnings in fiscal 2008 along with the earnings effects of the related forecasted transactions. The fair market value of the put options at June 30, 2007 was $21 thousands and is included in prepaid expenses on the balance sheet.

Cross-Currency Interest Rate Swaps

In December 2006, certain of OPCO’s subsidiaries entered into cross-currency interest rate swaps to hedge against changes in cash flows of the Company’s U.K. and Canadian term loans denominated in a

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Derivatives (continued)

currency other than OPCO’s foreign subsidiaries’ functional currency.

In December 2006, OPCO’s U.K subsidiary, Dollar Financial U.K. Limited, entered into a cross currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and it receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.

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

On a quarterly basis, the swap agreements call for the exchange of 0.25% of the original notional balance amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains or losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the net, after tax gain or loss in other comprehensive income and they are reclassified to earnings in the same period that the hedged transaction affects earnings. There was no ineffectiveness recorded related to these cash flow hedges for the year ended June 30, 2007. The aggregate fair market value of the cross currency interest rate swaps at June 30, 2007 is a payable of US$18.8 million and is included in accrued expenses and other liabilities on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended June 30,
	2005	2006	2007

Net (loss) income	$(357)	$6,965	$(32,203)
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	13,946	18,280	23,571
Effect of unvested restricted stock grants(2)	—	108	—
Effect of dilutive stock options(2)	—	335	—

Weighted average number of common shares outstanding — diluted	13,946	18,723	23,571

(1)	Excludes 111,151 shares of unvested restricted stock, which is included in total outstanding common shares as of June 30, 2007.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the fiscal year ended 2005 and 2007, the effect of the dilutive options and unvested restricted stock grants was considered to be antidilutive, and therefore was not included in the calculation of diluted earnings per share.

Stock Option Compensation Expense

At June 30, 2007, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and its subsidiaries. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Stock Option Compensation Expense (continued)

Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis (using the graded vesting attribution method) over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the year ended June 30, 2006 and 2007 was $0.1 million and $1.0 million, respectively, net of related tax effects.

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, which would be included in the determination of net income if the expense recognition provisions of SFAS No. 123R had been applied to all stock option awards in periods presented (in thousands, except per share data):

	Year Ended June 30,
	2005	2006	2007

Net (loss) income — as reported	$(357)	$6,965	$(32,203)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	81	1,026
Deduct: Total stock-option expense determined under the fair value based method, net of related tax benefits	$(4,264)	$(81)	$(1,026)

Net (loss) income — pro forma	$(4,621)	$6,965	$(32,203)

Net (loss) income per common share — basic — as reported	$(0.03)	$0.38	$(1.37)
Net (loss) income per common share — basic — proforma	$(0.33)	$0.38	$(1.37)
Net (loss) income per common share — diluted — as reported	$(0.03)	$0.37	$(1.37)
Net (loss) income per common share — diluted — pro forma	$(0.33)	$0.37	$(1.37)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for the Company beginning July 1, 2007. The Company does not believe the adoption of FIN48 will have a material impact on the financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosure. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of the year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 had no material effect on our financial statements.

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

3.	Supplementary Cash Flow Information

Non-Cash Transactions

On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70.0 million principal repayment of OPCO’s 9.75% Senior Notes due 2011 (“Notes”). On October 30, 2006, the Company wrote-off $7.2 million of unamortized deferred issuance costs related to the $198.0 million principal redemption of the Notes. In fiscal 2007, the Company wrote-off $28.5 million of goodwill and other intangibles related to the reorganization of WTP.

4.	Stock Based Compensation Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) states that 784,392 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights (“SARs”) may also be granted in tandem with the non-qualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the non-qualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 1999 Plan is subject to adjustment as specified in the 1999 Plan provisions. No options may be granted after February 15, 2009. All options granted under the 1999 Plan became 100% exercisable in conjunction with the Company’s Initial Public Offering on January 28, 2005.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) states that 1,718,695 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted after January 24, 2015. Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.

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

During the year ended June 30, 2006, 92,500 non-qualified stock options were granted under the 2005 Plan at exercise prices ranging from $11.23 to $19.14 that were equal to the market price of the underlying stock on the grant date.

During the year ended June 30, 2007, 310,375 non-qualified stock options were granted under the 2005 Plan at exercise prices ranging from $18.87 to $29.14 that were equal to the market price of the underlying stock on the grant date.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The following table presents information on stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(years)	Value
				($ in millions)

Options outstanding at June 30, 2004 (466,200 shares exercisable)	781,440	$7.77
Granted	1,073,566	$13.83
Exercised	(11,100)	$5.81
Forfeited	—	—

Options outstanding at June 30, 2005 (1,838,906 shares exercisable)	1,843,906	$11.31
Granted	92,500	$14.58
Exercised	(210,614)	$6.47
Forfeited	(10,650)	$13.07

Options outstanding at June 30, 2006 (1,622,642 shares exercisable)	1,715,142	$12.07
Granted	310,375	$21.96
Exercised	(708,900)	$9.78
Forfeited	(19,017)	$19.30

Options outstanding at June 30, 2007	1,297,600	$15.58	8.1	$16.80

Exercisable at June 30, 2007	1,020,716	$14.17	7.9	$14.60

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2005 and 2006 was immaterial. The total intrinsic value of options exercised for the year ended June 30, 2007 was $13.3 million. As of June 30, 2007 the total unrecognized compensation over an estimated weighted-average period of 2.6 years, related to stock options is expected to be $2.4 million. Cash received from stock options exercised for the twelve months ended June 30, 2006 and 2007 was $1.4 million and $6.9 million, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2005, 2006 and 2007:

	Year Ended June 30,
	2005	2006	2007

Expected volatility	41.8%	46.9%	48.3%
Expected life (years)	6.0	6.2	6.0
Risk-free interest rate	4.25%	4.61%	4.68%
Expected dividends	None	None	None
Weighted average fair value	$4.94	$7.62	$11.47

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

Information concerning restricted stock awards is as follows:

	Restricted	Weighted
	Stock	Average
	Awards	Price

Outstanding at June 30, 2005	—	—
Granted	107,841	$18.36
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2006	107,841	$18.36
Granted	36,924	$24.36
Vested	(22,483)	$20.24
Forfeited	(11,131)	$18.36

Outstanding at June 30, 2007	111,151	$20.02

Restricted Stock Unit awards (RSUs) granted under the 2005 Plan become vested after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

Information concerning restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant

Outstanding at June 30, 2006	—	—
Granted	129,250	$28.53
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2007	129,250	$28.53

5.	Restricted Cash

On June 21, 2006 the Company received $80.8 million in net proceeds in connection with its secondary offering of the Company’s common stock. At June 30, 2006, the $80.8 million, which was included in restricted cash on the Company’s balance sheet, was held in escrow to be used to redeem $70.0 million outstanding principal amount of its outstanding 9.75% Senior Notes due in 2011 and to pay fees and expenses with respect to the redemption. In July 2006, the $80.8 million was released from escrow to pay the aforementioned obligations. (See Note 15.)

In November 2006, the Company entered into an agreement to purchase substantially all of the assets of The Money Corner, Inc., consisting of 23 financial services stores for $29.0 million in cash. An additional $1.0 million cash was paid into an escrow account to secure certain indemnification liabilities of the former owner of The Money Corner. This amount is included in restricted cash at June 30, 2007.

6.	Property and Equipment

Property and equipment at June 30, 2006 and 2007 consist of (in thousands):

	June 30,
	2006	2007

Land	$175	$191
Leasehold improvements	39,574	51,234
Equipment and furniture	74,590	85,100

	114,339	136,525
Less: accumulated depreciation	(73,714)	(81,494)

Property and equipment, net	$40,625	$55,031

Depreciation expense amounted to $10.9 million, $11.4 million and $12.8 million for the years ended June 30, 2005, 2006 and 2007, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

The Company had debt obligations at June 30, 2006 and 2007 as follows (in thousands):

	June 30,
	2006	2007

Revolving credit facility	$39,000	$—
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	—	200,000
Term loans due October 2012	—	374,741
OPCO 9.75% Senior Notes due November 13, 2011	271,487	1,985
Other	550	184

	$331,037	$576,910

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

The total consideration for the Notes tendered and accepted for purchase pursuant to the tender offer was determined as specified in the tender offer documents, on the basis of a yield to the first redemption date for the Notes equal to the sum of (i) the yield (based on the bid side price) of the 3.00% U.S. Treasury Security due November 15, 2007, as calculated by Credit Suisse Securities (USA) LLC in accordance with standard market practice on the price determination date, as described in the tender offer documents, plus (ii) a fixed spread of 50 basis points. OPCO paid accrued and unpaid interest up to, but not including, the applicable payment date, October 30, 2006. Each holder who validly tendered its Notes and delivered consents on or prior to 5:00 p.m., New York City time, on September 27, 2006 was entitled to a consent payment, which was included in the total consideration set forth above, of $30 for each $1,000 principal amount of Notes tendered by such holder to the extent such Notes were accepted for purchase pursuant to the terms of the tender offer and consent solicitation. Holders who tendered Notes were required to consent to the Amendments. The total principal amount of the Notes tendered was $198.0 million.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of US$80.0 million (consisting of a US$40.0 million tranche of term loans and another tranche of term loans equivalent to US$40.0 million denominated in Euros) (the “UK Term Facility”) and (iv) a senior secured revolving credit facility in an aggregate amount of C$ 28.5 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.

On October 30, 2006, National Money Mart Company borrowed US$170.0 million under the Canadian Term Facility, Dollar Financial UK borrowed US$80.0 million under the UK Term Facility and OPCO borrowed US$14.6 million under the US Revolving Facility. These funds were used to repurchase US$198.0 million in aggregate principal amount of the outstanding Notes issued by OPCO pursuant to the previously discussed cash tender offer and consent solicitation for all outstanding Notes, to repay the outstanding principal amounts, accrued interest and expenses under OPCO’s existing credit facility, and to pay related transaction costs. On October 31, 2006, National Money Mart Company borrowed an additional US$125.0 million under the Canadian Term Facility to fund the Canadian Acquisition, as further described below, and to pay related transaction costs.

The U.S. Revolving Facility and the Canadian Revolving Facility have an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduces its leverage. Upon the conclusion of the refinancing, there was an initial net draw of approximately US$14.6 million on the U.S. Revolving Facility with no funds drawn on the Canadian Revolving Facility. The Canadian Term Facility consisted of US$295.0 million at an interest rate of LIBOR plus 275 basis points. The U.K. Term Facility consisted of a US$40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to US$40.0 million at an interest rate of Euribor plus 300 basis points. At June 30, 2007 there were no outstanding amounts under the U.S. Revolving Facility nor the Canadian Revolving Facility. At June 30, 2007, the outstanding amount of the Canadian Term Facility was US$292.8 million and the outstanding amount of the U.K. Term Facility consisted of US$39.7 million and EUR 31.4 million. The weighted average interest rate on the U.S. Revolving Facility and the Canadian Revolving Facility during the year ended June 30, 2007 was 8.94% and 9.75%, respectively. Each term loan will mature on October 30, 2012, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments thereunder will terminate on October 30, 2011.

The obligations under the US Revolving Facility are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company. The obligations under the Canadian Term Facility, the Canadian Revolving Facility and the UK Term Facility are guaranteed by the Company and substantially all of its domestic and foreign direct and indirect subsidiaries. The obligations of the respective borrowers and guarantors under the facilities are secured by substantially all of the assets of such borrowers and guarantors.

In December 2006, certain subsidiaries of OPCO entered into cross-currency interest rate swaps to hedge against the change in cash flow of the aforementioned U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ respective functional currency (see Note 2 — Derivatives). The blended aggregate fixed interest rate over the life of the term loans as a result of the cross currency interest rate swaps is 7.40%.

The New Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of June 30, 2007, the Company was in compliance with all covenants.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

2.875% Senior Convertible Notes due 2027

On June 27, 2007, the Company issued $200.0 million aggregate principal amount of Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of approximately $6.4 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and are amortized to interest expense using the effective interest rate method over 5.5 years. The Convertible Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Convertible Notes bear interest at the rate of 2.875% per year, payable every June 30 and December 31 beginning December 31, 2007. The Convertible Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the Convertible Notes may require the Company to repurchase in cash some or all of the Convertible Notes at any time before the Convertible Notes’ maturity following a fundamental change as defined in the Indenture dated June 27, 2007 (the “Indenture”).

The Indenture includes a “net share settlement” provision that allows the Company, upon redemption or conversion, to settle the principal amount of the notes in cash and the additional conversion value, if any, in shares of the Company’s common stock. Holders of the Convertible Notes may convert their Convertible Notes based at an initial conversion rate of 25.7759 shares per $1,000 principal amount of Convertible Notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any calendar quarter commencing after September 30, 2007, if the closing sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the Convertible Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of the Company’s common stock on such day and the conversion rate in effect for the Convertible Notes on each such day;

•	if such notes have been called for redemption; at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the Indenture.

If a Fundamental Change, as defined in the Indenture, occurs prior to December 31, 2014 and a holder elects to convert its Convertible Notes in connection with such transaction, the Company will pay a make whole provision, as defined in the Indenture.

On or after December 31, 2012, but prior to December 31, 2014, we may redeem for cash all or part of the Convertible Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of our common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to120% of the conversion price on each such day. On or after December 31, 2014, the Company may redeem for cash all or part of the Convertible Notes, upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of Convertible Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, to but excluding the redemption date.

Holders have the right to require the Company to purchase all or a portion of the Notes on December 31, 2012, December 31, 2014, June 30, 2017 and June 30 2022 (each of which are referred to as the purchase

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

date). The purchase price payable will be equal to 100% of the principal amount of the notes to be purchase plus any accrued and unpaid interest, including any additional amounts, to but excluding the purchase date.

If the Company undergoes a fundamental change, as defined in the Indenture, before maturity of the Convertible Notes, holders will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of the Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase.

The Company is required to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering re-sales of the Convertible Notes and the shares of the Company’s common stock issuable on conversion of the Convertible Notes no later than 120 days after the first date of original issuance of the Convertible Notes. If the Company is not eligible to use an automatic shelf registration statement, the Company must use its most reasonable efforts to cause the shelf registration statement to become effective under the Securities Act, no later than 210 days after the first date of original issuance. If the Company does not fulfill certain obligations under the registration rights agreement, the Company will be required to pay additional amounts to holders of the Convertible Notes.

The Company has considered the guidance in Emerging Issues Task Force (“EITF”) Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” (“EITF 98-5”), and has determined that the Convertible Notes do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price.

Upon conversion, the Company will have the option to either deliver:

1.	cash equal to the lesser of the aggregate principal amount of the Convertible Notes to be converted ($1,000 per note) or the total conversion value; and shares of the Company’s common stock in respect of the remainder, if any, of the conversion value over the principal amount of the Convertible Notes; or

2.	shares of the Company’s common stock to the holders, calculated at the initial conversion price which is subject to any of the conversion price adjustments discussed above at any time before December 31, 2006.

However, the Company has made a policy election to settle the principal amount of the Convertible Notes in cash. As such, in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share (“FAS 128”), the Notes will be excluded from the Company’s calculation of diluted earnings per share.

The total fair market value of the OPCO 9.75% Senior Notes due 2011 at June 30, 2007 was approximately $2.1 million. The total fair market value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $197.0 million at June 30, 2007.

Interest expense was $34.1 million, $29.9 million and $31.5 million for the years ended June 30, 2005, 2006 and 2007, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The provision for income taxes for the years ended June 30, 2005, 2006 and 2007 consists of the following (in thousands):

	Year Ended June 30,
	2005	2006	2007

Federal:
Current	$(1,810)	$107	$—
Deferred	1,758	1,577	589

	(52)	1,684	589
Foreign taxes:
Current	19,444	25,317	36,223
Deferred	594	529	923

	20,038	25,846	37,146
State:
Current	—	(16)	—
Deferred	—	—	—

	—	(16)	—

	$19,986	$27,514	$37,735

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2006 and 2007 are as follows (in thousands):

	June 30,
	2006	2007

Deferred tax assets:
Loss reserves	$2,875	$3,835
Depreciation and amortization	3,086	10,616
Accrued compensation	738	1,531
Other accrued expenses	300	3,155
Net operating loss carry forwards	40,386	34,718
Foreign tax credit carry forwards		38,569
Other	317	6,139

Gross deferred tax assets	47,702	98,563
Valuation allowance	(47,517)	(94,018)

Net deferred tax asset	185	4,545
Deferred tax liabilities:
Amortization and other temporary differences	(4,539)	(7,679)
Foreign currency transactions	—	(5,034)

Total deferred tax liability	(4,539)	(12,713)

Net deferred tax liability	$(4,354)	$(8,168)

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings in the future only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

would be substantially offset by U.S. foreign tax credits and or by use of available net operating loss carry forwards. As of June 30, 2007, there are no undistributed foreign earnings.

Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows (in thousands):

	Year Ended June 30,
	2005	2006	2007

Tax provision at federal statutory state	$6,870	$12,068	$1,936
Add (deduct):
Federal and State tax provision	(746)	(43)	589
Canadian withholding	(1,130)	117	521
Foreign taxes	952	1,942	2,815
Tax on foreign dividends	—	—	5,952
Other permanent differences	1,054	3,373	(1,575)
Valuation allowance	12,986	10,057	27,497

Tax provision at effective tax rate	$19,986	$27,514	$37,735

Due to the refinancing of the Company’s debt in fiscal 2004 and losses incurred in the United States, significant deferred tax assets have been generated. The Company provided a valuation allowance against substantially all of its U.S. deferred tax assets at June 30, 2007 and 2006 which amounted to $92.6 million and $47.5 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2007, the Company has approximately $99.2 million of federal net operating loss carry forwards available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2023, if not utilized. The Company has foreign tax credit carryforwards of approximately $38.6 million, which will expire in 2017 if not utilized. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.4 million against a Canadian foreign currency loss. The loss is capital in nature and at this time the Company has not identified any potential capital gains against which to offset the loss.

The change in the valuation allowance from June 30, 2006 to June 30, 2007 was $46.5 million of which $27.5 million was recorded through the income tax provision for fiscal 2007. The remaining $19.0 million was attributable to certain assets (e.g. foreign tax credits) that were balance sheet items that did not have a current income statement impact.

After the refinancing of its debt in November 2003, the Company elected not to include Canadian income in its taxable income for U.S. tax return filing purposes. As a result of this election the Company provided a $20.4 million valuation allowance in fiscal 2004.

Foreign, federal and state income taxes of approximately $15.8 million, $20.4 million and $35.8 million were paid during the years ended June 30, 2005, 2006 and 2007, respectively.

9.	Loss on Extinguishment of Debt

On January 7, 2005, OPCO distributed $3.6 million to the Company to redeem approximately $1.7 million aggregate principal amount of its 16.0% senior notes due 2012 and approximately $1.7 million aggregate principal amount of its 13.95% senior subordinated notes due 2012.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Loss on Extinguishment of Debt (continued)

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

In connection with the redemptions of the aforementioned outstanding principal amounts of the Company’s Notes, the Company incurred related losses on the extinguishment of debt. For the periods presented, the loss incurred on the extinguishment of debt is as follows (in millions):

	2005	2006	2007

Call Premium
Dollar Financial Corp. 16.0% Senior Notes	$4.9	$—	$—
Dollar Financial Group, Inc. 9.75% Senior Notes	—	—	6.8
Write-off of original issue discount, net
Dollar Financial Corp. 16.0% Senior Notes	1.5	—	—
Dollar Financial Corp. 13.95% Senior Subordinated Notes	1.5	—	—
Dollar Financial Group, Inc. 9.75% Senior Notes	—	—	(1.4)
Tender premium	—	—	17.6
Write-off of previously capitalized deferred issuance costs, net	0.2	—	8.8

	$8.1	$—	$31.8

10.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $19.7 million, $24.1 million and $27.8 million for the years ended June 30, 2005, 2006 and 2007, respectively.

At June 30, 2007, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount

2008	$30,155
2009	26,651
2010	20,819
2011	14,761
2012	10,384
Thereafter	25,385

$128,155

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

In March 2005, the Company entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (the “Former WTP”) relating to the Former WTP’s retail-based legal document preparation services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million in cash paid at closing, $2.0 million in unregistered shares of the Company’s common stock, the value of which was subsequently placed into escrow, and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP. (See further discussion in Notes 12 and 13.)

In July 2005, the Company purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. The Company allocated a portion of the purchase price to territory rights for $4.3 million and $0.8 million to other assets.

In October 2005, the Company purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, the Company acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $0.8 million in cash paid at closing and a $0.7 million note payable. The Company allocated $0.2 million of the purchase price to territory rights. The excess of the purchase price over the fair value of identifiable assets acquired was $1.1 million. The Company believes that due to the earnings potential from the acquired stores and territory rights and from the franchising opportunities in the acquired territories, the allocation of a portion of the purchase price to goodwill is appropriate.

On March 9, 2006, the Company entered into an agreement to purchase substantially all of the assets of eleven franchised stores in western Canada in a series of transactions. The acquired stores were controlled by a franchisee of the Company’s Canadian subsidiary, and the Company also had a minority ownership interest in seven of these stores. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. The Company allocated a portion of the purchase price to reacquired franchise rights for $1.4 million and other assets for $1.4 million. The Company’s revolving credit facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $11.9 million. Based on the future earnings potential for these stores, the Company believes that the allocation of a portion of the preliminary fair value of the purchase price to goodwill is appropriate.

On April 3, 2006, the Company entered into an asset purchase agreement to acquire six stores from a franchisee of Dollar Financial U.K., the Company’s wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $2.0 million cash. The Company allocated a portion of the purchase price to identifiable intangible assets, reacquired franchise rights, in the amount of $1.6 million and other assets in the amount of $0.4 million. The Company’s internal cash was used to fund the purchase. There was no excess of purchase price over the preliminary fair value of identifiable assets acquired.

On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees (the “Canadian Acquisition”). The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees (the “Purchase Agreements”). The total aggregate purchase price for the Canadian Acquisition was approximately $124.2 million cash. The Company allocated a portion of the purchase price to reacquired franchise rights for $41.8 million, loans receivable for $5.9 million, cash in stores for $3.3 million and other assets for $3.9 million. The Company’s Canadian Term Facility was used to fund

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $69.3 million.

On November 12, 2006, the Company purchased substantially all of the assets of Money Corner, Inc., consisting of 23 financial services stores, predominately located in southwest Florida (the “Money Corner Acquisition”). The total aggregate purchase price for this acquisition was $29.0 million cash. An additional $1.0 million was paid into an escrow account to secure certain indemnification liabilities of the former owner of the Money Corner. The Company allocated a portion of the purchase price to loans receivable for $2.4 million, cash in stores for $1.0 million and other assets for $0.8 million. The Company’s U.S. Revolving Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $24.8 million.

During the year ended June 30, 2007, the Company completed various other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

The following table reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2005	$205.6
Acquisitions:
October 2005 We The People	1.1
March 2006 Canadian Acquisition	11.9
Other	0.3
Purchase adjustments:
American earn-out	2.0
We The People — refundable deposits	2.6
Foreign currency adjustment	7.2

Balance at June 30, 2006	230.7

Acquisitions:
82 Store Canadian Acquisition	69.3
Money Corner Acquisition	24.8
Other	2.2
Impairment loss	(22.5)
Foreign currency adjustment	10.7

Balance at June 30, 2007	$315.2

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

The following unaudited pro forma information for the years ended June 30, 2006 and 2007 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the amortization of identifiable intangible assets arising from the acquisitions, increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the eleven Canadian franchisee stores, six United Kingdom franchisee stores, the Canadian acquisition and the Money Corner acquisition. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal Year Ended June 30,
	2006	2007
	(Unaudited — in thousands except per share amounts)

Revenues	$381,377	$426,588
Net income	$14,172	$(30,411)
Net income per common share — basic	$0.78	$(1.29)
Net income per common share — diluted	$0.76	$(1.29)

12.	We The People Restructuring Plan

In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and payday lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. The restructuring plan includes the closing of all of the company-owned WTP locations and a focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, in a select group of targeted states.

As a result of the restructuring initiatives, in the quarter ended December 31, 2006, the Company incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.5 million of which is included in accrued expenses and other liabilities at June 30, 2007. In addition, the Company incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees, which is included in goodwill impairment and other charges on the statement of operations. There were no restructuring charges incurred during the quarters ended March 31, and June 30, 2007. See Note 13 for further discussion.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill and Other Intangibles

The following table reflects the components of intangible assets (in thousands):

	June 30, 2006		June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortized intangible assets:
Goodwill	$230,687	$21,191	$315,240	$21,778
Territory rights	5,361	—	—	—
Reacquired franchise rights	3,070	—	48,219	—

	$239,118	$21,191	$363,459	$21,778

Amortized intangible assets:
Franchise agreements	$755	$116	$—	$—

	$755	$116	$—	$—

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal years ended June 30, 2006 and 2007 are as follows:

	United States	Canada	United Kingdom	Total

Balance at June 30, 2005	$87,535	$42,459	$56,196	$186,190
Amortization of other intangibles	(93)	—	—	(93)
Acquisitions	10,418	13,896	1,618	25,932
Foreign currency translation adjustments	—	4,737	1,800	6,537

Balance at June 30, 2006	97,860	61,092	59,614	218,566
Amortization of other intangibles	(58)	—	—	(58)
Acquisitions	25,126	109,406	2,779	137,311
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	9,167	5,164	14,331

Balance at June 30, 2007	$94,459	$179,665	$67,557	$341,681

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of territory rights, reacquired franchise rights and franchise agreements. Franchise agreements are amortized on a straight-line basis over the estimated useful lives of the agreements which are generally 10 years. Territory rights deemed to have an indefinite useful life and were fully written off in connection with the WTP restructuring. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill and Other Intangibles (continued)

Intangibles with indefinite lives are reviewed for impairment annually or whenever events or changes in business circumstances indicate that an asset may be impaired. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and payday lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. The restructuring plan includes the closing of all of the company-owned WTP locations and also to focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business (described in Note 12), the Company determined an indicator of impairment existed related to the WTP goodwill. The Company tested this goodwill for impairment as required under FAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.

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

The Company assesses impairments of its intangible assets with finite lives, in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). The Company periodically reviews the carrying value of its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment should be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill and Other Intangibles (continued)

In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million.

In accordance with the adoption provisions of SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis. The Company performs its annual impairment test as of June 30. As of June 30, 2007, there is no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

14.	Contingent Liabilities

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

Canadian Legal Proceedings

On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and its Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the appeal was dismissed. On October 25, 2006, the plaintiff filed a motion to certify the class. The judge granted the certification motion on January 5, 2007. Leave to appeal from the decision was refused. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.

On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against OPCO Canadian subsidiary, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.

On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, the Company’s Canadian subsidiary settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyers advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, the Company’s Canadian subsidiary commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. That action has not proceeded past the pleadings stage.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

Canadian Legal Proceedings (continued)

On or about March 5, 2007, a former customer, H. Craig Day, commenced an action against the Company, the Company’s Canadian subsidiary and several of its franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Young action but relate to a claim period that commences before and ends after the claim period in the Young action and excludes the claim period described in that action.

On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and the Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons action described below.

On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision is pending. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.

Similar purported class actions have been commenced against the Company’s Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.

On April 26, and August 3, 2006, two former employees, Peggy White and Kelly Arseneau commenced companion actions against the Company’s Canadian subsidiary and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. The Company’s Canadian subsidiary and OPCO intend to vigorously defend these actions.

At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.

California Legal Proceedings

The Company was the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleged violations of California’s wage-and-hour laws. The named plaintiffs were the Company’s former employees, Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

California Legal Proceedings (continued)

provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to its store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. The Company reached a settlement with Chin, resolving all issues for a nominal amount.

In March 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October of 2006. The Company agreed to settle these cases for $5.8 million and a settlement distribution, including payment to the attorneys for fees and costs occurred on January 11, 2007. The court has scheduled a hearing regarding the final accounting of the settlement funds for October 2, 2007.

On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil has appealed both rulings, and her appellate brief will be filed shortly. The Company expects briefing to be completed by the end of October 2007 with a decision on the issues in early 2008.

At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.

On April 26, 2007, San Francisco City Attorney filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, against Monetary Management of California, Inc. and Money Mart Express, Inc. (collectively the “Money Mart Entities”). OPCO is the parent of the Money Mart Entities. The complaint alleges that the Money Mart Entities have engaged in unlawful and deceptive business practices in violation of California Business and Professions Code section 17200 by either making or brokering installment loans in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. The Money Mart Entities answered the complaint on May 25, 2007. On May 29, 2007, all defendants removed the case to the United States Court for the Northern District of California (No. C 07-02789 JSW). On August 20, 2007, the Court issued an order remanding the case to state court. The Company is unable to state whether an outcome unfavorable to the Company is either probable or remote, nor is the Company able to estimate the amount or range of loss in the event of an unfavorable outcome.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently three stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from processing legal documents in accordance with the Company’s present business model. The Oregon Bar case was commenced against its local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The parties have agreed to the terms of a stipulated injunction that needs to be approved and signed by the Court. The Ohio State Bar Association case has been pending since February 2006; in April 2007, WTP reached a settlement with the plaintiff, the Ohio State Bar, by agreeing to pay $20,000 in civil penalties for two counts of UPL by its franchisee. Prosecution costs could be assessed against WTP. The Ohio stipulation must be reviewed and accepted by the Ohio Supreme Court and that review is expected sometime in the next three to six months. In Kansas, the U.S. Bankruptcy Trustee has filed seven lawsuits on behalf of seven WTP customers, alleging that WTP and certain franchisees violated previous stipulations and is seeking an injunction against WTP in preparing any further bankruptcy petitions. WTP is engaged in finalizing a settlement to resolve these cases that will permit WTP to offer bankruptcy petition services in Kansas but at a fee lower than in many other states.

In October, 2005, the Company filed an action against the Former WTP, Inc., Ira Distenfield and Linda Distenfield (collectively, the “IDLD Parties”) in the Court of Common Pleas of Chester County, Pennsylvania, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from the Company. The Company also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, the Company settled the matter with all of the IDLD Parties and as a result the Company received all of the funds (approximately $3.25 million) which had been held in escrow from the acquisition, which are recorded in the Proceeds from legal settlement line item in the Statement of Operations.

On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP, including breach of agreement, fraud and violation of the California Franchise Investment Law and essentially alleged that the Company and its subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, the Company filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for an arbitration scheduled for February 2008. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.

On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP dated June 10, 2004, relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250,000 and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration, and the parties are in the process of preparing for that arbitration. The Company believes that the material allegations against WTP are without merit and intends to vigorously defend the matter.

On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for that arbitration. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.

On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County, North Carolina against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the Franchise Agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the Federal Court and is in the process of seeking an order compelling arbitration of the dispute. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.

On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the United States District Court in Connecticut alleging that WTP breached their Franchise Agreement by failing to refund their Franchise Fee of approximately $0.2 million. The parties have agreed to submit this dispute to arbitration where the Company expects to engage in settlement discussions. The Company believes the material allegations in the complaint to be without merit and intends to defend the matter vigorously.

On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the US District Court for the Northern District of Texas against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and deceptive trade practices and violated the Texas business opportunity statute. The Court granted WTP’s motion to compel arbitration. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. The Company believes the material allegations in the Complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.

On May 8, 2007, WTP’s legal department met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The AG’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising, that harmed New York consumers. The AG’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the AG’s Office hold the Former New York City WTP owners liable for the alleged misconduct. The parties are presently negotiating the final terms of the AOD.

On May 10, 2007, WTP franchisee Rosann Pennisi and her company, WTP of Westchester Square, sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York. The complaint alleges breach of franchise agreement, tortuous interference with franchise agreement, breach of the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. WTPUSA and the Company deny the allegations and have filed a motion to compel arbitration.

On May 28, 2007, the United States Trustee for the Eastern District of Missouri filed a complaint against the WTP franchisee in St. Louis, Missouri and WTPUSA. The complaint alleges that defendants engaged in the unauthorized practice of law and charged unreasonable fees for bankruptcy petition preparation services in violation of Section 110 of the Bankruptcy Code. The franchisee and WTPUSA deny the allegations and intend to defend the action vigorously.

It is the Company’s opinion that many of the WTP related litigation matters relate to actions undertaken by the Distenfields, IDLD, Inc. and the Former WTP when they owned or managed We The People Forms and Service Centers USA, Inc., during the period of time prior to the acquisition of the assets of the Former WTP by the Company. However, in many of these actions, the Company and WTP have been included as defendants in these cases as well. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters against WTP or the Company or any other Company litigation as well.

In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of its business regarding its legal document processing services business and its WTP franchisees.

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

15.	Credit Risk

At June 30, 2006 and 2007, OPCO had 9 and 10, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $85.0 million and $151.7 million, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (“CDIC”). At June 30, 2006 and 2007, the Company’s Canadian subsidiary had 18 and 28 bank accounts, respectively, totaling $6.9 million and $11.9 million, respectively, which exceeded CDIC limits. At June 30, 2006 and 2007 the Company’s United Kingdom operations had 34 and 36 bank accounts, respectively, totaling $11.2 million and $8.6 million. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

In December 2006, the Company entered into cross-currency interest rate swaps transactions to hedge against the change in value of the Company’s U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ respective functional currency. Under these cross-currency interest rate swap agreements with the Company’s two swap counter-parties, the Company hedged $375 million of it’s debt. These financial institutions have strong credit ratings and management believes the credit risk related to these swaps is minimal. The aggregate unamortized national amount of the swaps at June 30, 2007 is $374.8 million.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Credit Risk (continued)

Prior to June 2007 the Company originated consumer loans on behalf of a domestic bank. For these consumer loans, at the time the funds were advanced to the borrower, the borrower signed a note and provided the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which was generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit was presented for payment.

The Company formerly acted as a servicer for County Bank of Rehoboth Beach, Delaware and as a servicer for First Bank of Delaware (“First Bank”). On March 2, 2005, the FDIC issued a financial institution letter which, among other things, limited the period during which a borrower could have a short-term single-payment loan outstanding from any FDIC-insured bank to three months during a twelve-month period. On June 16, 2005, the Company announced that, as a result of the FDIC’s letter, it would transition away from bank-funded single payment consumer loans to company-funded single payment loans.

As of June 30, 2006, all of the Company’s retail financial service locations, with the exception of those in Pennsylvania and Texas, had transitioned to the company-funded consumer loan model. Historically the Company marketed and serviced bank-funded short-term single-payment loans at seventeen stores in Pennsylvania and six stores in Texas. In February 2006, the Company was advised by First Bank, which has been the lender in these consumer loans in Pennsylvania and Texas, that First Bank had received a letter from the FDIC communicating certain concerns about its consumer loan products. As a result, First Bank ceased offering single-payment consumer loans in June 2006. In Pennsylvania, the cessation of bank-funded single-payment loans has not had a material impact on the Company’s operations. The Company has also implemented a credit services organization model for single-payment loans at its six Texas stores under the terms of which, beginning in June 2006, the Company guaranties, originates and services loans for a non-bank lender that complies with Texas law.

First Bank has historically been the lender in the Company’s CustomCash® domestic installment loan program. Acting in response to certain concerns raised by the FDIC with respect to this program, First Bank advised the Company that, effective April 2007, it would no longer distribute consumer loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. To date, the Company has not been authorized by First Bank to distribute the CustomCash® product over the Internet. Accordingly, the Company continues to transition its CustomCash® installment loan product customers to its company-funded short-term single payment loan. In July 2007, the Company began offering a company-funded installment loan product in its New Mexico stores and will review the performance of the product for potential introduction in other states. On August 31, 2007, the Company launched an internet short-term loan site for residents of California and plan to expand to other geographic areas over time.

The Company also originates unsecured short-term single-payment loans to borrowers for its own account in Canada, the United Kingdom and in most United States markets. The Company bears the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 37 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income with terms of 1 to 35 days. The Company issues loans in the United Kingdom for up to GBP600, with a term of 30 days. The Company originated or extended approximately $964.9 million of the single-payment consumer loans during fiscal 2006 and approximately $1,331.4 million during fiscal 2007. In addition, the Company acted as a direct lender of longer-term installment loans in the United Kingdom and in certain United States and Canadian markets. In the United States for fiscal 2007, the Company originated 70,620 installment loans with an average principal amount of $736 and a weighted average term of approximately 55 days. The Company originated or extended installment loans through its locations in the United States of approximately

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Credit Risk (continued)

$52.0 million in fiscal 2007. In Canada, for fiscal 2007, the Company originated 3,490 installment loans with an average principal amount of $1,351 and a weighted average term of approximately 257 days. The Company originated or extended installment loans through its locations in Canada of approximately $4.7 million in fiscal 2007. In Canada, for fiscal 2006, the Company originated 4,200 installment loans with an average principal amount of $1,260 and a weighted average term of approximately 182 days. The Company originated or extended installment loans through its locations in Canada of approximately $5.3 million in fiscal 2006.

In the United Kingdom for fiscal 2007, the Company originated 8,824 installment loans with an average principal amount of $1,416 and a weighted average term of approximately 379 days. In the United Kingdom for fiscal 2006, the Company originated 8,725 longer-term installment loans with an average principal amount of $1,294 and a weighted average term of approximately 365 days. The Company originated or extended installment loans through its locations in the United Kingdom of approximately $12.5 million in fiscal 2007 and $11.3 million in fiscal 2006. Outstanding installment loan receivable at June 30, 2007 is $0.9 million, $10.1 million and $2.1 million in the United States, United Kingdom and Canada, respectively.

The Company had approximately $81.9 million of net consumer loans on its balance sheet at June 30, 2007 and approximately $53.6 million on June 30, 2006. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2007 and 2006 are reported net of a reserve of $8.6 million and $5.4 million, respectively, related to consumer lending. Net charge-offs for company-originated loans, which are charged against the allowance for loan losses for the fiscal years ended June 30, 2007, 2006 and 2005 were $36.2 million, $21.4 million and $14.3 million, respectively. For the years ended June 30, 2007, 2006 and 2005, total consumer lending revenue, net earned by the Company was $181.6 million, $132.2 million and $123.6 million, respectively.

Activity in the allowance for loan losses during the fiscal years ended 2005, 2006 and 2007 was as follows (in thousands):

Allowances for Loan Losses

	Balance at	Provision	Foreign	Transfer to
	Beginning of	Charged to	Currency	Other	Net Charge-	Balance at
Description	Period	Loan Revenues	Translation	Accounts	Offs	End of Period

June 30, 2007
Loan loss allowance	$5,365	$6,126	$(464)	$—	$(2,404)	$8,623
Defaulted loan allowance	11,694	32,884	(638)	—	(25,895)	18,045
June 30, 2006
Loan loss allowance	2,747	16,651	158	(13,479)	(712)	5,365
Defaulted loan allowance	—	7,249	273	13,479	(9,307)	11,694
June 30, 2005
Loan loss allowance	$2,315	$14,793	$(28)	$—	$(14,333)	$2,747

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Capital Stock

On June 16, 2006, the Company announced the pricing of an underwritten offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds (in millions):

Redeem a portion of OPCO’s outstanding principal amount of 9.75% Senior Notes due 2011 at a redemption price of 109.75%:
Principal	$70.0
Accrued interest	1.3
Redemption premium	6.8

Total cost of the partial redemption of 9.75% Senior Notes due 2011	78.1
Pay estimated fees and expenses with respect to the offering and the related transactions	0.6
Use the remaining proceeds for working capital and general corporate purposes	2.1

Total use of net proceeds	$80.8

17.	Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (check cashing and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

2005
Identifiable assets	$160,329	$117,987	$109,540	$387,856
Goodwill and other intangibles, net	87,535	42,459	56,196	186,190
Sales to unaffiliated customers:
Check cashing	46,596	43,686	38,466	128,748
Consumer lending:
Fees from consumer lending	78,495	48,680	25,829	153,004
Provision for loan losses and adjustment to servicing revenue	(17,827)	(5,819)	(5,779)	(29,425)

Consumer lending, net	60,668	42,861	20,050	123,579
Money transfers	4,239	6,845	3,687	14,771
Franchise fees and royalities	2,982	4,167	—	7,149
Other	3,643	10,665	3,011	17,319
Total sales to unaffiliated customers	118,128	108,224	65,214	291,566
Interest expense, net	30,226	650	3,002	33,878
Depreciation and amortization	5,739	3,240	2,023	11,002
Loss on extinguishment of debt	8,097	—	—	8,097
(Loss) income before income taxes	(35,052)	38,251	16,430	19,629
Income tax provision (benefit)	(52)	15,172	4,866	19,986

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2006
Identifiable assets	$257,655	$162,603	$131,567	$551,825
Goodwill and other intangibles, net	97,860	61,091	59,615	218,566
Sales to unaffiliated customers:
Check cashing	48,186	52,096	42,188	142,470
Consumer lending:
Fees from consumer lending	60,487	69,999	32,102	162,588
Provision for loan losses and adjustment to servicing revenue	(14,372)	(9,070)	(6,925)	(30,367)

Consumer lending, net	46,115	60,929	25,177	132,221
Money transfers	4,624	8,334	4,247	17,205
Franchise fees and royalties	5,655	5,302	—	10,957
Other	7,620	14,001	4,047	25,668

Total sales to unaffiliated customers	112,200	140,662	75,659	328,521
Interest expense, net	27,835	(994)	2,861	29,702
Depreciation and amortization	4,906	3,923	2,660	11,489
Litigation settlement costs	5,800	—	—	5,800
(Loss) income before income taxes	(33,304)	55,262	12,521	34,479
Income tax provision	1,847	21,307	4,360	27,514

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2007
Identifiable assets	$272,639	$403,476	$157,504	$833,619
Goodwill and other intangibles, net	94,459	179,665	67,557	341,681
Sales to unaffiliated customers:
Check cashing	48,435	66,646	51,673	166,754
Consumer lending:
Fees from consumer lending	73,611	110,010	43,824	227,445
Provision for loan losses and adjustment to servicing revenue	(22,299)	(13,692)	(9,808)	(45,799)

Consumer lending, net	51,312	96,318	34,016	181,646
Money transfers	4,325	11,678	4,876	20,879
Franchise fees and royalties	3,877	3,081	—	6,958
Other	5,757	21,121	6,818	33,696

Total sales to unaffiliated customers	113,706	198,844	97,383	409,933
Interest expense, net	13,723	11,634	6,105	31,462
Depreciation and amortization	4,295	4,545	4,005	12,845
Loss on extinguishment of debt	31,784	—	—	31,784
Goodwill impairment and other charges	24,301	—	—	24,301
Mark to market — term loan	—	8,362	(811)	7,551
Reserve for (proceeds from) litigation settlements	(3,256)	—	—	(3,256)
(Loss) income before income taxes	(70,032)	57,757	17,807	5,532
Income tax provision	7,062	25,303	5,370	37,735

18.	Related Party Transactions

On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475 million credit facility, the New Credit Agreement. In connection with the New Credit Agreement, a former member of the Company’s Board of Directors participated as a lender under the New Credit Agreement in the amount of $10.0 million.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	June 30,
	2005	2006	2007

Net (loss) income	$(357)	$6,965	$(32,203)
Foreign currency translation adjustment	6,729	14,088	2,940
Fair value adjustments for cash flow hedges, net (1),(2)	(36)	(338)	4,426

Total comprehensive income (loss)	$6,336	$20,715	$(24,837)

(1)	Net of $71 thousand, $114 thousand and $2.2 million of tax for 2005, 2006 and 2007, respectively.

(2)	Net of $816 thousand, $745 thousand and $774 thousand for 2005, 2006 and 2007, respectively which was reclassified into earnings.

Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on put option derivatives of $298 thousand and net unrealized losses on derivatives used in cash flow hedging transactions of $4.3 million at June 30, 2007 compared to net unrealized gains on put option derivatives of $374 thousand and net unrealized losses on derivatives used in cash flow hedging transactions of $0 at June 30, 2006.

20.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2007 and 2006 are as follows:

					Year
		Three Months Ended			Ended
	September 30	December 31	March 31	June 30	June 30,
	(Unaudited)
	(In thousands except per share data)

Fiscal 2007:
Revenues	$91,713	$102,098	$107,062	$109,060	$409,933
Income before income taxes	$5,830	$(36,962)	$18,910	$17,754	$5,532
Net income (loss)	$(1,744)	$(52,432)	$11,692	$10,281	$(32,203)
Basic earnings (loss) per share	$(0.07)	$(2.23)	$0.49	$0.43	$(1.37)
Diluted earnings (loss) per share	$(0.07)	$(2.23)	$0.48	$0.42	$(1.37)
Fiscal 2006:
Revenues	$74,465	$80,667	$86,459	$86,930	$328,521
Income before income taxes	$6,837	$9,133	$7,516	$10,993	$34,479
Net (loss) income	$2,299	$3,018	$(291)	$1,939	$6,965
Basic (loss) earnings per share	$0.13	$0.17	$(0.02)	$0.10	$0.38
Diluted (loss) earnings per share	$0.12	$0.16	$(0.02)	$0.10	$0.37

21.	Subsequent Event

On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 financial services stores principally located in the midwest and Hawaii. The total aggregate

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price for this acquisition was $27.0 million cash in addition to a payment for the cash in stores at closing. On August 30, 2007, the Company closed on 22 of the 45 stores for aggregate consideration of $14.4 million cash. An additional $1.0 million was paid into an escrow account pending obtaining lease assignments for certain store locations. Proceeds from the Company’s 2.875% convertible notes were used to fund the purchase. The Company will close on the remaining 23 stores when certain business licenses are obtained.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal year ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”)

The information regarding our executive officers required by this Item is incorporated by reference herein to the section in Part I Item 1 of this Annual Report on Form 10-K titled “Executive Officers of the Registrant.”

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

(3) Exhibits.

(a)(3) Exhibits
Exhibit No.		Description of Document

3	.1(a)	Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3	.1(b)	Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3.2		Amended and Restated Bylaws of Dollar Financial Group, Inc.(4)
3	.3(a)	Amended and Restated Certificate of Incorporation of Dollar Financial Corp.
3	.3(b)	Certificate of Change of Dollar Financial Group, Inc. (15)
3.4		Amended and Restated Bylaws of Dollar Financial Corp.(8)
4	.1(a)	Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee. (25)
4	.1(b)	Fourth Supplemental Indenture, dated October 27, 2006 among Dollar Financial Group, Inc., a New York corporation, Dollar Financial Corp., a Delaware corporation (“DFC”), the guarantors named therein and U.S. Bank National Association, as trustee. (20)
4.3		Supplemental Indenture, dated as of February 22, 2005, between WTP Acquisition Corp., a direct subsidiary of Dollar Financial Group, Inc., and U.S. Bank National Association, as trustee under the indenture. (15)

(a)(3) Exhibits
Exhibit No.		Description of Document

4.4		Indenture dated as of November 13, 2003, among Dollar Financial Group, Inc., the Guarantors (as defined therein) and U.S. National Bank Association as Trustee with respect to Dollar Financial Group, Inc.’s 9.75% Senior Notes due 2011.(5)
4.5		Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon. (included in 4.4)
4.6		Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers. (25)
4.7		Registration Rights Agreement, dated June 23, 2005, for $30,000,000 Dollar Financial Group, Inc. 9.75% Senior Notes Due 2011. (13)
4.8		Registration Rights Agreement, dated as of May 6, 2004, by and among the Dollar Financial Group, Inc., the Guarantors (as defined therein), and the Initial Purchaser (as defined therein). (15)
10	.1(a)	Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of October 30, 2006. (20)
10	.1(b)	First Amendment to Credit Agreement dated May 22, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp., parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto. (24)
10	.1(c)	Second Amendment to Credit Agreement dated June 20, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp. parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto. (24)
10.2		Dollar Financial Corp. 1999 Stock Incentive Plan
10.3		Dollar Financial Corp. 2005 Stock Incentive Plan. (10)
10.4		Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan. (26)
10.5		Form of Stock Option Agreement for 2005 Stock Incentive Plan. (12)
10.6		Form of Stock Option Grant Notice for 2005 Stock Incentive Plan. (12)
10.7		Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of January 1, 2005. (17)
10.8		Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of June 28, 2007. (26)
10.9		Dollar Financial Corp. Supplemental Executive Conditional Deferred Award Plan for U.K. Participants. (26)
10.10		Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants. (27)
10.11		Dollar Financial Corp. Special Retention Award Letter to Randy Underwood. (27)
10.12		Dollar Financial Corp. Special Retention Award Letter to Paul Mildenstein. (27)
10.13		Dollar Financial Corp. Fiscal 2006 Cash Bonus Plan
10.14		Dollar Financial Corp. Fiscal 2007 Cash Bonus Plan
10.15		Dollar Financial Corp. Fiscal 2008 Cash Bonus Plan
10.16		Dollar Financial Corp. 2008 Key Management Bonus Plan
10.17		Dollar Financial Corp. Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund L.P, a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and Dollar Financial Corp.(4)

(a)(3) Exhibits
Exhibit No.		Description of Document

10.18		Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss.(8)
10.19		Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss.(9)
10.20		Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss.(6)
10.21		Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt.(6)
10.22		Amendment No. 1 to Employment Agreement by and among Donald Gayhardt, the Company and DFG, dated April 9, 2007. (23)
10.23		Employment letter dated July 28, 2005, by and between Dollar Financial Group, Inc. and Roy Hibberd. (19)
10.24		Offer Letter, dated March 21, 2007, by and between the Company and Norman Miller. (22)
10.25		Employment Agreement by and among Norman Miller, the Company and DFG, dated as of April 9, 2007. (23)
10.26		Employment Agreement by and among Randy Underwood, the Company and DFG, dated as of April 9, 2007. (23)
10.27		Employment Agreement by and among Roy Hibberd, the Company and DFG, dated as of April 9, 2007. (23)
10.28		Employment Agreement by and between National Money Mart and Sydney Franchuk dated April 9, 2007. (23)
10.29		Service Agreement dated April 4, 2005, by and between Dollar Financial UK Ltd. and Paul Mildenstein. (18)
10.30		Employment Letter, dated June 30, 2004, by and between Dollar Financial Corp. and Randall Underwood. (15)
10.31		Letter Agreement dated as of February 2, 2005, by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Jeffrey Weiss. (11)
10.32		Letter Agreement with Donald Gayhardt for the Acceleration of Options, dated June 30, 2005. (14)
10.33		Letter Agreement with Jeff Weiss for the Acceleration of Options, dated June 30, 2005. (14)
10	.34(a)	Amended and Restated Nonexclusive Servicing and Indemnification Agreement, dated June 14, 2002, between County Bank and Dollar Financial Group, Inc.(3)
10	.34(b)	Termination of Amended and Restated Nonexclusive Servicing and Indemnification Agreement dated June 14, 2002, dated June 15, 2005. (16)
10.35		Form of Director Indemnification Agreement.(7)
10.36		Form of Guaranty. (15)
10.37		Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan
21.1		Subsidiaries of the Registrant. (15)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)
31.2		Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)

(a)(3) Exhibits
Exhibit No.	Description of Document

31.3	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)
32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of President Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221)
(2)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 29, 1997 (File No. 333-18221)
(3)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on October 1, 2002 (File No. 333-18221)
(4)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)
(5)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on January 14, 2004 (File No. 333-111473)
(6)	Incorporated by reference to the Registration Statement on Form S-1 filed on March 12, 2004 (File No. 333-113570)
(7)	Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)
(8)	Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on July 7, 2004 (File No. 333-113570)
(9)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)
(10)	Incorporated by reference to Amendment No. 10 to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on January 27, 2005 (File No. 333-113570)
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on February 9, 2005 (File No. 333-18221)
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 24, 2005 (File No. 000-50866)
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 7, 2005 (File No. 000-50866)
(15)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on July 28, 2005 (File No. 333-126951-17)
(16)	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on August 11, 2005. (File No. 333-126951-17)
(17)	Incorporated by reference to the Registration Statement on Form S-8 filed by Dollar Financial Corp. on May 18, 2006 (File No. 333-134262)
(18)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 13, 2006 (File No. 000-50866)
(19)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 18, 2006 (File No. 333-18221)
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Group, Inc. on November 2, 2006 (File No. 333-18221)

(a)(3) Exhibits
Exhibit No.	Description of Document

(21)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on February 23, 2007 (File No. 000-50866)
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 23, 2007 (File No. 000-50866)
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 13, 2007 (File No. 000-50866)
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 26, 2007 (File No. 000-50866)
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 19, 2007 (File No. 000-50866)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 11, 2007.

DOLLAR FINANCIAL CORP.

By:	/s/ DONALD GAYHARDT
Donald Gayhardt
President

DOLLAR FINANCIAL CORP.

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	September 11, 2007

/s/ DONALD GAYHARDT Donald Gayhardt	President and Director	September 11, 2007

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	September 11, 2007

/s/ DAVID JESSICK David Jessick	Director	September 11, 2007

/s/ KENNETH SCHWENKE Kenneth Schwenke	Director	September 11, 2007

/s/ CLIVE KAHN Clive Kahn	Director	September 11, 2007

/s/ JOHN GAVIN John Gavin	Director	September 11, 2007

The registrant has not sent (1) any annual report to security holders covering the registrant’s last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.