Form 10-K/A
period 2007-06-30
DOLLAR FINANCIAL CORP
filed 2007-09-26
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to_
Commission File Number 000-50866
DOLLAR FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2636866 (I.R.S. Employer Identification No.)

1436 Lancaster Avenue Berwyn, Pennsylvania (Address of Principal Executive Offices)	19312-1288 (Zip Code)
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

EXPLANATORY NOTE:
     The sole purpose of this Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2007, is to amend and restate the certifications attached as Exhibits 31.1, 31.2 and 31.3 to the registrant’s original Form 10-K. The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31). This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K/A in anyway other than as required to reflect the amendment set forth below.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report.
(3)	Exhibits.

(a)(3) Exhibits
Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31.2	Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31.3	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: September 25, 2007	By:	/s/ RANDY UNDERWOOD
Randy Underwood
Executive Vice President and Chief Financial Officer

Exhibit Index to Form 10-K/A

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a).
31.2	Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a).
31.3	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a).