Form 10-Q
period 2007-09-30
DOLLAR FINANCIAL CORP
filed 2007-11-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2007, 24,174,042 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	September 30,
	2007	2007
		(unaudited)
ASSETS
Cash and cash equivalents	$294,518	$296,979
Restricted cash	1,014	2,178
Loans receivable, net:
Loans receivable	90,552	103,772
Less: Allowance for loan losses	(8,623)	(10,461)

Loans receivable, net	81,929	93,311
Other consumer lending receivables	1,056	116
Loans in default, net of an allowance of $18,045 and $20,942	10,311	11,972
Other receivables	10,337	8,124
Prepaid expenses	12,146	12,524
Deferred tax asset, net of valuation allowance of $94,018 and $95,157	4,545	10,245
Property and equipment, net of accumulated depreciation of $81,494 and $87,054	55,031	58,831
Goodwill and other intangibles	341,681	369,071
Debt issuance costs, net of accumulated amortization of $1,244 and $2,154	17,747	17,500
Other	3,304	4,189

	$833,619	$885,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$39,808	$44,100
Income taxes payable	11,293	11,569
Accrued expenses and other liabilities	28,119	29,827
Deferred tax liability	12,713	16,907
Fair value of derivatives	18,793	47,459
Long-term debt	576,910	578,055
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized; 24,133,800 and 24,171,555 shares issued and outstanding at June 30, 2007 and September 30, 2007, respectively	24	24
Additional paid-in capital	251,460	252,618
Accumulated deficit	(147,123)	(135,069)
Accumulated other comprehensive income	41,622	39,550

Total shareholders’ equity	145,983	157,123

	$833,619	$885,040

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2006	2007
Revenues:
Check cashing	$38,389	$45,663
Consumer lending:
Fees from consumer lending	48,825	68,509
Provision for loan losses and adjustment to servicing income	(9,572)	(14,806)

Consumer lending, net	39,253	53,703
Money transfer fees	4,667	5,960
Franchise fees and royalties	2,453	1,341
Other	6,951	9,383

Total revenues	91,713	116,050

Store and regional expenses:
Salaries and benefits	28,968	35,237
Occupancy	7,652	9,274
Depreciation	2,054	2,809
Returned checks, net and cash shortages	3,632	4,656
Telephone and communications	1,544	1,652
Advertising	2,262	2,103
Bank charges and armored carrier expenses	2,268	3,056
Other	9,346	10,472

Total store and regional expenses	57,726	69,259

Store and regional margin	33,987	46,791

Corporate and other expenses:
Corporate expenses	12,950	17,863
Other depreciation and amortization	830	919
Interest expense, net	6,302	8,089
Loss on extinquishment of debt	7,987	—
Other, net	88	(590)

Income before income taxes	5,830	20,510
Income tax provision	7,574	8,456

Net (loss) income	$(1,744)	$12,054

Net (loss) income per share:
Basic	$(0.07)	$0.50
Diluted	$(0.07)	$0.49
Weighted average shares outstanding:
Basic	23,300,313	24,054,916
Diluted	23,300,313	24,776,716
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2007	24,133,800	24	251,460	(147,123)	41,622	145,983

Comprehensive income
Foreign currency translation					3,293	3,293
Cash flow hedges					(5,365)	(5,365)
Net income				12,054		12,054

Total comprehensive income						9,982
Restricted stock grants	8,190					—
Restricted stock vested			315			315
Share options exercised	30,944		322			322
Retirement of common stock	(1,379)					—
Non-cash stock compensation			521			521

Balance, September 30, 2007 (unaudited)	24,171,555	$24	$252,618	$(135,069)	$39,550	$157,123

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net (loss) income	$(1,744)	$12,054
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,269	4,562
Non-cash stock compensation	335	836
Loss on extinguishment of debt	7,987	—
Provision for loan losses and adjustment to servicing revenue	9,572	14,806
Losses on store closings	149	53
Deferred tax provision	404	1,127
Other, net	—	245
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(15,010)	(17,290)
Increase in income taxes receivable	(524)	—
Decrease (increase) in prepaid expenses and other	886	(2,921)
Increase in accounts payable, accrued expenses and other liabilities	2,902	6,414

Net cash provided by operating activities	8,226	19,886

Cash flows from investing activities:
Acquisitions, net of cash acquired	(959)	(17,747)
Additions to property and equipment	(4,706)	(6,300)

Net cash used in investing activities	(5,665)	(24,047)

Cash flows from financing activities:
Decrease (increase) in restricted cash	80,750	(1,164)
Proceeds from the exercise of stock options	344	321
Other debt payments	(92)	(1,138)
Partial prepayment of 9.75% Senior Notes due 2011	(76,825)	—
Net decrease in revolving credit facilities	(6,300)	—
Payment of debt issuance costs	(85)	(114)

Net cash used in financing activities	(2,208)	(2,095)

Effect of exchange rate changes on cash and cash equivalents	(197)	8,717

Net increase in cash and cash equivalents	156	2,461

Cash and cash equivalents at beginning of period	120,221	294,518

Cash and cash equivalents at end of period	$120,377	$296,979

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively the “Company”). The Company is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services and document processing services to the general public through a network of 1,327 locations (of which 953 are company owned) operating primarily as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, the Money Corner and We The People® in 31 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,219 locations (including 953 company-owned) in 18 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document processing services through a network of 108 franchised locations in 24 states.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment of intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

	Three Months Ended
	September 30,
	2006	2007
Net income (loss)	$(1,744)	$12,054

Reconciliation of denominator:

Weighted average of common shares outstanding — basic[1]	23,300	24,055

Effect of unvested restricted stock and restricted stock unit grants	—	212

Effect of dilutive stock options[2]	—	510

Weighted average number of common shares outstanding — diluted	23,300	24,777

[1]	Excludes 120,221 and 211,719 shares of unvested restricted stock and restricted stock units, which is included in total outstanding common shares as of September 30, 2006 and September 30, 2007, respectively.

[2]	The effect of dilutive stock options and unvested restricted stock was determined under the treasury stock method. Due to the net loss during the three months ended September 30, 2006 the effect of the dilutive options, unvested restricted stock and restricted stock units were considered to be antidilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
At September 30, 2007, the Company offered stock incentive plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and OPCO.
In fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis (using the graded vesting attribution method) over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the three months ended September 30, 2006 and 2007 was $0.1 million and $0.3 million, net of related tax effects, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three months Ended
	September 30,
	2006	2007
Expected volatility	47.6%	N/A
Expected life (years)	6.0	N/A
Risk-free interest rate	4.72%	N/A
Expected dividends	None	N/A
Weighted average fair value	$10.24	N/A
A summary of the status of stock option activity for the three months ended September 30, 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value ($
	Options	Price	Term (years)	in millions)
Options outstanding at June 30, 2007	1,297,600	$15.58	8.1	$16.8
(1,020,716 shares exercisable)
Granted	—	$—
Exercised	(30,944)	$10.38
Forfeited and expired	—	$—

Options outstanding at September 30, 2007	1,266,656	$15.71	7.9	$16.2

Exercisable at September 30, 2007	1,015,747	$14.48	7.7	$14.3

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2007 and September 30, 2006 was $0.9 million and $1.0 million, respectively. As of September 30, 2007, the total unrecognized compensation cost over a weighted-average period of 2.4 years, related to stock options, is expected to be $1.8 million. Cash received from stock options exercised for the three months ended September 30, 2007 and 2006 was $0.3 million and $0.3 million, respectively.

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
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2007	111,151	$20.02

Granted	—	—
Vested	(13,537)	19.65
Forfeited	—	—

Outstanding at September 30, 2007	97,614	$20.01

Restricted Stock Unit awards (RSUs) granted under the 2005 Plan become vested after a designated period of time (“time-based”), which is generally on a quarterly basis over three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning unvested restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant
Oustanding at June 30, 2007	124,438	$28.53
Granted	—	—
Vested	(10,333)	$28.53
Forfeited	—	—

Outstanding at September 30, 2007	114,105	$28.53

As of September 30, 2007 there was $5.2 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the quarter ended September 30, 2007 was $0.6 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of retained earnings for the Company beginning July 1, 2007. The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. (See Note 8.)
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for the Company beginning July 1, 2008.
On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company beginning July 1, 2008.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2007 and the three months ended September 30, 2007 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2006	$97,860	$61,092	$59,614	$218,566
Amortization of identifiable intangibles	(58)	—	—	(58)
Acquisition	25,126	109,406	2,779	137,311
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	9,167	5,164	14,331

Balance at June 30, 2007	94,459	179,665	67,557	341,681
Acquisition	12,526	2,976	1,681	17,183
Foreign currency translation adjustments	—	9,090	1,117	10,207

Balance at September 30, 2007	$106,985	$191,731	$70,355	$369,071

The following table reflects the components of intangible assets (in thousands):

	June 30, 2007	September 30, 2007
	Gross Carrying	Gross Carrying
	Amount(1)	Amount(1)
Non-amortized intangible assets:
Goodwill	$293,462	$317,743
Reacquired franchise rights	48,219	51,328

	$341,681	$369,071

(1)	The Company reclassified accumulated amortization to goodwill and no longer carries accumulated amortization on its balance sheet. The Company currently has no amortizing intangible assets under SFAS 142.
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2007, there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
The Company performs its impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Nonamortizable intangibles with indefinite lives are tested for impairment annually or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.
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
3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months Ended
	September 30,
	2006	2007
Net (loss) income	$(1,744)	$12,054

Foreign currency translation adjustment	1,123	3,293
Fair value adjustments for cash flow hedges, net (1) (2)	(43)	(5,365)

Total comprehensive income (loss)	$(664)	$9,982

(1)	Net of $22 thousand and $2.4 million of tax for the three months ended September 30, 2006 and 2007, respectively.

(2)	Net of $0.1 million and $0.4 million for the three months ended September 30, 2006 and 2007, respectively which was reclassified into earnings.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on put options of $0.4 million and net unrealized losses on cross-currency derivatives used in cash flow hedging transactions of $0.9 million at September 30, 2007 compared to net unrealized losses on put option derivatives of $0.3 million and net unrealized losses on cross-currency derivatives used in cash flow hedging transactions of $4.3 million at September 30, 2006.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2006
Identifiable assets	$176,776	$163,001	$140,164	$479,941
Goodwill and other intangibles	97,764	60,661	61,326	219,751
Sales to unaffiliated customers:
Check cashing	11,132	14,731	12,526	38,389
Consumer lending:
Fees from consumer lending	18,387	20,851	9,587	48,825
Provision for loan losses and adjustments to servicing revenue	(5,590)	(2,019)	(1,963)	(9,572)

Consumer lending, net	12,797	18,832	7,624	39,253
Money transfer fees	1,092	2,411	1,164	4,667
Franchise fees and royalties	1,133	1,320	—	2,453
Other	1,621	3,773	1,557	6,951

Total sales to unaffiliated customers	27,775	41,067	22,871	91,713

Interest expense (income), net	5,783	(234)	753	6,302
Depreciation and amortization	1,087	967	830	2,884
(Loss) income before income taxes	(15,440)	17,064	4,206	5,830
Income tax (benefit) provision	(134)	6,356	1,352	7,574

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2007

Identifiable assets	$266,438	$454,332	$164,270	$885,040
Goodwill and other intangibles	106,985	191,731	70,355	369,071
Sales to unaffiliated customers:
Check cashing	11,041	20,115	14,507	45,663
Consumer lending:
Fees from consumer lending	15,988	37,971	14,550	68,509
Provision for loan losses and adjustments to servicing revenue	(5,642)	(6,958)	(2,206)	(14,806)

Consumer lending, net	10,346	31,013	12,344	53,703
Money transfer fees	972	3,688	1,300	5,960
Franchise fees and royalties	724	617	—	1,341
Other	1,267	5,915	2,201	9,383

Total sales to unaffiliated customers	24,350	61,348	30,352	116,050

Interest expense (income), net	980	5,232	1,877	8,089
Depreciation and amortization	1,094	1,430	1,204	3,728
(Loss) income before income taxes	(3,628)	19,309	4,829	20,510
Income tax (benefit) provision	(431)	7,414	1,473	8,456
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At September 30, 2007, the Company held put options with an aggregate notional value of C$54.0 million and GBP 8.1 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD and GBP-USD exchange rates, respectively, through June 30, 2008. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three months ended September 30, 2007. As of September 30, 2007, amounts related to these derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $0.4 million, net of tax, all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at September 30, 2007 was $0.1 million and is included in other assets on the balance sheet.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
Cross-Currency Interest Rate Swaps
In December 2006, the Company’s U.K subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its Euro-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and Dollar Financial U.K. Limited receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this cross-currency interest rate swap, the Company pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.
In December 2006, the Company’s Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of C$339.9 million that mature in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Money Mart Company receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange remeasurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of September 30, 2007, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $38.9 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2007 is a payable of $47.5 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2007, the Company recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
6. CONTINGENT LIABILITIES
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and the Company’s Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding arbitrability in the class action context. As a result, the Company’s Canadian subsidiary has brought a new application to stay the action and to decertify it. The plaintiff has responded by bringing a cross-motion for summary judgment on selected issues. These motions will likely be heard in the first half of calendar year 2008. In the meanwhile, the action is presently in the discovery phase and a trial, while not yet scheduled, is not expected before late calendar year 2008.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. CONTINGENT LIABILITIES (continued)
Canadian Legal Proceedings (continued)
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
On March 5, 2007, a former customer, H. Craig Day, commenced an action against OPCO, the Company’s Canadian subsidiary and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from the Company’s Canadian subsidiary in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Young action but relate to a claim period that commences before and ends after the claim period in the Young action and excludes the claim period described in that action.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against the Company’s Canadian subsidiary and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and the Company’s Canadian subsidiary’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision will be argued on February 8, 2008. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008.
Similar purported class actions have been commenced against the Company’s Canadian subsidiary in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.
On April 26, and August 3, 2006, two former employees, Peggy White and Kelly Arseneau commenced companion actions against the Company’s Canadian subsidiary and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. The Company intends to defend these actions vigorously.
At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. CONTINGENT LIABILITIES (continued)
California Legal Proceedings
The Company was the defendant in four lawsuits commenced by the same law firm. Each lawsuit was pled as a class action, and each lawsuit alleged violations of California’s wage-and-hour laws. The named plaintiffs were the Company’s former employees Vernell Woods (commenced August 22, 2000), Juan Castillo (commenced May 1, 2003), Stanley Chin (commenced May 7, 2003) and Kenneth Williams (commenced June 3, 2003). Each of these suits sought an unspecified amount of damages and other relief in connection with allegations that the Company misclassified California store (Woods) and area (Castillo) managers as “exempt” from a state law requiring the payment of overtime compensation, that the Company failed to provide non-management employees with meal and rest breaks required under state law (Chin) and that the Company computed bonuses payable to our store managers using an impermissible profit-sharing formula (Williams). The trial court in Chin denied plaintiff’s motion for class certification and that decision was upheld on appeal. The Company reached a settlement with Chin, resolving all issues for a nominal amount.
In March, 2006, the Company reached a settlement in the Woods, Castillo and Williams actions, and the court granted approval of that settlement in October of 2006. The Company agreed to settle these cases for $5.8 million and a settlement distribution, including payment to the attorneys for fees and costs occurred on January 11, 2007. On October 2, 2007, the court held a final accounting hearing regarding the distribution of the settlement funds. At that hearing, the court dismissed the consolidated cases.
On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil has appealed both rulings and her appellate brief is expected to be filed shortly. The Company expected briefing to be completed by the end of October 2007 with a decision on the issues in early 2008, However, Bufil obtained a continuance, and is now expected to file her opening brief in the next two weeks. A decision on the merits should be reached by mid 2008.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 26, 2007, San Francisco City Attorney filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, two subsidiaries of OPCO. The complaint alleges that the Company’s subsidiaries have engaged in unlawful and deceptive business practices in violation of California Business and Professions Code section 17200 by either making or brokering installment loans in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. The Company’s businesses answered the complaint on May 25, 2007. On May 29, 2007, all defendants removed the case to the United States Court for the Northern District of California. On August 20, 2007, that Court issued an order remanding the case to state court. The Company is unable to state whether an outcome unfavorable to us is either probable or remote, nor are we able to estimate the amount or range of loss in the event of an unfavorable outcome.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings

The Company’s business model for its legal document processing services business is being challenged in certain courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions. The principal litigation for the WTP business unit is as follows:
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. These actions, which are pending in Ohio, Kansas and Oregon state courts, allege violations of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently three stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from processing legal documents in accordance with the Company’s present business model. The Oregon Bar case was commenced against WTP’s local franchisee in March 2006 and was amended to include WTP as a party in August 2006. The parties have agreed to the terms of a stipulated injunction that needs to be approved and signed by the Court. The Ohio State Bar Association case has been pending since February 2006; in April 2007, WTP reached a settlement by agreeing to pay $20 thousand in civil penalties for two counts of UPL by its franchisee. Prosecution costs could be assessed against WTP. The Ohio stipulation must be reviewed and accepted by the Ohio Supreme Court and that review is expected in the next three to six months. In Kansas, the U.S. Bankruptcy Trustee has filed seven lawsuits on behalf of seven WTP customers, alleging that WTP and certain franchisees violated previous stipulations and seeking an injunction against WTP from preparing any further bankruptcy petitions. WTP is engaged in finalizing a settlement to resolve these cases that will permit WTP to offer bankruptcy petition services in Kansas but at a fee lower than in many other states.
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
On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $250 thousand and unspecified punitive damages. The parties have stipulated to submit all of their disputes to arbitration, and the parties are in the process of preparing for that arbitration. The Company believes that the material allegations against WTP are without merit and intends to defend the matter vigorously.
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
6. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)

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
On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the United States District Court in Connecticut alleging that WTP breached their franchise agreement by failing to refund their franchise fee of approximately $0.2 million. The parties have agreed to submit this dispute to arbitration. The Company believes the material allegations in the complaint to be without merit and intends to defend the matter vigorously.
On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the U.S. District Court for the Northern District of Texas against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and deceptive trade practices and violated the Texas business opportunity statute. The Court granted WTP’s motion to compel arbitration. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. The Company believes the material allegations in the Complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
On May 8, 2007, WTP’s legal department met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The AG’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising, that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the AG’s Office hold the former New York City WTP owners liable for the alleged misconduct. The parties are presently negotiating the final terms of the AOD.
On May 10, 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. WTP and the Company deny the allegations and have filed a motion to compel arbitration.
On May 28, 2007, the United States Trustee for the Eastern District of Missouri filed a complaint against the WTP franchisee in St. Louis, Missouri and WTP. The complaint alleges that defendants engaged in the unauthorized practice of law and charged unreasonable fees for bankruptcy petition preparation services in violation of Section 110 of the Bankruptcy Code. The franchisee and WTP deny the allegations and intend to defend the action vigorously.
On September 19, 2007, plaintiff commenced a lawsuit against the Company in California Superior Court for Alameda County. Also named as defendants; We the People Forms and Services Centers USA, Inc. (the former We The People franchisor) and Lawrence Golkin, Esq., a California licensed supervising attorney involved in We The People. Plaintiff seeks class action status. The suit alleges that from 2003 to 2007, We The People engaged in violations of various California consumer, elder protection and competition statutes and laws by advertising and selling living trusts and wills to California residents over the age of 65. Plaintiff, Jacqueline Fitzgibbons, alleges that she purchased a living trust product from a We The People store in Palo Alto, California in September 2003. Plaintiff claims, among other things, that the Company, the We The People franchisees, and the supervising attorneys improperly and fraudulently conspired to provide her legal advice, mislead her as to what, if any, legitimate service We The People provided in preparing documents, and mislead her on the supervising attorneys’ role in preparing documents. For these claims, she seeks damages for herself on behalf of the class, which she alleges contains up to 3,000 customers/members. The Company intends to vigorously defend these allegation and believes that plaintiff’s claims and her attempt to obtain class action status are without merit. It is too early to determine the likelihood of a favorable or unfavorable outcome or the ultimate liability, if any, of this matter.
It is the Company’s opinion that many of the WTP related litigation matters relate to actions undertaken by the Distenfields, IDLD, Inc. and the Former WTP during the period of time when they owned or managed We The People Forms and Service Centers USA, Inc.; this period of time was prior to the acquisition of the assets of the Former WTP by the Company. However, in many of these actions, the Company and WTP have been included as defendants in these cases as well. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters against WTP or the Company or any other Company litigation as well.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
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
7. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees (the “Canadian Acquisition”). The Canadian Acquisition was affected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees. The total aggregate purchase price for the Canadian Acquisition was approximately $124.2 million cash. The Company allocated a portion of the purchase price to reacquired franchise rights for $41.8 million, loans receivable for $5.9 million, cash in stores for $3.3 million and other assets for $4.1 million. The Company’s Canadian Term Facility was used to fund the purchase. The excess of the purchase price over the preliminary fair value of identifiable assets acquired was $69.1 million.
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
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL”). The aggregate purchase price was approximately $27 million cash of which $2 million cash will be held in escrow for 24 month to secure certain indemnification claims. The agreement also includes a maximum revenue-based earn out of up to $3 million which is payable in February 2009. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four of the aforementioned 45 stores, all of which are located in Iowa. The Company intends to complete the acquisition of the remaining 19 stores upon obtaining certain business licenses in the respective jurisdictions. The total aggregate purchase price for the 26 stores that were acquired during the three months ended September 30, 2007 was $17.2 million cash, including $1.2 million, which is included in restricted cash on the Company’s balance sheet at September 30, 2007, to be held in escrow for indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $3.0 million and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $12.6 million.
During the three months ended September 30, 2007, the Company completed various smaller acquisitions in Canada and the United Kingdom resulting in an aggregate increase in goodwill of $1.8 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. ACQUISITIONS (continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2006	$230.7
Acquisitions:
82 Store Canadian Acquisition	69.3
Money Corner Acquisition	24.8
Other	2.2
Impairment loss — WTP	(22.5)
Foreign currency adjustment	10.7

Balance at June 30, 2007	315.2

Acquisitions:
APL	12.6
Other	1.8
Purchase adjustments:
82 Store Canadian Acquisition	(0.2)
Foreign currency adjustment	10.6

Balance at September 30, 2007	$340.0

The following unaudited pro forma information for the three months ended September 30, 2006 and 2007 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL acquisition. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended
	September 30,
	2006	2007
	(Unaudited in thousands
	except per share amounts)
Revenue	$93,809	$117,496
Net income	$(987)	$12,651
Net income per common share — basic	$(0.04)	$0.53
Net income per common share — diluted	$(0.04)	$0.51
8. ADOPTION OF FASB INTERPRETATION NO. 48
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million. Of this amount, $7.6 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. At September 30, 2007 the Company had $8.9 million of unrecognized tax benefits, which if recognized, would affect the effective tax rate.
The tax years ending June 30, 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had approximately $0.9 million of accrued interest related to uncertain tax positions of which $0.2 million was accrued during the three months ended September 30, 2007.
9. SUBSEQUENT EVENTS
On October 11, 2007, the Company, through Check Mart of Florida, Inc., an indirect wholly-owned subsidiary, entered into a purchase agreement to acquire substantially all of the assets of CSS Financial Services, Inc., d/b/a The Check Cashing Store, which operates 82

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. SUBSEQUENT EVENTS (continued)

financial services stores in southeast Florida offering check cashing, payday loans and other ancillary products. The Company intends to utilize a portion of the proceeds from its recent $200 million senior convertible note offering, which was completed on June 27, 2007, to pay for the acquisition.
The purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, will consist of cash consideration equal to the sum of (i) $101.0 million; (ii) plus or minus the amount by which the cash on hand in the seller’s stores is greater than or less than, respectively, $1.5 million at the time of consummation of the acquisition and (iii) plus any security deposits relating to the seller’s assets. From the total amount of the purchase price, $95.0 million will be paid upon consummation of the acquisition and $6.0 million will be deposited into an escrow account to secure certain of the seller’s indemnification obligations under the asset purchase agreement.
The consummation of the acquisition is subject to the completion of due diligence, lender consent, receipt of applicable regulatory approvals, including the receipt of state and local business licenses, and the satisfaction of customary closing conditions. The Company expects to complete the acquisition in 45 to 60 days; however, there is no assurance that the acquisition will be consummated at that time or thereafter.
On October 11, 2007, the Company gave notice of its intent to redeem the remaining $2.0 million principal amount of its 9.75% Senior Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three months ended September 30, 2007 and 2006. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to ”OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
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
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We no longer offer any consumer lending products in our 16 Pennsylvania stores and we have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. In Pennsylvania, the cessation of consumer loan products has not had a material effect on our operations. The lender in our CustomCash® domestic installment loan program, First Bank of Delaware (“First Bank”), has been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised us that, effective April 2007, it would no longer distribute our longer-term CustomCash® installment loans through third-party retail locations and instead will distribute such loans only through its own branch offices and the Internet. To date, we have not been authorized by First Bank to distribute the CustomCash® product over the Internet. Accordingly, we continue to transition our CustomCash® installment loan product customers to our company-funded short-term single payment loan.
On July 21, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011,which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities and entered into a new $475.0 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for the Notes. We redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption. We also incurred a loss on the extinguishment of debt of $31.8 million for the year ended June 30, 2007.
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
Also, in December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.4 million of which is included in accrued expenses and other liabilities at September 30, 2007. In addition, we have incurred $23.2 million in one-time non-cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, and the write-off deferred fees.

On June 21, 2007, we entered into a purchase agreement relating to the sale of $175.0 million aggregate principal amount of 2.875% Senior Convertible Notes (“Convertible Notes”). Under the terms of the purchase agreement we also granted an option to purchase up to $25.0 million aggregate principal amount of the Convertible Notes to cover over-allotments. At closing on June 27, 2007, the initial purchasers exercised the over-allotment option in full.
On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for approximately $27.0 million cash, which includes $2.0 million cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007 we consummate the acquisition of an additional 16 of the stores, all of which are located in Kansas with the exception of one which is located in South Carolina. We will acquire the remaining 3 stores, all of which are located in Nebraska, upon obtaining certain business licenses in the respective jurisdictions. The total aggregate purchase price for the 26 stores that were acquired during the quarter ended September 30, 2007 was $17.2 million cash.
On October 11, 2007, we entered into a purchase agreement to acquire substantially all of the assets of CCS Financial Services, Inc., d/b/a The Check Cashing Store, which operates 82 financial services stores in southeast Florida offering check cashing, payday loans and other ancillary products. The total purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, is anticipated to be approximately $100.0 million. We expect to complete the acquisition during the quarter ending December 31, 2007.
On October 11, 2007, we gave notice of our intention to redeem the remaining $2.0 million principal amount of our 9.75% Senior Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest.
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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 15 consecutive months ending September 30, 2007 as comparable stores and franchises.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Total franchise revenues were $2.5 million and $1.3 million for the three months ending September 30, 2006 and 2007, respectively.

For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
In addition to the single-payment consumer loans originated and funded by us, we also historically had domestic relationship with First Bank. Pursuant to this relationship, we marketed and serviced single-payment consumer loans domestically, which had terms ranging from 7 to 23 days, which were funded by the bank. The bank was responsible for the application review process and determining whether to approve an application and fund a loan. As a result, the bank’s loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by borrowers to the banks. In the third quarter of fiscal 2006, First Bank announced that as of June 30, 2006, it would no longer originate single payment consumer loans.
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
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. We maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 and $0 at September 30, 2007 and is included in accrued expenses and other liabilities. We discontinued offering the CustomCash® product in April 2007.
If a First Bank installment loan borrower defaulted and the loan was not subsequently repaid, our servicing fee was reduced. We anticipate that we will collect a portion of the defaulted loans based on historical default rates, current and expected collection patterns and current economic trends. As a result, when a First Bank installment loan borrower defaulted, we established a servicing fee receivable and an allowance against this receivable based on factors described previously. The establishment of this allowance was charged against revenue during the period that the First Bank borrower initially defaulted on the loan. If a loan remains in a defaulted status for an extended period of time, an allowance for the entire amount of the servicing fee adjustments is recorded and the receivable is ultimately charged off. Collections recovered on First Bank’s defaulted loans are credited to the allowance in the period they are received. The servicing fee receivable, net of the allowance for servicing fees due from the bank, is reported on our balance sheet in other consumer lending receivables, net and was $0.5 million at June 30, 2007 and $0.1 million at September 30, 2007.
We serviced $17.6 million of installment loans for First Bank (primarily CustomCash® installment loans) during the three months ended September 30, 2006. We serviced no bank-funded loans during the three months ended September 30, 2007. At September 30, 2007, there were no outstanding CustomCash® installment loans for First Bank and $0.9 million outstanding at June 30, 2007.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default and was $12.0 million at September 30, 2007 and $10.3 million at June 30, 2007.
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
Goodwill
We account for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
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
As of September 30, 2007 and June 30, 2007, we do not believe any impairment of goodwill and intangible assets exist. However, changes in business conditions may require future adjustments to asset valuations.
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

Results of Operations
Revenue Analysis

Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2006	2007	2006	2007
Check cashing	$38,389	$45,663	41.9%	39.3%
Consumer lending revenue, net	39,253	53,703	42.8%	46.3%
Money transfer fees	4,667	5,960	5.1%	5.1%
Franchise fees and royalties	2,453	1,341	2.7%	1.2%
Other revenue	6,951	9,383	7.5%	8.1%

Total revenue	$91,713	$116,050	100.0%	100.0%

The Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006
Total revenues were $116.1 million for the three months ended September 30, 2007 compared to $91.7 million for the three months ended September 30, 2006, an increase of $24.3 million or 26.5%. Comparable store, franchise store and document transmitter revenues for the entire period increased $6.4 million or 7.3%. New store openings accounted for an increase of $3.2 million and new store acquisitions accounted for $15.9 million. Theses increases were partially offset by a decrease of $0.7 million in revenues related to the We The People business and $0.6 million in revenues from closed stores.
Relative to our products, consolidated check cashing revenue increased by 18.9%, or $7.3 million, year-over-year. Our Canadian business segment grew by 36.5%, while our U.K. business realized growth of 15.8%. On a consolidated basis, the face amount of the average check cashed increased 10.3% to $525 for the first quarter of 2008 compared to $476 for the prior year period, and the average fee per check cashed increased by 11.4% to $20.16. Consolidated net consumer lending revenue was $53.7 million for the first quarter, representing an increase of 36.8% or $14.5 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 64.7%, while the U.K. business realized growth of 61.9% over the prior year’s quarter. The consolidated loan loss provision for the first quarter, as a percentage of gross consumer lending revenue, was in line with our expectations at 21.6% compared to 21.3% for the fourth quarter of fiscal 2007 and 19.6% for the first quarter of fiscal 2007. Money transfer fees for the quarter increased 27.7% year-over-year, driven by continued strong growth in our international markets. Other revenue, including franchise fees and royalties, increased by 14.0% for the quarter, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.
Currency rate changes in Canada and the United Kingdom contributed $3.0 million and $1.8 million, respectively, of the increase for the quarter. On a constant currency basis, revenues in the United Kingdom for the quarter increased $5.7 million primarily due to revenues from our consumer loan products and check cashing. Revenues from our Canadian subsidiary for the quarter increased $17.4 million on a constant currency basis. The growth our Canadian operations is due to a $15.6 million increase from consumer loan products as a result of a criteria change and pricing adjustments in the third quarter of fiscal 2007 and an overall increase in our Canadian customer average outstanding balance. Included in this increase is additional revenue generated by the 82 Canadian stores acquired in late October 2006 of $12.4 million. Revenues from franchise fees and royalties decreased by $1.1 million primarily due to the acquisitions of franchise stores.
Store and Regional Expense Analysis

Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2006	2007	2006	2007
Salaries and benefits	$28,968	$35,237	31.6%	30.4%
Occupancy	7,652	9,274	8.3%	8.0%
Depreciation	2,054	2,809	2.2%	2.4%
Returned checks, net and cash shortages	3,632	4,656	4.0%	4.0%
Telephone and communications	1,544	1,652	1.7%	1.4%
Advertising	2,262	2,103	2.5%	1.8%
Bank charges and armored carrier expenses	2,268	3,056	2.5%	2.6%
Other	9,346	10,472	10.1%	9.1%

Total store and regional expenses	$57,726	$69,259	62.9%	59.7%

Store and regional expenses were $69.3 million for the three months ended September 30, 2007 compared to $57.7 million for the three months ended September 30, 2006, an increase of $11.5 million or 20.0%. New store openings accounted for an increase of $2.3 million and store acquisitions accounted for an increase of $7.3 million, while comparable retail store and franchise expenses for the period increased $4.5 million. Partially offsetting these increases was a decrease of $1.8 million related to the WTP business and $0.7 million due to store closures.

For the three months ended September 30, 2007, total store and regional expenses decreased to 59.7% of total revenues as compared to 62.9% of total revenues for the three months ended September 30, 2006. Currency rates in Canada and the United Kingdom contributed $2.5 million of the increase for the quarter as compared to the same period in the prior fiscal year. On a constant currency basis, store and regional expenses increased $2.6 million in the United Kingdom and $8.1 million in Canada. This increase was partially offset by a decrease of $1.7 million in the United States for the quarter, due primarily to a reduction in headcount. The increase in Canada was primarily due to increases in salaries, occupancy expenses and other expenses commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy and advertising expenses which are commensurate with the growth in that country.
Corporate and Other Expense Analysis

Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2006	2007	2006	2007
Corporate expenses	$12,950	$17,863	14.1%	15.4%
Other depreciation and amortization	830	919	0.9%	0.8%
Interest expense	6,302	8,089	6.9%	7.0%
Loss on extinguishment of debt	7,987	—	8.7%	0.0%
Other	88	(590)	0.1%	0.5%
Income tax provision	7,574	8,456	8.3%	7.3%
Corporate Expenses.
Corporate expenses were $17.9 million for the three months ended September 30, 2007 compared to $13.0 million for the three months ended September 30, 2006, an increase of $4.9 million. The increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, required recognition of stock option compensation costs in accordance with SFAS 123(R), as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.
Other Depreciation and Amortization.
Other depreciation and amortization remained relatively unchanged and was $0.9 million for the three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006.
Interest Expense
Interest expense, net was $8.1 million in for the three months ended September 30, 2007 compared to $6.3 million for the same period in the prior year. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during the three months ended September 30, 2007, interest expense increased $5.6 million compared to the three months ended September 30, 2006. Offsetting this increase was $2.0 million in interest income from the short-term investment of the proceeds from the Convertible Notes offering and the overall lower blended interest rate in the new facility compared to the prior year which accounted for a decrease of $1.7 million during the three months ended September 30, 2007 over the same period in the prior year.

Loss on Extinguishment of Debt.
There was no loss on extinguishment of debt for the three months ended September 30, 2007. Loss on extinguishment of debt was $8.0 million in the three months ended September 30, 2006. On June 16, 2006 the Company announced the pricing of an underwritten offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this offering. The proceeds were used to redeem $70.0 million outstanding principal of the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest using the remaining $2.7 million for working capital and general corporate purposes. We incurred a loss on the extinguishment of debt consisting of a $6.8 million redemption premium and the write-off of $1.2 million previously capitalized deferred issuance costs.
Income Tax Provision
The provision for income taxes was $8.5 million for the three months ended September 30, 2007 compared to a provision of $7.6 million for the three months ended September 30, 2006. Our effective tax rate was 41.2% for the three months ended September 30, 2007 compared to 129.9% for the three months ended September 30, 2006. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during the quarter due to the retirement of public debt and the issuance of convertible debt in the fiscal year ended June 30, 2007. Interest expense in the U.S. results in U.S. tax losses, thus generating deferred tax assets. At September 30, 2007 we maintained deferred tax assets of $105.4 million which is offset by a valuation allowance of $95.2 million of which $1.1 million was provided for in the quarter. The $105.4 in deferred tax assets consists of $55.1 million related to net operating losses and the reversal of temporary differences, $38.6 million related to foreign tax credits and $11.7 million in foreign deferred tax assets. At September 30, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $55.1 million, which reflects an increase of $1.1 million related to current year losses. The net operating loss carryforward at September 30, 2007 was $99.0 million. We believe that our ability to utilize net operating losses in a given year will be limited to $8.9 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $38.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $11.7 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million. Of this amount, $7.6 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. At September 30, 2007 we had $8.9 million of unrecognized tax benefits, which if recognized, would affect our effective tax rate.
The tax years ending June 30, 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had approximately $0.9 million of accrued interest related to uncertain tax positions of which $0.2 million was accrued during the three months ended September 30, 2007.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2007, cash and cash equivalents increased $2.5 million. Net cash provided by operating activities was $19.9 million for the three months ended September 30, 2007 compared to $8.2 million for the three months ended September 30, 2006. The increase in net cash provided by operations was primarily the result of improved operating results.
Liquidity and Capital Resources
Our principal sources of cash are from operations, borrowings under our credit facilities and the issuance of our common stock and senior convertible notes. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated short-term consumer loans, finance store expansion, finance acquisitions, and finance the expansion of our products and services.

Net cash provided by operating activities was $19.9 million for the three months ended September 30, 2007 compared to $8.2 million for the three months ended September 30, 2006. The increase in net cash provided from operating activities was primarily a result of improved operating results.
Net cash used in investing activities was $24.0 million for the three months ended September 30, 2007 compared $5.7 million for the three months ended September 30, 2006. Our investing activities primarily relate to purchases of property and equipment for our stores, investments in technology and acquisitions. For the three months ended September 30, 2007, we made capital expenditures of $6.3 million and acquisitions of $17.7 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $29.1 million during our fiscal year ending June 30, 2008. The increase in cash used in investing activities during the three months ended September 30, 2007 is primarily related to the acquisition of 26 stores in Missouri, Oklahoma, Arizona, Hawaii and Iowa.
Net cash used in financing activities was $2.1 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006. The cash used in financing activities during the three months ended September 30, 2007 was primarily a result of scheduled principal payments on our long term debt obligations.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans dominated in a currency other than our foreign subsidiaries’ functional currency and to fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.
In April 2007, we entered into an amendment and restatement of the New Credit Agreement to, among other things, change the currency of the Canadian Revolving Facility to Canadian dollars, make corresponding modifications to the interest rates applicable and permit secured debt in the United Kingdom not to exceed GBP 5.0 million. On June 20, 2007, we entered into a second amendment of the New Credit Agreement to, among other things, permit the issuance of up to $200 million of unsecured senior convertible debt, make changes to financial covenants and other covenants in connection with the issuance of such debt and to increase the amount of acquisitions permitted under the New Credit Agreement.
Revolving Credit Facilities. We have two revolving credit facilities: the U.S. Revolving Facility and the Canadian Revolving Facility, both components of the New Credit Agreement:
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the terms loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At September 30, 2007, the borrowing capacity was $74.3 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At September 30, 2007 there was nothing outstanding under the U.S. Revolving Facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At September 30, 2007, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at September 30, 2007.
Long-Term Debt. As of September 30, 2007, long term debt consisted of $2.0 million principal amount of the Notes, $200.0 million principal amount of Convertible Notes and $376.0 million in term loans due October 30, 2012 under the New Credit Agreement. On October 11, 2007, the Company gave notice of its intent to redeem the remaining $2.0 million principal amount of the Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2007, excluding periodic interest payments, include the following:

	Payments Due by Period (in thousands)
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$—	$—	$—	$—	$—
Long-term debt:
9.75% Senior Notes due 2011	1,985	—	—	1,985	—
Term loans due 2012	375,978	3,750	7,500	7,500	357,228
2.875% Sr. Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	135,362	32,381	48,737	26,964	27,280
Other long-term liabilities reflected on the registrants balance sheet under GAAP	92	92	—	—	—

Total contractual cash obligations	$713,417	$36,223	$56,237	$36,449	$584,508

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
Balance Sheet Variations
September 30, 2007 compared to June 30, 2007
Restricted cash increased to $2.2 million at September 30, 2007 from $1.0 million at June 30, 2007. The increase is primarily related to the cash held in escrow for the American Payday Lending acquisition completed in September, 2007.
Loans receivable, net increased to $93.3 million at September 30, 2007 from $81.9 million at June 30, 2007. The increase is attributable to growth in the international portfolios for both unsecured short-term consumer loans and longer-term installment loans, as well as increased company-funded consumer loans resulting from the transition from the bank-funded model to the company-funded model in the U.S. This is offset by the increase in the allowance for loan losses due to the growth of the loan portfolio. Currency rate changes in the United Kingdom and Canada contributed $2.7 million of the increase.
Loans in default, net of allowance increased to $12.0 million at September 30, 2007 from $10.3 million at June 30, 2007 primarily as a result of the growth in the international loan portfolios.
Deferred tax assets, net of valuation allowance increased $5.7 million, from $4.5 million at June 30, 2007 to $10.2 million at September 30, 2007. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency interest rate swaps used to hedge our cash flows related to our U.K. and Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries functional currency.
Property and equipment, net of accumulated depreciation increased $3.8 million from $55.0 million at June 30, 2007 to $58.8 million at September 30, 2007. The increase is primarily attributable to new furniture and fixtures and leasehold improvements in relation to new stores and acquired stores in our domestic and foreign operations. The increase is also attributable to the impact of the exchange rates on our foreign subsidiaries.
Goodwill and other intangibles increased $27.4 million, from $341.7 million at June 30, 2007 to $369.1 million at September 30, 2007 due to acquisitions of $13.7 million and foreign currency translation adjustments of $13.7 million.
Accounts payable increased $4.3 million from $39.8 million at June 30, 2007 to $44.1 million at September 30, 2007 primarily due to the timing of settlements with third-party vendors and our franchisees.
The deferred tax liability increased $4.2 million from $12.7 million at June 30, 2007 to $16.9 million at September 30, 2007 as a result of increases in permanent tax differences resulting from increases in goodwill due to acquisitions ant the tax effect of the mark to market adjustment of our Canadian and U.K. term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
Fair value of cash flow hedges increased $28.7 million from $18.8 million at June 30, 2007 to $47.5 million at September 30, 2007 as a result of the mark to market of the cross currency interest rate swaps. The change in the fair value of these cash flow hedges are primarily a result of the change in the foreign currency exchange rates.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”)issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of retained earnings for us beginning July 1, 2007.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007 and September 30, 2007, our balance sheet contains no liability for unrecognized tax benefits.
The tax years ending June 30, 2004 thru 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $0.9 million of accrued interest related to uncertain tax positions, of which $0.2 million was accrued during the quarter.
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which address how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for us beginning July 1, 2008.

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us beginning July 1, 2008.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements regarding, among other things, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words ''believe,’’ ''expect,’’ ''anticipate,’’ ''should,’’ ''plan,’’ ''will,’’ ''may,’’ ''intend,’’ ''estimate,’’ ''potential,’’ ''continue’’ and similar expressions, as they relate to us, are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in the offering memorandum for the issuance of our 2.875% Convertible Notes on June 27, 2007 and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	September 30,
	2006	2007
Company Operating Data:

Stores in operation:
Company-owned	785	953
Franchised stores and check cashing merchants	480	374

Total	1,265	1,327

	Three Months Ended
	September 30,
	2006	2007
Check Cashing Data:

Face amount of checks cashed (in millions)	$1,010	$1,190
Face amount of average check	$476	$525
Average fee per check	$18.10	$20.16
Number of checks cashed (in thousands)	2,120	2,265

	Three Months Ended
	September 30,
	2006	2007
	(in thousands)
Check Cashing Collections Data:

Face amount of returned checks	$10,822	$14,571
Collections	(7,712)	(10,572)

Net write-offs	$3,110	$3,999

Collections as a percentage of returned checks	71.3%	72.6%
Net write-offs as a percentage of check cashing revenues	8.1%	8.8%
Net write-offs as a percentage of the face amount of checks cashed	0.31%	0.34%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended
	September 30,
	2006	2007

U.S. company-funded consumer loan originations(1)	$62,234	$95,950
Canadian company-funded consumer loan originations(2)	160,298	260,438
U.K. company-funded consumer loan originations(2)	58,017	80,373

Total company-funded consumer loan originations	$280,549	$436,761

U.S. Servicing revenues	$8,290	$794
U.S. company-funded consumer loan revenues	10,097	15,194
Canadian company-funded consumer loan revenues	20,851	37,971
U.K. company-funded consumer loan revenues	9,587	14,550
Provision for loan losses and adjustment to servicing revenue	(9,572)	(14,806)

Total consumer lending revenues, net	$39,253	$53,703

Gross charge-offs of company-funded consumer loans	$31,888	$51,757
Recoveries of company-funded consumer loans	(26,751)	(41,422)

Net charge-offs on company-funded consumer loans	$5,137	$10,335

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.4%	11.9%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.6%	9.5%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	1.8%	2.4%

(1)	Our company operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during the three months ended September 30, 2006 and during the three months ended September 30, 2007 offer only company-funded single-payment consumer loans in all markets, with the exception of Texas and New Mexico. In Texas, we offer single-payment consumer loans under a credit services organization model and now offer company-funded longer term instrument loans in New Mexico.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Generally
In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:
•	interest rates on revolving credit facilities; and

•	foreign exchange rates generating translation gains and losses.
We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by U.S. generally accepted accounting principles or GAAP. Information contained in this section relates only to instruments entered into for purposes other than trading.
Interest Rates
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. While our revolving credit facilities carry variable rates of interest, our debt consists primarily of floating rate term loans which have been synthetically converted to the equivalent of a fixed rate basis. Because most of our average outstanding indebtedness carries a synthetic fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows. See the section entitled “Cross Currency Interest Rate Swaps”.

Foreign Exchange Rates
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2007, we held put options with an aggregate notional value of C$54.0 million and GBP 8.1 million to protect certain currency exposure in Canada and the United Kingdom through June 30, 2008. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2007 no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three months ended September 30, 2007. As of September 30, 2007, amounts related to these derivatives qualifying as cash flow hedges amounted to a decrease of shareholders’ equity of $0.4 million, net of tax all of which is expected to be transferred to earnings in the next nine months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2007 was $0.1 million and is included in other assets on the balance sheet.
Canadian operations accounted for approximately 94.1% of consolidated pre-tax earnings for the three months ended September 30, 2007 and 292.7 % of consolidated pre-tax earnings for the three months ended September 30, 2006. U.K. operations accounted for approximately 23.5% of consolidated pre-tax earnings for the three months ended September 30, 2007 and approximately 72.1% of consolidated pre-tax earnings for the three months ended September 30, 2006. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $40.9 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.4 million for the three months ended September 30, 2007 and $2.1 million for the three months ended September 30, 2006. This impact represents nearly 11.8% of our consolidated foreign pre-tax earnings for the three months ended September, 2007 and 36.5% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2006.
Cross-Currency Interest Rate Swaps
In December 2006, we entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.
In December 2006, our U.K. subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and Dollar Financial U.K. Limited receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012. Under the terms of this cross-currency interest rate swap, we pay GBP at a rate of 8.36% per annum and we receive a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.
In December 2006, our Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of C$339.9 million that mature in October 2012. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Money Mart Company receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.
On a quarterly basis, the swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the net, after tax gain or loss in other comprehensive income and they are reclassified to earnings in the same period that the hedged transaction affects earnings. As of September 30, 2007, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $38.9 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2007 is a payable of $47.5 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2007, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges. During the three months ended September 30, 2007, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 6. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of September 30, 2007 of $317.7 million exceeded total shareholders’ equity of $157.1 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.

Item 6. Exhibits
2.6       Purchase agreement, dated as of October 11, 2007, by and among CCS Financial Services, Inc., a Florida corporation; Allen Eager, the Allen Eager Revocable Trust, Paul P. Houser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust; and Check Mart of Florida, Inc., a Delaware corporation.

Exhibit No.	Description of Document
10.1:	Dollar Financial Corp. 2005 Stock Incentive Plan (1)

10.3:	Dollar Financial Corp. Deferred Compensation Plan (1)

10.4:	Dollar Financial Corp. Supplemental Executive Conditional Deferred Award Plan for U.K. Participants (1).

10.5:	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants (2).

10.6:	Dollar Financial Corp. Special Retention Award Letter to Randy Underwood (2).

10.7:	Dollar Financial Corp. Special Retention Award Letter to Paul Mildenstein (2).

10.8:	Amended and Restated Service Agreement by and between Dollar Financial UK Ltd. And Paul Mildenstein dated September 11, 2007 (3).

10.9:	Employment Agreement by and among Jeffrey Weiss, Dollar Financial Corp. and Dollar Financial Group, Inc., dated October 5, 2007 (4).

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 19, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 11, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on October 9, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: November 8, 2007	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.