Form 10-Q
period 2007-12-31
DOLLAR FINANCIAL CORP
filed 2008-02-11
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007
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
Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
As of January 31, 2008, 24,203,196 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2007	2007
		(unaudited)
ASSETS
Cash and cash equivalents	$294,518	$181,447
Restricted cash	1,014	—
Loans receivable, net:
Loans receivable	90,552	121,432
Less: Allowance for loan losses	(8,623)	(11,981)

Loans receivable, net	81,929	109,451
Other consumer lending receivables	1,056	86
Loans in default, net of an allowance of $18,045 and $21,756	10,311	12,142
Other receivables	10,337	9,912
Prepaid expenses	12,146	12,179
Deferred tax asset, net of valuation allowance of $94,018 and $96,105	4,545	11,710
Property and equipment, net of accumulated depreciation of $81,494 and $90,723	55,031	66,197
Goodwill and other intangibles, net of accumulated amortization of $21,778 and $22,199	341,681	474,624
Debt issuance costs, net of accumulated amortization of $1,244 and $3,000	17,747	16,981
Other	3,304	4,989

	$833,619	$899,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$39,808	$45,834
Income taxes payable	11,293	10,764
Accrued expenses and other liabilities	28,119	31,759
Fair value of derivatives	18,793	48,469
Deferred tax liability	12,713	19,474
Long-term debt	576,910	576,219
Shareholders’ equity:
Common stock, $0.001 par value: 55,500,000 shares authorized;
24,133,800 shares and 24,203,595 shares issued and outstanding at June 30, 2007 and December 31, 2007, respectively	24	24
Additional paid-in capital	251,460	253,493
Accumulated deficit	(147,123)	(122,105)
Accumulated other comprehensive income	41,622	35,787

Total shareholders’ equity	145,983	167,199

	$833,619	$899,718

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Revenues:
Check cashing	$41,518	$48,859	$79,907	$94,522
Consumer lending:
Fees from consumer lending	56,799	73,594	105,624	142,103
Provision for loan losses and adjustment to servicing income	(10,532)	(16,070)	(20,104)	(30,876)

Consumer lending, net	46,267	57,524	85,520	111,227
Money transfer fees	5,437	7,079	10,104	13,039
Franchise fees and royalties	1,571	1,162	4,024	2,503
Other	7,305	11,027	14,256	20,410

Total revenues	102,098	125,651	193,811	241,701

Store and regional expenses:
Salaries and benefits	32,127	38,646	61,095	73,883
Occupancy	7,931	10,157	15,583	19,431
Depreciation	2,157	3,214	4,211	6,023
Returned checks, net and cash shortages	3,765	4,597	7,397	9,253
Telephone and communications	1,473	1,798	3,017	3,450
Advertising	3,196	2,721	5,458	4,824
Bank charges and armored carrier services	2,569	3,287	4,837	6,343
Other	11,307	11,980	20,653	22,452

Total store and regional expenses	64,525	76,400	122,251	145,659

Store and regional margin	37,573	49,251	71,560	96,042

Corporate and other expenses:
Corporate expenses	13,287	17,599	26,237	35,462
Other depreciation and amortization	846	890	1,676	1,809
Interest expense, net	8,687	8,977	14,989	17,066
Loss on extinguishment of debt	23,797	97	31,784	97
Goodwill impairment and other charges	24,464	—	24,464	—
Mark to market — term loans	6,619	—	6,619	—
Proceeds from litigation settlements	(3,256)	—	(3,256)	—
Other, net	91	(212)	179	(802)

Income (loss) before income taxes	(36,962)	21,900	(31,132)	42,410
Income tax provision	15,470	8,936	23,044	17,392

Net income (loss)	$(52,432)	$12,964	$(54,176)	$25,018

Net income (loss) per share:
Basic	$(2.23)	$0.54	$(2.32)	$1.04
Diluted	$(2.23)	$0.52	$(2.32)	$1.01
Weighted average shares outstanding:
Basic	23,470,302	24,087,742	23,385,308	24,071,458
Diluted	23,470,302	24,856,446	23,385,308	24,798,417
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	Income	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, June 30, 2007	24,133,800	$24	$251,460	$(147,123)	$41,622	$145,983

Comprehensive income:
Foreign currency translation					287	287
Cash flow hedges					(6,122)	(6,122)
Net income				25,018		25,018

Total comprehensive income						19,183
Secondary stock offering						—
Restricted stock grants	32,908					—
Vested portion of granted restricted stock and restricted stock units			628			628
Stock options exercised	52,794		674			674
Retirement of common stock	(15,907)
Other stock compensation			731			731

Balance, December 31, 2007 (unaudited)	24,203,595	$24	$253,493	$(122,105)	$35,787	$167,199

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,

	2006	2007

Cash flows from operating activities:
Net (loss) income	$(54,176)	$25,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,781	9,516
Loss on extinguishment of debt	31,784	97
Provision for loan losses and adjustment to servicing income	20,104	30,876
Non-cash stock compensation	877	1,359
Losses on store closings	494	124
Goodwill impairment	28,482	—
Foreign currency loss on revaluation of debt	6,619	—
Deferred tax provision	240	2,457
Other, net	—	341
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(37,616)	(43,745)
Decrease (increase) in prepaid expenses and other	2,116	(2,859)
Increase in accounts payable, accrued expenses and other liabilities	2,684	9,873

Net cash provided by operating activities	8,389	33,057

Cash flows from investing activities:
Acquisitions, net of cash acquired	(147,151)	(135,641)
Additions to property and equipment	(9,711)	(14,697)

Net cash used in investing activities	(156,862)	(150,338)

Cash flows from financing activities:
Decrease in restricted cash	78,248	1,014
Proceeds from term loans	375,000	—
Secondary offering costs	(41)	—
Proceeds from the exercise of stock options	3,139	674
Other debt payments	(919)	(4,396)
Prepayment of 9.75% Senior Notes due 2011	(292,424)	—
Convertible debt refinancing	—	(127)
Net decrease in revolving credit facilities	(72)	—
Payment of debt issuance costs	(8,964)	(305)

Net cash provided by (used in) financing activities	153,967	(3,140)
Effect of exchange rate changes on cash and cash equivalents	(1,014)	7,350

Net increase (decrease) in cash and cash equivalents	4,480	(113,071)
Cash and cash equivalents at beginning of period	120,221	294,518

Cash and cash equivalents at end of period	$124,701	$181,447

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
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services and document processing services to the general public through a network of 1,442 locations (of which 1,088 are company owned) operating primarily as Money Mart ®, The Money Shop, Loan Mart ® , Insta-Cheques ®, the Money Corner, The Check Cashing Store and We The People® in 32 states, the District of Columbia, Canada and the United Kingdom. This network includes 1,340 locations (including 1,088 company-owned) in 20 states, the District of Columbia, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document processing services through a network of 102 franchised locations in 23 states.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Net income (loss)	$(52,432)	$12,964	$(54,176)	$25,018

Reconciliation of denominator:

Weighted average of common shares outstanding — basic [1]	23,470	24,088	23,385	24,071

Effect of dilutive stock options[2]		572		531

Effect of unvested restricted stock and restricted stock unit grants	—	196	—	196

Weighted average number of common shares outstanding — diluted	23,470	24,856	23,385	24,798

[1]	Excludes 112 and 89 shares of unvested restricted stock, which is included in total outstanding common shares as of December 31, 2006 and December 31, 2007, respectively.

[2]	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the three- and six-month periods ended December 31, 2006, the effect of the dilutive options and unvested shares of restricted stock were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
On November 15, 2007, at the Company’s 2007 Annual Meeting of Stockholders the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock (the “Common Stock”) that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000; provided, however, that no more than 1,250,000 shares of Common Stock may be awarded as restricted stock or restricted stock unit Awards. The shares of Common Stock that may be issued under the 2007 Plan may be authorized, but unissued, or reacquired shares of Common Stock. No grantee may receive an Award relating to more than 500,000 shares of Common Stock in the aggregate per fiscal year under the 2007 Plan.
Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.
Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2006 and 2007 was $0.3 million and $0.3 million, net of related tax effects, respectively and $0.4 million and $0.6 million, net of related tax effects, for the six months ended December 31 2006 and 2007, respectively.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three months Ended		Six months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Expected volatility	49.6%	49.0%	48.0%	49.0%
Expected life (years)	6.0	6.0	6.0	6.0
Risk-free interest rate	4.66%	3.96%	4.71%	3.96%
Expected dividends	None	None	None	None
Weighted average fair value	$14.33	$15.03	$11.02	$15.03
A summary of the status of stock option activity for the six months ended December 31, 2007 follows:

			Weighted Average
		Weighted	Remaining	Aggregate Intrinsic
		Average	Contractual Term	Value ($ in
	Options	Exercise Price	(years)	millions)

Options outstanding at June 30, 2007
(1,020,716 shares exercisable)	1,297,600	$15.58	8.1	$16.8
Granted	34,906	$29.19
Exercised	(52,794)	$12.76
Forfeited and expired	(47,656)	$17.18

Options outstanding at December 31, 2007	1,232,056	$16.03	7.7	$18.1

Exercisable at December 31, 2007	997,353	$14.46	7.4	$16.2

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2007 was $0.3 million and $0.9 million, respectively and was $5.5 million and $6.1 million for the three and six months ended December 31, 2006, respectively. As of December 31, 2007, the total unrecognized compensation cost over a weighted-average period of 2.3 years, related to stock options, is expected to be $1.8 million. Cash received from stock options exercised for the three and six months ended December 31, 2007 was $0.4 million and $0.7 million, respectively, and was $2.8 million and $3.1 million for the three and six months ended December 31, 2006, respectively.
Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”) and, (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value

Outstanding at June 30, 2007	111,151	$20.02
Granted	12,481	29.42
Vested	(26,769)	19.67
Forfeited	(8,122)	18.36

Outstanding at December 31, 2007	88,741	$21.60

Restricted Stock Unit awards (RSUs) granted under the 2005 Plan and 2007 Plan become vested after a designated period of time (“time-based”), which is generally on a quarterly basis over three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value

Outstanding at June 30, 2007	124,438	$28.53
Granted	13,406	$28.78
Vested	(20,427)	$28.53
Forfeited	(9,983)	$28.53

Outstanding at December 31, 2007	107,434	$28.56

As of December 31, 2007, there was $5.0 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three and six months ended December 31, 2007 was $0.5 million and $1.1 million, respectively.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of retained earnings for the Company beginning July 1, 2007. The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. (See Note 8)
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.
On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements (continued)
equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company beginning July 1, 2008.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 R, Business Combinations (a revision of Statement No. 141 (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51 (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for interim periods beginning on or after December 15, 2008. The Company believes this statement will have no impact on the consolidated financial statements of the Company.
2. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2007 and the six months ended December 31, 2007 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2006	$97,860	$61,092	$59,614	$218,566
Amortization of identifiable intangibles	(58)	—	—	(58)
Acquisition	25,126	109,406	2,779	137,311
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	9,167	5,164	14,331

Balance at June 30, 2007	$94,459	$179,665	$67,557	$341,681
Acquisition	111,260	654	8,274	120,188
Foreign currency translation adjustments	—	13,727	(972)	12,755

Balance at December 31, 2007	$205,719	$194,046	$74,859	$474,624

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. GOODWILL AND OTHER INTANGIBLES (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30,	December 31,
	2007	2007
	Gross Carrying	Gross Carrying
	Amount(1)	Amount

Non-amortized intangible assets:
Goodwill	$293,462	$421,786
Reacquired franchise rights	48,219	52,838

	$341,681	$474,624

(1)	The Company reclassified accumulated amortization to goodwill and no longer carries accumulated amortization on its balance sheet. The Company currently has no amortizing intangible assets under SFAS 142.
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
Nonamortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2007, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2007	2006	2007

Net (loss) income	$(52,432)	$12,964	$(54,176)	$25,018

Foreign currency translation adjustment	1,131	(3,006)	2,254	287
Fair value adjustments for cash flow hedges, net(1)(2)	1,266	(757)	1,223	(6,122)

Total comprehensive income (loss)	$(50,035)	$9,201	$(50,699)	$19,183

(1)	Net of $0.1 million and $0.6 million of tax for the three months ended December 31, 2006 and 2007, respectively. For the six months ended December 31, 2006 and 2007, the fair value adjustments for cash flow hedges were net of $0.1 million and $3.0 million of tax, respectively.

(2)	Net of $0.2 million and $0.2 million for the three months ended December 31, 2006 and 2007, respectively, which was reclassified into earnings. For the six months ended December 31, 2006 and 2007, the fair value adjustments for cash flow hedges were net of $0.4 million and $0.6 million, respectively, which were reclassified into earnings.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on put options designated as cash flow hedges of $0.1 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $2.2 million at December 31, 2007, compared to net unrealized losses on put options designated as cash flow hedges of $0.2 million and net unrealized gains on cross-currency interest rate swaps designated as cash flow hedging transactions of $1.0 million at December 31, 2006.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are in one principal industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended December 31, 2006
Identifiable assets	$102,411	$365,008	$151,177	$618,596
Goodwill and other intangibles, net	94,677	162,437	64,178	321,292
Sales to unaffiliated customers:
Check cashing	11,641	17,016	12,861	41,518
Consumer lending:
Fees from consumer lending	20,004	26,429	10,366	56,799
Provision for loan losses and adjustments to servicing revenue	(6,067)	(2,248)	(2,217)	(10,532)

Consumer lending, net	13,937	24,181	8,149	46,267
Money transfer fees	1,091	3,023	1,323	5,437
Franchise fees and royalties	778	793	—	1,571
Other	1,431	4,285	1,589	7,305

Total sales to unaffiliated customers	28,878	49,298	23,922	102,098

Interest expense, net	2,584	4,651	1,452	8,687
Depreciation and amortization	1,057	1,008	938	3,003
(Loss) income before income taxes	(48,722)	7,412	4,348	(36,962)
Income tax provision	7,275	6,968	1,227	15,470

For the six months ended December 31, 2006
Sales to unaffiliated customers:
Check cashing	$22,773	$31,747	$25,387	$79,907
Consumer lending:
Fees from consumer lending	38,391	47,280	19,953	105,624
Provision for loan losses and adjustments to servicing revenue	(11,657)	(4,267)	(4,180)	(20,104)

Consumer lending, net	26,734	43,013	15,773	85,520
Money transfer fees	2,183	5,434	2,487	10,104
Franchise fees and royalties	1,911	2,113	—	4,024
Other	3,052	8,058	3,146	14,256

Total sales to unaffiliated customers	56,653	90,365	46,793	193,811

Interest expense, net	8,367	4,417	2,205	14,989
Depreciation and amortization	2,144	1,975	1,768	5,887
(Loss) income before income taxes	(64,162)	24,476	8,554	(31,132)
Income tax provision	7,141	13,324	2,579	23,044

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended December 31, 2007
Identifiable assets	$267,787	$466,137	$165,794	$899,718
Goodwill and other intangibles, net	205,719	194,046	74,859	474,624
Sales to unaffiliated customers:
Check cashing	12,159	21,918	14,782	48,859
Consumer lending:
Fees from consumer lending	19,724	38,455	15,415	73,594
Provision for loan losses and adjustments to servicing revenue	(7,046)	(7,604)	(1,420)	(16,070)

Consumer lending, net	12,678	30,851	13,995	57,524
Money transfer fees	1,350	4,187	1,542	7,079
Franchise fees and royalties	582	580	—	1,162
Other	1,557	6,897	2,573	11,027

Total sales to unaffiliated customers	28,326	64,433	32,892	125,651

Interest expense, net	1,356	5,638	1,983	8,977
Depreciation and amortization	1,163	1,679	1,262	4,104
(Loss) income before income taxes	(3,630)	18,427	7,103	21,900
Income tax provision	11	6,822	2,103	8,936

For the six months ended December 31, 2007
Sales to unaffiliated customers:
Check cashing	$23,200	$42,033	$29,289	$94,522
Consumer lending:
Fees from consumer lending	35,712	76,426	29,965	142,103
Provision for loan losses and adjustments to servicing revenue	(12,688)	(14,562)	(3,626)	(30,876)

Consumer lending, net	23,024	61,864	26,339	111,227
Money transfer fees	2,322	7,875	2,842	13,039
Franchise fees and royalties	1,306	1,197	—	2,503
Other	2,824	12,812	4,774	20,410

Total sales to unaffiliated customers	52,676	125,781	63,244	241,701

Interest expense, net	2,336	10,870	3,860	17,066
Depreciation and amortization	2,257	3,110	2,465	7,832
(Loss) income before income taxes	(7,258)	37,736	11,932	42,410
Income tax provision (benefit)	(420)	14,236	3,576	17,392

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At December 31, 2007, the Company held put options with an aggregate notional value of C$36.0 million and GBP 5.4 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD and GBP-USD exchange rates, respectively, through June 30, 2008. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three and six months ended December 31, 2007. As of December 31, 2007, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.1 million, net of tax, all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at December 31, 2007 was $0.8 million and is included in prepaid expenses on the balance sheet.
Cross-Currency Interest Rate Swaps
In December 2006, the Company’s U.K. subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its Euro-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this cross-currency interest rate swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.
In December 2006, the Company’s Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of C$339.9 million that mature in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange remeasurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of December 31, 2007, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $39.8 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2007 is a payable of $48.5 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three months ended December 31, 2007. During the six months ended December 31, 2007, the Company recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision will be argued on February 8, 2008. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2008. In December 2007 the plaintiffs delivered a motion in which they are seeking to add OPCO as a defendant to this action. The motion will be argued sometime after May 2008. OPCO intends to oppose the motion vigorously.
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
On April 26, 2007, San Francisco City Attorney filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, against two subsidiaries of OPCO. The complaint alleges that the Company’s subsidiaries have engaged in unlawful and deceptive business practices in violation of California Business and Professions Code section 17200 by either making or brokering installment loans in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. The Company’s businesses answered the complaint on May 25, 2007. On May 29, 2007, all defendants removed the case to the United States Court for the Northern District of California. On August 20, 2007, that Court issued an order remanding the case to state court. The Company is unable to state whether an outcome unfavorable to us is either probable or remote, nor are we able to estimate the amount or range of loss in the event of an unfavorable outcome.

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
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. These actions, which are pending in Ohio, Missouri, and Idaho allege violations of the unauthorized practice of law (“UPL”) statutes and various consumer protection statutes of those states. There are presently four stores operated by franchisees in these three states. These cases seek damages and/or injunctive relief, which could prevent the Company and/or its franchisees from processing legal documents in accordance with the Company’s present business model. The Ohio State Bar Association case has been pending since February 2006; in April 2007, WTP reached a settlement by agreeing to pay $20 thousand in civil penalties for two counts of UPL by its franchisee. Prosecution costs could be assessed against WTP. The Ohio stipulation must be reviewed and accepted by the Ohio Supreme Court and that review is expected in 2008. The U.S. Bankruptcy Trustee for the District of Idaho commenced against WTP’s local franchisee and WTP in December 2007 alleging that the franchisee and WTP violated certain bankruptcy petition preparation rules and committed UPL. In Missouri, the U.S. Bankruptcy Trustee for the Eastern District filed a lawsuit in May 2007 alleging that WTP and its local franchisee violated certain bankruptcy petition preparation rules and committed UPL. WTP is engaged in settlement discussions to resolve these cases, and anticipates a settlement with the Missouri Trustee that will formalize WTP to offer bankruptcy petition services in at a fee lower than in many other states.
On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP, including breach of agreement, fraud and violation of the California Franchise Investment Law and essentially alleged that the Company and its subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In response, the Company filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for an arbitration scheduled for June 2008. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.
On July 24, 2006, Glen Tiorum Moors (“GTM”) filed a complaint against WTP, the Former WTP, and others. The case involved an agreement between GTM and the Former WTP relating to the ownership and management of a WTP location in Orange County, California. The complaint asserted a number of claims against all the defendants, including breach of contract and contractual interference claims against WTP. GTM sought various forms of relief from all defendants, including compensatory damages of $0.3 million thousand and unspecified punitive damages. In November 2007, the Company settled with the plaintiffs for the sum of $0.1 million.
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which has been granted, and the parties are in the process of preparing for an arbitration which is scheduled for September 2008. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County, North Carolina against Ira and Linda Distenfield and We The People Forms and Service Centers USA, Inc. (the “IDLD Parties”), as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the Franchise Agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the Federal Court and was granted an order compelling arbitration of the dispute. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
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
On or about April 6, 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the U.S. District Court for the Northern District of Texas against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and deceptive trade practices and violated the Texas business opportunity statute. The Court granted WTP’s motion to compel arbitration. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. The plaintiffs have yet to file their arbitration demand. The Company believes the material allegations in the Complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
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
On May 10, 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. WTP and the Company deny the allegations and have filed a motion with the court to compel arbitration. The court has yet to rule on the Company’s motion.
On September 19, 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The Plaintiff is seeking class certification, prohibition on the Company’s unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages according to law and proof, attorneys’ fees and costs of the suit, statutory and tremble damages pursuant to various California business and consumer protection codes. The Company intends to defend these allegations vigorously and believes that Fitzgibbons’ claims and her assertion of class status are without merit. It is too early to determine the likelihood of a favorable or unfavorable outcome or the ultimate liability, if any, with respect to this matter.

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
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL”). The aggregate purchase price was approximately $27.0 million in cash of which $2.0 million in cash will be held in escrow for 24 months to secure certain indemnification claims. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable in February 2009. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four of the aforementioned 45 stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 of the aforementioned stores, which are located in Kansas and South Carolina. The Company intends to complete the acquisition of the remaining 3 stores in Nebraska upon obtaining certain business licenses in the respective jurisdictions. The total aggregate purchase price for the 42 stores that were acquired during the six months ended December 31, 2007 was $28.7 million in cash, including $1.9 million to be held in escrow for indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $4.6 million and other assets for $2.5 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $21.6 million and was recorded to goodwill.
On December 15, 2007, the Company consummated the acquisition of substantially all of the assets of 81 financial services stores and one corporate office in the southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc., d/b/a/ The Check Cashing Store (“CCS”). The acquisition was effected pursuant to the terms of an asset purchase agreement dated October 11, 2007. The aggregate purchase price for the acquisition was approximately $101.9 million in cash, including $6.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $7.1 million, cash in stores for $2.1 million, fixed assets for $2.5 million, and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the acquisition. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $89.7 million and was recorded to goodwill.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. ACQUISITIONS (continued)
On December 19, 2007, the Company entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a United Kingdom entity, which operates seven check cashing and payday lending stores. The aggregate purchase price for the acquisition was approximately $4.1 million in cash, including $0.4 million to be held in escrow for 12 months to secure certain indemnification claims. The Company used excess cash to fund the acquisition. The preliminary fair value of assets acquired was approximately $0.6 million. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $3.5 million and was recorded to goodwill.
During the six months ended December 31, 2007, the Company completed various smaller acquisitions in Canada and the United Kingdom resulting in an aggregate increase in goodwill of $4.3 million.
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2007	$293.5

Acquisitions:
APL — U.S.	21.6
CCS — U.S.	89.7
Cash Your Cheque — U.K.	3.5
Other	4.3
Purchase adjustments:
82 Store Canadian Acquisition	(0.1)
Foreign currency adjustment	9.3

Balance at December 31, 2007	$421.8

The following unaudited pro forma information for the three and six months ended December 31, 2006 and 2007 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL and CCS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2007	2006	2007
	(Unaudited in thousands		(Unaudited in thousands
	except per share amounts)		except per share amounts)

Revenue	$117,069	$135,392	$223,661	$265,661
Net income (loss)	$(49,246)	$13,918	$(47,804)	$25,232
Net income (loss) per common share — basic	$(2.10)	$0.58	$(2.04)	$1.05
Net income (loss) per common share — diluted	$(2.10)	$0.56	$(2.04)	$1.02

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. ADOPTION OF FASB INTERPRETATION NO. 48
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million. Of this amount, $7.6 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2007 the Company had $9.6 million of unrecognized tax benefits related primarily to transfer pricing matters, which if recognized, would affect the effective tax rate.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions of which $0.2 million was accrued during the three months ended December 31, 2007. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and six months ended December 31, 2007 and 2006. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
We are the parent company of Dollar Financial Group, Inc., which, together with its wholly owned subsidiaries, is collectively referred to as OPCO. Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we have historically received origination and servicing fees from the institutions providing the loans or, where we fund our consumer loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We no longer offer any consumer lending products in our 15 Pennsylvania financial services stores and we have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. In Pennsylvania, the cessation of consumer loan products has not had a material effect on our operations. The lender in our bank-funded CustomCash ® domestic installment loan program, First Bank of Delaware (“First Bank”), had been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised us that, effective April 2007, it would no longer distribute our longer-term CustomCash® installment loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. Accordingly, we have successfully transitioned our CustomCash® installment loan product customers to our company-funded short-term single payment loan. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008.
On July 21, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities and entered into a new $475.0 million credit facility, which consists of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. We refer to this credit facility as the New Credit Agreement. On October 30, 2006, we also completed our cash tender offer and consent solicitation by OPCO for the Notes. We redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption. We also incurred a loss on the extinguishment of debt of $31.8 million for the year ended June 30, 2007.
On October 30, 2006, we completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees, which we refer to as the Canadian Acquisition. The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees, which we refer to as the Purchase Agreements. The total purchase price for the Canadian Acquisition was approximately $124.2 million in cash.
On November 12, 2006, we completed the acquisition of 23 financial services stores, predominantly located in Southwest Florida. The total purchase price for the acquisition was $28.6 million in cash.
In December 2006, we completed cross-currency interest rate swap transactions which synthetically converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate $375.0 million six year term loans held by our foreign subsidiaries to a blended fixed rate of 7.4% compared to the previously held Notes at a rate of 9.75%.

In December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.4 million of which is included in accrued expenses and other liabilities at December 31, 2007. In addition, we have incurred $23.2 million in one-time non-cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, and the write-off of deferred fees.
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
On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for approximately $27.0 million in cash, which includes $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores, 15 of which are located in Kansas, and one which is located in South Carolina. We will acquire the remaining 3 stores, all of which are located in Nebraska, upon obtaining certain business licenses in the respective jurisdictions. The total aggregate purchase price for the 42 stores that were acquired during the six months ended December 31, 2007 was $28.7 million in cash.
On November 15, 2007, we redeemed the remaining $2.0 million principal amount of our 9.75% Senior Notes at a redemption price of 104.875%, plus accrued and unpaid interest.
On December 15, 2007, we consummated the purchase of substantially all of the assets of CCS Financial Services, Inc., d/b/a The Check Cashing Store, which operated 81 financial services stores in southeast Florida offering check cashing, payday loans and other ancillary products. The total purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, was approximately $101.9 million in cash.
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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 18 consecutive months ending December 31, 2007 as comparable stores and franchises.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise revenue for the three months ended December 31, 2007 and 2006 were $1.2 million and $1.6 million, respectively. Franchise revenues were $4.0 million and $2.5 million for the six months ending December 31, 2006 and 2007, respectively.
For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. We maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 which is included in accrued expenses and other liabilities and $0 at December 31, 2007 since we no longer service any loans for First Bank. We discontinued offering the bank-funded CustomCash® product in April 2007. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and in January 2008, began offering this product in our Utah market.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $12.1 million at December 31, 2007 and $10.3 million at June 30, 2007.
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

Goodwill
We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2007, there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
We perform our impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Nonamortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2007, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
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
Results of Operations
Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2006	2007	2006	2007	2006	2007	2006	2007
Check cashing	$41,518	$48,859	40.7%	38.9%	$79,907	$94,522	41.2%	39.1%
Consumer lending, net	46,267	57,524	45.3%	45.8%	85,520	111,227	44.1%	46.0%
Money transfer fees	5,437	7,079	5.3%	5.6%	10,104	13,039	5.2%	5.4%
Franchise fees and royalties	1,571	1,162	1.5%	0.9%	4,024	2,503	2.1%	1.0%
Other revenue	7,305	11,027	7.2%	8.8%	14,256	20,410	7.4%	8.5%

Total revenue	$102,098	$125,651	100.0%	100.0%	$193,811	$241,701	100.0%	100.0%

The Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Total revenues were $125.7 million for the three months ended December 31, 2007 compared to $102.1 million for the three months ended December 31, 2006, an increase of $23.6 million or 23.1%. Comparable store and franchise store revenues for the entire period increased $8.1 million or 8.9%. New store openings accounted for an increase of $3.8 million and new store acquisitions accounted for $12.9 million. Theses increases were partially offset by a decrease of $0.3 million in revenues related to the We The People business and $1.0 million in revenues from closed stores.

Relative to our products, consolidated check cashing revenue increased by 17.7%, or $7.3 million, year-over-year. Our Canadian business segment grew by 28.8%, while our U.K. business realized growth of 14.9%. On a consolidated basis, the face amount of the average check cashed increased 14.2% to $538 for the second quarter of fiscal 2008 compared to $471 for the prior year period resulting in the average fee per check cashed increasing by 15.3% to $20.63. Consolidated net consumer lending revenue, net was $57.5 million for the second quarter of fiscal 2008, representing an increase of 24.3% or $11.3 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 27.6%, while the U.K. business realized growth of 71.7% over the prior year’s quarter. The consolidated loan loss provision for the second quarter, as a percentage of gross consumer lending revenue, was in line with our expectations at 21.8% compared to 18.5% for the second quarter of fiscal 2007. Money transfer fees for the quarter increased 30.2% year-over-year, driven by continued strong growth in our international markets. Other revenue, increased by 51.0% for the quarter, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.
Currency rate changes in Canada and the United Kingdom contributed $7.9 million and $1.6 million, respectively, of the revenue increase for the quarter. On a constant currency basis, revenues in Canada and the United Kingdom for the quarter increased $7.3 million and $7.4 million, respectively primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $0.4 million primarily due to the acquisitions of franchise stores.
The Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006
Total revenues were $241.7 million for the six months ended December 31, 2007 compared to $193.8 million for the six months ended December 31, 2006, an increase of $47.9 million or 24.7%. Comparable store and franchise store revenues for the entire period increased $13.7 million or 7.7%. New store openings accounted for an increase of $7.7 million and new store acquisitions accounted for $28.8 million. Theses increases were partially offset by a decrease of $1.0 million in revenues related to the We The People business and $1.4 million in revenues from closed stores.
Relative to our products, consolidated check cashing revenue increased by 18.3%, or $14.6 million, year-over-year. Our Canadian business segment grew by 32.4%, while our U.K. business realized growth of 15.4%. On a consolidated basis, the face amount of the average check cashed increased 12.2% to $532 for the six months ended December 31, 2007 compared to $474 for the prior year period, resulting in the average fee per check cashed increasing by 13.3% to $20.39. Consolidated net consumer lending revenue was $111.2 million for the six months ended December 31, 2007, representing an increase of 30.1% or $25.7 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 43.8%, while the U.K. business realized growth of 67.0% over the prior year’s period. The consolidated loan loss provision for the six months ended December 31, 2007, as a percentage of gross consumer lending revenue, was in line with our expectations at 21.7% and 19.0% for the six months ended December 31, 2006. Money transfer fees for the quarter increased 29.0% year-over-year, driven by continued strong growth in our international markets. Other revenue, increased by 43.2% for the quarter, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.
Currency rate changes in Canada and the United Kingdom contributed $10.5 million and $3.4 million, respectively, of the increase for the period. On a constant currency basis, revenues in Canada and the United Kingdom for the period increased $25.0 million and $13.0 million, respectively primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $1.5 million primarily due to the acquisitions of franchise stores.

Store and Regional Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of				(Percentage of
	($ in thousands)		total revenue)		($ in thousands)		total revenue)
	2006	2007	2006	2007	2006	2007	2006	2007

Salaries and benefits	$32,127	$38,646	31.5%	30.8%	$61,095	$73,883	31.5%	30.6%
Occupancy	7,931	10,157	7.8%	8.1%	15,583	19,431	8.0%	8.0%
Depreciation	2,157	3,214	2.1%	2.6%	4,211	6,023	2.2%	2.5%
Returned checks, net and cash shortages	3,765	4,597	3.7%	3.7%	7,397	9,253	3.8%	3.8%
Telephone and telecommunication	1,473	1,798	1.4%	1.4%	3,017	3,450	1.6%	1.4%
Advertising	3,196	2,721	3.1%	2.2%	5,458	4,824	2.8%	2.0%
Bank charges and armored carrier services	2,569	3,287	2.5%	2.6%	4,837	6,343	2.5%	2.6%
Other	11,307	11,980	11.1%	9.4%	20,653	22,452	10.7%	9.4%

Total store and regional expenses	$64,525	$76,400	63.2%	60.8%	$122,251	$145,659	63.1%	60.3%

The Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Store and regional expenses were $76.4 million for the three months ended December 31, 2007 compared to $64.5 million for the three months ended December 31, 2006, an increase of $11.9 million or 18.4%. The impact of foreign currency accounted for $4.9 million of the increase. For the three months ended December 31, 2007 total store and regional expenses decreased to 60.8% of total revenue compared to 63.2% of total revenue for the three months ended December 31, 2006. On a constant currency basis, store and regional expenses increased $3.9 million in Canada, $1.9 million in the United Kingdom and $1.1 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses and other costs which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy and other costs commensurate with the growth in that country. In the United States, the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the two acquisitions recently completed.
The Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006
Store and regional expenses were $145.7 million for the six months ended December 31, 2007 compared to $122.3 million for the six months ended December 31, 2006, an increase of $23.4 million or 19.1%. The impact of foreign currencies accounted for $7.2 million of the increase. For the six months ended December 31, 2007 total store and regional expenses decreased to 60.3% of total revenue compared to 63.1% of total revenue for the six months ended December 31, 2006. On a constant currency basis, store and regional expenses increased $12.2 million in Canada, $4.5 million in the United Kingdom, partially offset by a decrease in the United States of $0.6 million. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses as a result of the incremental costs associated with the Canadian acquisitions and which are commensurate with the overall growth in Canada. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, advertising, occupancy and other costs commensurate with the growth in that country.

Corporate and Other Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2006	2007	2006	2007	2006	2007	2006	2007

Corporate expenses	$13,287	$17,599	13.0%	14.0%	$26,237	$35,462	13.5%	14.7%
Other depreciation and amortization	846	890	0.8%	0.7%	1,676	1,809	0.9%	0.7%
Interest expense, net	8,687	8,977	8.5%	7.1%	14,989	17,066	7.7%	7.1%
Loss on extinguishment of debt	23,797	97	23.3%	0.1%	31,784	97	16.4%	0.0%
Goodwill impairment and other charges	24,464	—	24.0%	0.0%	24,464	—	12.6%	0.0%
Mark to market — term loans	6,619	—	6.5%	0.0%	6,619	—	3.4%	0.0%
Proceeds from litigation settlements	(3,256)	—	(3.2)%	0.0%	(3,256)	—	(1.7)%	0.0%
Other, net	91	(212)	0.1%	(0.2)%	179	(802)	0.1%	(0.3)%
Income tax provision	15,470	8,936	15.2%	7.1%	23,044	17,392	11.9%	7.2%
The Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Corporate Expenses
Corporate expenses, as a percentage of total revenue, increased to 14.0% as compared to the previous year’s quarter of 13.0%, reflecting increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, and management and integration of recent acquisitions.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $0.9 million for the three months ended December 31, 2007 and 2006.
Interest Expense
Interest expense, net was $9.0 million for the three months ended December 31, 2007 compared to $8.7 million for the same period in the prior year. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. We redeemed the remaining $2.0  million principal amount of our Notes on November 15, 2007. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during the three months ended December 31, 2007, interest expense increased $4.2 million compared to the three months ended December 31, 2006. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $0.4 million increase in interest expense. Offsetting these increases was $1.6 million in interest income from the short-term investment of the proceeds from the Convertible Notes offering and $2.1 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the Convertible Notes, we did not draw down on our revolving credit facility in fiscal 2008 which accounted for a $0.9 million reduction for the three months ended December 31, 2007 compared to the same period in the prior year.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.1 million for the three months ended December 31, 2006 compared to $23.8 million for the three months ended December 31, 2006.
On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the three months ended December 31, 2006 and 2007, the loss incurred on the extinguishment of debt is as follows (in millions):

	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2007

Tender premium	$17.6	$—
Call premium	—	0.1
Write-off of previously capitalized deferred issuance costs, net	7.2	—
Write-off of original issue premium	(1.0)	—

	$23.8	$0.1

Proceeds from Legal Settlement
There were no proceeds from legal settlements in the three months ended December 31, 2007. Proceeds from legal settlements for the three months ended December 31, 2006 was $3.3 million.
On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield which we refer to collectively as the IDLD Parties alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales and other relevant information from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.3 million, which had been held in escrow from the acquisition.
Goodwill Impairment and Other Charges
There were no charges for goodwill impairment in the three months ended December 31, 2007. We incurred $24.5 million in goodwill impairment and other charges during the three months ended December 31, 2006.
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
Mark to Market —Term Loans
We incurred no charges in the three months ended December 31, 2007 related to the mark to market of term loans.
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

Income Tax Provision
The provision for income taxes was $8.9 million for the three months ended December 31, 2007 compared to a provision of $15.5 million for the three months ended December 31, 2006. Our effective tax rate was 40.8% for the three months ended December 31, 2007 and was not meaningful for the three months ended December 31, 2006. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during the quarter due to the retirement of public debt and the issuance of convertible debt in the fiscal year ended June 30, 2007 and the tax effects of the WTP restructuring completed in December, 2006. Interest expense in the U.S. results in U.S. tax losses, thus generating deferred tax assets. At December 31, 2007 we maintained deferred tax assets of $107.8 million which is offset by a valuation allowance of $96.1 million of which $0.9 million was provided for in the quarter. The $107.8 million in deferred tax assets consists of $56.0 million related to net operating losses and the reversal of temporary differences, $38.6 million related to foreign tax credits and $13.2 million in foreign deferred tax assets. At December 31, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $56.0 million, which reflects an increase of $0.9 million related to losses during the quarter. The net operating loss carryforward at December 31, 2007 was $99.0 million. We believe that our ability to utilize net operating losses in a given year will be limited to $8.9 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $38.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $13.2 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At December 31, 2007 we had $9.6 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had approximately $1.0 million of accrued interest related to uncertain tax positions of which $0.2 million was accrued during the three months ended December 31, 2007. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
The Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006
Corporate Expenses
Corporate expenses as a percentage of total revenue increased to 14.7% as compared to the six months in the previous fiscal year of 13.5%, reflecting increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, and management and integration of recent acquisitions.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $1.8 million for the six months ended December 31, 2007 compared to $1.7 million for the six months ended December 31, 2006.

Interest Expense
Interest expense was $17.1 million for the six months ended December 31, 2007 compared to $15.0 million for the six months ended December 31, 2006. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during the six months ended December 31, 2007, interest expense increased $9.9 million compared to the six months ended December 31, 2006. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $0.8 million increase in interest expense. Offsetting these increases was $3.6 million in interest income from the short-term investment of the proceeds from the Convertible Notes offering and $3.8 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the Convertible Notes, we did not draw down on our revolving credit facility in fiscal 2008 which accounted for a $1.5 million reduction for the six months ended December 31, 2007 compared to the same period in the prior year.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.1 million for the six months ended December 31, 2007 compared to $31.8 million for the six months ended December 31, 2006.
On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of our outstanding Notes. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the six months ended December 31, 2006 and 2007, the loss incurred on the extinguishment of debt is as follows (in millions):

	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2007

Call premium	$6.8	$0.1
Tender premium	17.6	—
Write-off of previously capitalized deferred issuance costs, net	8.8	—
Write-off of original issue premium	(1.4)	—

Total	$31.8	$0.1

Proceeds from Legal Settlement
There were no proceeds from legal settlements in the six months ended December 31, 2007. Proceeds from legal settlements for the six months ended December 31, 2006 was $3.3 million.
On October 21, 2005, we filed an action against IDLD, Inc., Ira Distenfield and Linda Distenfield, which we refer to collectively as the IDLD Parties, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales and other relevant information from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.3 million, which had been held in escrow from the acquisition.

Goodwill Impairment and Other Charges
There were no charges for goodwill impairment in the six months ended December 31, 2007. We incurred $24.5 million in goodwill impairment and other charges during the six months ended December 31, 2006.
In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at December 31, 2006. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.8 million in other tangible and intangible assets, net of deferred fees.
Mark to Market —Term Loans
We incurred no charges for the mark to market of term loans for the six months ended December 31, 2007.
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
Income Tax Provision
The provision for income taxes was $17.4 million for the six months ended December 31, 2007 compared to a provision of $23.0 million for the six months ended December 31, 2006. Our effective tax rate was 41.0% for the six months ended December 31, 2007 and was not meaningful for the six months ended December 31, 2006. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during the period due to the retirement of public debt and the issuance of convertible debt in the fiscal year ended June 30, 2007 and the tax effects of the WTP restructuring completed in December, 2006. Interest expense in the U.S. results in U.S. tax losses, thus generating deferred tax assets. At December 31, 2007 we maintained deferred tax assets of $107.8 million which is offset by a valuation allowance of $96.1 million of which $2.1 million was provided for in the period. The $107.8 million in deferred tax assets consists of $56.0 million related to net operating losses and the reversal of temporary differences, $38.6 million related to foreign tax credits and $13.2 million in foreign deferred tax assets. At December 31, 2007, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $56.0 million, which reflects an increase of $2.0 million related to current year losses. The net operating loss carryforward at December 31, 2007 was $99.0 million. We believe that our ability to utilize net operating losses in a given year will be limited to $8.9 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $38.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $13.2 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At December 31, 2007 we had $9.6 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect our effective tax rate.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had approximately $1.0 million of accrued interest related to uncertain tax positions of which $0.3 million was accrued during the six months ended December 31, 2007. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2007, cash and cash equivalents decreased $113.1 million. Net cash provided by operating activities was $33.1 million for the six months ended December 31, 2007 compared to $8.4 million for the six months ended December 31, 2006. The increase in net cash provided by operations was primarily the result of improved operating results.
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
Net cash provided by operating activities was $33.1 million for the six months ended December 31, 2007 compared to $8.4 million for the six months ended December 31, 2006. The increase in net cash provided from operating activities was primarily a result of improved operating results.
Net cash used in investing activities was $150.3 million for the six months ended December 31, 2007 compared $156.9 million for the six months ended December 31, 2006. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For the six months ended December 31, 2007, we made capital expenditures of $14.7 million and acquisitions of $135.6 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $29.0 million during our fiscal year ending June 30, 2008.
Net cash used in financing activities was $3.1 million for the six months ended December 31, 2007 compared to net cash provided in financing activities of $154.0 million for the six months ended December 31, 2006. The cash used in financing activities during the six months ended December 31, 2007 was primarily a result of scheduled principal payments on our long term debt obligations. The cash provided by financing activities during the six months ended December 31, 2006 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes, as well as the increase in our long term debt and revolving credit facility related to the acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida during the second quarter of fiscal 2007.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans dominated in a currency other than our foreign subsidiaries’ functional currency and to synthetically fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.
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

Revolving Credit Facilities. We have two revolving credit facilities: the U.S. Revolving Facility and the Canadian Revolving Facility, both components of the New Credit Agreement:
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At December 31, 2007, the borrowing capacity was $70.6 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At December 31, 2007 there was no outstanding indebtedness under the U.S. Revolving Facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At December 31, 2007, the borrowing capacity was C$29.5 million. There was no outstanding indebtedness under the Canadian facility at December 31, 2007.
Long-Term Debt. As of December 31, 2007, long term debt consisted of $200.0 million principal amount of Convertible Notes and $376.2 million in term loans due October 30, 2012 under the New Credit Agreement. On November 15, 2007, the Company redeemed the remaining $2.0 million principal amount of the Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest in the amount of $0.1 million.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2007, excluding periodic interest payments, include the following:

		Less than	1 — 3	3 — 5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt:
Term loans due 2012	$376,219	$3,750	$7,500	$7,500	$357,469
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	146,272	36,160	54,405	29,107	26,600

Total contractual cash obligations	$722,491	$39,910	$61,905	$36,607	$584,069

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
Balance Sheet Variations
December 31, 2007 compared to June 30, 2007
Cash and cash equivalents decreased to $181.4 million at December 31, 2007 from $294.5 million at June 30, 2007. The decrease is due primarily to the cash payments for the two U.S. acquisitions during the six months ended December 31, 2007.
Loans receivable, net increased to $109.5 million at December 31, 2007 from $81.9 million at June 30, 2007. The increase is attributable to an increase in the number of loans outstanding, primarily due to seasonality and the new stores acquired. Also, contributing to the increase is the increase in the average loan principal. Currency rate changes in the United Kingdom and Canada contributed $1.8 million of the increase.
Deferred tax assets, net of valuation allowance increased $7.2 million, from $4.5 million at June 30, 2007 to $11.7 million at December 31, 2007. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency interest rate swaps used to hedge our cash flows related to our Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries functional currency.
Property and equipment, net of accumulated depreciation increased $11.2 million from $55.0 million at June 30, 2007 to $66.2 million at December 31, 2007. The increase is primarily attributable to new furniture and fixtures and leasehold improvements in relation to new stores and acquired stores in our domestic and foreign operations. The increase is also attributable to the impact of the exchange rates on our foreign subsidiaries.
Goodwill and other intangibles increased $132.9 million, from $341.7 million at June 30, 2007 to $474.6 million at December 31, 2007 due to acquisitions of $120.1 million and foreign currency translation adjustments of $12.8 million.
Accounts payable increased $6.0 million from $39.8 million at June 30, 2007 to $45.8 million at December 31, 2007 primarily due to the timing of settlements with third-party vendors and our franchisees.
Fair value of cash flow hedges increased $29.7 million from $18.8 million at June 30, 2007 to $48.5 million at December 31, 2007 as a result of the mark to market of the cross currency interest rate swaps. The change in the fair value of these cash flow hedges are primarily a result of the change in the foreign currency exchange rates.
The deferred tax liability increased $6.8 million from $12.7 million at June 30, 2007 to $19.5 million at December 31, 2007 as a result of increases in permanent tax differences resulting from increases in goodwill due to acquisitions and the tax effect of the mark to market adjustment of our Canadian and U.K. term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
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
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007 and December 31, 2007, our balance sheet contains no liability for unrecognized tax benefits.
The tax years ending June 30, 2004 thru 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $0.9 million of accrued interest related to uncertain tax positions, of which $0.2 million was accrued during the quarter.
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which address how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures and changes to methods in which fair value is calculated. This interpretation is effective for us beginning July 1, 2008. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.
On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us beginning July 1, 2008.
In December 2007, the FASB issued Statement No. 141 R, “Business Combinations (a revision of Statement No. 141).” This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, FASB No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51.” This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements regarding, among other things, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this prospectus are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to us, are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report as well as those risk factors set forth in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the prospectus we filed with the Securities and Exchange Commission on October 18, 2007 (File No. 333-146205). Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	December 31,
	2006	2007

Company Operating Data:

Stores in operation:
Company-owned	885	1,088
Franchised stores and check cashing merchants	397	354

Total	1,282	1,442

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Check Cashing Data:

Face amount of checks cashed (in millions)	$1,093	$1,275	$2,103	$2,465
Face amount of average check	$471	$538	$474	$532
Average fee per check	$17.90	$20.63	$18.00	$20.39
Number of checks cashed (in thousands)	2,320	2,369	4,440	4,635

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Check Cashing Collections Data:

Face amount of returned checks (in thousands)	$11,911	$14,440	$22,733	$29,012
Collections (in thousands)	(8,688)	(10,611)	(16,400)	(21,184)

Net write-offs (in thousands)	$3,223	$3,829	$6,333	$7,828

Collections as a percentage of returned checks	72.9%	73.5%	72.1%	73.0%
Net write-offs as a percentage of check cashing revenues	7.7%	7.8%	7.9%	8.2%
Net write-offs as a percentage of the face amount of checks cashed	0.29%	0.30%	0.30%	0.32%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

U.S. company-funded consumer loan originations (1)	$71,566	$129,299	$133,800	$225,249
Canadian company-funded consumer loan originations (2)	191,888	253,444	342,307	496,892
U.K. company-funded consumer loan originations (2)	62,329	96,791	120,346	177,164

Total company-funded consumer loan originations	$325,783	$479,534	$596,453	$899,305

U.S. Servicing revenues	$8,799	$635	$17,089	$1,429
U.S. company-funded consumer loan revenues	11,205	19,089	21,302	34,283
Canadian company-funded consumer loan revenues	26,429	38,455	47,280	76,426
U.K. company-funded consumer loan revenues	10,366	15,415	19,953	29,965
Provision for loan losses and adjustments to servicing revenues	(10,532)	(16,070)	(20,104)	(30,876)

Total consumer lending revenues, net	$46,267	$57,524	$85,520	$111,227

Gross charge-offs of company-funded consumer loans	$36,199	$54,181	$68,087	$105,938
Recoveries of company-funded consumer loans	(31,174)	(40,887)	(57,925)	(82,309)

Net charge-offs on company-funded consumer loans	$5,025	$13,294	$10,162	$23,629

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.1%	11.3%	11.4%	11.8%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.6%	8.5%	9.7%	9.2%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	1.5%	2.8%	1.7%	2.6%

(1)	Our company operated stores in the United States originated bank-funded installment consumer loans during the three and six months ended December 31, 2006 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas, during the three and six months ended December 31, 2007. In Texas, the Company offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

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
Foreign Exchange Rates
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2007, we held put options with an aggregate notional value of C$36.0 million and GBP 5.4 million to protect certain currency exposure in Canada and the United Kingdom through June 30, 2008. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2007, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three months ended December 31, 2007. As of December 31, 2007, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.1 million, net of tax all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2007 was $0.8 million and is included in prepaid expenses on the balance sheet.
Canadian operations accounted for approximately 89.0% of consolidated pre-tax earnings for the six months ended December 31, 2007 and 178.6% of consolidated pre-tax earnings for the six months ended December 31, 2006. U.K. operations accounted for approximately 28.1% of consolidated pre-tax earnings for the six months ended December 31, 2007 and approximately 127.5% of consolidated pre-tax earnings for the six months ended December 31, 2006. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $37.9 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $5.0 million for the six months ended December 31, 2007 and $3.3 million for the six months ended December 31, 2006. This impact represents nearly 11.7% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2007 and 110.6% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2006.
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
On a quarterly basis, the swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and term loans, which are offsetting, in each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the net, after tax gain or loss in other comprehensive income and they are reclassified to earnings in the same period that the hedged transaction affects earnings. As of December 31, 2007, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $39.4 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2007 is a payable of $48.5 million and is included in fair value of derivatives on the balance sheet. No hedge ineffectiveness was recorded during the three months ended December 31, 2007. During the six months ended December 31, 2007, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 6. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of December 31, 2007 of $421.8 million exceeded total shareholders’ equity of $167.2 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of our stockholders was held on November 15, 2007.
The following persons were elected to serve as Class C members of our Board of Directors each to serve until the 2010 annual meeting of our stockholders and until their respective successors are duly elected and qualified:

	Votes For:	Votes Withheld:
Clive Kahn	18,230,049	2,570,679
John Gavin	18,230,049	2,570,679
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2008 was ratified:

Votes For:	20,659,145
Votes Against:	141,582
Abstentions:	0
The adoption of the Dollar Financial Corp. 2007 Equity Incentive Plan as follows:

Votes For:	15,557,001
Votes Against:	3,094,308
Abstentions:	4,949
Broker Non-Votes	2,144,470

Item 6. Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Bylaws of Dollar Financial Corp., as amended effective November 15, 2007(3)

10.1	Employment Agreement by and among Jeffrey Weiss, Dollar Financial Corp. and Dollar Financial Group, Inc., dated October 5, 2007(1)

10.2	Asset Purchase Agreement dated as of October 11, 2007, by and among CCS Financial Services, Inc., a Florida corporation; Allen Eager, the Allen Eager Revocable Trust, Paul P. Houser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, a Delaware corporation (2)

10.3	Dollar Financial Corp. 2007 Equity Incentive Plan(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President

32.3	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on October 9, 2007.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 21, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: February 11, 2008	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.