Form 10-Q
period 2008-03-31
DOLLAR FINANCIAL CORP
filed 2008-05-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
As of April 30, 2007, 24,232,282 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Rule 13(a)-14(a)/15d-14a Certification of Senior Vice President of Finance and Corporate Controller
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	March 31,
	2007	2008
		(unaudited)
ASSETS
Cash and cash equivalents	$294,518	$207,268
Restricted cash	1,014	—
Loans receivable, net:
Loans receivable	90,552	115,019
Less: Allowance for loan losses	(8,623)	(13,097)

Loans receivable, net	81,929	101,922
Other consumer lending receivables	1,056	101
Loans in default, net of an allowance of $18,045 and $21,231	10,311	11,267
Other receivables	10,337	15,081
Prepaid expenses	12,146	14,100
Deferred tax asset, net of valuation allowance of $94,018 and $98,894	4,545	14,652
Property and equipment, net of accumulated depreciation of $81,494 and $93,791	55,031	65,255
Goodwill and other intangibles	341,681	469,459
Debt issuance costs, net of accumulated amortization of $1,244 and $3,789	17,747	15,884
Other	3,304	5,310

	$833,619	$920,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$39,808	$49,856
Income taxes payable	11,293	11,884
Accrued expenses and other liabilities	28,119	37,995
Fair value of derivatives	18,793	43,284
Deferred tax liability	12,713	19,703
Revolving credit facilities	—	3,971
Long-term debt	576,910	578,993
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized;
24,133,800 shares and 24,232,669 shares issued and outstanding at June 30, 2007 and March 31, 2008, respectively	24	24
Additional paid-in capital	251,460	254,453
Accumulated deficit	(147,123)	(108,276)
Accumulated other comprehensive income	41,622	28,412

Total stockholders’ equity	145,983	174,613

	$833,619	$920,299

See notes to interim consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

Revenues:
Check cashing	$42,683	$51,503	$122,590	$146,025
Consumer lending:
Fees from consumer lending	60,195	73,316	165,819	215,419
Provision for loan losses and adjustment to servicing income	(12,542)	(14,023)	(32,646)	(44,899)

Consumer lending, net	47,653	59,293	133,173	170,520
Money transfer fees	5,128	6,921	15,232	19,960
Franchise fees and royalties	1,582	1,237	5,606	3,740
Other	10,016	16,336	24,272	36,746

Total revenues	107,062	135,290	300,873	376,991

Store and regional expenses:
Salaries and benefits	33,661	42,778	94,756	116,661
Occupancy	8,225	11,359	23,808	30,790
Depreciation	2,571	3,597	6,782	9,620
Returned checks, net and cash shortages	3,899	4,973	11,296	14,226
Telephone and communications	1,717	1,917	4,734	5,367
Advertising	2,088	2,602	7,546	7,426
Bank charges and armored carrier service	2,833	3,611	7,670	9,954
Other	10,153	13,287	30,806	35,739

Total store and regional expenses	65,147	84,124	187,398	229,783

Store and regional margin	41,915	51,166	113,475	147,208

Corporate and other (income) expenses:
Corporate expenses	13,840	18,116	40,077	53,578
Other depreciation and amortization	855	854	2,531	2,663
Interest expense, net	8,082	9,771	23,071	26,837
Loss on extinguishment of debt	—	—	31,784	97
Goodwill impairment and other charges	—	—	24,464	—
Mark to market — term loan	—	—	6,619	—
Proceeds from litigation settlements	—	—	(3,256)	—
Other, net	228	(206)	407	(1,008)

Income (loss) before income taxes	18,910	22,631	(12,222)	65,041
Income tax provision	7,218	8,802	30,262	26,194

Net income (loss)	$11,692	$13,829	$(42,484)	$38,847

Net income (loss) per share:
Basic	$0.49	$0.57	$(1.81)	$1.61
Diluted	$0.48	$0.56	$(1.81)	$1.57
Weighted average shares outstanding
Basic	23,696,488	24,120,797	23,486,816	24,087,467
Diluted	24,530,853	24,710,850	23,486,816	24,763,251
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Stockholders’
	Outstanding		Paid-in	Income	Comprehensive	(Deficit)
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, June 30, 2007 (audited)	24,133,800	$24	$251,460	$(147,123)	$41,622	$145,983

Comprehensive income:
Foreign currency translation					299	299
Cash flow hedges					(13,509)	(13,509)
Net income				38,847		38,847

Total comprehensive income						25,637
Restricted stock grants	43,059
Vested portion of granted restricted stock and restricted stock units			769			769
Stock options exercised	77,544		1,027			1,027
Retirement of common stock	(21,734)
Other stock compensation			1,197			1,197

Balance, March 31, 2008 (unaudited)	24,232,669	$24	$254,453	$(108,276)	$28,412	$174,613

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2007	2008

Cash flows from operating activities:
Net (loss) income	$(42,484)	$38,847
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,533	14,822
Loss on extinguishment of debt	31,784	97
Provision for loan losses and adjustment to servicing income	32,646	44,899
Non-cash stock compensation	1,325	1,966
Losses on store closings	539	140
Goodwill impairment	28,482	—
Foreign currency loss on revaluation of debt	6,248	—
Deferred tax provision	274	3,834
Other, net	(201)	341
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(45,082)	(56,492)
Decrease (increase) in prepaid expenses and other	836	(2,924)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(7,098)	20,459

Net cash provided by operating activities	17,802	65,989

Cash flows from investing activities:
Acquisitions, net of cash acquired	(149,052)	(138,165)
Additions to property and equipment	(15,038)	(19,363)

Net cash used in investing activities	(164,090)	(157,528)

Cash flows from financing activities:
Decrease in restricted cash	79,099	1,014
Proceeds from term loans	375,000	—
Proceeds from the exercise of stock options	3,949	1,027
Other debt payments	(2,146)	(5,453)
Prepayment of 9.75% Senior Notes due 2011	(292,424)	—
Net increase in revolving credit facilities	8,912	3,971
Payment of debt issuance and other costs	(10,871)	(441)

Net cash provided by financing activities	161,519	118
Effect of exchange rate changes on cash and cash equivalents	(1,250)	4,171

Net increase (decrease) in cash and cash equivalents	13,981	(87,250)
Cash and cash equivalents at beginning of period	120,221	294,518

Cash and cash equivalents at end of period	$134,202	$207,268

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
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services and document processing services to the general public through a network of 1,454 locations (of which 1,111 are company owned) operating primarily as Money Mart ® , The Money Shop, Loan Mart ®, Insta-Cheques ®, Money Corner, The Check Cashing Store and We The People ® in 32 states, Canada and the United Kingdom. This network includes 1,357 locations (including 1,111 company-owned) in 21 states, Canada and the United Kingdom offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document processing services through a network of 97 franchised locations in 22 states.
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
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share (continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

Net income (loss)	$11,692	$13,829	$(42,484)	$38,847

Reconciliation of denominator:

Weighted average of common shares outstanding — basic [1]	23,697	24,121	23,487	24,087

Effect of dilutive stock options [2]	723	402	—	488

Effect of unvested restricted stock and restricted stock unit grants	111	188	—	188

Weighted average of common shares outstanding — diluted	24,531	24,711	23,487	24,763

(1)	Excludes 111 and 75 shares of unvested restricted stock, which is included in total outstanding common shares as of March 31, 2007 and March 31, 2008, respectively.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the nine-months ended March 31, 2007, the effect of the dilutive options and unvested shares of restricted stock were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.
Stock Based Employee Compensation
The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) states that 784,392 shares of its common stock may be awarded to employees of, consultants to or directors of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights (“SARs”) may also be granted in tandem with the non-qualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the non-qualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 1999 Plan is subject to adjustment as specified in the 1999 Plan provisions. No options may be granted after February 15, 2009. All options granted under the 1999 Plan became 100% exercisable in conjunction with the Company’s initial public offering on January 28, 2005.
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
On November 15, 2007, the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000; provided, however, that no more than 1,250,000 shares may be awarded as restricted stock or restricted stock unit awards. The shares that may be issued under the 2007 Plan may be authorized, but unissued, or reacquired shares of Common Stock. No grantee may receive an Award relating to more than 500,000 shares in the aggregate per fiscal year under the 2007 Plan.
Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.
Compensation expense related to share-based compensation included in the statement of operations for the three months ended March 31, 2007 and 2008 was $0.3 million and $0.3 million, net of related tax effects, respectively and $0.7 million and $0.9 million, net of related tax effects, for the nine months ended March 31, 2007 and 2008, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Employee Compensation (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

Expected volatility	N/A	50.8%	48.0%	49.7%
Expected life (years)	N/A	6.0	6.0	6.0
Risk-free interest rate	N/A	3.09%	4.71%	3.60%
Expected dividends	N/A	None	None	None
Weighted average fair value	N/A	$11.23	$11.02	$13.44
A summary of the status of stock option activity for the months ended March 31, 2008 follows:

			Weighted Average
		Weighted	Remaining	Aggregate Intrinsic
		Average	Contractual Term	Value ($ in
	Options	Exercise Price	(years)	millions)

Options outstanding at June 30, 2007
(1,020,716 shares exercisable)	1,297,600	$15.58	8.1	$16.8
Granted	60,030	$26.11
Exercised	(77,544)	$13.24
Forfeited and expired	(50,678)	$17.33

Options outstanding at March 31, 2008	1,229,408	$16.17	7.5	$8.9

Exercisable at March 31, 2008	994,863	$14.60	7.2	$8.4

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2008 was $0.2 million and $1.0 million, respectively and was $1.4 million and $7.5 million for the three and nine months ended March 31, 2007, respectively. As of March 31, 2008, the total unrecognized compensation cost over a weighted-average period of 1.8 years, related to stock options, is expected to be $1.6 million. Cash received from stock options exercised for the three and nine months ended March 31, 2008 was $0.4 million and $1.0 million, respectively, and was $0.8 million and $3.9 million for the three and nine months ended March 31, 2007, respectively.

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
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value

Outstanding at June 30, 2007	111,151	$19.97
Granted	12,481	29.42
Vested	(38,882)	19.71
Forfeited	(9,690)	18.36

Outstanding at March 31, 2008	75,060	$21.88

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2007	124,438	$28.53
Granted	31,595	$25.91
Vested	(29,769)	$28.53
Forfeited	(12,944)	$28.53

Outstanding at March 31, 2008	113,320	$28.55
As of March 31, 2008, there was $4.8 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three and nine months ended March 31, 2008 was $0.5 million and $1.6 million, respectively.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141 (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for the Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements (continued)
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133. SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company beginning July 1, 2009.
In August 2007, the FASB proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“Proposed FSP APB 14-a”). Proposed FSP APB 14-a, if approved, would require the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. In March 2008, the FASB directed its staff to proceed to draft Proposed FSP APB 14-a for vote by written ballot. The Company believes that Proposed FSP APB 14-a, if approved, would impact the accounting for the Company’s 2.875% Senior Convertible Notes due 2027 and would have a material impact on the Company’s consolidated financial statements and results of operations. The provisions of Proposed FSP APB 14-a, if approved, would be required to be applied retroactively to all periods presented.
2. ACQUISITIONS
The following acquisitions have been accounted for under the purchase method of accounting.
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL”). The purchase price was approximately $27.0 million in cash of which $2.0 million in cash will be held in escrow for 24 months to secure certain indemnification claims. In addition, the agreement includes a maximum revenue-based earn-out of up to $3.0 million which is payable in February 2009. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 stores, which are located in Kansas and South Carolina. The Company completed the acquisition of the remaining three stores in Nebraska on March 11, 2008. The total aggregate purchase price for the 45 stores that were acquired during the nine months ended March 31, 2008 was $29.4 million in cash, including $2.0 million to be held in escrow for indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $22.1 million and was recorded to goodwill.
On December 15, 2007, the Company consummated the acquisition of substantially all of the assets of 81 financial services stores and one corporate office in southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc. d/b/a/ The Check Cashing Store (“CCS”). The acquisition was effected pursuant to the terms of an asset purchase agreement dated October 11, 2007. The aggregate purchase price for the acquisition was $101.9 million in cash, including $6.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $7.6 million, cash in stores for $2.1 million, fixed assets for $2.5 million, and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the acquisition. The excess of the purchase price over the preliminary fair value of the identifiable assets acquired was $89.2 million and was recorded to goodwill.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (continued)
On December 19, 2007, the Company entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a U.K. entity, which operates seven check cashing and payday lending stores. The aggregate purchase price for the acquisition was approximately $4.2 million in cash, including $0.4 million to be held in escrow for 12 months to secure certain indemnification claims. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $3.6 million and was recorded to goodwill.
On February 26, 2008, the Company entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million in cash, the Company used excess cash to fund the acquisition. The Company allocated approximately $0.2 million to the net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $1.2 million and was recorded to goodwill.
During the nine months ended March 31, 2008, the Company completed various smaller acquisitions in Canada and the United Kingdom, resulting in an aggregate increase in goodwill of $4.2 million.
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2007	$293.5
Acquisitions:
APL — U.S.	22.1
CCS — U.S.	89.2
Cash Your Cheque — U.K.	3.6
Unicash — Canada	1.2
Other	4.2
Purchase adjustments:
82 Store Canadian Acquisition	(0.1)
Money Corner	1.0
Foreign currency adjustment	3.8

Balance at March 31, 2008	$418.5

The following unaudited pro forma information for the three and nine months ended March 31, 2007 and 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL and CCS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2008	2007	2008
	(Unaudited in thousands		(Unaudited in thousands
	except per share amounts)		except per share amounts)

Revenue	$122,280	$135,423	$346,526	$401,422
Net income (loss)	$14,891	$13,837	$(32,858)	$42,470
Net income (loss) per common share — basic	$0.63	$0.57	$(1.40)	$1.76
Net income (loss) per common share — diluted	$0.61	$0.56	$(1.40)	$1.72

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER INTANGIBLES
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2007 and the nine months ended March 31, 2008 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2006	$97,860	$61,092	$59,614	$218,566
Amortization of identifiable intangibles	(58)	—	—	(58)
Acquisition	25,126	109,406	2,779	137,311
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	9,167	5,164	14,331

Balance at June 30, 2007	$94,459	$179,665	$67,557	$341,681
Acquisition	112,224	1,859	8,405	122,488
Foreign currency translation adjustments	—	6,197	(907)	5,290

Balance at March 31, 2008	$206,683	$187,721	$75,055	$469,459

The following table reflects the components of intangible assets (in thousands):

	June 30,	March 31,
	2007	2008
	Gross Carrying	Gross Carrying
	Amount(1)	Amount

Non-amortized intangible assets:
Goodwill	$293,462	$418,514
Reacquired franchise rights	48,219	50,945

	$341,681	$469,459

(1)	The Company reclassified accumulated amortization to goodwill and no longer carries accumulated amortization on its balance sheet. The Company currently has no amortizing intangible assets under SFAS 142.
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
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER INTANGIBLES (continued)
estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.
4. CONTINGENT LIABILITIES
In addition to the legal proceedings discussed below, which the Company is defending vigorously, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business. Although the Company believes that the resolution of these proceedings will not materially adversely impact its business, there can be no assurances in that regard.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and the Company’s Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding arbitrability in the class action context. As a result, the Company’s Canadian subsidiary has brought a new application to stay the action and to decertify it. The plaintiff has responded by bringing a cross-motion for summary judgment on selected issues. These motions will be heard in May 2008. The action is presently in the discovery phase and a trial, while not yet scheduled, is not expected until calendar year 2009.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. CONTINGENT LIABILITIES (continued)
Canadian Legal Proceedings (continued)
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision was to be argued on February 8, 2008. As a result of recently released decisions of the Supreme Court of Canada regarding the interplay between arbitration clauses and class actions, Money Mart raised the issue of its arbitration clauses as a ground for appeal. The Court of Appeal responded by adjourning the appeal and remanding the matter to the motions judge to hear argument on Money Mart’s motion for a stay. That motion was argued on April 28 and 29, 2008. The judge has reserved her decision regarding the motion.
The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2009. In December 2007 the plaintiffs delivered a motion in which they were seeking to add OPCO as a defendant to this action. In March 2008 an order was granted adding OPCO as a defendant in the action. A motion to certify the action against OPCO is scheduled to proceed on July 14, 2008. OPCO intends to oppose the motion vigorously.
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
In March 2006, the Company reached a settlement in the Woods, Castillo and Williams actions and the court granted approval of that settlement in October of 2006. On January 11, 2007, the Company agreed to settle these cases for $5.8 million and a settlement distribution, including payment to the attorneys for fees and costs. On October 2, 2007, the court held a final accounting hearing regarding the distribution of the settlement funds. At that hearing, the court dismissed the consolidated cases.
On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil has appealed both rulings. On April 17, 2008, the Court of Appeal issued its decision, and reversed the trial court’s ruling. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. CONTINGENT LIABILITIES (continued)
California Legal Proceedings (continued)
On April 26, 2007, the San Francisco City Attorney (“City Attorney”) filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, against Monetary Management of California, Inc. and Money Mart Express, Inc., both subsidiaries of OPCO. The complaint alleges that OPCO’s subsidiaries have engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware or by brokering installment loans made by co-defendant First Bank of Delaware in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. OPCO’s subsidiaries answered the complaint on May 25, 2007. On May 29, 2007, all defendants removed the case to the United States Court for the Northern District of California. On August 20, 2007, that Court issued an order remanding the case to state court. Discovery is proceeding in state court and no trial date has been set. On February 28, 2008, the City Attorney advised that he intends to amend the complaint to challenge the legality of short term deferred deposit loans made by First Bank of Delaware and marketed and serviced by OPCO and/or its subsidiaries but to date the City Attorney has taken no action to amend. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
We The People Legal Proceedings
The Company’s business model for its legal document processing services business is being challenged in certain courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions. The principal litigation for the WTP business unit is as follows:
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. A current action filed by the United States Trustee for the District of Idaho alleges that WTP and its Boise area franchisee violated various bankruptcy regulations as they relate to bankruptcy petition preparers and the unauthorized practice of law (“UPL”) regulations. There are presently two stores operated by franchisees in Idaho. This case seeks damages and/or injunctive relief, which could prevent the Company and/or its franchisees from processing legal documents in accordance with the Company’s present business model. WTP is currently engaged in settlement discussions to resolve this case.
On February 20, 2008, the U.S. Bankruptcy Trustee for the Eastern District of Missouri and WTP entered into a settlement dismissing the lawsuit filed in May 2007 alleging that WTP and its local franchisee violated certain bankruptcy petition preparation rules and committed UPL. WTP’s settlement with the US Trustee requires, inter alia, that WTP refund the named debtor $600 for their filing and petition preparation costs, pay $500 to the US Trustee for one (1) violation of 11 U.S.C. Section 110 (I)(1), and that WTP petition services offered in the Eastern District be offered at a comparatively lower price than the price offered in other states.
On April 23, 2008, the Supreme Court of Ohio issued a final Opinion requiring WTP to pay approximately $30 thousand in civil penalties and costs for two counts of UPL during its ownership of the WTP franchisee system. The Court also enjoined WTP from engaging in any future acts constituting the unauthorized practice of law under Ohio law.
On July 6, 2006, New Millennium Corporation (“NMC”) filed a complaint against the Company and certain of its subsidiaries, including WTP, and others, including the Former WTP. This case involves a franchise agreement between the Former WTP and NMC dated April 7, 2004 and certain addenda to the agreement. NMC alleged numerous acts of wrongdoing by the Former WTP and persons associated with the Former WTP, including breach of agreement, fraud and violation of the California Franchise Investment Law and essentially alleged that the Company and its subsidiaries were liable as successors in interest. NMC sought unspecified restitution, compensatory damages and exemplary damages. In April 2008, the Company settled with the plaintiff for an immaterial amount.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
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
On May 8, 2007, WTP met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The Attorney General’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising, that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the Attorney General’s Office hold the former New York City WTP owners liable for the alleged misconduct. The parties are presently negotiating the final terms of the AOD.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. CONTINGENT LIABILITIES (continued)
We The People Legal Proceedings (continued)
On September 19, 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The Plaintiff is seeking class certification, prohibition on the Company’s unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages according to law and proof, attorneys’ fees and costs of the suit, statutory and tremble damages pursuant to various California business and consumer protection codes. The Company intends to defend these allegations vigorously and believes that Fitzgibbons’ claims and her assertion of class status are without merit. It is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, with respect to this matter.
In March 2008, an arbitration case was filed by Beth Stubenrauch and Scrivener Enterprises, a former WTP franchisee in Boston, Massachusetts, against We The People USA, Inc., Dollar Financial Group, Inc., and Ira and Linda Distenfield, alleging that defendants breached the franchise agreement, committed fraud and deceptive trade practices, and violated various California and Massachusetts business statutes by failing to comply with franchise offering disclosure laws in 2005. The Plaintiff seeks over $0.3 million in damages plus interest and attorneys’ fees. The Company believes the material allegations in the Complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously. It is too early to determine the likelihood of a favorable or unfavorable outcome or the ultimate liability, if any, with respect to this matter.
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
5. GEOGRAPHIC SEGMENT INFORMATION
All operations for which geographic data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2007
Total assets	$101,305	$384,083	$147,069	$632,457
Goodwill and other intangibles, net	94,434	165,105	65,083	324,622
Sales to unaffiliated customers:
Check cashing	14,140	16,046	12,497	42,683
Consumer lending:
Fees from consumer lending	18,671	29,827	11,697	60,195
Provision for loan losses and adjustments to servicing revenue	(5,478)	(3,886)	(3,178)	(12,542)

Consumer lending, net	13,193	25,941	8,519	47,653
Money transfer fees	1,128	2,889	1,111	5,128
Franchise fees and royalties	1,179	403	—	1,582
Other	1,462	6,946	1,608	10,016

Total sales to unaffiliated customers	31,102	52,225	23,735	107,062

Interest expense, net	1,278	5,082	1,722	8,082
Depreciation and amortization	1,103	1,247	1,076	3,426
(Loss) income before income taxes	(761)	16,297	3,374	18,910
Income tax provision	672	5,607	939	7,218

For the nine months ended March 31, 2007
Sales to unaffiliated customers:
Check cashing	$36,913	$47,793	$37,884	$122,590
Consumer lending:
Fees from consumer lending	57,062	77,107	31,650	165,819
Provision for loan losses and adjustments to servicing revenue	(17,135)	(8,154)	(7,357)	(32,646)

Consumer lending, net	39,927	68,953	24,293	133,173
Money transfer fees	3,311	8,323	3,598	15,232
Franchise fees and royalties	3,090	2,516	—	5,606
Other	4,513	15,006	4,753	24,272

Total sales to unaffiliated customers	87,754	142,591	70,528	300,873

Interest expense, net	9,646	9,498	3,927	23,071
Depreciation and amortization	3,247	3,222	2,844	9,313
(Loss) income before income taxes	(64,923)	40,773	11,928	(12,222)
Income tax provision	7,813	18,931	3,518	30,262

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. GEOGRAPHIC SEGMENT INFORMATION (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2008
Total assets	$279,742	$462,433	$178,124	$920,299
Goodwill and other intangibles, net	206,683	187,721	75,055	469,459
Sales to unaffiliated customers:
Check cashing	18,826	18,945	13,732	51,503
Consumer lending:
Fees from consumer lending	22,045	34,839	16,432	73,316
Provision for loan losses and adjustments to servicing revenue	(5,874)	(6,406)	(1,743)	(14,023)

Consumer lending, net	16,171	28,433	14,689	59,293
Money transfer fees	1,733	3,840	1,348	6,921
Franchise fees and royalties	685	552	—	1,237
Other	2,722	10,762	2,852	16,336

Total sales to unaffiliated customers	40,137	62,532	32,621	135,290

Interest expense, net	2,786	5,116	1,869	9,771
Depreciation and amortization	1,462	1,718	1,271	4,451
Income before income taxes	3,716	14,170	4,745	22,631
Income tax provision	2,417	4,935	1,450	8,802

For the nine months ended March 31, 2008
Sales to unaffiliated customers:
Check cashing	$42,025	$60,979	$43,021	$146,025
Consumer lending:
Fees from consumer lending	57,757	111,265	46,397	215,419
Provision for loan losses and adjustments to servicing revenue	(18,562)	(20,968)	(5,369)	(44,899)

Consumer lending, net	39,195	90,297	41,028	170,520
Money transfer fees	4,055	11,716	4,189	19,960
Franchise fees and royalties	1,990	1,750	—	3,740
Other	5,546	23,573	7,627	36,746

Total sales to unaffiliated customers	92,811	188,315	95,865	376,991

Interest expense, net	5,122	15,986	5,729	26,837
Depreciation and amortization	3,718	4,828	3,737	12,283
(Loss) income before income taxes	(3,542)	51,906	16,677	65,041
Income tax provision	1,997	19,171	5,026	26,194

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At March 31, 2008, the Company held put options with an aggregate notional value of C$36.0 million and GBP 2.7 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD exchange rates through September 30, 2008 and GBP-USD exchange rates through June 30, 2008. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three and six months ended March 31, 2008. As of March 31, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.3 million, net of tax, all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at March 31, 2008 was $1.2 million and is included in prepaid expenses on the balance sheet.
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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of March 31, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $33.9 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2008 is a payable of $43.3 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three months ended March 31, 2008. During the nine months ended March 31, 2008, the Company recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2008	2007	2008

Net income (loss)	$11,692	$13,829	$(42,484)	$38,847

Foreign currency translation adjustment	2,302	12	4,556	299
Fair value adjustments for cash flow hedges, net(1)(2)	(2,255)	(7,387)	(1,032)	(13,509)

Total comprehensive income (loss)	$11,739	$6,454	$(38,960)	$25,637

(1)	Net of $0.4 million and $4.1 million of tax for the three months ended March 31, 2007 and 2008, respectively. For the nine months ended March 31, 2007 and 2008, the fair value adjustments for cash flow hedges were net of $0.3 million and $6.8 million of tax, respectively, which were reclassified into earnings.

(2)	Net of $0.2 million and $0.2 million for the three months ended March 31, 2007 and 2008, respectively, which was reclassified into earnings. For the nine months ended March 31, 2007 and 2008, the fair value adjustments for cash flow hedges were net of $0.6 million and $0.8 million, respectively, which were reclassified into earnings. .
Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on put options designated as cash flow hedges of $0.3 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $9.8 million at March 31, 2008, compared to net unrealized losses on put options designated as cash flow hedges of $0.2 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedges of $1.2 million at March 31, 2007.
8. ADOPTION OF FASB INTERPRETATION NO. 48
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At March 31, 2008 the Company had $10.2 million of unrecognized tax benefits related primarily to transfer pricing matters, which if recognized, would decrease the effective tax rate.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had approximately $1.1 million of accrued interest related to uncertain tax positions of which $0.1 million was accrued during the three months ended March 31, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and nine months ended March 31, 2008 and 2007. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
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
All of our retail financial service locations, with the exception of those in Pennsylvania and Texas, issue single-payment consumer loans on the company-funded consumer loan model. We no longer offer any consumer lending products in our 15 Pennsylvania financial services stores and we have implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. In Pennsylvania, the cessation of consumer loan products has not had a material effect on our operations. The lender in our bank-funded CustomCash® domestic installment loan program, First Bank of Delaware (“First Bank”), had been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised us that, effective April 2007, it would no longer distribute its longer-term installment loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. Accordingly, we have successfully transitioned our CustomCash® installment loan product customers to our company-funded short-term single payment loan. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008.
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
In December 2006, we completed cross-currency interest rate swap transactions which effectively converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate $375.0 million six year term loans held by our foreign subsidiaries to a blended fixed rate of 7.4% compared to the previously held Notes at a rate of 9.75%.
In December 2006, we announced our restructuring plan for our WTP business. Under the plan, we have closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.4 million of which is included in accrued expenses and other liabilities at December 31, 2007. In addition, we have incurred $23.2 million in one-time non-

cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, and the write-off of deferred fees.
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
On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for approximately $27.0 million in cash, which includes $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also includes a maximum revenue-based earn out of up to $3.0 million which is payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores, 15 of which are located in Kansas, and one which is located in South Carolina. We acquired the remaining three stores, all of which are located in Nebraska, in March 2008. The total aggregate purchase price for the 45 stores that were acquired during the nine months ended March 31, 2008 was $29.4 million in cash.
On November 15, 2007, we redeemed the remaining $2.0 million principal amount of our 9.75% Senior Notes at a redemption price of 104.875%, plus accrued and unpaid interest.
On December 15, 2007, we consummated the purchase of substantially all of the assets of CCS Financial Services, Inc., d/b/a The Check Cashing Store, which operated 81 financial services stores in southeast Florida offering check cashing, payday loans and other ancillary products. The total purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, was $101.9 million in cash.
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
In our discussion of our financial condition and results of operations, we refer to financial service stores and financial service franchises that were open for 21 consecutive months ending March 31, 2008 as comparable stores and franchises.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we must also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise revenue for the three months ended March 31, 2008 and 2007 were $1.2 million and $1.6 million, respectively. Franchise revenues were $5.6 million and $3.7 million for the nine months ending March 31, 2007 and 2008, respectively.
For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 37 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”
During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. We maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 which is included in accrued expenses and other liabilities and $0 at March 31, 2008 since we no longer service any loans for First Bank. We discontinued offering the bank-funded CustomCash® product in April 2007. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and in January 2008, began offering this product in our Utah market.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $11.3 million at March 31, 2008 and $10.3 million at June 30, 2007.
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

Nonamortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31,2007, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
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
Results of Operations
Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008
Check cashing	$42,683	$51,503	39.9%	38.1%	$122,590	$146,025	40.7%	38.7%
Consumer lending, net	47,653	59,293	44.5%	43.8%	133,173	170,520	44.3%	45.2%
Money transfer fees	5,128	6,921	4.8%	5.1%	15,232	19,960	5.1%	5.3%
Franchise fees and royalties	1,582	1,237	1.5%	0.9%	5,606	3,740	1.9%	1.0%
Other revenue	10,016	16,336	9.3%	12.1%	24,272	36,746	8.0%	9.8%

Total revenue	$107,062	$135,290	100%	100%	$300,873	$376,991	100%	100%

The Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
Total revenues were $135.3 million for the three months ended March 31, 2008 compared to $107.1 million for the three months ended March 31, 2007, an increase of $28.2 million or 26.4%. Comparable store and franchise store revenues for the entire period increased $8.1 million or 7.7%. New store openings accounted for an increase of $3.8 million and new store acquisitions accounted for $18.3 million. Theses increases were partially offset by a decrease of $0.4 million in revenues related to the We The People business and $1.5 million in revenues from closed stores.
Relative to our products, consolidated check cashing revenue increased by 20.7%, or $8.8 million, year-over-year. Check cashing revenues from our U.S. business segment, which includes the contributions from the recent acquisitions in Southeast Florida and the Midwestern states, realized growth of 33.1%, while the Canadian business grew by 18.1% over the previous year’s period. Additionally, check cashing fees in the United Kingdom increased by 9.9% over the prior year’s period. On a consolidated basis, the face amount of the average check cashed increased 11.5% to $541 for the third quarter of fiscal 2008 compared to $485 for the prior year period resulting in the average fee per check cashed increasing by 6.0% to $19.96. Consolidated net consumer lending revenue was $59.3 million for the third quarter of fiscal 2008, representing an increase of 24.4% or $11.6 million compared to the prior year period. Consumer lending revenue, net in the United Kingdom increased by 72.4% while the U.S. consumer lending business increased by 22.6%. The consolidated loan loss provision for the third quarter, as a percentage of gross consumer lending revenue, was in line with our expectations at 19.1% compared to 20.8% for the third quarter of fiscal 2007. Money transfer fees for the quarter increased 35.0% year-over-year, driven by continued strong growth in our international markets. Other revenue, increased by 63.1% for the quarter, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.

Currency rate changes in Canada and the United Kingdom contributed $8.7 million and $0.3 million, respectively, of the revenue increase for the quarter. On a constant currency basis, revenues in Canada and the United Kingdom for the quarter increased $1.5 million and $8.6 million, respectively primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $0.3 million primarily due to the acquisitions of franchise stores.
The Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007
Total revenues were $377.0 million for the nine months ended March 31, 2008 compared to $300.9 million for the nine months ended March 31, 2007, an increase of $76.1 million or 25.3%.
Relative to our products, consolidated check cashing revenue increased by 19.1%, or $23.4 million, year-over-year. Our Canadian business segment grew by 27.6%, while our U.K. business realized growth of 13.6%. On a consolidated basis, the face amount of the average check cashed increased 12.0% to $535 for the nine months ended March 31, 2008 compared to $477 for the prior year period, resulting in the average fee per check cashed increasing by 10.7% to $20.24. Consolidated net consumer lending revenue was $170.5 million for the nine months ended March 31, 2008, representing an increase of 28.0% or $37.3 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 31.0%, while the U.K. business realized growth of 68.9% over the prior year’s period. The consolidated loan loss provision for the nine months ended March 31, 2008, as a percentage of gross consumer lending revenue, was in line with our expectations at 20.8% and 19.7% for the nine months ended March 31, 2007. Money transfer fees for the quarter increased 31.0% year-over-year, driven by continued strong growth in our international markets. Other revenue, increased by 51.4% for the quarter, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.
Currency rate changes in Canada and the United Kingdom contributed $19.0 million and $3.6 million, respectively, of the increase for the period. On a constant currency basis, revenues in Canada and the United Kingdom for the period increased $26.7 million and $21.7 million, respectively primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $1.9 million primarily due to the acquisitions of franchise stores.
Store and Regional Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008

Salaries and benefits	$33,661	$42,778	31.4%	31.6%	$94,756	$116,661	31.5%	30.9%
Occupancy	8,225	11,359	7.7%	8.4%	23,808	30,790	7.9%	8.2%
Depreciation	2,571	3,597	2.4%	2.7%	6,782	9,620	2.3%	2.6%
Returned checks, net and cash shortages	3,899	4,973	3.6%	3.7%	11,296	14,226	3.8%	3.8%
Telephone and communications	1,717	1,917	1.6%	1.4%	4,734	5,367	1.6%	1.4%
Advertising	2,088	2,602	2.0%	1.9%	7,546	7,426	2.5%	2.0%
Bank Charges and armored carrier expenses	2,833	3,611	2.6%	2.7%	7,670	9,954	2.5%	2.6%
Other	10,153	13,287	9.5%	9.8%	30,806	35,739	10.2%	9.5%

Total store and regional expenses	$65,147	$84,124	60.8%	62.2%	$187,398	$229,783	62.3%	61.0%

The Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
Store and regional expenses were $84.1 million for the three months ended March 31, 2008 compared to $65.1 million for the three months ended March 31, 2007, an increase of $19.0 million or 29.1%. The impact of foreign currency accounted for $4.4 million of the increase. For the three months ended March 31, 2008 total store and regional expenses increased to 62.2% of total revenue compared to 60.8% of total revenue for the three months ended March 31, 2007. On a constant currency basis, store and regional expenses increased $2.1 million in Canada, $4.3 million in the United Kingdom and $8.2 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses and other costs which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy and other costs commensurate with the growth in that country. In the United States, the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the two acquisitions recently completed.
The Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007
Store and regional expenses were $229.8 million for the nine months ended March 31, 2008 compared to $187.4 million for the nine months ended March 31, 2007, an increase of $42.4 million or 22.6%. The impact of foreign currencies accounted for $11.5 million of the increase. For the nine months ended March 31, 2008 total store and regional expenses decreased to 61.0% of total revenue compared to 62.3% of total revenue for the nine months ended March 31, 2007. On a constant currency basis, store and regional expenses increased $14.5 million in Canada, $8.8 million in the United Kingdom and $7.6 million in the United States. The increase in Canada was primarily due to increases in salaries, returned checks and cash shortages and occupancy expenses as a result of the incremental costs associated with the Canadian acquisitions and which are commensurate with the overall growth in Canada. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, advertising, occupancy and other costs commensurate with the growth in that country. In the United States, the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the two acquisitions during the nine months ended March 31, 2008.
Corporate and Other Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008

Corporate expenses	$13,840	$18,116	12.9%	13.4%	$40,077	$53,578	13.3%	14.2%
Other depreciation and amortization	855	854	0.8%	0.6%	2,531	2,663	0.8%	0.7%
Interest expense, net	8,082	9,771	7.5%	7.2%	23,071	26,837	7.7%	7.1%
Loss on extinguishment of debt	—	—	0.0%	0.0%	31,784	97	10.6%	0.0%
Goodwill impairment and other charges	—	—	0.0%	0.0%	24,464	—	8.1%	0.0%
Mark to market — term loans	—	—	0.0%	0.0%	6,619	—	2.2%	0.0%
Proceeds from litigation settlements	—	—	0.0%	0.0%	(3,256)	—	(1.1)%	0.0%
Other, net	228	(206)	0.2%	(0.2)%	407	(1,008)	0.1%	(0.3)%
Income tax provision	7,218	8,802	6.7%	6.5%	30,262	26,194	10.1%	6.9%
The Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007
Corporate Expenses
Corporate expenses, as a percentage of total revenue, increased to 13.4% as compared to the previous year’s quarter of 12.9%, reflecting increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, and management and integration of recent acquisitions.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $0.9 million for the three months ended March 31, 2008 and 2007.
Interest Expense
Interest expense, net was $9.8 million for the three months ended March 31, 2008 compared to $8.1 million for the same period in the prior year. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of 9.75% Senior Notes (“Notes”). Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. We redeemed the remaining $2.0 million principal amount of our Notes on November 15, 2007. On October 30, 2006,

we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during the three months ended March 31, 2008, interest expense increased $3.1 million compared to the three months ended March 31, 2007. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $0.4 million increase in interest expense. Offsetting these increases was $0.4 million in interest income from the short-term investment of the proceeds from the Convertible Notes offering and $0.7 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the Convertible Notes, we did not draw down on our revolving credit facility in fiscal 2008 which accounted for a $0.7 million reduction for the three months ended March 31, 2008 compared to the same period in the prior year.
Income Tax Provision
The provision for income taxes was $8.8 million for the three months ended March 31, 2008 compared to a provision of $7.2 million for the three months ended March 31, 2007. Our effective tax rate was 38.9% for the three months ended March 31, 2008 and was 38.2% for the three months ended March 31, 2007. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. As a result of the debt restructuring and expansion of our US business, our US operations generated profits during the quarter. At March 31, 2008 we maintained deferred tax assets of $113.5 million which is offset by a valuation allowance of $98.9 million of which $2.8 million was provided for in the quarter. The change for the quarter in our deferred tax assets (DTA) and valuation allowances (VA) is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets (DTA) and Valuation Allowances (VA) (in millions):

	DTA	VA	Net DTA
Balance at December 31, 2007	$107.8	$96.1	$11.7
Increase in US DTA/VA	2.8	2.8	—
Increase in Foreign DTA/VA	2.9	—	2.9

Balance at March 31, 2008	$113.5	$98.9	$14.6

The specific changes to the DTA and VA components are discussed below.
The $113.5 million in deferred tax assets consists of $48.6 million related to net operating losses and the reversal of temporary differences, $48.8 million related to foreign tax credits and $16.1 million in foreign deferred tax assets. At March 31, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $48.6 million, which reflects a decrease of $7.4 million during the quarter. The aggregate increase in US deferred tax assets during the quarter was principally caused by the excess of foreign tax credit carry forwards expected to be generated from a taxable deemed dividend to be recorded during the current year offset in part by a reduction in deferred tax assets resulting from additional net operating loss utilization during the taxable years ended June 30, 2007 and June 30, 2008. The net operating loss carry forward at March 31, 2008 was $86.2 million. The reduction in net operating loss carry forwards during the quarter from $99.0 million to $86.2 million was a combination of a reduction of $3.8 million in the Company’s 2006 net operating loss carry forward and the anticipated utilization of $9.0 million of loss carry forwards to offset U.S. tax on a taxable deemed dividend to be recorded during the current year. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $48.8 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.1 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At March 31, 2008 we had $10.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate.

The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we had approximately $1.1 million of accrued interest related to uncertain tax positions of which $0.1 million was accrued during the three months ended March 31, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
The Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007
Corporate Expenses
Corporate expenses as a percentage of total revenue increased to 14.2% as compared to the nine months in the previous fiscal year of 13.3%, reflecting increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, and management and integration of recent acquisitions.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $2.7 million for the nine months ended March 31, 2008 compared to $2.5 million for the nine months ended March 31, 2007.
Interest Expense
Interest expense was $26.8 million for the nine months ended March 31, 2008 compared to $23.1 million for the nine months ended March 31, 2007. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during the nine months ended March 31, 2008, interest expense increased $12.9 million compared to the nine months ended March 31, 2007. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $1.3 million increase in interest expense. Offsetting these increases was $4.0 million in interest income from the short-term investment of the proceeds from the Convertible Notes offering and $4.6 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the Convertible Notes, we did not draw down on our revolving credit facility in fiscal 2008 which accounted for a $2.3 million reduction for the nine months ended March 31, 2008 compared to the same period in the prior year.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.1 million for the nine months ended March 31, 2008 compared to $31.8 million for the nine months ended March 31, 2007.
On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of our outstanding Notes. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For the nine months ended March 31, 2007 and 2008, the loss incurred on the extinguishment of debt is as follows (in millions):

	Nine Months Ended
	March 31, 2007	March 31, 2008

Call premium	$6.8	$0.1
Tender premium	17.6	—
Write-off of previously capitalized deferred issuance costs, net	8.8	—
Write-off of original issue premium	(1.4)	—

Total	$31.8	$0.1

Proceeds from Legal Settlement
There were no proceeds from legal settlements in the nine months ended March 31, 2008. Proceeds from legal settlements for the nine months ended March 31, 2007 was $3.3 million.
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
Goodwill Impairment and Other Charges
There were no charges for goodwill impairment in the nine months ended March 31, 2008. We incurred $24.5 million in goodwill impairment and other charges during the nine months ended March 31, 2007.
In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in the nine months ended March 31, 2007, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $1.0 million of which is included in accrued expenses and other liabilities at March 31, 2007. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.8 million in other tangible and intangible assets, net of deferred fees.
Mark to Market —Term Loans
We incurred no charges for the mark to market of term loans for the nine months ended March 31, 2008.
We incurred $6.6 million charge in the nine months ended March 31, 2007 due to foreign currency translation adjustments related to our foreign subsidiaries’ debt which is denominated in currencies other than their local currency, during the transition period until we completed cross-currency interest rate swaps which effectively converted the debt into the local currency of each country.
Income Tax Provision
The provision for income taxes was $26.2 million for the nine months ended March 31, 2008 compared to a provision of $30.3 million for the nine months ended March 31, 2007. Our effective tax rate was 40.3% for the nine months ended March 31, 2008 and was not meaningful for the nine months ended March 31, 2007. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during the period due to the retirement of public debt and the issuance of convertible debt in the fiscal year ended June 30, 2007 and the tax effects of the WTP restructuring completed in December, 2006.
Prior to the global debt restructuring completed in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2008 we maintained deferred tax assets of $113.5 million which is offset by a valuation allowance of $98.9 million of which $4.9 million was provided for during the year. The $113.5 million in deferred tax assets consists of $48.6 million related to net operating losses and the reversal of temporary differences, $48.8 million related to foreign tax credits and $16.1 million in foreign deferred tax assets. At March 31, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $48.6 million, which reflects a decrease of $5.4 million during the year. The aggregate increase in US deferred tax assets during the year was principally caused by the excess of foreign tax credit carry forwards expected to be generated from a taxable deemed dividend to be recorded during the current year offset in part by a reduction in deferred tax assets resulting from additional net operating loss utilization during the taxable years ended June 30, 2007 and June 30, 2008. The net operating loss carry forward at March 31, 2008 was $86.2 million. The reduction in net operating loss carry forwards during the quarter from $99.0 million to $86.2 million is a combination of a reduction of $3.8 million in the company’s 2006 net operating loss carry forward and the anticipated utilization of $9.0 million of loss carry forwards to offset U.S. tax on a taxable deemed dividend to be recorded during the current year.
We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $48.8 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.1 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At March 31, 2008 we had $10.2 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect our effective tax rate.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we had approximately $1.1 million of accrued interest related to uncertain tax positions of which $0.4 million was accrued during the nine months ended March 31, 2008. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2008, cash and cash equivalents decreased $87.3 million. Net cash provided by operating activities was $66.0 million for the nine months ended March 31, 2008 compared to $17.8 million for the nine months ended March 31, 2007. The increase in net cash provided by operations was primarily the result of improved operating results.
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
Net cash provided by operating activities was $66.0 million for the nine months ended March 31, 2008 compared to $17.8 million for the nine months ended March 31, 2007. The increase in net cash provided from operating activities was primarily a result of improved operating results.

Net cash used in investing activities was $157.5 million for the nine months ended March 31, 2008 compared $164.1 million for the nine months ended March 31, 2007. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For the nine months ended March 31, 2008, we made capital expenditures of $19.4 million and acquisitions of $138.2 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $25.9 million during our fiscal year ending June 30, 2008.
Net cash provided by financing activities was $0.1 million for the nine months ended March 31, 2008 compared to net cash provided in financing activities of $161.5 million for the nine months ended March 31, 2007. The cash provided by financing activities during the nine months ended March 31, 2008 was primarily a result of the use of our new overdraft facility in the United Kingdom offset by scheduled principal payments on our long term debt obligations. The cash provided by financing activities during the nine months ended March 31, 2007 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes, as well as the increase in our long term debt and revolving credit facility related to the acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida during the second quarter of fiscal 2007.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December 2006 we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans dominated in a currency other than our foreign subsidiaries’ functional currency and to synthetically fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.
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
Revolving Credit Facilities. We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At March 31, 2008, the borrowing capacity was $74.0 million. At March 31, 2008 there was no outstanding indebtedness under the U.S. Revolving Facility and $0.8 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar

Financial U.K. Limited and their respective subsidiaries. At March 31, 2008, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at March 31, 2008.
United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million , of which GBP 2.0 million ($4.0 million) was outstanding at March 31, 2008. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (currently 5.25%) plus 0.5%.
Long-Term Debt. As of March 31, 2008, long term debt consisted of $200.0 million principal amount of Convertible Notes and $379.0 million in term loans due October 30, 2012 under the New Credit Agreement. On November 15, 2007, the Company redeemed the remaining $2.0 million principal amount of the Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest in the amount of $0.1 million.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of 5 years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2008, excluding periodic interest payments, include the following (in thousands):

		Less than	1 — 3	4 — 5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt:
Term loans due 2012	378,993	3,750	7,500	7,500	360,243
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	153,965	37,015	56,223	31,004	29,723

Total contractual cash obligations	$732,958	$40,765	$63,723	$38,504	$589,966

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
Balance Sheet Variations
March 31, 2008 compared to June 30, 2007.
Cash and cash equivalents decreased to $207.3 million at March 31, 2008 from $294.5 million at June 30, 2007. The decrease is due primarily to the cash payments for the two U.S. acquisitions during the nine months ended March 31, 2008.
Loans receivable, net increased to $101.9 million at March 31, 2008 from $81.9 million at June 30, 2007. The increase is attributable to an increase in the number of loans outstanding, primarily due to the new stores acquired. Also contributing to the increase is the increase in the average loan principal. Currency rate changes in the United Kingdom and Canada contributed $1.1 million of the increase.
Other receivables increased $4.7 million, from $10.3 million at June 30, 2007 to $15.1 million at March 31, 2008. The increase is primarily due to the seasonal increase in refund anticipation loans receivable in Canada.
Deferred tax assets, net of valuation allowance increased $10.1 million, from $4.5 million at June 30, 2007 to $14.7 million at March 31, 2008. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency interest rate swaps used to hedge our cash flows related to our Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
Property and equipment, net of accumulated depreciation increased $10.2 million from $55.0 million at June 30, 2007 to $65.3 million at March 31, 2008. The increase is primarily attributable to new furniture and fixtures and leasehold improvements in relation to new stores and acquired stores in our domestic and foreign operations. The increase is also attributable to the impact of the exchange rates on our foreign subsidiaries.
Goodwill and other intangibles increased $127.8 million, from $341.7 million at June 30, 2007 to $469.5 million at March 31, 2008 due to acquisitions of $122.5 million and foreign currency translation adjustments of $5.3 million.
Accounts payable increased 10.0 million from $39.8 million at June 30, 2007 to $49.9 million at March 31, 2008 primarily due to the timing of settlements with third-party vendors and our franchisees.
Accrued expenses and other liabilities increased $9.9 million from $28.1 million at June 30, 2007 to $38.0 million at March 31, 2008 primarily due to the timing of wage payments and increased deferred revenue.
Fair value of cash flow hedges increased $24.5 million from $18.8 million at June 30, 2007 to $43.3million at March 31, 2008 as a result of the mark to market of the cross currency interest rate swaps. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates.
The deferred tax liability increased $7.0 million from $12.7 million at June 30, 2007 to $19.7 million at March 31, 2008 as a result of increases in permanent tax differences resulting from increases in goodwill due to acquisitions and the tax effect of the mark to market adjustment of our Canadian and U.K. term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
The increase in the revolving credit facilities is due to the United Kingdom overdraft facility entered into in the third quarter of fiscal 2008. At March 31, 2008 the outstanding balance of the overdraft facility was $4.0 million.
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
Impact of Recent Accounting Pronouncement
See the section titled “Recent Accounting Pronouncements” in Part I, Item 1 “Note 1. Summary of Significant Accounting Policies” of the Quarterly Report on Form 10-Q.

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

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	March 31,
	2007	2008

Company Operating Data:

Stores in operation:
Company-owned	890	1,111
Franchised stores and check cashing merchants	385	343

Total	1,275	1,454

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

Check Cashing Data:

Face amount of checks cashed (in millions)	$1,099	$1,395	$3,203	$3,860
Face amount of average check	$485	$541	$477	$535
Average fee per check	$18.82	$19.96	$18.28	$20.24
Number of checks cashed (in thousands)	2,267	2,580	6,708	7,215

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

Check Cashing Collections Data (in thousands):

Face amount of returned checks	$11,959	$15,516	$34,691	$44,527
Collections	(8,844)	(11,736)	(25,243)	(32,919)

Net write-offs	$3,115	$3,780	$9,448	$11,608

Collections as a percentage of returned checks	74.0%	75.6%	72.8%	73.9%
Net write-offs as a percentage of check cashing revenues	7.3%	7.3%	7.7%	7.9%
Net write-offs as a percentage of the face amount of checks cashed	0.28%	0.27%	0.30%	0.30%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008

U.S. company-funded consumer loan originations (1)	$69,835	$152,725	$203,635	$377,974
Canadian company-funded consumer loan originations (2)	204,887	226,111	547,194	723,003
U.K. company-funded consumer loan originations (2)	70,295	102,588	190,641	279,752

Total company-funded consumer loan originations	$345,017	$481,424	$941,470	$1,380,729

U.S. Servicing revenues	$7,768	$574	$24,857	$2,003
U.S. company-funded consumer loan revenues	10,903	21,471	32,205	55,754
Canadian company-funded consumer loan revenues	29,827	34,839	77,107	111,265
U.K. company-funded consumer loan revenues	11,697	16,432	31,650	46,397
Provision for loan losses and adjustments to servicing revenues	(12,542)	(14,023)	(32,646)	(44,899)

Total consumer lending revenues, net	$47,653	$59,293	$133,173	$170,520

Gross charge-offs of company-funded consumer loans	$44,632	$55,297	$112,719	$161,235
Recoveries of company-funded consumer loans	(36,829)	(42,504)	(94,884)	(124,813)

Net charge-offs on company-funded consumer loans	$7,803	$12,793	$17,835	$36,422

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	12.9%	11.5%	12.0%	11.7%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.6%	8.8%	10.1%	9.1%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.3%	2.7%	1.9%	2.6%

(1)	Our company operated stores in the United States originated bank-funded installment consumer loans during the three and nine months ended March 31, 2007, and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas, during the three and nine months ended March 31, 2008. In Texas, the Company offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

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
Interest Rate Risk
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. While our revolving credit facilities carry variable rates of interest, our debt consists primarily of floating rate term loans which have been effectively converted to the equivalent of a fixed rate basis. Because most of our average outstanding indebtedness effectively carries a fixed rate of interest, a change in interest rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows. See the section entitled “Cross Currency Interest Rate Swaps”.
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2008, we held put options with an aggregate notional value of C$36.0 million and GBP 2.7 million to protect certain currency exposure in Canada through September 30, 2008 and the United Kingdom through June 30, 2008. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2008, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three months ended March 31, 2008. As of March 31, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $0.3 million, net of tax all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value at March 31, 2008 was $1.2 million and is included in prepaid expenses on the balance sheet.
Canadian operations accounted for approximately 79.8% of consolidated pre-tax earnings for the nine months ended March 31, 2008 and 333.6% of consolidated pre-tax earnings for the nine months ended March 31, 2007. U.K. operations accounted for approximately 25.6% of consolidated pre-tax earnings for the nine months ended March 31, 2008 and approximately 97.6% of consolidated pre-tax earnings for the nine months ended March 31, 2007. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $37.9 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $6.9 million for the nine months ended March 31, 2008 and $5.3 million for the nine months ended March 31, 2007. This impact represents nearly 10.5% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2008 and 143.1% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2007.

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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of March 31, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in stockholders’ equity of $33.9 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2008 is a payable of $43.3 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three months ended March 31, 2008. During the nine months ended March 31, 2008, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of March 31, 2008 of $418.5 million exceeded total shareholders’ equity of $174.6 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.
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
In August 2007, the FASB proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“Proposed FSP APB 14-a”). The proposed FSP would require issuers to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. In March 2008, the FASB directed its staff to proceed to draft Proposed FSP 14-a for vote by written ballot. We believe that Proposed FSP APB 14-a, if approved, would impact the accounting for our 2.87% Senior Convertible Notes due 2027 and would have a material impact on our consolidated financial statements and results of operations. The provisions of Proposed FSP APB 14-a, if approved, would be applied retrospectively to all periods presented.
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

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Form of Restricted Stock Grant Document for Canadian Directors for the 2005 and 2007 Stock Incentive Plans

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: May 8, 2008	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.