Form 10-K
period 2008-06-30
DOLLAR FINANCIAL CORP
filed 2008-08-29
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

Registrant’s telephone number, including area code
(610) 296-3400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2007, 24,203,595 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price on The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $742,808,331. As of July 31, 2008, the number of shares of the registrant’s common stock outstanding was 24,229,570.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its 2008 Annual Meeting of Stockholders is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

Table of Contents

2008 Report on Form 10-K

Money Mart®, Inst-Cheques®, the Check Cashing Store®, Loan Mart® and We The People® are trademarks of Dollar Financial Corp. This Annual Report on Form 10-K also includes trademarks and tradenames of other companies.

Item 1.	BUSINESS

General

We are a leading international financial services company serving under-banked consumers. Our financial services store network is the largest network of its kind in each of Canada and the United Kingdom and the second-largest network of its kind in the United States. Our customers are typically service sector individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. To meet the needs of these customers, we provide a range of consumer financial products and services primarily consisting of check cashing, single-payment consumer loans, longer-term installment loans, money orders, money transfers, foreign exchange and legal document processing services. At June 30, 2008, our global store network consisted of 1,452 locations (of which 1,122 are company-owned) operating as Money Mart®, Money Shop, Loan Mart®, Money Corner, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 31 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,359 locations (including 1,122 company-owned) in 21 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign exchange and various other related services. Also included in this network is our We The People USA business, which offers retail-based legal document processing services through a network of 93 franchised locations in 20 states.

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

Our network includes the following platforms for delivering our financial services and retail-based legal document processing services to consumers in our core markets:

United States

As of June 30, 2008, we operate a total of 467 financial services stores, with 241 operating under the name “Money Mart®”, 81 operating under the name “The Check Cashing Store”, 20 operating under the name “American Payday Loans”, 8 operating under the name “American Check Casher”, 7 operating under the name “Check Casher”, 6 operating under the name “Payday Loans”, 2 operating under the name “Cash Advance”, 2 operating under the name “Cash Advance USA”, 77 operating under the name “Loan Mart®”, 23 operating under the name “The Money Corner”. Additionally, we have 93 franchised locations operating under the name “We The People®”. The Money Mart stores typically offer our full range of financial products and services, including check cashing and short-term consumer loans. The Loan Mart stores principally offer short-term consumer loans, as well as other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services. The We The People stores offer retail-based legal document processing services.

Our U.S. business had revenues of $136.0 million for the twelve-month period ended June 30, 2007 (“fiscal 2007”) and $153.7 million for the twelve-month period ended June 30, 2008 (“fiscal 2008”).

Canada

At June 30, 2008, there are 480 financial services stores in our Canadian network, of which 419 are operated by us and 61 are operated by franchisees. All of our stores in Canada are operated under the name “Money Mart” except locations in the Province of Québec which operate under the name “Instant Cheques”. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

Our Canadian business had revenues of USD 212.5 million for fiscal 2007 and USD 279.5 million for fiscal 2008.

United Kingdom and Euro-Zone

At June 30, 2008, there are 411 financial services stores in our United Kingdom network, of which 235 are operated by us and 176 are operated by franchisees/agents. In addition, during fiscal 2008, we opened a financial services store in the Republic of Ireland. All of our stores in the United Kingdom and Euro-zone (with the exception of certain franchises operating under the name “Cash A Cheque”) are operated under the name “Money Shop.” The stores in the United Kingdom typically offer check cashing, short-term consumer loans and other ancillary products and services. Our store in the Republic of Ireland offers check cashing and other ancillary products and services.

Our United Kingdom and Euro-zone business had revenues of USD 107.2 million for fiscal 2007 and USD 139.0 million for fiscal 2008.

At June 30, 2008, of our 1,452 overall locations, we have 330 franchised/agent locations in Canada, the United Kingdom and in the United States. The franchised/agent locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise/agent revenues were $7.0 million for fiscal 2007 and $5.0 million for fiscal 2008. The decline in revenues in fiscal 2008 is due to our purchase of a number of the franchise stores during fiscal 2007 in addition to a reduction of 17 We The People franchised locations during fiscal 2008.

Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2008, we cashed 9.9 million checks with a total face amount of $5.3 billion and an average face amount of $531 per check. We originated 3.9 million single-payment consumer loans with an average principal amount of $454 and a weighted average term of approximately 18.1 days. In addition, we acted as a servicer and direct lender originating approximately 18,000 longer-term installment loans with an average principal amount of $707 and a weighted average term of approximately 248 days. We strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, reloadable VISA® and Mastercard® debit cards, bill payment, foreign currency exchange, photo ID and prepaid local and long-distance phone services.

Industry Overview

We operate in a sector of the financial services industry that serves the basic need of service sector individuals who need convenient access to cash. This need is primarily evidenced by consumer demand for check cashing, short-term and longer-term installment loans and other services. Consumers who use these services are often underserved by banks and other financial institutions.

Service sector individuals represent the largest part of the population in each country in which we operate; in the United States, the service sector makes up one of the fastest growing segments of the workforce. However, many of these individuals, particularly in the United States, do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they often:

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

Despite the demand for basic financial services, access to banks has become more difficult over time for many consumers. Many banks have chosen to close their less profitable or lower-traffic locations and reduced the hours they operate. Typically, these branch closings have occurred in neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Many banks have also reduced or eliminated some services that under-banked consumers need.

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

The demographics of the typical customers for non-banking financial services vary somewhat in each of the markets in which we operate, but the trends driving the industry are generally the same. In addition, the type of store and services that appeal to customers in each market varies based on cultural, social, geographic, economic and other factors. Finally, the composition of providers of these services in each market results, in part, from the historical development and regulatory environment in that market.

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

We believe that, as the service sector population segment increases and as trends within the retail banking industry make banking less accessible or more costly to these consumers, the industry in which we operate will continue to see a significant increase in demand for our products and services. We also believe that the industry will continue to consolidate as a result of a number of factors, including:

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

Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

Leading Position in Core Markets.  We have a leading position in core markets. At June 30, 2008, we operate 467 company-owned stores in the United States, 419 company-owned stores in Canada, 235 company-owned stores in the United Kingdom and one company-owned store in the Republic of Ireland. We currently have 61 and 176 foreign financial services franchised/agent locations in Canada and in the United Kingdom, respectively. In addition, we currently have 93 franchised locations in the United States, all of which operate under the name We The People and offer retail-based legal document processing services. Highlights of our competitive position in these core markets include the following:

•	A large portion of our domestic stores are located in rapidly growing markets of the western United States, where we believe we have held leading market positions for over 10 years. In addition, recent acquisitions have increased our presence in the fast-growing Florida market, where the acquisition of The Money Corner in November of 2006 provided us with 23 stores in southwest Florida. In December 2007, we furthered our presence in Florida with the acquisition of CCS Financial Services, Inc., which provided us with an additional 81 stores and one satellite office in southeast Florida.

•	We are the industry leader in Canada, and we believe that we hold a very significant market share as we have a store in almost every Canadian city with a population of over 50,000. Based on a public opinion study of three major metropolitan markets in English speaking Canada, we have achieved brand awareness of 85% of persons surveyed.

•	We believe that we are the largest check cashing company in the United Kingdom, comprising approximately 18% of the market measured by number of stores, although we believe that we account for approximately 40% of all check cashing transactions performed at check cashing stores.

Diversified Product and Geographic Mix.  Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders, money transfers and legal document processing services. We also provide high-value ancillary products and services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, reloadable VISA® and MasterCard® brand debit cards, photo ID and prepaid local and long-distance phone services. For fiscal 2008, the revenue contribution by our check cashing operations was 34.4%, our consumer lending operations was 51.1% and our other products and services was 14.5%. In addition to our product diversification, our business is diversified geographically. For fiscal 2008, our U.S. operations generated 26.9% of our total revenue, our Canadian operations generated 48.8% of our total revenue and our United Kingdom operations generated 24.3% of our total revenue. Our product and geographic mix provides a diverse stream of revenue growth opportunities.

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

Diversification and Management of Credit Risk.  Our revenue is generated through a high volume of small-dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within a targeted range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates with respect to payments made on our consumer loan portfolio. As a result, we believe that we are unlikely to sustain a material credit loss from a series of transactions or launch of a new product. We have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2008, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.3%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 2.9%.

Management Expertise.  We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry and multi-unit retail operations. In addition, our corporate executive and senior management team has over 81 combined years of service with us and has demonstrated the ability to grow our business through their operational leadership, strategic vision, ability to raise capital and experience in making selected acquisitions. Since 1990, this team has completed more than 75 acquisitions that added over 770 company-owned financial services stores to our network.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

Growing Through Disciplined Network Expansion.  We intend to continue to grow our network through the addition of new stores and acquisitions, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability, and growth potential. We seek to add locations that offer check cashing, consumer lending, foreign currency, pawn lending and other services or a combination of any of these products and services. In fiscal 2008, we opened 63 new financial service stores and acquired 172 financial service stores, 11 of which were acquired from franchisees. In addition to new store openings, we are actively seeking to acquire targeted competitor operations in selected expansion markets in the United States, Canada, the United Kingdom, Europe and Mexico.

Introducing Related Products and Services.  We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2004, we introduced reloadable VISA® brand debit cards, and, in fiscal 2005, we introduced VISA® brand gift cards. In fiscal 2006, we introduced an installment loan program in the United States and the United Kingdom. In fiscal 2008, we launched an internet single-payment loan site for residents of California, Arizona and the United Kingdom and plan to expand to other geographic areas over time. Our product development department continues to develop and test additional new products and services for our customers.

Capitalizing on our Enhanced Network and System Capabilities.  With our network of 1,452 stores, as of June 30, 2008, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

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

Customers

Our core customer group is generally working and middle class consumers who are often under-banked and under served by traditional financial institutions. These customers rely on their current income to cover immediate living expenses and often cannot afford or do not wish to wait for checks to clear through the commercial banking system. We believe that many of our customers use our check cashing and short-term lending services in order to access cash immediately without having to maintain a minimum balance in a checking account and to borrow money to fund immediate needs. We believe that consumers value our affordability and attention to customer service, and their choice of a financial services provider is influenced by our convenient locations, customer service and extended operating hours.

In the summer of 2007 we commissioned Viewpoint Research to conduct a thorough attitude and usage study of our consumers in the United States, Canada and the United Kingdom. Following are some of the quantitative results which will be used to better develop our products and market to our consumers.

U.S. Customers  The average age of our domestic check cashing customer is 38 years of age. Our typical check-cashing customer is more likely to be male and never married. He graduated from high school and is employed in a skilled trade earning $24,000 a year. He owns his car but not his home. He has a cell phone but not a bank account or credit card. He is very satisfied with his experience at Money Mart and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as his favorite attributes.

The average domestic short-term consumer loan customer is 43 years of age. Our typical loan customer is more likely to be female and is or has been married. She graduated from high school and has taken some college/technical course work. She works as a professional and earns over $30,000 a year. She owns her car but not her house. She has a cell phone, bank account, credit card and bank debit card. We believe she is very satisfied with her experience at Money Mart and Loan Mart and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as her favorite attributes.

Canadian Customers  The average age of our Canadian check cashing customer is 34 years of age. Our typical check cashing customer is more likely to be male and never married. He graduated from high school and is employed full time with an income of USD 23,000 a year. He does not own a car or a home. He has a cell phone, internet access, bank account but not a credit card. We believe he is very satisfied with his experience at Money Mart and lists convenient hours, simple process, teller attitudes, fast service and convenient locations as his favorite attributes.

The average Canadian short-term consumer loan customer is 41 years of age. Our typical loan customer is more likely to be female and is or has been married. She graduated from high school and has taken some college/technical course work. She is employed full time and earns over USD 34,000 a year. She owns her car but not her house. She has a cell phone, internet access, bank account, credit card and bank debit card. She is very satisfied with her experience at Money Mart and lists teller attitude, friendliness, convenient hours, and simple process as her favorite attributes.

United Kingdom Customers  The average age of our United Kingdom check cashing customer is 35 years of age. Our typical check cashing customer is more likely to be male and never married. He graduated from high school and is employed full time with an income of USD 37,000 a year. He owns his car but not his home. He has a cell phone, bank account, debit card but not a credit card or regular access to the internet. We believe he is very satisfied with his experience at Money Shop and lists friendliness of staff, attitude of staff to customers, speed of service, ease of service and hours of operation as his favorite attributes.

The average age of our United Kingdom short-term consumer loan customer is 37 years old. Our typical loan customer is more likely to be male and is or has been married. He graduated from high school and has taken some college/technical course work. He is employed full time and has an income of USD 39,000 a year. He owns his car but not his home. He has a cell phone, bank account, debit card and access to the internet but not a credit card. We believe he is very satisfied with his experience at Money Shop and lists attitude of staff to customers, friendliness of staff, speed of service, ease of service and convenient locations as his favorite attributes.

Products and Services

Customers typically use our stores to cash checks (payroll, government and personal), obtain short-term or longer-term consumer loans and use one or more of the additional financial services and ancillary products available at most locations including Western Union money order and money transfer products, electronic tax filing, bill payment, reloadable VISA® and MasterCard® brand debit cards, foreign currency exchange, photo ID, prepaid local and long-distance phone services and legal document processing services. In the United Kingdom, we also offer pawn lending services.

Check Cashing.  Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer’s identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores. For fiscal 2007, check cashing fees averaged approximately 3.84% of the face value of checks cashed. For fiscal 2008, check cashing fees averaged approximately 3.74% of the face value of checks cashed.

The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, United States, Canadian, United Kingdom and Euro-Zone operations for the periods indicated below:

	Year Ended June 30,
	2004	2005	2006	2007	2008
			(Unaudited)

Consolidated operations:
Face amount of checks cashed	$3,169,350,000	$3,424,835,000	$3,772,426,000	$4,341,026,000	$5,256,422,000
Number of checks cashed	8,427,990	8,141,697	8,373,342	9,003,970	9,902,464
Average face amount per check	$376.05	$420.65	$450.53	$482.12	$530.82
Average fee per check	$13.93	$15.81	$17.01	$18.52	$19.85
Average fee as a % of face amount	3.70%	3.76%	3.78%	3.84%	3.74%
United States operations:
Face amount of checks cashed	$1,349,956,000	$1,309,231,000	$1,394,516,000	$1,404,965,000	$1,845,298,000
Number of checks cashed	3,621,174	3,379,123	3,410,668	3,337,551	4,172,051
Average face amount per check	$372.80	$387.45	$408.87	$420.96	$442.30
Average fee per check	$13.18	$13.79	$14.13	$14.51	$13.77
Average fee as a % of face amount	3.53%	3.56%	3.46%	3.45%	3.11%
Canadian operations:
Face amount of checks cashed	$1,144,380,000	$1,300,089,000	$1,514,753,000	$1,938,692,000	$2,366,374,000
Number of checks cashed	3,476,375	3,529,879	3,607,553	4,318,185	4,383,586
Average face amount per check	$329.19	$368.31	$419.88	$448.96	$539.83
Average fee per check	$11.07	$12.38	$14.44	$15.43	$18.66
Average fee as a % of face amount	3.36%	3.36%	3.44%	3.44%	3.46%
United Kingdom and Euro-Zone operations:
Face amount of checks cashed	$675,014,000	$815,515,000	$863,157,000	$997,369,000	$1,044,750,000
Number of checks cashed	1,330,441	1,232,695	1,355,121	1,348,234	1,346,827
Average face amount per check	$507.36	$661.57	$636.96	$739.76	$775.71
Average fee per check	$23.45	$31.20	$31.13	$38.33	$42.57
Average fee as a % of face amount	4.62%	4.72%	4.89%	5.18%	5.49%

From fiscal 2004 through fiscal 2008, the number of stores in our network has increased, while the number of checks cashed in the United States on a per-store basis has generally decreased. A primary reason for this decrease is an increased focus on our consumer loan products. In addition, studies by the Federal Reserve Board and others show that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. We have increased our focus on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.

If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collection department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check to seek payment. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2007 and 2008, we collected 73.6% and 73.6% of the face value of returned checks, respectively.

The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S., Canadian, United Kingdom and Euro-Zone operations for the periods indicated below:

	Year Ended June 30,
	2004	2005	2006	2007	2008
	(Unaudited)

Consolidated operations:
Face amount of returned checks	$29,061,000	$32,644,000	$39,052,000	$47,520,000	$62,120,000
Collections on returned checks	21,399,000	23,655,000	29,070,000	34,987,000	45,714,000
Net write-offs of returned checks	7,662,000	8,989,000	9,982,000	12,532,000	16,406,000
Collections as a percentage of returned checks	73.6%	72.5%	74.4%	73.6%	73.6%
Net write-offs as a percentage of check cashing revenues	6.5%	7.0%	7.0%	7.5%	8.3%
Net write-offs as a percentage of face amount of checks cashed	0.24%	0.26%	0.26%	0.29%	0.31%
United States operations:
Face amount of returned checks	$13,761,000	$14,749,000	$16,846,000	$18,307,000	$24,975,000
Collections on returned checks	10,284,000	10,881,000	12,586,000	13,961,000	19,561,000
Net write-offs of returned checks	3,477,000	3,868,000	4,260,000	4,346,000	5,414,000
Collections as a percentage of returned checks	74.7%	73.8%	74.7%	76.3%	78.3%
Net write-offs as a percentage of check cashing revenues	7.3%	8.3%	8.8%	9.0%	9.4%
Net write-offs as a percentage of face amount of checks cashed	0.26%	0.30%	0.31%	0.31%	0.29%
Canadian operations:
Face amount of returned checks	$8,797,000	$9,906,000	$11,498,000	$16,051,000	$21,208,000
Collections on returned checks	7,320,000	8,319,000	9,831,000	13,254,000	16,736,000
Net write-offs of returned checks	1,477,000	1,587,000	1,667,000	2,797,000	4,472,000
Collections as a percentage of returned checks	83.2%	83.9%	85.5%	82.6%	78.9%
Net write-offs as a percentage of check cashing revenues	3.8%	3.6%	3.2%	4.2%	5.5%
Net write-offs as a percentage of face amount of checks cashed	0.13%	0.12%	0.11%	0.14%	0.19%
United Kingdom and Euro-Zone operations:
Face amount of returned checks	$6,503,000	$7,989,000	$10,708,000	$13,162,000	$15,937,000
Collections on returned checks	3,795,000	4,455,000	6,653,000	7,773,000	9,417,000
Net write-offs of returned checks	2,708,000	3,534,000	4,055,000	5,389,000	6,520,000
Collections as a percentage of returned checks	58.4%	55.8%	62.1%	59.1%	59.1%
Net write-offs as a percentage of check cashing revenues	8.7%	9.2%	9.6%	10.4%	11.4%
Net write-offs as a percentage of face amount of checks cashed	0.40%	0.43%	0.47%	0.54%	0.62%

Consumer Lending

Prior to June 2006, in the United States, we primarily originated single-payment consumer loans on behalf of a domestic bank. For these consumer loans, at the time the funds were advanced to the borrower, the borrower signed a note and provided the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which was generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit was presented for payment.

As of June 30, 2006, most of our United States retail financial service locations issue single — payment consumer loans using the company — funded consumer loan model. Beginning in June 2006, we implemented a credit services organization model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that complies with Texas law. The lender in our bank-funded CustomCash® domestic installment loan program, First Bank, advised us that, effective April 2007, it would no longer distribute its longer-term installment loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. Accordingly, we have successfully transitioned our CustomCash® installment loan product customers to our company-funded short-term single payment loan. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008. In August 2007, we launched an internet single-payment term loan site for residents of California and, in February 2008, for Arizona residents; we plan to expand this program to other geographies over time.

We also originate unsecured short-term single-payment loans to borrowers for our own account in Canada, the United Kingdom and in most United States markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 45 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income, up to C$1,500, with terms of 1 to 35 days. We issue loans in the United Kingdom for up to GBP 750, with a maximum term of 30 days. We originated or extended approximately $1.3 billion of the single-payment consumer loans during fiscal 2007 and approximately $1.9 billion during fiscal 2008. In addition, we act as a direct lender of longer-term installment loans in the United Kingdom and in certain United States and Canadian markets. In the United States for fiscal 2008, we originated 2,338 installment loans with an average principal amount of $518 and a weighted average term of approximately 47 days. We originated or extended installment loans through our locations in the United States of approximately $1.2 million in fiscal 2008. In Canada, for fiscal 2008, we originated 11,573 installment loans with an average principal amount of $445 and a weighted average term of approximately 259 days. We originated or extended installment loans through our locations in Canada of approximately $5.2 million in fiscal 2008. In Canada, for fiscal 2007, we originated 3,490 installment loans with an average principal amount of $1,351 and a weighted average term of approximately 257 days. We originated or extended installment loans through our locations in Canada of approximately $4.7 million in fiscal 2007.

In the United Kingdom for fiscal 2008, we originated 3,673 installment loans with an average principal amount of $1,654 and a weighted average term of approximately 359 days. In the United Kingdom for fiscal 2007, we originated 8,824 longer-term installment loans with an average principal amount of $1,416 and a weighted average term of approximately 379 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $6.1 million in fiscal 2008 and $12.5 million in fiscal 2007. The outstanding installment loan receivable at June 30, 2008 is $0.1 million, $5.6 million and $3.2 million in the United States, United Kingdom and Canada, respectively.

We had approximately $115.2 million of net consumer loans on our balance sheet at June 30, 2008 and approximately $81.9 million on June 30, 2007. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2008 and 2007 are reported net of a reserve of $8.5 million and $8.6 million, respectively, related to consumer lending. Loans in default at June 30, 2008 was $11.9 million, net of a $22.0 million allowance, and was $10.3 million, net of a $18.0 million allowance at June 30, 2007.

The following table presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (dollars in thousands):

	Year Ended June 30,
	2006	2007	2008

U.S. company-funded consumer loan originations(1)	$236,025	$282,364	$535,542
Canadian company-funded consumer loan originations(2)	526,233	774,194	953,157
U.K. company-funded consumer loan originations(2)	200,584	266,331	361,730

Total company-funded consumer loan originations	$962,842	$1,322,889	$1,850,429

U.S. servicing revenues, gross	$22,673	$29,245	$2,556
U.S. company-funded consumer loan revenues	37,814	44,366	77,282
Canadian company-funded consumer loan revenues	69,999	110,010	147,313
U.K. company-funded consumer loan revenues	32,102	43,824	65,366

Total consumer lending revenues	$162,588	$227,445	$292,517

Gross charge-offs of company-funded consumer loans	$106,164	$160,077	$217,476
Recoveries of company-funded consumer loans	(96,145)	(129,574)	(163,720)

Net charge-offs on company-funded consumer loans	$10,019	$30,503	$53,756

Gross charge-offs of company-funded consumer as a percentage of total company-funded consumer loan originations	11.0%	12.1%	11.8%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.0%	9.8%	8.9%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	1.0%	2.3%	2.9%

(1)	Our company-operated stores in the United States originated company-funded and bank-funded single-payment consumer loans during fiscal 2006 and now offer only company-funded single-payment consumer loans in all markets, with the exception of Texas and Pennsylvania. We no longer offer consumer loans in Pennsylvania; in Texas we offer single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company-funded.

The increase in total company-funded originations of $528 million in fiscal 2008 over fiscal 2007 is primarily due to the transition from the bank-funded loan model to the company-funded loan model in the United States, as well as increases in originations due to the new stores from the APL and CCS acquisitions. Also contributing to the increase are increases in Canada due to criteria changes and newly opened stores in Canada and the United Kingdom.

Other Services and Products

In addition to check cashing and short-term consumer loans, our customers may choose from a variety of products and services when conducting business at our locations. These services, which vary from store to store, include Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, pawnbroking, VISA® and MasterCard® brand reloadable debit cards and gift cards, photo ID, prepaid local and long-distance phone services and legal document processing services. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.

Among our most significant other financial services products and services are the following:

•	Money Transfers — Through a strategic alliance with Western Union, customers can transfer funds to any location in the world providing Western Union money transfer services. Western Union currently has approximately 345,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2007 and fiscal 2008, we generated total money transfer revenues of $20.9 million and $27.5 million, respectively, primarily at our check cashing stores.

•	Money Orders — Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2008, money order transactions had an average face amount of $267 and an average fee of $1.28. For fiscal 2008, our customers purchased 2.7 million money orders, generating total money order revenues of $3.5 million. During fiscal 2007, money order transactions had an average face amount of $204 and an average fee of $1.30. During fiscal 2007, our customers purchased 2.2 million money orders, generating total money order revenues of $2.8 million.

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2004	2005	2006	2007	2008

UNITED STATES
California	137	137	133	131	131
Florida	—	—	—	23	103
Arizona	59	67	65	63	58
Louisiana	4	29	27	25	24
Ohio	22	22	22	21	21
Washington	18	18	18	17	17
Virginia	16	16	16	16	16
Kansas	—	—	—	—	15
Pennsylvania	17	17	16	16	15
Missouri	—	—	—	—	12
Oklahoma	10	10	10	8	10
Hawaii	3	3	3	3	9
Colorado	7	7	7	7	7
Texas	4	4	6	6	6
Nevada	8	8	7	5	5
Iowa	—	—	—	—	4
New Mexico	3	3	4	4	4
Alaska	—	—	—	1	3
Nebraska	—	—	—	—	3
Utah	4	4	3	3	3
South Carolina	—	—	—	—	1
Maryland/D.C.	1	1	1	1	—
Oregon	5	—	—	—	—
Wisconsin	1	1	—	—	—
Franchised locations	—	6	7	—	—

	319	353	345	350	467

WE THE PEOPLE
Company operated	—	3	13	—	—
Franchised locations	—	172	132	110	93

	—	175	145	110	93

CANADA
Company operated	194	214	242	360	419
Franchised locations	117	129	128	54	61

	311	343	370	414	480

UNITED KINGDOM/EURO-ZONE
Company operated	125	152	172	192	236
Franchised/agent locations	355	312	218	214	176

	480	464	390	406	412

Total Stores	1110	1335	1250	1280	1452

All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm and security systems, computers, time-delayed safes and other office equipment. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desired locations near our customers.

Acquisitions

We have been an active acquirer of competitors’ stores in each country in which we conduct operations for a number of years.

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

On November 12, 2006, we completed the acquisition of 23 financial services stores, predominately located in Southwest Florida. The total purchase price for the acquisition was $30.0 million cash.

Also during fiscal 2007, we completed several small other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or the “APL Acquisition”). The total aggregate purchase price for this acquisition was approximately $29.3 million cash, of which $2.0 million cash is being held in escrow for 24 months to secure certain indemnification claims. In addition, the agreement includes a maximum revenue-based earn-out of up to $3.0 million which is payable in February 2009. Between August 2007 and March 2008, we consummated a series of acquisitions of the 45 stores, which are located in Kansas, Missouri, Hawaii, Oklahoma, Arizona, Iowa, South Carolina, and Nebraska.

On December 15, 2007, we consummated the acquisition of substantially all of the assets of 81 financial services stores and one satellite office in southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc. d/b/a The Check Cashing Store (“CCS”). The aggregate purchase price for the acquisition was $101.9 million cash, including $6.0 million cash to be held in escrow for 24 months to secure certain indemnification claims.

On December 19, 2007, we entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a U.K. entity, which operated seven check cashing and payday lending stores. The aggregate purchase price for the acquisition was approximately $4.2 million in cash, including $0.4 million cash to be held in escrow for 12 months to secure certain indemnification claims.

Also during fiscal 2008, we completed various smaller acquisitions in Canada and the United Kingdom resulting in an aggregate increase in goodwill of $5.9 million.

We are actively seeking targeted acquisitions and anticipate adding acquired stores in all of our geographical markets in the future.

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

Operational Structure

Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall strategic direction. This corporate staff includes personnel dedicated to compliance functions, including internal audit, risk management, and privacy, as well as global executive management, business development and acquisitions, corporate finance, investor relations, compensation and benefits, global credit and legal functions. We also maintain corporate offices in Victoria, British Columbia, Nottingham, England and a satellite office in Fort Lauderdale, Florida. Management and support of store operations are located in the respective countries. This support includes executive store management and finance, and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing.

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

We have a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs approximately 146 full-time staff. Operating from 8:00 A.M. to midnight, Eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection for our check cashing and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collections personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced check cashing and credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations. We believe that our ongoing investment in, and company-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry. We operate similar facilities in Canada and the United Kingdom as well.

Technology

We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan-collection efforts better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing system, which is composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our check cashing and our credit-verification process. Also, we have deployed an enhanced centralized loan-management and collection system that provides improved customer service processing and management of loan transactions. The loan-management system and collection system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology to reduce both processing and loan-closing times. The point-of-sale system, together with the enhanced loan-management and collection systems, has improved our ability to offer new products and services and our customer service.

Security

The principal security risks to our operations are robbery and employee theft. We have extensive security and surveillance systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented 0.6% and 0.5% of total revenues for fiscal 2008 and fiscal 2007.

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

Advertising and Marketing

We actively measure and conduct testing of our advertising programs to ensure we achieve a positive return on investment. The 2007 attitude and usage survey mentioned in the Consumer section is one example of our approach to better understand our consumers and then utilizing those results to develop effective marketing initiatives. Our in-store transaction database allows us to develop direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics.

Some of our core marketing elements include: 1) In-Store POP(Point of Purchase) and Promotions— which allow us to target our current customers with new products and consumer contests/incentives that keeps the shopping experience fresh and interesting, 2) Mass Media — which allow us to build our brand awareness with non-users and lapsed users which may include national TV in Canada, local market TV/radio in the United States and the United Kingdom, and Yellow Pages in every geography, 3) New Media — which allow us to test new vehicles as our consumers expand their usage of technology with text messaging, e-mail campaigns, search engine marketing and web site marketing, 4) Local Marketing/Community Involvement — which allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events.

Competition

Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

United States — The industry in which we operate in the United States is highly fragmented. According to FiSCA (Financial Service Centers of America) there are over 11,000 neighborhood check cashing stores and according to Stephens Inc., there are over 24,000 short-term lending stores. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. There are several public companies in the United States with a large network of stores offering single-payment consumer loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

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

United Kingdom — Based on information from the British Cheque Cashers Association, we believe that we have a United Kingdom market share of stores of approximately 18%. In addition, we believe that our 411 company-operated and franchised / agent stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term single-payment loans is served by approximately 1,500 store locations, which include check cashers, pawn brokers and home-collected credit companies.

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

We also compete with lenders and other service providers that provide single payment loans and legal document processing services over the Internet. In August 2007, we launched an internet short-term loan site for residents of California, in November 2007, for U.K. residents and in February 2008, for Arizona residents; we plan to expand this program to other geographies over time.

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

Regulation of Check Cashing

To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in eight states: Arizona, California, Hawaii, Louisiana, Ohio, Pennsylvania, South Carolina and Florida, where regulations set maximum fees for cashing various types of checks. Our fees comply with applicable state regulations.

Some states, including California, Ohio, Pennsylvania, Utah and Washington, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.

In Canada, the federal government generally does not regulate our check cashing business, nor do provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the Provinces of Québec and Saskatchewan, where check cashing stores are not permitted to charge a fee to cash government checks.

In the United Kingdom, as a result of the Cheques Act of 1992, banks must refund the fraudulent or dishonest checks that they clear to the drawer. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for businesses such as ours. Additionally, in 2003 the Money Laundering Regulations of 1993 were enhanced, requiring check cashing, money transfer and foreign currency exchange providers to be licensed and in 2007 they were further enhanced to require background checks of persons running such businesses as a requirement of granting the license. We believe we currently comply with these more stringent rules and regulations.

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

As of June 2006, most of our retail financial service locations had transitioned to the company-funded single payment consumer loan model and we implemented a credit services organization (CSO) program for single-payment loans at our six Texas stores where we refer customers to a third-party lender. Under the terms of our agreement with the third party lender, we guaranty, originate and service loans for the lender which comply with Texas law.

During fiscal 2007, First Bank, the lender in our suspended CustomCash® domestic installment loan program, advised us that the FDIC would require the origination of such installment loans to be discontinued at our retail financial service locations. As such, we have transitioned these loans to our single-payment company-funded loan product. As a further offset to the suspended First Bank program, we are currently offering self-funded installment loans in New Mexico and Utah.

In Canada, our consumer lending activities have historically been subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian consumers. Canadian borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry’s consumer loan products to the respective provinces. To date, the Provinces of British Columbia, Saskatchewan, Manitoba, Ontario, Nova Scotia an New Brunswick have all passed legislation to regulate short term consumer lenders and each are in the process of adopting the new regulations and rates consistent with the regulations. Alberta is considering changes to its existing consumer protection legislation to also regulate short term consumer lenders. In general, such proposed regulations to date are similar to those in effect in the United States which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 (the “Act”) and related rules and regulations. As required by the Act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition, policy, and for consumer protection. The Act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information.

Our consumer lending activities are also subject to certain other state, federal and foreign regulations, including regulations governing lending practices and terms, such as the content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content.

Currency Reporting Regulation

United States.  Regulations promulgated by the U.S. Treasury Department under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, and maintain records the purchase of money orders and wire transfers for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

Also, money services businesses are required by the Money Laundering Suppression Act of 1994 to register with the U.S. Treasury Department. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that directly impact check cashers and other money services businesses. Specifically, the USA PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the USA PATRIOT Act. The U.S. Treasury Department’s Office of Foreign Assets Control administers economic sanctions and embargo programs that require assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. We maintain procedures to assure compliance with these requirements.

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

United Kingdom.  The Terrorism Act 2000 and the Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that identity is taken for any person carrying out single or multiple foreign exchange transactions exceeding the GBP equivalent of EUR 15,000 and for the cashing of any third party check, in any amount. Additionally, regulations require the submission of suspicious transaction reports to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements and believe that we are in compliance with these regulatory requirements.

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

Privacy Regulation

We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have procedures and systems in place designed to safeguard such information as required.

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

Insurance Coverage

We maintain insurance coverage against losses, including theft, to protect our earnings and properties. We also maintain insurance coverage against criminal acts with a deductible of $50,000 per occurrence in the United States and the United Kingdom and C$25,000 per occurrence in Canada.

Employees

On June 30, 2008, we employed 5,490 persons worldwide, consisting of 425 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 5,065 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Item 1A of our annual report on Form 10-K. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we have substantial debt service obligations, working capital needs and contractual commitments. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs. Also, adverse changes in any of the measures above may impact the value of the goodwill or other intangible assets on our balance sheet by causing us to write-down or write-off the balance completely.

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

Currently our check cashing and consumer lending activities are subject to only limited substantive regulation in Canada other than usury laws. The Canadian Parliament has recently transferred jurisdiction and the refinement of laws and regulation of our industry’s consumer loan products to the respective provinces. There can be no assurance that the new regulations that may be adopted would not have a detrimental effect on our consumer lending business in Canada. Historically our Canadian consumer lending activities were subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian customers. Such borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulations of our industry’s consumer loan products to the respective provinces. To date, the provinces of British Columbia, Saskatchewan, Manitoba, Ontario, Nova Scotia, and New Brunswick have all passed laws to regulate short term consumer lenders and each are in process with regulations and rates. Alberta is currently working on changes to their existing Consumer Protection legislation to also regulate short term consumer lenders. In general, such regulations are similar to those in effect in the United States, which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices.

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

We maintain an allowance for loan losses for anticipated losses on company-funded loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of June 30, 2008, our allowance for loan losses on company-funded consumer loans that were not in default was $8.5 million and our allowance for losses on loans in default was $22.0 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

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

We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 73.1% of our total revenues during fiscal 2008 and 70.2% of our total revenues during fiscal 2007. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.

The international scope of our operations may contribute to increased costs and negatively impact our operations.

Our operations in Canada and the United Kingdom are significant to our business and present risks which may vary from those we face domestically. At June 30, 2008, assets held by our foreign subsidiaries represented 70.2% of our total assets. Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations.

Foreign currency fluctuations may adversely affect our results of operations.

We derive significant revenue, earnings and cash flow from our operations in Canada and the United Kingdom. Our results of operations are vulnerable to currency exchange rate fluctuations in the Canadian dollar and the British pound against the United States dollar. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $9.1 million for fiscal 2008 and $7.6 million for fiscal 2007. This impact represents nearly 10.5% of our consolidated foreign pre-tax earnings for fiscal 2008 and 136.6% of our consolidated foreign pre-tax earnings for fiscal 2007.

Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 34.4% of our total revenues during fiscal 2008 and 36.6% of our total revenues during fiscal 2007. Any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.

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

Future legislative and regulatory activities and court orders may restrict our ability to continue our current legal document processing services business model or expand its use. For example, there have been recent efforts by various trade and state bar associations and state legislatures and regulators, such as in Massachusetts, Colorado and Missouri to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys or prohibit non-attorneys from offering for sale certain legal documents.

Changes in local rules and regulations such as local zoning ordinances could negatively impact our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could adversely affect our ability to expand our operations or relocate existing stores.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

Our expansion strategy, which contemplates the addition of new stores and the acquisition of competitor stores, is subject to significant risks. Our continued growth is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to our operating platform, the ability to obtain any government permits and licenses that may be required and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.

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

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in Victoria, British Columbia, Nottingham, England and a satellite office in For Lauderdale, Florida. We also maintain a centralized call-center facility in Salt Lake City, Utah that performs customer service, collection and loan-servicing functions for our consumer lending business, as well as similar facilities in Victoria, British Columbia, Nottingham, England and a satellite office in For Lauderdale, Florida. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

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

Our executive officers, directors and principal stockholders together control a significant portion of our outstanding common stock. As a result, these stockholders, if they act together, may be able to exert significant influence, as a practical matter, on all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. We are also a party to an employment agreement with Jeffrey Weiss that requires us to use our commercially reasonable efforts to ensure that he continues to be a member of our board of directors as long as he is our Chief Executive Officer. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Potential for Goodwill Impairment

In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of June 30, 2008 of $419.4 million exceeded total shareholders’ equity of $193.3 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total stockholders’ equity.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our company-operated stores are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2008, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Number of
Period Ending June 30,	Leases Expiring

2009	175
2010 - 2012	611
2013 - 2017	317
2018 - 2022	49
Thereafter	2

1,154

The following table reflects the change in the number of stores during fiscal years 2006, 2007 and 2008:

	2006	2007	2008

Number of stores at beginning of period	1,335	1,250	1,280
New stores opened	34	52	63
Stores acquired	47	115	172
Stores closed	(32)	(30)	(15)
Net change in franchise/agent stores	(134)	(107)	(48)

Number of stores at end of period	1,250	1,280	1,452

Item 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference herein to the section in Part I, Item 8 “Note 14. Contingent Liabilities” of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR.” Our common stock was initially offered to the public on January 28, 2005 at a price of $16.00. Below is a summary of the high and low prices of our common stock for each quarterly period during the two-year period ending June 30, 2008 as reported on the NASDAQ Global Select Market.

Period	High	Low

July 1, 2006 until September 30, 2006	$22.23	$17.41
October 1, 2006 until December 31, 2006	$30.06	$21.11
January 1, 2007 until March 31, 2007	$32.56	$23.00
April 1, 2007 until June 30, 2007	$33.27	$23.12
July 1, 2007 until September 30, 2007	$30.09	$22.14
October 1, 2007 until December 31, 2007	$33.04	$26.02
January 1, 2008 until March 31, 2008	$31.10	$18.74
April 1, 2008 until June 30, 2008	$24.30	$15.05

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on January 28, 2005 (the first day of trading of our common stock on the Nasdaq) in our common stock and similar investments made in the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Advance America Cash Advance Centers, Inc., Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	1/05	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08
Dollar Financial Corp.	100.00	74.25	66.31	74.88	74.94	111.13	112.50	136.38	174.13	158.13	178.13	178.31	191.81	143.75	94.44
NASDAQ Composite	100.00	96.57	97.72	102.58	104.41	113.03	103.85	108.66	117.47	117.50	125.35	130.71	123.78	107.87	108.95
Peer Group	100.00	75.40	74.39	71.74	72.15	92.73	105.00	104.13	121.86	112.64	117.60	100.21	84.28	78.15	72.39

Holders

On July 31, 2008, there were approximately, 117 shareholders of record.

Debt Securities

Our credit agreement, as amended as of June 20, 2007, and our indenture dated June 27, 2007, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this report.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of OPCO, our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our credit agreement, as amended as of June 20, 2007, and our indenture, dated June 27, 2007, contain restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

notes to consolidated financial statements included elsewhere in this report. For example, OPCO’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Securities Authorized For Issuance Under Equity Compensation Plans

As of June 30, 2008:

The following table sets forth, as of June 30, 2008, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of			Number of Securities
	Securities to	Weighted-Average		Remaining
	be Issued	Exercise Price of		Available for
	Upon	Outstanding		Future Issuance
	Exercise of	Options,		Under Equity
	Outstanding Options,	Warrants and		Compensation
Plan Category	Warrants and Rights	Rights		Plans

Equity compensation Plans approved by Shareholders:
Options	1,542,363	$16.25		2,059,130	(a)
Restricted Shares/Restricted Stock Unit Awards	279,107		(b)		(a)
Equity compensation Plans not approved by Shareholders	—	—		—

Total	1,821,470	$16.25		2,059,130

(a)	1,110,844 of these shares may be issued as restricted shares / restricted stock unit awards under the 2007 Equity Incentive Plan.

(b)	Not applicable

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended June 30, 2008, 2007, 2006 and the consolidated balance sheet data as of June 30, 2008 and 2007 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended June 30, 2005 and 2004 and the consolidated balance sheet data as of June 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this filing. Our historical results are not necessarily indicative of results for any future period.

	2004	2005(3)	2006(4)	2007(5)	2008(6)

Consolidated Statement of Operations Data:
Revenues:
Check cashing	$117,397	$128,748	$142,470	$166,754	$196,580
Fees from consumer lending	122,461	153,004	162,588	227,445	292,517
Money transfer fees	13,032	14,771	17,205	20,879	27,512
Other	17,706	24,468	36,625	40,654	55,575

Total revenues	270,596	320,991	358,888	455,732	572,184

Store and regional expenses:
Salaries and benefits	80,291	91,982	106,823	129,522	159,363
Provision for loan losses	24,489	29,425	30,367	45,799	58,458
Occupancy	19,828	22,899	27,914	32,270	43,018
Depreciation	6,588	7,226	7,834	9,455	13,663
Other	54,066	62,371	69,024	83,195	98,452

Total store and regional expenses	185,262	213,903	241,962	300,241	372,954

Store and regional margin	85,334	107,088	116,926	155,491	199,230
Corporate and other expenses:
Corporate expenses	27,439	38,276	41,784	54,213	72,012
Other depreciation and amortization	3,244	3,776	3,655	3,390	3,902
Interest expense, net	40,123	33,878	29,702	31,462	36,569
Loss on extinguishment of debt	10,355	8,097	—	31,784	97
Goodwill impairment and other charges	—	—	—	24,301	—
Mark to market term loan	—	—	—	7,551	—
Reserve for (proceeds from) litigation settlements	—	—	5,800	(3,256)	345
Other, net	1,364	3,432	1,506	514	(883)

Income before income taxes	2,809	19,629	34,479	5,532	87,188
Income tax provision(1)(2)	30,842	19,986	27,514	37,735	36,015

Net (loss) income	$(28,033)	$(357)	$6,965	$(32,203)	$51,173

Net (loss) income per share:
Basic	$(2.56)	$(0.03)	$0.38	$(1.37)	$2.12
Diluted	$(2.56)	$(0.03)	$0.37	$(1.37)	$2.08
Shares used to calculate net (loss) income per share:
Basic	10,965,778	13,945,883	18,280,131	23,571,203	24,106,392
Diluted	10,965,778	13,945,883	18,722,753	23,571,203	24,563,229
Operating and Other Data:
Net cash provided by (used in):
Operating activities	$19,595	$22,245	$20,870	$29,277	$80,756
Investing activities	$(8,619)	$(44,807)	$(39,415)	$(170,651)	$(166,956)
Financing activities	$(15,691)	$43,225	$39,696	$307,358	$4,602
Stores in operation at end of period:
Company-owned	638	716	765	902	1,122
Franchised stores/agents	472	619	485	378	330

Total	1,110	1,335	1,250	1,280	1,452

	2004	2005(3)	2006(4)	2007(5)	2008(6)

Consolidated Balance Sheet Data (at end of period):
Cash	$69,270	$92,504	$118,653	$290,945	$214,028
Total assets	$319,337	$387,856	$551,825	$833,619	$947,237
Total debt	$325,003	$271,764	$311,037	$576,910	$587,518
Shareholders’ (deficit) equity	$(50,887)	$59,636	$161,953	$145,983	$193,325

(1)	As a result of our refinancing in November 2003, we no longer accrue United States taxes on our foreign earnings. The amount of such tax was as follows:

Year Ended June 30,
2004	2005	2006	2007	2008
(Dollars in thousands)

$2,349	$—	$—	$—	$—

(2)	Due to the refinancing of our debt in November 2003, significant U.S. deferred tax assets have been generated. Because the ability to realize the benefits of the asset is not certain, we provided a full valuation allowance against the U.S. deferred taxes at June 30, 2008 which amounted to $96.2 million. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. As of June 30, 2008, we have approximately $86.3 million of United States federal net operating losses and loss carry forwards available to offset future taxable income. The United States federal net operating loss carry forwards will begin to expire in 2023, if not utilized.

(3)	On January 4, 2005 we acquired substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited. The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Service, LLC and certain of its affiliates. The aggregate purchase price for this acquisition was $11.9 million cash, which included a revenue earn-out of $2.0 million which was paid during the fourth quarter of fiscal 2006. Our revolving credit facility was used to fund the purchase. On March 7, 2005, we entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“Former WTP”) relating to the Former WTP’s retail-based legal document processing services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million cash paid at closing, $2.0 million in unregistered shares of our common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP; the $1.5 million in escrow was later returned to the Company. Our revolving credit facility and unregistered shares of our common stock were used to fund the purchase. On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million cash. During fiscal 2005, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million.

(4)	In July 2005, we purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. In October 2005, we purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territories for future development. In addition, we acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $0.8 million cash paid at closing and a $0.7 million note payable. On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of eleven franchised stores in western Canada in a series of transactions. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. Our revolving credit facility was used to fund the purchase.

(5)	On July 26, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of our common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes. We incurred a loss on the extinguishment of debt of $31.8 million for fiscal 2007. In October 2006, we redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption.

On October 31, 2006, we purchased substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart franchisees. The aggregate purchase price for this acquisition was $124.2 million cash and was funded by the Canadian Term Facility. On November 12, 2006, we purchased substantially all of the assets of the Money Corner, Inc. consisting of 23 financial services stores. The total aggregate purchase price for this acquisition was $30.0 million cash. We used our U.S. revolving credit facility to fund the purchase. During fiscal 2007, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

In December 2006, we announced our restructuring plan for our WTP business. Under the plan, we closed our remaining twelve company-operated WTP stores. As a result of the restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million cash expenses related to the closure of the company-operating stores and other initiatives. In addition, we incurred $23.2 million in one-time non-cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

On June 27, 2007, we issued $200.0 million aggregate principal amount of 2.875% of senior convertible notes due 2027 (“Convertible Notes”).

(6)	On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for approximately $29.3 million cash, which included $2.0 million cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also included a maximum revenue-based earn out of up to $3.0 million which is payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores are located in Kansas and in South Carolina. We acquired the remaining 3 stores, all of which are located in Nebraska, in March 2008.

On November 15, 2007, we redeemed the remaining $2.0 million principal amount of our 9.75% Senior Notes at a redemption price of 104.875%, plus accrued and unpaid interest.

On December 15, 2007, we consummated the purchase of substantially all of the assets of CCS Financial Services, Inc., d/b/a The Check Cashing Store, which operated 81 financial services stores in southeast Florida offering check cashing, single payment loans and other ancillary products. The total purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, was $101.9 million cash.

On December 19, 2007, we entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a U.K. entity, which operated seven check cashing and single payment short term consumer lending stores. The aggregate purchase price for the acquisition was approximately $4.2 million in cash. We used excess cash to fund the acquisition.

On February 26, 2008, the Company entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million in cash, the Company used excess cash to fund the acquisition.

During the year ended June 30, 2008, the Company completed various smaller acquisitions in Canada and the United Kingdom resulting in an aggregate increase in goodwill of $4.7 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are the parent company of Dollar Financial Group, Inc., which, together with its wholly owned subsidiaries, is collectively referred to as OPCO. Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we have historically received origination and servicing fees from the institutions providing the loans or, where we fund our consumer loans directly, interest and fees on the loans. With respect to our We The People (“WTP”) franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.

Most of our retail financial service locations issue single-payment consumer loans on the company-funded consumer loan model. We operated under a credit services organization (CSO) model for single-payment loans at our six Texas stores under the terms of which, beginning in June 2006, we guarantee, originate and service loans for a non-bank lender that comply with Texas law. In Pennsylvania, the cessation of consumer loan products has not had a material effect on our operations. The lender in our bank-funded CustomCash® domestic installment loan program, First Bank of Delaware (“First Bank”), had been working to address certain concerns raised by the FDIC with respect to this program. First Bank advised us that, effective April 2007, it would no longer distribute its longer-term installment loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. Accordingly, we have successfully transitioned our CustomCash® installment loan product customers to our company-funded short-term single payment loan. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008. In August 2007, we launched an internet single payment term loan site for residents of California and, in February 2008, for Arizona residents and plan to expand to other locations over time.

On July 21, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of our common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities and entered into a new $475.0 million credit facility, which consists of $375.0 million six year term loans issued by our foreign subsidiaries, a $75.0 million credit facility in the United States and a $25.0 million revolving credit facility in Canada. We refer to this credit facility as the New Credit Agreement. On October 30, 2006, we also completed our cash tender offer and consent solicitation by OPCO for the Notes. We redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption. We also incurred a loss on the extinguishment of debt of $31.8 million for fiscal 2007.

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

On November 12, 2006, we completed the acquisition of 23 financial services stores, predominantly located in Southwest Florida. The total purchase price for the acquisition was $30.0 million in cash.

In December 2006, we completed cross-currency interest rate swap transactions which effectively converted the $375.0 million U.S. dollar and Euro denominated foreign term loans into local currency denominated loans. These swap transactions also lowered the combined interest rate on the aggregate

$375.0 million six year term loans held by our foreign subsidiaries to a blended fixed rate of 7.4% compared to the previously held Notes which were at a rate of 9.75%.

We announced our restructuring plan for our WTP business in December 2006. Under the plan, we closed our remaining 12 company-operated WTP stores. As a result of these restructuring initiatives, in the quarter ended December 31, 2006, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives. In addition, we incurred $23.2 million in one-time non-cash charges, including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, and the write-off of deferred fees.

On June 21, 2007, we entered into a purchase agreement relating to the sale of $175.0 million aggregate principal amount of 2.875% Senior Convertible Notes (“Convertible Notes”). Under the terms of the purchase agreement we also granted the underwriter an option to purchase up to $25.0 million aggregate principal amount of the Convertible Notes to cover over-allotments. At closing on June 27, 2007, the initial purchasers exercised the over-allotment option in full.

On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for $29.3 million in cash, which included $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also included a maximum revenue-based earn out of up to $3.0 million which would be payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores, 15 of which are located in Kansas, and one which is located in South Carolina. We acquired the remaining 3 stores, all of which are located in Nebraska, in March 2008.

On November 15, 2007, we redeemed the remaining $2.0 million principal amount of our 9.75% Senior Notes at a redemption price of 104.875%, plus accrued and unpaid interest.

On December 15, 2007, we consummated the purchase of substantially all of the assets of CCS Financial Services, Inc., d/b/a The Check Cashing Store, which operated 81 financial services stores in southeast Florida offering check cashing, single-payment short term consumer loans and other ancillary products. The total purchase price for the acquisition, including the consumer loan portfolio and cash in stores at closing, was $102.1 million in cash.

On May 14, 2008, Ohio legislators passed legislation that would effectively make single-payment lending in the state unprofitable. This legislation will have a minimal impact on our operations. Net fees from consumer lending revenue from our 21 Ohio multi-product stores accounted for less than 1% of our total consumer lending revenue in fiscal 2008. We expect to continue to provide alternative products such as check cashing, bill pay, Western Union services, and pre-paid debit cards to our Ohio customers.

On June 30, 2008, as part of a process to rationalize our United State markets, we made a determination to close 24 of our unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. Many of the customers from these stores have been transitioned to our other stores in close proximity to the stores affected. As of June 30, 2008, we have paid or accrued for $0.2 million related to severance costs and took a charge of $0.4 million related to the write-down of assets related to the 24 stores. These costs are included in other, net on the Statement of Operations. We are currently determining the charge, if any, for any lease liability related to the closures of these locations as outlined in the Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We believe that this charge will have an immaterial effect on our consolidated financial statements.

In August 2008, we identified another 29 stores in the United States and 17 stores in Canada that are underperforming, which will be closed or merged into a geographically proximate store. The cease-use dates for these stores will likely fall within the Company’s first quarter ended September 30, 2008. Many of the customers from these stores will be transitioned to our other stores in close proximity to the stores affected. Severance costs and the write-down of assets are estimated to be $0.1 million and $1.9 million, respectively, the charges for which will fall within our first quarter. We are currently determining the charge, if any, for any lease liability related to the closure of these locations as outlined in SFAS 146. We believe that this charge will have an immaterial effect on our consolidated financial statements.

Our expenses primarily relate to the operations of our store network, including the provision for loan losses, salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer, foreign currency exchange, bill payment services and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenues were $11.0 million, $7.0 million and $5.0 million for the years ending June 30, 2006, 2007 and 2008, respectively. Franchise revenue continues to decrease as we purchase stores from franchisees.

For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”

During fiscal 2006, we began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank. We refer to this product as CustomCash®. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on our balance sheet. We earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. We discontinued offering the bank-funded CustomCash® product in April 2007. We maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 which is included in accrued expenses and other liabilities and $0 at June 30,

2008 since we no longer service any loans for First Bank. In July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and in January 2008, began offering this product in our Utah market.

Company-Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for single-payment and other consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment and other loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $11.9 million at June 30, 2008 and $10.3 million at June 30, 2007.

Check Cashing Returned Item Policy

We charge operating expense for losses on returned checks during the period in which such checks are returned, which generally is three to five business days after the check is cashed in our store. Recoveries on returned checks are credited to operating expense during the period in which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. These net losses are charged to other store and regional expenses in the consolidated statements of operations. During 2008, 2007 and 2006, 0.3%, 0.3% and 0.3%, respectively, of all checks presented were ultimately charged to other store and regional expense.

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

Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2008, there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

The fair value of our goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. We use management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. We make every effort to forecast our future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions (such as the discount rate used) and estimates (such as projections about operating performance in future periods) may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.

In December 2006, due to the inability to integrate the WTP business with our existing check cashing and consumer lending store network, along with the litigation surrounding the WTP, we approved and implemented a restructuring plan for the WTP business, which had previously been included in our U.S. reporting unit. The restructuring plan included the closure of all the company-owned WTP locations. It also included a focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business, we determined an indicator of impairment existed related to the WTP goodwill. We tested this goodwill for impairment as required by SFAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.

We tested the remaining portion of the U.S. reporting unit for goodwill impairment and determined that goodwill was not impaired as of December 31, 2006.

In addition, due to the restructuring, we performed an analysis to compare the estimated fair value of WTP’s intangible territory rights to their carrying value. Because WTP plans to focus its sale of franchises to a select group of targeted states, which do not include those for which the territory rights relate, we concluded that the carrying value of the assets was not recoverable. As a result, an impairment charge of $5.3 million was incurred.

We assessed impairment of our intangible assets with finite lives, in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). We periodically reviewed the carrying value of our intangible assets with finite lives to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicated that the carrying value of such assets exceeded its fair value, then an impairment adjustment would be recognized. Such adjustment would consist of the amount by which the carrying value of such asset exceeded its fair value. We generally measured fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates. In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million.

See “Note 13. Goodwill and Other Intangibles” and “Note 12. We The People Restructuring Plan” for further discussion.

As of June 30, 2008, we do not believe any impairment of goodwill and other intangible assets exist. However, changes in business conditions including future regulation or successful actions by consumer advocacy groups, may have a negative impact to asset valuations.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of our retained earnings balance beginning July 1, 2007. We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. (See Note 8)

Results of Operations

The following table sets forth our results of operations as a percentage of total consolidated revenues for the following periods:

	2006	2007	2008

Statement of Operations Data:
Total revenues:
Check cashing	39.7%	36.6%	34.4%
Fees from consumer lending	45.3%	49.9%	51.1%
Money transfer fees	4.8%	4.6%	4.8%
Other	10.2%	8.9%	9.7%

Total revenues	100.0%	100.0%	100.0%

U.S. revenues:
Check cashing	13.4%	10.7%	10.0%
Fees from consumer lending	16.9%	16.2%	14.0%
Money transfer fees	1.3%	0.9%	1.0%
Other	3.7%	2.1%	1.9%

Total U.S. revenues	35.3%	29.9%	26.9%

Canadian revenues:
Check cashing	14.5%	14.6%	14.4%
Fees from consumer lending	19.5%	24.1%	25.7%
Money transfer fees	2.3%	2.6%	2.8%
Other	5.4%	5.3%	5.9%

Total Canadian revenues	41.7%	46.6%	48.8%

United Kingdom revenues:
Check cashing	11.8%	11.3%	10.0%
Fees from consumer lending	8.9%	9.6%	11.4%
Money transfer fees	1.2%	1.1%	1.0%
Other	1.1%	1.5%	1.9%

Total United Kingdom revenues	23.0%	23.5%	24.3%

Store and regional expenses:
Salaries and benefits	29.8%	28.4%	27.9%
Provision for loan losses	8.5%	10.0%	10.2%
Occupancy	7.8%	7.1%	7.5%
Depreciation	2.2%	2.1%	2.4%
Other	19.1%	18.3%	17.2%

Total store and regional expenses	67.4%	65.9%	65.2%

Store and regional margin	32.6%	34.1%	34.8%
Corporate expenses	11.6%	11.9%	12.6%
Other depreciation and amortization	1.0%	0.7%	0.7%
Interest expense, net	8.3%	6.9%	6.4%
Loss on extinguishment of debt	—%	7.0%	—%
Goodwill impairment and other charges	—%	5.3%	—%
Mark to market — term loan	—%	1.7%	—%
Reserve for (proceeds from) litigation settlements	1.6%	(0.7)%	0.1%
Other, net	0.5%	0.1%	(0.2)%

Income before income taxes	9.6%	1.2%	15.2%
Income tax provision	7.7%	8.3%	6.3%

Net income (loss)	1.9%	(7.1)%	8.9%

Fiscal 2008 Compared to Fiscal 2007

Revenues.  Total revenues were $572.2 million for fiscal 2008 compared to $455.7 million for fiscal 2007, an increase of $116.5 million or 25.6%.

Consolidated check cashing revenue increased by 17.9%, or $29.8 million, from fiscal 2007 to fiscal 2008. Our Canadian business segment grew by 22.7%, while our U.K. business experienced growth of 11.0%. On a consolidated basis, the face amount of the average check cashed increased 10.1% to $531 for fiscal June 30, 2008 compared to $482 for the prior year period, resulting in the average fee per check cashed increasing by 7.2% to $19.85. Consolidated consumer lending revenue was $292.5 million for fiscal June 30, 2008, representing an increase of 28.6% or $65.1 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 33.9%, while the U.K. business realized growth of 49.2% over the prior year’s period. Money transfer fees for the year increased 31.8% year-over-year, driven by continued strong growth in our international markets. Other revenue increased by 50.1% for the year, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the U.K.

Currency rates in the U.K. and Canada accounted for $3.9 million and $25.7 million, respectively, of the increase in fiscal year 2008 as compared to fiscal 2007. On a constant currency basis, revenues in the United Kingdom and Canada for the entire period increased by $27.9 million and $41.4 million, respectively, primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $2.0 million primarily due to the acquisitions of franchise stores.

Store and Regional Expenses.  Store and regional expenses were $373.0 million for fiscal 2008 compared to $300.2 million for fiscal 2007, an increase of $72.7 million or 24.2%. Currency rates in the U.K. and Canada attributed to $2.6 million and $13.4 million, respectively, of the increase in fiscal 2008 as compared to fiscal 2007. For fiscal 2008, total store and regional expenses decreased to 65.2% of total revenues compared to 65.9% of total revenues for fiscal year 2007. On a constant currency basis, store and regional expenses increased $27.2 million in Canada, $10.3 million in the United Kingdom and $19.2 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses, returned checks and cash shortages, the provision for loan losses and store maintenance expenses all of which are commensurate with the overall growth in Canadian revenues. These costs were offset by decreases in professional fees and advertising expenses. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy, returned checks and cash shortages, advertising and other costs commensurate with the growth in that country. These costs were offset by a decrease in the provision for loan losses due to improved collections. In the United States, the increase is due to salaries, occupancy, depreciation, returned checks and cash shortages and other incremental costs associated with the acquisitions in Southeast Florida and the Midwestern states.

Corporate Expenses.  Corporate expenses were $72.0 million for fiscal 2008 compared to $54.2 million for fiscal 2007, an increase of $17.8 million or 32.8%. The increase is primarily due to increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, acquisitions strategy and management and integration of recent acquisitions.

Other Depreciation and Amortization.  Other depreciation and amortization expenses remained relatively unchanged and were $3.9 million for fiscal 2008 and $3.4 million for fiscal 2007.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $0.1 million for fiscal 2008 as compared to $31.8 million for fiscal 2007.

On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of our outstanding Notes. On October 30, 2006, we completed the refinancing of $198.0 million principal amount of the Notes and entered into the New Credit Agreement. On November 15, 2007, we redeemed the remaining $2.0 million principal amount outstanding of the Notes.

In connection with the redemptions of the aforementioned outstanding principal amounts of our Notes, we incurred related losses on the extinguishment of debt. For fiscal 2007 and 2008, the loss incurred on the extinguishment of debt is as follows (in millions):

	Year Ended June 30,
	2007	2008

Call Premium	$6.8	$0.1
Tender premium	17.6	—
Write-off of previously capitalized deferred issuance costs, net	8.8	—
Write-off of original issue premium	(1.4)	—

Total	$31.8	$0.1

Reserve for (Proceeds from) Legal Settlement.  The expense associated with legal settlements for fiscal 2008 amounted to $0.3 million related to our WTP business. Proceeds from legal settlements for the year ended June 30, 2007 was $3.3 million.

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

Goodwill Impairment and Other Charges.  There were no charges for goodwill impairment during fiscal 2008. We incurred $24.3 million in goodwill impairment and other charges during fiscal 2007.

In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, fiscal 2007, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

Mark to Market — Term Loans.  We incurred no charges for the mark to market of term loans in fiscal 2008. We incurred $7.6 million of charges in fiscal 2007 due to foreign currency translation adjustments related to our subsidiaries foreign debt, which is denominated in currencies other than their local currency, during the transition period until we completed cross currency interest rate swaps which synthetically converted the foreign debt into the local currency of each country.

Interest Expense.  Interest expense was $36.6 million for the twelve months ended June 30, 2008 compared to $31.5 million for the twelve months ended June 30, 2007. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during fiscal 2008, interest expense increased $16.1 million compared to fiscal 2007. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $1.6 million increase in interest expense. Offsetting these increases was $4.4 million in interest income from the short-term investment of the proceeds from the sale of Convertible Notes and $5.9 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the sale of Convertible Notes, we did not draw down on our U.S. or Canadian revolving credit facility and only minimally on our U.K facility in fiscal 2008 which accounted for a $2.8 million reduction for the twelve months ended June 30, 2008 compared to the same period in the prior year.

Income Tax Provision.  The provision for income taxes was $36.0 million for fiscal 2008 compared to a provision of $37.7 million for fiscal 2007. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against U.S. and foreign deferred tax assets. Our effective income tax rate was 41.3% for fiscal 2008 and 682.1% for fiscal 2007. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during fiscal 2007 due to the retirement of public debt and the issuance of convertible debt fiscal 2007, the tax effects of the WTP restructuring completed in December 2006, and the $5.9 million withholding tax recorded in connection with dividends received from Canada, each recorded in fiscal 2007. Furthermore, in addition to the current fiscal year’s taxable U.S. loss, $9.0 million of prior year’s net operating losses (NOL’s) and foreign tax credits were utilized to eliminate U.S. tax on the deemed dividend from Canada. The use of the NOL’s resulted in a $3.1 million corresponding reduction in the U.S. valuation allowance. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month period ending June 30, 2007.

Prior to the global debt restructuring completed in fiscal 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At June 30, 2008 we maintained deferred tax assets of $109.9 million which is offset by a valuation allowance of $97.7 million of which $3.7 million was provided for during fiscal 2008. The $109.9 million in deferred tax assets consists of $50.5 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $13.7 million in foreign deferred tax assets. At June 30, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $50.5 million, which reflects a decrease of $3.5 million during the year. The aggregate increase in US deferred tax assets during the year was principally caused by the excess of foreign tax credit carry forwards expected to be generated from a taxable deemed dividend to be recorded during the current year offset in part by a reduction in deferred tax assets resulting from additional net operating loss utilization during the taxable years ended June 30, 2007 and June 30, 2008. The net operating loss carry forward at June 30, 2008 was $86.3 million. The reduction in net operating loss carry forwards between fiscal 2007 and fiscal 2008 from $99.0 million to $86.3 million is a combination of a reduction of $3.7 million in the company’s 2006 net operating loss carry forward and the anticipated utilization of $9.0 million of loss carry forwards to offset U.S. tax on a taxable deemed dividend to be recorded during fiscal 2008.

We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $13.7 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.

We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At June 30, 2008 we had $9.9 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect our effective tax rate.

The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had approximately $0.7 million of accrued interest related to uncertain tax positions which remained materially unchanged from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

Fiscal 2007 Compared to Fiscal 2006

Revenues.  Total revenues were $455.7 million for fiscal 2007 compared to $358.9 million for fiscal 2006, an increase of $96.8 million or 27.0%. Currency rates in the U.K. and Canada accounted for $7.2 million and $4.0 million, respectively, of the increase in fiscal year 2007 as compared to fiscal 2006. On a constant currency basis, revenues in the United Kingdom for the entire period increased by $17.4 million primarily related to revenues from check cashing and consumer loan products. Revenues from our Canadian subsidiary for fiscal 2007 increased $58.8 million on a constant currency basis. The growth in our Canadian operations is due to a $38.1 million increase from consumer loan products as a result of a criteria change and pricing adjustments in the third quarter of fiscal 2007 and an overall increase in our Canadian customer average outstanding balance. In addition, Canadian check cashing revenue increased $13.2 million during fiscal 2007, as compared to fiscal 2006. Additional revenue generated by the 82 Canadian stores acquired in late October 2006 was $38.8 million. Revenues from franchise fees and royalties decreased by $4.0 million primarily due to the acquisitions of franchise stores.

Store and Regional Expenses.  Store and regional expenses were $300.2 million for fiscal 2007 compared to $242.0 million for fiscal 2006, an increase of $58.3 million or 24.1%. Currency rates in the U.K. and Canada attributed to $4.6 million and $2.0 million, respectively, of the increase in the fiscal year as compared to fiscal 2006. For fiscal 2007, total store and regional expenses decreased to 65.9% of total revenues compared to 67.4% of total revenues for fiscal year 2006. On a constant currency basis, store and regional expenses increased $33.3 million in Canada, $13.6 million in the United Kingdom and $4.8 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses, returned checks and cash shortages, professional fees and store maintenance expenses all of which are commensurate with the overall growth in Canadian revenues, in addition to the incremental increase related to the 82 store acquisition in Canada in late October 2006. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, returned checks and cash shortages, occupancy and other costs commensurate with the growth in that country.

Corporate Expenses.  Corporate expenses were $54.2 million for fiscal 2007 compared to $41.8 million for fiscal 2006, an increase of $12.4 million or 29.7%. The increase is primarily due to additional compensation and other costs associated with the substantial growth of our international operations, as well as additional positions to support and manage the continued rapid expansion of the global store base and breadth of product offerings.

Other Depreciation and Amortization.  Other depreciation and amortization expenses remained relatively unchanged and were $3.4 million for fiscal 2007 and $3.7 million for fiscal 2006.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $31.8 million for fiscal 2007. There was no loss on extinguishment of debt for the same period in the prior fiscal year.

On June 16, 2006, we announced the pricing of an underwritten follow-on offering of 5,000,000 shares of our common stock at $16.65 per share. On June 21, 2006, we received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of our outstanding Notes. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. In connection with the redemption of the $198.0 million outstanding principal amount of our Notes, we incurred a loss on the extinguishment of debt. For fiscal 2007, the loss incurred on the extinguishment of debt is as follows (in millions):

Year Ended
June 30,
2007

Call premium	$6.8
Tender premium	17.6
Write-off of previously capitalized deferred issuance costs, net	8.8
Write-off of original issue premium	(1.4)

Total	$31.8

Reserve for (Proceeds from) Legal Settlement.  Proceeds from legal settlements for fiscal 2007 was $3.3 million as compared to a $5.8 million reserve for litigation settlement for fiscal 2006.

On October 21, 2005, we filed an action against the IDLD Parties, alleging that the sellers of the WTP USA business deliberately concealed certain franchise sales from us. We also asserted breaches of representations and warranties made by the sellers with respect to undisclosed liabilities and other matters arising out of the acquisition. In December 2006, we settled the matter with all of the IDLD Parties and as a result we received all of the funds, approximately $3.3 million, which had been held in escrow from the acquisition.

Goodwill Impairment and Other Charges.  We incurred $24.3 million in goodwill impairment and other charges during fiscal 2007. No such charges were incurred during the same period in the prior fiscal year.

In December 2006, we announced a restructuring plan for the WTP business unit. As a result of the restructuring initiatives, in fiscal 2007, we incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives, $0.5 million of which is included in accrued expenses and other liabilities at June 30, 2007. In addition, we incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees.

Mark to Market — Term Loans.  We incurred $7.6 million of charges in fiscal 2007 due to foreign currency translation adjustments related to our subsidiaries foreign debt which is denominated in currencies other than their local currency, during the transition period until we completed cross currency interest rate swaps which synthetically converted the foreign debt into the local currency of each country.

Interest Expense.  Interest expense was $31.5 million in fiscal 2007 compared to $29.7 million in fiscal 2006. In July 2006, we used the proceeds from the June 2006 follow-on common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into a New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. As a result of the higher outstanding long term debt during the twelve months ended June 30, 2007, interest expense increased $4.4 million compared to the twelve months ended June 30, 2006. In addition, higher borrowings under the revolving credit facilities in the U.S. and Canada accounted for a $1.4 million increase. Offsetting these increases was the overall lower blended interest rate in the new facility compared to the prior year which accounted for a decrease of $3.9 million during the twelve months ended June 30, 2007 over the same period in the prior year.

Income Tax Provision.  The provision for income taxes was $37.7 million for fiscal 2007 compared to a provision of $27.5 million for fiscal 2006. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against U.S. and foreign deferred tax assets. Our effective income tax rate was 682.1% for fiscal 2007 and 79.8% for fiscal 2006. The principal reason for the significant difference in the effective tax rates between periods is the $31.8 million U.S. loss on the extinguishment of debt, the Canadian foreign currency mark-to-market loss sustained in connection with its term loan, and the $5.9 million withholding tax recorded in connection with dividends received from Canada, each recorded in fiscal 2007. Furthermore, in addition to the current fiscal year’s taxable loss, $9.0 million of prior year’s net operating losses, which we refer to as NOL’s, and foreign tax credits were utilized to eliminate U.S. tax on the foreign dividends from Canada and the United Kingdom. The use of the NOL’s resulted in a $3.1 million corresponding reduction in the U.S. valuation allowance. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month periods ending June 30, 2007. At June 30, 2007, we maintained deferred tax assets of $98.6 million which is offset by a valuation allowance of $94.0 million of which $46.5 million was provided for in fiscal 2007. The $98.6 million in deferred tax assets consists of $54.0 million related to NOL’s and the reversal of temporary differences, $38.7 million related to foreign tax credits and $5.9 million in foreign deferred tax assets. At June 30, 2007, U.S. deferred tax assets related to NOL’s and the reversal of temporary differences were reduced by a valuation allowance of $54.0 million, which reflects a reduction of $3.1 million for the twelve months ended June 30, 2007 resulting from the utilization of net operating losses to help eliminate U.S. tax on taxable dividends from Canada and the UK during the second quarter. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $38.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $5.9 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.

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

Balance Sheet Variations

June 30, 2008 compared to June 30, 2007.

Cash and cash equivalents decreased to $214.0 million at June 30, 2008 from $290.9 million at June 30, 2007. The decrease is due primarily to the cash payments for the two U.S. acquisitions of approximately $131.4 million during the twelve months ended June 30, 2008. This was partially offset by increases in operating cash in Canada and the United Kingdom.

Loans receivable, net increased to $115.2 million at June 30, 2008 from $81.9 million at June 30, 2007. The increase is attributable to an increase in the number of loans outstanding, primarily due to the new stores acquired. Also contributing to the increase is the increase in the average loan principal from $424 in fiscal 2007 to $443 in fiscal 2008.

Prepaid expenses increased $6.0 million, from $12.1 million at June 30, 2007 to $18.1 million at June 30, 2008. The increase is primarily due to the increase in pawnbroking inventory in the United Kingdom.

Deferred tax assets, net of valuation allowance increased $7.6 million, from $4.5 million at June 30, 2007 to $12.2 million at June 30, 2008. The increase is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency interest rate swaps used to hedge our cash flows related to our Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.

Property and equipment, net of accumulated depreciation increased $13.0 million from $55.0 million at June 30, 2007 to $68.0 million at June 30, 2008. The increase is primarily attributable to new furniture and fixtures and leasehold improvements in relation to new stores and acquired stores in our domestic and foreign operations. The increase is also attributable to the impact of the exchange rates on our foreign subsidiaries.

Goodwill and other intangibles increased $129.0 million, from $341.7 million at June 30, 2007 to $470.7 million at June 30, 2008 due to acquisitions, which added $121.9 million, and foreign currency translation adjustments of $7.2 million.

Accounts payable increased $16.8 million from $39.8 million at June 30, 2007 to $56.6 million at June 30, 2008 primarily due to the timing of settlements with third-party vendors and our franchisees.

Accrued expenses and other liabilities increased $9.9 million from $28.1 million at June 30, 2007 to $38.0 million at June 30, 2008 primarily due to the timing of wage payments, an increase in deferred rent, and increased deferred revenue which was due to incentives received for contract renewals with third party vendors.

Fair value of derivatives increased $18.4 million from $18.8 million at June 30, 2007 to $37.2 million at June 30, 2008 as a result of the effect of the change in the foreign currency exchange rates and interest rates on the fair value of our cash flow hedges.

The deferred tax liability increased $9.7 million from $12.7 million at June 30, 2007 to $22.4 million at June 30, 2008 as a result of increases in tax differences resulting from increases in goodwill due to acquisitions and the tax effect of the mark to market adjustment of our Canadian and U.K. term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.

The increase in the revolving credit facilities is due to the United Kingdom overdraft facility entered into in the third quarter of fiscal 2008. At June 30, 2008 the outstanding balance of the overdraft facility was $9.7 million.

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

Net cash provided by operating activities was $20.9 million in fiscal 2006, $29.3 million for fiscal 2007 and $80.8 million in fiscal 2008. The increase in net cash provided from operating activities was primarily a result of improved operating results due to an increase in the number of stores resulting from acquisitions and investments in new stores.

Net cash used in investing activities was $39.4 million in fiscal 2006, $170.7 million in fiscal 2007 and $167.0 million in fiscal 2008. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For fiscal 2006, we made capital expenditures of $15.9 million and acquisitions of $23.5 million compared to capital expenditures of $19.4 million and acquisitions of $151.2 million in fiscal 2007. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. The decrease in cash used in investing activities during fiscal 2008 is primarily related to the acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida during fiscal 2007. During fiscal 2008 we made capital expenditures of $23.5 million and acquisitions of $143.4 million.

Net cash provided by financing activities was $4.6 million for the twelve months ended June 30, 2008 compared to net cash provided by financing activities of $307.4 million for fiscal 2007. The cash provided by financing activities during fiscal 2008 was primarily a result of the use of our new overdraft facility in the United Kingdom in the amount of $9.6 million offset by scheduled principal payments on our long term debt obligations which totaled $6.5 million. The cash provided by financing activities during fiscal 2007 was primarily a result of an increase in our long term debt in order to refinance our previously existing Notes, as well as the increase in our long term debt and the amount borrowed on our revolving credit facility related to the acquisition of 82 financial services stores in Canada and 23 financial services stores in southwest Florida during the second quarter of fiscal 2007.

New Credit Facilities.  On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December 2006 we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans denominated in a currency other than our foreign subsidiaries’ functional currency and to synthetically fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.

In April 2007, we entered into a restatement of the New Credit Agreement to, among other things, change the currency of the Canadian Revolving Facility to Canadian dollars, make corresponding modifications to the interest rates applicable and permit secured debt in the United Kingdom not to exceed GBP 5.0 million. On June 20, 2007, we entered into a second amendment of the New Credit Agreement to, among other things, permit the issuance of up to $200.0 million of unsecured senior convertible debt, make changes to financial covenants and other covenants in connection with the issuance of such debt and to increase the amount of acquisitions permitted under the New Credit Agreement.

Revolving Credit Facilities.  We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.

United States Revolving Credit Facility.  OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At June 30, 2008, the borrowing capacity was $56.3 million. At June 30, 2008 there was no outstanding indebtedness under the U.S. Revolving Facility and $0.9 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.

Canadian Revolving Credit Facility.  National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At June 30, 2008, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at June 30, 2008.

United Kingdom Overdraft Facility.  In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million, of which GBP 4.9 million

($9.7 million) was outstanding at June 30, 2008. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (currently 5.0%) plus 0.5%. The United Kindom overdraft facility is secured by certain assets of our U.K. subsidiary and its subsidiaries.

Long-Term Debt.  As of June 30, 2008, long term debt consisted of $200.0 million principal amount of Convertible Notes and $377.9 million in term loans due October 30, 2012 under the New Credit Agreement. On November 15, 2007, we redeemed the remaining $2.0 million principal amount of the 9.75% Notes on November 15, 2007 at a redemption price of 104.875%, plus accrued and unpaid interest in the amount of $0.1 million.

Operating Leases.  Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2008, excluding periodic interest payments, include the following (in thousands):

		Less	1 - 3	4 - 5	After
	Total	Than 1 Year	Years	Years	5 Years

Revolving credit facilities	9,655	9,655	—	—	—
Long-term debt:
Term loans due 2012	377,863	3,750	7,500	366,613	—
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	153,933	37,817	55,420	30,619	30,077

Total contractual cash obligations	$741,451	$51,222	$62,920	$397,232	$230,077

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

Impact of Recent Accounting Pronouncement

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for us beginning July 1, 2008. We believe that the credit valuation adjustments required by SFAS 157 will not negatively impact the effectiveness assessments or cause our cash flow hedging relationships to fail hedge accounting.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

(“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us beginning July 1, 2008. The pronouncement has no effect on our financial statements and we have not elected the fair value option for any items on our balance sheet.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141 (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for us. This is with the exception to the provisions of this Statement that amend FASB Statement No. 109 and Interpretation No. 48, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for us beginning July 1, 2009. We do not believe this statement will have any impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133. SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for us beginning January 1, 2009.

In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-a, are effective for us beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. We believe that FSP APB 14-a, will impact the accounting for our 2.875% Senior Convertible Notes due 2027 with an expected impact of additional interest expense of approximately $8.1 million, $8.9 million and $9.8 million for the years ended June 30, 2008, 2009 and 2010, respectively, applied retrospectively beginning July 1, 2009. There is no impact on the fiscal 2006 financial statements and the impact to the fiscal 2007 financial statements is immaterial as the debt was issued on June 27, 2007.

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

Foreign Currency Exchange Rate Risk

Put Options

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2008, we held put options with an aggregate notional value of C$36.0 million and GBP 5.4 million to protect certain currency exposure in Canada through December 31, 2008 and the United Kingdom through December 31, 2008. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2008, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of June 30,

2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $0.2 million, net of tax all of which is expected to be transferred to earnings in the first six months of fiscal 2008 along with the earnings effects of the related forecasted transactions. The fair market value at June 30, 2008 was $0.5 million and is included in prepaid expenses on the balance sheet.

Canadian operations accounted for approximately 78.8% of consolidated pre-tax earnings for fiscal 2008 and 1044.1% of consolidated pre-tax earnings for fiscal 2007. U.K. operations accounted for approximately 26.0% of consolidated pre-tax earnings for fiscal 2008 and approximately 321.9% of consolidated pre-tax earnings for fiscal 2007. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $37.9 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $9.1 million for fiscal 2008 and $7.6 million for fiscal 2007. This impact represents nearly 10.5% of our consolidated foreign pre-tax earnings for fiscal 2008 and 136.6% of our consolidated foreign pre-tax earnings for fiscal 2007.

Cross-Currency Interest Rate Swaps

In December 2006, our U.K. subsidiary, Dollar Financial U.K. Limited, and our Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.

In December 2006, our U.K. subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its Euro-denominated variable rate term loan borrowing under our credit agreement. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under our credit agreement. Under the terms of this cross-currency interest rate swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on USD 40.0 million.

In December 2006, our Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of C$339.9 million that mature in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under our credit agreement. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.

On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of June 30, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $30.7 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2008 is a payable of $37.2 million and is included in fair value of derivatives on the balance sheet. During the twelve months ended June 30, 2008, we recorded $0.2 million in retained earnings related to the ineffective portion of these cash flow hedges.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2008. Their report is included herein.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood

Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer August 26, 2008	Executive Vice President and Chief Financial Officer August 26, 2008

/s/ William M. Athas	/s/ Pete Sokolowski

William M. Athas	Pete Sokolowski
Senior Vice President of Finance and Corporate Controller August 26, 2008	Senior Vice President of Finance and Corporate Treasurer August 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Financial Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of Dollar Financial Corp. and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1, on July 1, 2007 Dollar Financial Corp. adopted Financial Accounting Standards Board Interpretation No. 48: Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 26, 2008

DOLLAR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2008
	(In thousands except
	share and per share amounts)

ASSETS
Cash and cash equivalents	$290,945	$214,028
Restricted cash	1,014	—
Loans receivable, net:
Loans receivable	90,552	123,683
Less: Allowance for loan losses	(8,623)	(8,466)

Loans receivable, net	81,929	115,217
Loans in default, net of an allowance of $18,045 and $21,967	10,311	11,930
Other receivables	11,393	11,031
Prepaid expenses	12,146	18,127
Deferred tax asset, net of valuation allowance of $94,018 and $97,690	4,545	12,191
Property and equipment, net of accumulated depreciation of $81,494 and $98,302	55,031	68,033
Goodwill and other intangibles	341,681	470,731
Debt issuance costs, net of accumulated amortization of $1,244 and $4,656	17,747	15,108
Other	6,877	10,841

	$833,619	$947,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$39,808	$56,636
Income taxes payable	11,293	12,194
Accrued expenses and other liabilities	28,119	37,998
Fair value of derivatives	18,793	37,214
Deferred tax liability	12,713	22,352
Revolving credit facilities	—	9,655
Long-term debt	576,910	577,863
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,133,800 shares and 24,229,178 shares issued and outstanding at June 30, 2007 and June 30, 2008, respectively	24	24
Additional paid-in capital	251,460	255,197
Accumulated deficit	(147,123)	(95,950)
Accumulated other comprehensive income	41,622	34,054

Total stockholders’ equity	145,983	193,325

	$833,619	$947,237

See notes to consolidated financial statements

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2007	2008
	(In thousands except share and per share amounts)

Revenues:
Check cashing	$142,470	$166,754	$196,580
Fees from consumer lending	162,588	227,445	292,517
Money transfer fees	17,205	20,879	27,512
Franchise fees and royalties	10,957	6,958	4,998
Other	25,668	33,696	50,577

Total revenues	358,888	455,732	572,184

Store and regional expenses:
Salaries and benefits	106,823	129,522	159,363
Provision for loan losses	30,367	45,799	58,458
Occupancy	27,914	32,270	43,018
Depreciation	7,834	9,455	13,663
Returned checks, net and cash shortages	11,883	15,295	20,360
Telephone and communications	5,800	6,425	7,185
Advertising	8,197	9,034	9,398
Bank charges and armored carrier service	8,844	10,619	13,494
Other	34,300	41,822	48,015

Total store and regional expenses	241,962	300,241	372,954

Store and regional margin	116,926	155,491	199,230

Corporate and other expenses:
Corporate expenses	41,784	54,213	72,012
Other depreciation and amortization	3,655	3,390	3,902
Interest expense, net	29,702	31,462	36,569
Loss on extinguishment of debt	—	31,784	97
Goodwill impairment and other charges	—	24,301	—
Mark to market — term loan	—	7,551	—
Reserve for (proceeds from) litigation settlements	5,800	(3,256)	345
Other, net	1,506	514	(883)

Income before income taxes	34,479	5,532	87,188
Income tax provision	27,514	37,735	36,015

Net income (loss)	$6,965	$(32,203)	$51,173

Net income (loss) per share:
Basic	$0.38	$(1.37)	$2.12
Diluted	$0.37	$(1.37)	$2.08
Weighted average shares outstanding:
Basic	18,280,131	23,571,203	24,106,392
Diluted	18,722,753	23,571,203	24,563,229

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Additional		Comprehensive	Shareholders’
	Outstanding		Paid-in	Accumulated	(Loss)	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands, except share data)

Balance, June 30, 2005	18,080,652	$18	$160,997	$(121,885)	$20,506	$59,636
Comprehensive income
Foreign currency translation					14,088	14,088
Other comprehensive loss					(338)	(338)
Net income				6,965		6,965

Total comprehensive loss						20,715
Secondary stock offering	5,000,000	5	80,099			80,104
Restricted stock grants	107,841					—
Share options exercised	210,614		1,363			1,363
Non-cash stock compensation			135			135

Balance, June 30, 2006	23,399,107	23	242,594	(114,920)	34,256	161,953

Comprehensive income
Foreign currency translation					2,940	2,940
Cash flow hedges					4,426	4,426
Net loss				(32,203)		(32,203)

Total comprehensive loss						(24,837)
Secondary stock offering			(41)			(41)
Restricted stock grants	25,793					—
Restricted stock vested			393			393
Share options exercised	708,900	1	6,931			6,932
Non-cash stock compensation			1,583			1,583

Balance, June 30, 2007	24,133,800	24	251,460	(147,123)	41,622	145,983

Comprehensive income
Foreign currency translation					302	302
Cash flow hedges					(7,870)	(7,870)
Net income				51,173		51,173

Total comprehensive income						43,605
Restricted stock grants	53,108					—
Vested portion of granted restricted stock and restricted stock units			923			923
Stock options exercised	79,544		1,055			1,055
Retirement of common stock	(37,274)
Non-cash stock compensation			1,759			1,759

Balance, June 30, 2008	24,229,178	$24	$255,197	$(95,950)	$34,054	$193,325

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$6,965	$(32,203)	$51,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,231	14,538	20,957
Loss on extinguishment of debt	—	31,784	97
Provision for loan losses	30,367	45,799	58,458
Reserve for litigation settlement	5,800	—	—
Non-cash stock compensation	135	1,976	2,682
Losses on store closings	985	657	518
Goodwill impairment	—	28,482	—
Foreign currency loss on revaluation of debt	—	6,248	—
Deferred tax provision	2,005	1,694	5,972
Other, net	—	(121)	341
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(39,425)	(59,395)	(76,478)
Decrease in income taxes receivable	773	—	—
Increase in prepaid expenses and other	(2,539)	(4,870)	(9,943)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,573	(5,312)	26,979

Net cash provided by operating activities	20,870	29,277	80,756
Cash flows from investing activities:
Acquisitions, net of cash acquired	(23,477)	(151,216)	(143,428)
Additions to property and equipment	(15,938)	(19,435)	(23,528)

Net cash used in investing activities	(39,415)	(170,651)	(166,956)
Cash flows from financing activities:
Proceeds from secondary public offering of common stock, net	80,750	—	—
(Increase) decrease in restricted cash	(80,750)	79,736	1,014
Proceeds from term loans	—	375,000	—
Proceeds from 2.875% Senior Convertible Notes	—	200,000	—
Proceeds from the exercise of stock options	1,363	6,932	1,055
Other debt borrowings (payments)	550	(3,181)	(4,391)
Repayment of 9.75% Senior Notes due 2011	—	(292,424)	(2,179)
Convertible debt refinancing	—	(6,463)	—
Net increase (decrease) in revolving credit facilities	39,000	(40,359)	9,557
Payment for secondary public stock offering costs	(367)	(41)	—
Payment of debt issuance costs	(850)	(11,842)	(454)

Net cash provided by financing activities	39,696	307,358	4,602
Effect of exchange rate changes on cash and cash equivalents	4,998	6,308	4,681

Net increase (decrease) in cash and cash equivalents	26,149	172,292	(76,917)
Cash and cash equivalents at beginning of period	92,504	118,653	290,945

Cash and cash equivalents at end of period	$118,653	$290,945	$214,028

Supplemental disclosures of cash flow information:
Interest paid	$28,170	$23,000	$37,843
Income taxes paid	$20,370	$35,766	$29,241

See accompanying notes.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.

The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,452 locations (of which 1,122 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 31 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,359 locations (including 1,122 company-owned) in 21 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign currency exchange and various other related services. Also included in this network is the Company’s business, We The People USA, Inc., acquired in March 2005, which offers retail based legal document processing services through a network of 93 franchised locations in 20 states.

On January 28, 2005, as a result of the Company’s initial public offering, its common shares began trading on the NASDAQ Global Select Market under the symbol “DLLR”.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The provision for loan losses has previously been included in the accompanying consolidated statements of operations as a reduction in revenue but it is now included in store and regional expenses for all periods presented.

Other consumer lending receivables has previously been presented as a separate line item on the balance sheet but now is presented as a part of other receivables.

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

With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, the Company also provides updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that the Company determines is necessary.

For single-payment consumer loans that the Company makes directly (company-funded loans), which have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”

During fiscal 2006, the Company began to market and service bank-funded consumer installment loans in the United States with terms of four months made by First Bank of Delaware (“First Bank”). The Company refers to this product as CustomCash®. First Bank was responsible for the application review process and for determining whether to approve an application and fund a loan. As a result, loans were not recorded on the Company’s balance sheet. The Company earned a marketing and servicing fee for each loan that was paid by a borrower to First Bank. The servicing fee was recognized ratably using the effective interest rate method. This fee was reduced by losses incurred by First Bank on such loans. The Company maintained a reserve for future servicing fee adjustments based on First Bank’s outstanding loan balance. This liability was $0.1 million at June 30, 2007 which was included in accrued expenses and other liabilities and $0 million at June 30, 2008 since the Company no longer services any loans for First Bank. The Company discontinued offering the bank-funded CustomCash® product in April 2007. Beginning July 2007, the Company began offering company-funded CustomCash® domestic installment loans in its New Mexico market and in January 2008, began offering this product in its Utah market.

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Restricted Cash

Restricted cash is unavailable to the Company until certain contractual terms and conditions are met. There was no restricted cash on the balance sheet at June 30, 2008. At June 30, 2007, the restricted cash of $1.0 million consisted of cash held in escrow related to an acquisition, which was released from escrow in fiscal 2008.

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

Loans in Default

Loans in default consist of short-term consumer loans originated by the Company which are in default status for 180 days or less, after which, they are fully charged-off. Loans in default, net, are reported net of a reserve as described below in the Company-Funded Consumer Loan Loss Reserves Policy.

Other Receivables

Other receivables consist primarily of franchise and other third party receivables.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, which includes renewal options that are reasonably assured, and generally are 10 years in length, or the estimated useful life of the related asset.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Other intangible assets consist of reacquired franchise rights. Reacquired franchise rights are deemed to have an indefinite useful life and are not amortized.

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

Identifiable intangibles with indefinite lives are reviewed for indicators of impairment at each reporting period and are tested annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the bases for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment.

The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions (such as the discount rate used) and estimates (such as projections about operating performance in future periods) may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in impairment charges in future periods.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

See Notes 12 and 13 for further discussion of the interim impairment testing and impairment charges incurred during fiscal 2007.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt which is described in further detail in Note 7.

Store and Regional Expenses

The direct costs incurred in operating the Company’s stores have been classified as store expenses. Store expenses include salaries and benefits of store and regional employees, provision for loan losses, rent and other occupancy costs, depreciation of property and equipment, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, telephone and telecommunication and other costs incurred by the stores. Excluded from store operations are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

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

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and a reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is calculated monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for an extended period of time a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet after 180 days.

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $16.4 million, $12.5 million and $10.0 million for the years ended June 30, 2008, 2007 and 2006, respectively, which represents 0.3%, 0.3% and 0.3% of the total face amount of checks cashed during each respective year.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of retained earnings for the Company beginning July 1, 2007. The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in its liability for unrecognized income tax benefits. (See Note 8)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $9.2 million, $10.0 million and $10.8 million for the years ended June 30, 2006, 2007 and 2008, respectively.

Fair Value of Financial Instruments

The carrying values of the revolving credit facilities approximate fair values, as these obligations carry a variable interest rate. The fair value of the Company’s 9.75% Senior Notes due 2011 (the “Notes”) and 2.875% Senior Convertible Notes due 2027 (“Convertible Notes”) are based on the quoted market value and broker quotations, respectively. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.

The total fair market value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $197.0 million at June 30, 2007 and $135.5 million at June 30, 2008. The total fair market value of the OPCO Senior Notes due 2011 at June 30, 2007 was approximately $2.1 million. We redeemed the remaining principal of the Notes on November 15, 2007.

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

Derivatives (continued)

maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates.

Cross-Currency Interest Rate Swaps

The Company entered into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its foreign-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of these swaps, the Company pays a fixed rate and receives a variable rate.

Consistent with the debt payments, on a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings.

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada, the United Kingdom and the Republic of Ireland. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate in effect at each period end and income statement items are translated at the average exchange rate during the period; resulting translation adjustments are made directly to a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in corporate expenses.

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

	Year Ended June 30,
	2006	2007	2008

Net income (loss)	$6,965	$(32,203)	$51,173
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	18,280	23,571	24,106
Effect of dilutive stock options(2)	335	—	429
Effect of unvested restricted stock and restricted stock unit grants(2)	108	—	28

Weighted average number of common shares outstanding — diluted	18,723	23,571	24,563

(1)	Excludes 108 shares, 111 shares and 52 shares of unvested restricted stock, which is included in total outstanding common shares as of June 30, 2006, 2007 and 2008, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during fiscal 2007, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

Stock Based Employee Compensation

At June 30, 2008, the Company offered stock option plans under which shares of common stock may be awarded to directors, employees or consultants of the Company and its subsidiaries. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to the adoption of SFAS 123R. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and may apply to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Public companies were required to adopt the new standard using a modified prospective method and could elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented was permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retrospectively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Stock Based Employee Compensation (continued)

Under SFAS 123R, the Company is required to follow a fair-value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. Effective July 1, 2005, the Company adopted the modified prospective method and has recognized the compensation cost for stock-based awards issued after June 30, 2005 and unvested awards outstanding at the date of adoption, on a straight-line basis (using the graded vesting attribution method) over the requisite service period for the entire award. The additional compensation cost, pursuant to SFAS 123R, included in the statement of operations for the years ended June 30, 2006, 2007 and 2008 was $0.1 million, $1.0 million and $1.1 million, respectively, net of related tax effects.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. This statement is effective for the Company beginning July 1, 2008. The Company believes that the credit valuation adjustments required by SFAS 157 will not negatively impact the effectiveness assessments or cause its cash flow hedging relationships to fail hedge accounting.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141 (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for the Company. This is with the exception of the provisions of

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

this Statement that amend FASB Statement No. 109 and Interpretation No. 48, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for the Company beginning July 1, 2009. The Company does not believe this statement will have any impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133. SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company beginning January 1, 2009.

In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-a, are effective for the Company beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. The Company believes that FSP APB 14-a, will impact the accounting for its 2.875% Senior Convertible Notes due 2027 with an expected impact of additional interest expense of approximately $8.1 million, $8.9 million and $9.8 million for the years ended June 30, 2008, 2009 and 2010, respectively, applied retrospectively beginning July 1, 2009. There is no impact on the fiscal 2006 financial statements and the impact on the fiscal 2007 financial statements is immaterial as the debt was issued on June 27, 2007.

3.	Supplementary Cash Flow Information

Non-Cash Transactions

On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70.0 million principal repayment of OPCO’s 9.75% Senior Notes due 2011 (“Notes”). On October 30, 2006, the Company wrote-off $7.2 million of unamortized deferred issuance costs related to the $198.0 million

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplementary Cash Flow Information (continued)

Non-Cash Transactions (continued)

principal redemption of the Notes. In fiscal 2007, the Company wrote-off $28.5 million of goodwill and other intangibles related to the reorganization of WTP.

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

On November 15, 2007, at the Company’s 2007 Annual Meeting of Stockholders, the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000; provided, however, that no more than 1,250,000 shares of the Company’s common stock may be awarded as restricted stock or restricted stock unit Awards. The shares of the Company’s common stock that may be issued under the 2007 Plan may be authorized, but unissued, or reacquired shares of common stock. No grantee may receive an Award relating to more than 500,000 shares of the Company’s common stock in the aggregate per fiscal year under the 2007 Plan.

Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The following table presents information on stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(years)	Value
				($ in millions)

Options outstanding at June 30, 2005 (1,838,906 shares exercisable)	1,843,906	$11.31
Granted	92,500	$14.58
Exercised	(210,614)	$6.47
Forfeited	(10,650)	$13.07

Options outstanding at June 30, 2006 (1,622,642 shares exercisable)	1,715,142	$12.07
Granted	310,375	$21.96
Exercised	(708,900)	$9.78
Forfeited	(19,017)	$19.30

Options outstanding at June 30, 2007 (1,020,716 shares exercisable)	1,297,600	$15.58
Granted	383,680	$18.12
Exercised	(79,544)	$13.25
Forfeited	(59,373)	$17.68

Options outstanding at June 30, 2008	1,542,363	$16.25	7.8	$1.6

Exercisable at June 30, 2008	1,028,778	$14.86	7.0	$1.6

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for fiscal 2006 was immaterial. The total intrinsic value of options exercised for the years ended June 30, 2007 and 2008 was $13.2 million and $1.1 million, respectively. As of June 30, 2008 the total unrecognized compensation to be recognized over an estimated weighted-average period of 2.6 years related to stock options is expected to be $4.0 million. Cash received from stock options exercised for the twelve months ended June 30, 2007 and 2008 was $6.9 million and $1.1 million, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2006, 2007 and 2008:

	Year Ended June 30,
	2006	2007	2008

Expected volatility	46.9%	48.3%	51.0%
Expected life (years)	6.2	6.0	6.0
Risk-free interest rate	4.61%	4.68%	3.68%
Expected dividends	None	None	None
Weighted average fair value	$7.62	$11.47	$9.50

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

Information concerning restricted stock awards is as follows:

	Restricted	Weighted
	Stock	Average
	Awards	Price

Outstanding at June 30, 2005	—	$—
Granted	107,841	$18.36
Vested	—	$—
Forfeited	—	$—

Outstanding at June 30, 2006	107,841	$18.36
Granted	36,924	$24.36
Vested	(22,483)	$20.25
Forfeited	(11,131)	$18.36

Outstanding at June 30, 2007	111,151	$19.97
Granted	12,481	$29.42
Vested	(50,028)	$19.72
Forfeited	(21,299)	$21.36

Outstanding at June 30, 2008	52,305	$21.90

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

Information concerning restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant

Outstanding at June 30, 2006	—	$—
Granted	124,438	$28.53
Vested	—	$—
Forfeited	—	$—

Outstanding at June 30, 2007	124,438	$28.53
Granted	163,595	$18.49
Vested	(39,818)	$28.35
Forfeited	(21,413)	$28.53

Outstanding at June 30, 2008	226,802	$21.32

5.	Employee Retirement Plans

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

Total contributions charged to expense were $1.0 million, $1.1 million and $1.3 million for the years ended June 30, 2006, 2007 and 2008, respectively.

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

During fiscal 2007, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.1 million. Each such award was granted July 1, 2007 and vests ratably on an annual basis over a three-year period if, and only if, the Company attains certain strategic objectives as established by the Board of Directors for each fiscal year during the three-year period. The Company attained those strategic objectives for fiscal 2008.

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal 2008.

Compensation expense related to discretionary contributions was $0.1, $0.6 million and $0.8 million for the years ended June 30, 2006, 2007 and 2008. At June 30, 2007 and 2008, $0.7 million and $1.3 million,

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Retirement Plans (continued)

respectively, related to discretionary contributions were included in accrued expenses and other liabilities on the Company’s balance sheet.

6.	Property and Equipment

Property and equipment at June 30, 2007 and 2008 consist of (in thousands):

	June 30,
	2007	2008

Land	$191	$189
Leasehold improvements	51,234	67,308
Equipment and furniture	85,100	98,838

	136,525	166,335
Less: accumulated depreciation	(81,494)	(98,302)

Property and equipment, net	$55,031	$68,033

Depreciation expense amounted to $11.4 million, $12.8 million and $17.6 million for the years ended June 30, 2006, 2007 and 2008, respectively.

7.	Debt

The Company had debt obligations at June 30, 2007 and 2008 as follows (in thousands):

	June 30,
	2007	2008

Revolving credit facility	$—	$9,655
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	200,000	200,000
Term loans due October 2012	374,741	377,863
OPCO 9.75% Senior Notes due November 13, 2011	1,985	—
Other	184	—

	$576,910	$587,518

On July 21, 2006, the Company used the $80.8 million net proceeds from its follow-on offering of common stock to redeem $70.0 million principal amount of its outstanding 9.75% senior notes due 2011 (“Notes”), pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and use the remaining $2.6 million for working capital purposes.

On September 14, 2006, OPCO commenced a cash tender offer for any and all of its outstanding $200.0 million aggregate principal amount of the Company’s 9.75% senior notes due 2011 on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated September 14, 2006 and the related Consent and Letter of Transmittal. In connection with the tender offer and consent solicitation, OPCO received the requisite consents from holders of the Notes to approve certain amendments to the indenture (“Amendments”) under which the Notes were issued. The Amendments eliminated substantially all of the restrictive covenants and certain events of default. The Amendments to the indenture governing the Notes are set forth in a Fourth Supplemental Indenture dated as of October 27, 2006 among OPCO, certain of OPCO’s direct and indirect subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, (“Supplemental Indenture”), and became operative and binding on the holders of the

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

On November 15, 2007, the Company redeemed the remaining $2.0 million principal of the Notes at a redemption price of 104.875%, plus accrued and unpaid interest in the amount of $0.1 million.

Refinancing of Existing Credit Facility

On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475.0 million credit facility (“New Credit Agreement”). The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of USD 75.0 million (the “U.S. Revolving Facility”) with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of USD 295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of USD 80.0 million (consisting of a USD 40.0 million tranche of term loans and another tranche of term loans equivalent to USD 40.0 million denominated in Euros) (the “UK Term Facility”) and (iv) a senior secured revolving credit facility in an aggregate amount of C$28.5 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.

On October 30, 2006, National Money Mart Company borrowed USD 170.0 million under the Canadian Term Facility, Dollar Financial U.K. borrowed USD 80.0 million under the U.K. Term Facility and OPCO borrowed USD 14.6 million under the US Revolving Facility. These funds were used to repurchase USD 198.0 million in aggregate principal amount of the outstanding Notes issued by OPCO pursuant to the previously discussed cash tender offer and consent solicitation for all outstanding Notes, to repay the outstanding principal amounts, accrued interest and expenses under OPCO’s existing credit facility and to pay related transaction costs. On October 31, 2006, National Money Mart Company borrowed an additional USD 125.0 million under the Canadian Term Facility to fund the Canadian Acquisition, as further described below, and to pay related transaction costs.

The U.S. Revolving Facility and the Canadian Revolving Facility have an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduces its leverage. The Canadian Term Facility consisted of USD 295.0 million at an interest rate of LIBOR plus 275 basis points. The U.K. Term Facility consisted of a USD 40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to USD 40.0 million at an interest rate of Euribor plus 300 basis points.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. Amounts outstanding under the U.K. Revolver Facility bear interest at a rate of the Bank base Rate (currently 5.0%) plus 0.5%.

At June 30, 2007 there were no amounts outstanding under the U.S. Revolving Facility nor the Canadian Revolving Facility. At June 30, 2008 there was GBP 4.9 million (USD 9.7 million) outstanding under the U.K. Revolving Facility, and no amounts outstanding under the U.S. Revolving Facility and the Canadian Revolving Facility. At June 30, 2008, the outstanding amount of the Canadian Term Facility was USD 289.8 million and the outstanding amount of the U.K. Term Facility consisted of USD 39.3 million and EUR 30.9 million. The weighted average interest rate on the U.K. Revolving Facility during fiscal 2008 was 5.55%. There were no amounts outstanding under the U.S. Revolving Facility and the Canadian Revolving Facility during the twelve months ending June 30, 2008. Each term loan will mature on October 30, 2012, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments there under will terminate on October 30, 2011.

The obligations under the U.S. Revolving Facility are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company. The obligations under the Canadian Term Facility, the Canadian Revolving Facility and the U.K. Term Facility are guaranteed by the Company and substantially all of its domestic and foreign direct and indirect subsidiaries. The obligations of the respective borrowers and guarantors under the facilities are secured by substantially all of the assets of such borrowers and guarantors.

In December 2006, certain subsidiaries of OPCO entered into cross-currency interest rate swaps to hedge against the change in cash flow of the aforementioned U.K. and Canadian term loans denominated in a currency other than OPCO’s foreign subsidiaries’ respective functional currency (see Note 18 —  Derivatives ). The blended aggregate fixed interest rate over the life of the term loans as a result of the cross currency interest rate swaps is 7.40%.

The New Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of June 30, 2008, the Company was in compliance with all covenants.

2.875% Senior Convertible Notes due 2027

On June 27, 2007, the Company issued $200.0 million aggregate principal amount of Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 (the “Convertible Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of approximately $6.4 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and are amortized to interest expense using the effective interest rate method over 5.5 years. The Convertible Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Convertible Notes bear interest at the rate of 2.875% per year, payable every June 30 and December 31 beginning December 31, 2007. The Convertible Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the Convertible Notes may require the Company to repurchase in cash some or all of the Convertible Notes at any time before the Convertible Notes’ maturity following a fundamental change as defined in the Indenture dated June 27, 2007 (the “Indenture”).

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

On or after December 31, 2012, but prior to December 31, 2014, the Company may redeem for cash all or part of the Convertible Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of the Company’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after December 31, 2014, the Company may redeem for cash all or part of the Convertible Notes, upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of Convertible Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.

Holders have the right to require the Company to purchase all or a portion of the Notes on December 31, 2012, December 31, 2014, June 30, 2017 and June 30, 2022 (each of which are referred to as the purchase date). The purchase price payable will be equal to 100% of the principal amount of the notes to be purchase plus any accrued and unpaid interest, including any additional amounts, up to but excluding the purchase date.

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

The total fair market value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $135.5 million at June 30, 2008.

Interest expense, net was $29.7 million, $31.5 million and $36.6 million for the years ended June 30, 2006, 2007 and 2008, respectively.

8.	Income Taxes

U.S. income taxes have not been provided on the undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits and or by use of available net operating loss carry forwards. As of June 30, 2008, there are $50.2 million of undistributed foreign earnings.

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2006, 2007 and 2008 is set forth below ( in thousands):

	June 30,
	2006	2007	2008

U.S	$(33,304)	$(70,032)	$(4,178)
Foreign	67,783	75,564	91,366

Total	$34,479	$5,532	$87,188

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

The details of the Company’s income tax provision for the years ended June 30, 2006, 2007 and 2008 are set forth below (in thousands):

	June 30,
	2006	2007	2008

Current:
U.S. Federal	$107	$—	$(174)
Foreign	25,317	36,223	30,297
State	(16)	—	2

Total	$25,408	$36,223	$30,125
Deferred:
U.S. Federal	$1,577	$589	$3,314
Foreign	529	923	2,576

Total	$2,106	$1,512	$5,890

Total income tax provision	$27,514	$37,735	$36,015

Below is the reconcilation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2006, 2007 and 2008 (in thousands):

	June 30,
	2006	2007	2008

Tax provision at federal statutory rate	$12,068	$1,936	$30,516
Add(deduct)
State tax provision	(43)	—	1
Canadian withholding	117	521	349
Effect of foreign operations	1,942	(9,648)	2,024
Other permanent differences	3,373	(5,158)	(770)
Valuation allowance	10,057	50,084	3,895

Tax provision at effective tax rate	$27,514	$37,735	$36,015

Prior to the global debt restructuring completed in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2008 and 2007 which amounted to $96.2 million and $92.6 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2008, the Company has approximately $86.3 million of federal net operating loss carry forwards available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2024, if not utilized. The Company has foreign tax credit carryforwards of approximately $45.7 million, which will begin to expire in 2017 if not utilized. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.5 million against a Canadian foreign currency loss. The loss is capital in nature and at this time the Company has not identified any potential capital gains against which to offset the loss.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

The details of the Company’s 2006-2008 deferred tax assets and liabilities as of June 30, 2007 and 2008 are set forth below (in thousands):

	June 30,
	2006	2007	2008

Deferred tax assets
Loss reserves	$3,060	$5,372	$5,952
Depreciation and amortization	3,086	10,616	10,234
Accrued compensation	738	1,531	2,446
Other accrued expenses	300	3,154	1,998
Net operating loss carryforwards	40,386	34,718	30,187
Foreign tax credit carryforwards	—	38,569	45,705
Foreign capital loss carryforwards	—	1,411	1,473
Foreign currency swaps	—	3,009	11,128
Other	132	183	758

Total deferred tax assets	47,702	98,563	109,881
Valuation Allowance	(47,517)	(94,018)	(97,690)

Net deferred tax asset	$185	$4,545	$12,191

Deferred tax liabilities
Amortization and other temporary differences	$(4,539)	$(7,679)	$(13,267)
Foreign currency transactions	—	(5,034)	(9,085)

Total deferred tax liability	(4,539)	(12,713)	(22,352)

Net deferred tax liability	$(4,354)	$(8,168)	$(10,161)

The analysis of the change in the Company’s valuation allowance for the years ended June 30, 2006, 2007 and 2008 is set forth below (in thousands):

	June 30,
	2006	2007	2008

Balance at beginning of year	$(37,460)	$(47,517)	$(94,018)
(Provision)/benefit	(10,057)	(50,084)	(3,895)
Other additions/(deductions)	—	3,583	223

Balance at end of year	$(47,517)	$(94,018)	$(97,690)

Foreign, federal and state income taxes of approximately $20.4 million, $35.8 million and $29.2 million were paid during the years ended June 30, 2006, 2007 and 2008, respectively.

The aggregate increase in US deferred tax assets during the year was principally caused by the excess of foreign tax credit carry forwards generated from a taxable deemed dividend recorded during the current year offset in part by a reduction in deferred tax assets resulting from additional net operating loss utilization during the taxable years ended June 30, 2007 and June 30, 2008. The net operating loss carry forward at June 30, 2008 was $86.3 million. The reduction in net operating loss carry forwards during the year from $99.0 million to $86.3 million was caused by a combination of an adjustment of $3.7 million in the Company’s 2006 net operating loss carry forward and the anticipated utilization of $9.0 million of loss carry

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

forwards to offset U.S. tax on a taxable deemed dividend to be recorded during the current year. The analysis of the change in the Company’s net operating loss is set forth below (in millions):

Balance at July 1, 2007	$99.0
Adjustment of 2006 net operating loss	(3.7)
Utilization of 2004 net operating loss in 2008	(9.0)

Balance at June 30, 2008	$86.3

The Company believes that its ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million.

The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in its liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million which, if recognized, would decrease the effective tax rate. At June 30, 2008 the Company had $9.9 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect the effective tax rate. It is not anticipated that any portion of this reserve will reverse in the next 12 months.

The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions which remained materially unchanged form the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax position for fiscal 2008 follows:

Balance at July 1, 2007	$7,595
Net increases due to current year tax positions	2,324

Balance at June 30, 2008	$9,919

9.	Loss on Extinguishment of Debt

On June 16, 2006, the Company announced the pricing of an underwritten follow-on offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this follow-on offering, which on July 21, 2006 were used to redeem $70.0 million principal amount of the Notes. On October 30, 2006, the Company completed the refinancing of $198.0 million principal amount of the Notes and entered into the New Credit Agreement. On November 15, 2007 the Company redeemed the remaining $2.0 million principal amount outstanding of the Notes.

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

In connection with the redemptions of the aforementioned outstanding principal amounts of the Company’s Notes, the Company incurred related losses on the extinguishment of debt. For the periods presented, the loss incurred on the extinguishment of debt is as follows (in millions):

	2006	2007	2008

Call Premium	$—	$6.8	$0.1
Write-off of original issue discount, net	—	(1.4)	—
Tender premium	—	17.6	—
Write-off of previously capitalized deferred issuance costs, net	—	8.8	—

	$—	$31.8	$0.1

10.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $24.1 million, $27.8 million and $37.0 million for the years ended June 30, 2006, 2007 and 2008, respectively.

At June 30, 2008, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount

2009	$37,817
2010	31,337
2011	24,083
2012	17,888
2013	12,731
Thereafter	30,077

$153,933

11.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

On October 31, 2006, National Money Mart Company completed the acquisition of substantially all of the assets of 82 retail stores owned and operated by five existing National Money Mart Company franchisees (the “Canadian Acquisition”). The Canadian Acquisition was effected pursuant to five purchase agreements each dated October 31, 2006 by and among National Money Mart Company and the five existing National Money Mart Company franchisees (the “Purchase Agreements”). The total aggregate purchase price for the Canadian Acquisition was approximately $124.2 million cash. The Company allocated a portion of the purchase price to reacquired franchise rights for $41.8 million, loans receivable for $5.9 million, cash in stores for $3.3 million and other assets for $4.0 million. The Company’s Canadian Term Facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $69.2 million.

On November 12, 2006, the Company purchased substantially all of the assets of Money Corner, Inc., consisting of 23 financial services stores, predominately located in southwest Florida (the “Money Corner Acquisition”). The total aggregate purchase price for this acquisition was $30.0 million cash. The Company allocated a portion of the purchase price to loans receivable for $2.4 million, cash in stores for $1.0 million

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

and other assets for $0.8 million. The Company’s U.S. Revolving Facility was used to fund the purchase. The excess of the purchase price over the fair value of identifiable assets acquired was $25.8 million.

During the year ended June 30, 2007, the Company completed various other acquisitions resulting in an aggregate increase in goodwill of $2.2 million.

On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million cash including $2.0 million cash to secure certain indemnification claims. In addition, the agreement includes a maximum revenue-based earn-out of up to $3.0 million which is payable in February 2009 if the earn-out provisions are met. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 stores, which are located in Kansas and South Carolina. The Company completed the acquisition of the remaining three stores in Nebraska on March 11, 2008. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the acquisition. The excess purchase price over the fair value of identifiable assets acquired was $22.0 million and was recorded to goodwill.

On December 15, 2007, the Company consummated the acquisition of substantially all of the assets of 81 financial services stores and one corporate office in southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc. d/b/a/ The Check Cashing Store (“CCS”). The acquisition was effected pursuant to the terms of an asset purchase agreement dated October 11, 2007. The aggregate purchase price for the acquisition was $102.1 million cash, including $6.0 million in cash to secure certain indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $7.6 million, cash in stores for $2.1 million, fixed assets for $3.9 million and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired was $88.0 million and was recorded to goodwill.

On December 19, 2007, the Company entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a U.K. entity, which operates seven check cashing and single-payment consumer lending stores. The aggregate purchase price for the acquisition was approximately $4.2 million in cash, including $0.4 million to be held in escrow for 12 months to secure certain indemnification claims. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $3.6 million and was recorded to goodwill.

On February 26, 2008, the Company entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.2 million to the net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $1.2 million and was recorded to goodwill.

During fiscal 2008, the Company completed various smaller acquisitions in Canada and the United Kingdom; resulting in an aggregate increase in goodwill of $4.7 million.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

All of the goodwill acquired in the United States and the United Kingdom during the years ended June 30, 2007 and 2008 is deductible for tax purposes. In Canada, 75% of the goodwill acquired during the years ended June 30, 2007 and 2008 is deductible for tax purposes.

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2006	$208.9
Acquisitions:
82 Store Canadian Acquisition	69.3
Money Corner Acquisition	24.8
Other	2.2
Impairment loss	(22.5)
Foreign currency adjustment	10.8

Balance at June 30, 2007	$293.5

Acquisitions:
APL — U.S.	22.0
CCS — U.S.	88.0
Cash Your Cheque — U.K.	3.8
Unicash — Canada	1.2
Other	4.7
Purchase adjustments:
82 Store Canadian Acquisition	(0.1)
Money Corner	1.0
Foreign currency adjustment	5.3

Balance at June 30, 2008	$419.4

The following unaudited pro forma information for the years ended June 30, 2007 and 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Canadian acquisition, the Money Corner acquisition, the APL acquisition and the CCS acquisition. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal Year Ended June 30,
	2007	2008
	(Unaudited — in
	thousands except per
	share amounts)

Revenues	$537,382	$597,392
Net income	$(17,615)	$54,742
Net income per common share — basic	$(0.75)	$2.27
Net income per common share — diluted	$(0.75)	$2.23

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	We The People Restructuring Plan

In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and short term consumer lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. The restructuring plan includes the closing of all of the company-owned WTP locations and a focus on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, in a select group of targeted states.

As a result of the restructuring initiatives, in fiscal 2007, the Company incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives. In addition, the Company incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees, which is included in goodwill impairment and other charges on the statement of operations. There were no charges related to the WTP restructuring plan during fiscal 2008. See Note 13 for further discussion.

13.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2007 and the twelve months ended June 30, 2008 are as follows (in thousands):

	United States	Canada	United Kingdom	Total

Balance at June 30, 2006	$97,860	$61,092	$59,614	$218,566
Amortization of identifiable intangibles	(58)	—	—	(58)
Acquisition	25,126	109,406	2,779	137,311
Impairment loss	(28,469)	—	—	(28,469)
Foreign currency translation adjustments	—	9,167	5,164	14,331

Balance at June 30, 2007	$94,459	$179,665	$67,557	$341,681
Acquisition	111,047	1,870	8,940	121,857
Foreign currency translation adjustments	—	7,894	(701)	7,193

Balance at June 30, 2008	$205,506	$189,429	$75,796	$470,731

The following table reflects the components of intangible assets (in thousands):

	June 30, 2007	June 30, 2008
	Gross Carrying	Gross Carrying
	Amount(1)	Amount

Non-amortized intangible assets:
Goodwill	$293,462	$419,351
Reacquired franchise rights	48,219	51,380

	$341,681	$470,731

(1)	The Company reclassified accumulated amortization to goodwill and no longer carries accumulated amortization on its balance sheet. The Company currently has no amortizing intangible assets under SFAS 142.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill and Other Intangibles (continued)

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

Identifiable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2007, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the bases for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions (such as the discount rate used) and estimates (such as projections about operating performance in future periods) may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods.

In December 2006, due to the inability to integrate the WTP business with the Company’s existing check cashing and payday lending store network along with the litigation surrounding the WTP business, the Company approved and implemented a restructuring plan for the WTP business, which had previously been included in the Company’s U.S. reporting unit. Under the restructuring plan, the Company closed all of the company-owned WTP locations and focused on improving the performance and profitability of the document processing segment of the business by consolidating satellite processing centers and eliminating low volume products and related costs, while concentrating its sales effort, with respect to new WTP franchises, to a select group of targeted states. As a result of the restructuring and a reduced level of projected cash flows for the WTP business (described in Note 12), the Company determined an indicator of impairment existed related to the WTP goodwill. The Company tested this goodwill for impairment as required under SFAS 142. As a result of the impairment test, an impairment charge of approximately $22.5 million was recorded, representing all of the goodwill related to the WTP acquisition, as management determined that the WTP business was never integrated into the U.S. reporting unit as originally planned and the U.S. reporting unit never realized the planned benefits of the WTP acquisition.

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

The Company assessed impairments of its intangible assets with finite lives, in accordance with the provisions of SFAS 142. The Company periodically reviewed the carrying value of its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the test indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment would be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measured fair value by discounting estimated future cash flows from such assets and, accordingly, actual results could vary significantly from such estimates. In December 2006, due to continued operating losses in the WTP business associated with franchisee-operated stores, franchise agreements were tested for recoverability, resulting in an impairment charge of approximately $0.5 million. As of June 30, 2007 and 2008, the Company had no intangible assets with finite lives.

As of June 30, 2007 and 2008, there is no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Canadian Legal Proceedings

On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and the Company’s Canadian subsidiary on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The Company’s Canadian subsidiary’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding arbitrability in the class action context. As a result, the Company’s Canadian subsidiary brought a new application to stay the action and to decertify it. The plaintiff responded by bringing a cross-motion for summary judgment on selected issues. Both the application and the cross-motion were dismissed in June 2008. The Company’s Canadian subsidiary has brought appeals in respect of both the application and the cross-motion. Those appeals will be heard on October 17, 2008. The action is presently in the discovery phase and a trial, while not yet scheduled, is not expected until calendar year 2009.

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

On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against the Company’s Canadian subsidiary (“Money Mart”) on behalf of another former customer, Louise Parsons. Class certification was granted on March 14, 2007. An appeal from this certification decision was to be argued on February 8, 2008. As a result of recently released decisions of the Supreme Court of Canada regarding the interplay between arbitration clauses and class actions, Money Mart raised the issue of its arbitration clauses as a ground for appeal. The Court of Appeal responded by adjourning the appeal and remanding the matter to the motions judge to hear argument on Money Mart’s motion for a stay. That motion was argued on April 28 and 29, 2008 and was dismissed on May 13, 2008. Money Mart has appealed from that decision. The appeal is scheduled to be heard in January 2009 together with the certification appeal that was previously adjourned. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2009.

In December 2007 the plaintiffs delivered a motion in which they were seeking to add OPCO as a defendant to this action. In March 2008 an order was granted adding OPCO as a defendant in the action. On July 14, 2008 the plaintiffs’ motion to certify the action against OPCO and OPCO’s motion for a stay of the action were argued. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted and OPCO’s motion to stay the action was dismissed. OPCO is appealing the certification decision and is seeking to appeal the dismissal of its motion for a stay.

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

Canadian Legal Proceedings (continued)

On April 26, and August 3, 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against the Company’s Canadian subsidiary and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. The Company intends to defend these actions vigorously.

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

In March 2006, the Company reached a settlement in the Woods, Castillo and Williams actions and the court granted approval of that settlement in October of 2006. On January 11, 2007, the Company made a $5.8 million settlement distribution, including payment to the attorneys for fees and costs. On October 2, 2007, the court held a final accounting hearing regarding the distribution of the settlement funds. At that hearing, the court dismissed the consolidated cases.

On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in Chin. Bufil seeks class certification of the action against the Company for failure to provide meal and rest periods, failure to provide accurate wage statements and unlawful, unfair and fraudulent business practices under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the Chin case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil appealed both rulings. On April 17, 2008, the Court of Appeal issued its decision, and reversed the trial court’s ruling. The Company has filed a petition for review of that decision with the California Supreme Court, and the Company is awaiting a decision on that petition. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.

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

On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which has been granted. In July 2008, the parties agreed to postpone the arbitration and submit the matter to non-binding mediation. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.

On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County, North Carolina against Ira and Linda Distenfield and We The People Forms and Service Centers USA, Inc. (the “IDLD Parties”), as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the federal court and was granted an order compelling arbitration of the dispute. The plaintiffs have yet to file their arbitration demand. The

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

On May 10, 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. WTP and the Company deny the allegations and filed a motion with the court to compel arbitration of the plaintiffs’ claims, which was granted in July 2008.

On September 19, 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition on the Company’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and tremble damages

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Company intends to defend these allegations vigorously and believes that Fitzgibbons’ claims and her assertion of class status are without merit.

In March 2008, an arbitration case was filed by Beth Stubenrauch and Scrivener Enterprises, a former WTP franchisee in Boston, Massachusetts, against We The People USA, Inc., Dollar Financial Group, Inc., and Ira and Linda Distenfield, alleging that the respondents breached the franchise agreement, committed fraud and deceptive trade practices, and violated various California and Massachusetts business statutes by failing to comply with franchise offering disclosure laws in 2005. The complainants seek over $0.3 million in damages plus interest and attorneys’ fees. The Company believes the material allegations in the statement of complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.

On or about August 15, 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The Plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, Defendants violated Missouri law by engaging in: (i) an unauthorized law business, (ii) the unauthorized practice of law, and (iii) unlawful merchandising practices in the sale of its legal documents. The Plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and tremble damages pursuant to various Missouri consumer protection codes. The Company intents to defend these allegations vigorously and believes that Plaintiff’s claims and assertion of class status are without merit.

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

At June 30, 2007 and 2008, OPCO had 10 and 22, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $151.7 million and $11.9 million, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (“CDIC”). At

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Credit Risk (continued)

June 30, 2007 and 2008, the Company’s Canadian subsidiary had 28 and 32 bank accounts, respectively, totaling $11.9 million and $116.8 million, respectively, which exceeded CDIC limits. At June 30, 2007 and 2008 the Company’s United Kingdom operations had 36 and 47 bank accounts, respectively, totaling $8.6 million and $5.2 million, respectively. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

In December 2006, the Company entered into cross-currency interest rate swap transactions to hedge against the change in value of the Company’s U.K. Term Facility and Canadian Term Facility denominated in a currency other than OPCO’s foreign subsidiaries’ respective functional currency. Under these cross-currency interest rate swap agreements with the Company’s two swap counter-parties, the Company hedged $375 million of it’s debt. These financial institutions have strong credit ratings and management believes the credit risk related to these swaps is minimal. The aggregate unamortized notional amount of the swaps was $374.8 million and $409.3 at June 30, 2007 and 2008, respectively.

Prior to June 2007, the Company originated consumer loans on behalf of a domestic bank. For these consumer loans, at the time the funds were advanced to the borrower, the borrower signed a note and provided the lender with a post-dated check or a written authorization to initiate an automated clearinghouse charge to the borrower’s checking account for the loan principal plus a finance charge; on the due date of the loan (which was generally set at a date on or near the borrower’s next payday), the check or automated clearinghouse debit was presented for payment.

The Company had approximately $115.2 million of net consumer loans on its balance sheet at June 30, 2008 and approximately $81.9 million at June 30, 2007. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2008 and 2007 are reported net of a reserve of $8.5 million and $8.6 million, respectively, related to consumer lending. Loans in default at June 30, 2008 were $11.9 million, net of a $22.0 million allowance, and were $10.3 million, net of a $18.0 million allowance at June 30, 2007.

Activity in the allowance for loan losses during the fiscal years ended 2006, 2007 and 2008 was as follows (in thousands):

Allowances for Loan Losses

	Balance at	Provision for	Foreign	Transfer to
	Beginning of	Company-Funded	Currency	Other	Net Charge-	Balance at
Description	Period	Loan Losses	Translation	Accounts	Offs	End of Period

June 30, 2008
Loan loss allowance	$8,623	$6,498	$(129)	$—	$(6,526)	$8,466
Defaulted loan allowance	18,045	50,784	368	—	(47,230)	21,967
June 30, 2007
Loan loss allowance	5,365	6,126	464	—	(3,332)	8,623
Defaulted loan allowance	11,694	32,884	638	—	(27,171)	18,045
June 30, 2006
Loan loss allowance	2,747	16,651	158	(13,479)	(712)	5,365
Defaulted loan allowance	$—	$7,249	$273	$13,479	$(9,307)	$11,694

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Capital Stock

On June 16, 2006, the Company announced the pricing of an underwritten offering of 5,000,000 shares of the Company’s common stock at $16.65 per share. On June 21, 2006, the Company received $80.8 million in net proceeds in connection with this offering. The following table summarizes the use of funds (in millions):

Redeem a portion of OPCO’s outstanding principal amount of 9.75% Senior Notes due 2011 at a redemption price of 109.75%:
Principal	$70.0
Accrued interest	1.3
Redemption premium	6.8

Total cost of the partial redemption of 9.75% Senior Notes due 2011	78.1
Pay estimated fees and expenses with respect to the offering and the related transactions	0.6
Use the remaining proceeds for working capital and general corporate purposes	2.1

Total use of net proceeds	$80.8

17.	Geographic Segment Information

All operations for which geographic data is presented below are in one principal industry (financial services and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

2006
Identifiable assets	$257,655	$162,603	$131,567	$551,825
Goodwill and other intangibles, net	97,860	61,092	59,614	218,566
Sales to unaffiliated customers:
Check cashing	48,186	52,096	42,188	142,470
Fees from consumer lending	60,487	69,999	32,102	162,588
Money transfers	4,624	8,334	4,247	17,205
Franchise fees and royalities	5,655	5,302	—	10,957
Other	7,620	14,001	4,047	25,668

Total sales to unaffiliated customers	126,572	149,732	82,584	358,888
Interest expense, net	27,835	(994)	2,861	29,702
Depreciation and amortization	4,906	3,923	2,660	11,489
Litigation settlement costs	5,800	—	—	5,800
(Loss) income before income taxes	(33,304)	55,262	12,521	34,479
Income tax provision (benefit)	1,847	21,307	4,360	27,514

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2007
Identifiable assets	$270,534	$405,581	$157,504	$833,619
Goodwill and other intangibles, net	94,459	179,665	67,557	341,681
Sales to unaffiliated customers:
Check cashing	48,435	66,646	51,673	166,754
Fees from consumer lending	73,611	110,010	43,824	227,445
Money transfers	4,325	11,678	4,876	20,879
Franchise fees and royalities	3,877	3,081	—	6,958
Other	5,757	21,121	6,818	33,696

Total sales to unaffiliated customers	136,005	212,536	107,191	455,732
Interest expense, net	13,723	11,634	6,105	31,462
Depreciation and amortization	4,295	4,545	4,005	12,845
Loss on extinguishment of debt	31,784	—	—	31,784
Goodwill impairment and other charges	24,301	—	—	24,301
Mark to market — term loan	—	8,362	(811)	7,551
Proceeds from litigation settlements	(3,256)	—	—	(3,256)
(Loss) income before income taxes	(70,032)	57,757	17,807	5,532
Income tax provision	7,062	25,303	5,370	37,735

	United		United
	States	Canada	Kingdom	Total

2008
Identifiable assets	$282,650	$473,469	$191,118	$947,237
Goodwill and other intangibles, net	205,506	189,429	75,796	470,731
Sales to unaffiliated customers:
Check cashing	57,438	81,806	57,336	196,580
Fees from consumer lending	79,838	147,313	65,366	292,517
Money transfers	5,744	16,124	5,644	27,512
Franchise fees and royalities	2,589	2,409	—	4,998
Other	8,122	31,839	10,616	50,577

Total sales to unaffiliated customers	153,731	279,491	138,962	572,184
Interest expense, net	7,359	21,611	7,599	36,569
Depreciation and amortization	5,443	7,017	5,105	17,565
Loss on extinguishment of debt	97	—	—	97
Reserve for (proceeds from) litigation settlements	345	—	—	345
(Loss) income before income taxes	(4,178)	68,706	22,660	87,188
Income tax provision	3,491	25,721	6,803	36,015

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Derivative Instruments and Hedging Activities

Put Options

Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At June 30, 2008, the Company held put options with an aggregate notional value of C$36.0 million and GBP 5.4 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD exchange rates through December 31, 2008 and GBP-USD exchange rates through December 31, 2008. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three and six months ended June 30, 2008. As of June 30, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.2 million, net of tax, all of which is expected to be transferred to earnings in the next six months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at June 30, 2008 was $0.5 million and is included in prepaid expenses on the balance sheet.

Cross-Currency Interest Rate Swaps

In December 2006, the Company’s U.K. subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its Euro-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.45% per annum and receives a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that matures in October 2012 to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its USD-denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of this cross-currency interest rate swap, Dollar Financial U.K. Limited pays GBP at a rate of 8.36% per annum and it receives a rate of the three-month LIBOR plus 3.00% per annum on USD 40.0 million.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Derivative Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps (continued)

On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Consistent with the debt agreements, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains and losses related to the term loans and reclassifies as offsetting amount of the changes in fair value of the cross-currency swaps from accumulated other comprehensive income each period to corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of June 30, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $30.7 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2008 is a payable of $37.2 million and is included in fair value of derivatives on the balance sheet. During the twelve months ended June 30, 2008, the Company recorded $0.2 million in retained earnings related to the ineffective portion of these cash flow hedges.

19.	Related Party Transactions

On October 30, 2006, the Company completed the refinancing of its existing credit facilities and entered into a new $475 million credit facility, the New Credit Agreement. In connection with the New Credit Agreement, a former member of the Company’s Board of Directors participated as a lender under the New Credit Agreement in the amount of $10.0 million.

20.	Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	June 30,
	2006	2007	2008

Net income (loss)	$6,965	$(32,203)	$51,173
Foreign currency translation adjustment (3)	14,088	2,940	302
Fair value adjustments for cash flow hedges, net (1),(2)	(338)	4,426	(7,870)

Total comprehensive income (loss)	$20,715	$(24,837)	$43,605

(1)	Net of $0.1 million, $2.2 million and $3.8 million of tax for the years ended June 30, 2006, 2007 and 2008, respectively.

(2)	Net of $0.7 million, $0.8 million and $1.2 million which were reclassified into earnings for the years ended June 30, 2006, 2007 and 2008, respectively.

(3)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet was $34.6 million, $37.6 million and $37.9 million for the years ended June 30, 2006, 2007 and 2008, respectively.

Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on put options designated as cash flow hedges of $0.2 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $3.6 million at June 30, 2008, compared to net

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Comprehensive Income (Loss) (continued)

unrealized losses on put options designated as cash flow hedges of $0.3 million and net unrealized gains on cross-currency interest rate swaps designated as cash flow hedges of $4.3 million at June 30, 2007.

21.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2008 and 2007 are as follows:

					Year
		Three Months Ended			Ended
	September 30	December 31	March 31	June 30	June 30,
			(Unaudited)
		(In thousands except per share data)

Fiscal 2008:
Revenues	$130,856	$141,721	$149,313	$150,294	$572,184
Income before income taxes	$20,510	$21,900	$22,631	$22,147	$87,188
Net income	$12,054	$12,964	$13,829	$12,326	$51,173
Basic earnings per share	$0.50	$0.54	$0.57	$0.51	$2.12
Diluted earnings per share	$0.49	$0.52	$0.56	$0.51	$2.08
Fiscal 2007:
Revenues	$101,285	$112,630	$119,604	$122,213	$455,732
Income (loss) before income taxes	$5,830	$(36,962)	$18,910	$17,754	$5,532
Net (loss) income	$(1,744)	$(52,432)	$11,692	$10,281	$(32,203)
Basic (loss) earnings per share	$(0.07)	$(2.23)	$0.49	$0.44	$(1.37)
Diluted (loss) earnings per share	$(0.07)	$(2.23)	$0.48	$0.45	$(1.37)

22.	Subsequent Events

On June 30, 2008 the Company, as part of a process to rationalize its United States markets, made a determination to close 24 of its unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. Customers from these stores have been transitioned to other Company stores in close proximity to the stores affected . As of June 30, 2008, the Company has paid, or accrued for, $0.2 million related to severance costs and took a charge of $0.4 million related to the write-down of assets related to the 24 stores. These costs are included in other, net on the Statement of Operations.

In August 2008, the Company identified another 29 stores in the United States and 17 stores in Canada that are underperforming and which will be closed or merged into a geographically proximate store. The Company anticipates that the cease-use date for these stores will be in the Company’s first fiscal quarter ended September 30, 2008. Customers from these stores will be transitioned to other Company stores in close proximity to the stores affected. Severance costs and the write-down of assets are estimated to be $0.1 million and $1.9 million, respectively, the charges for which the Company anticipates will be in its first fiscal quarter.

The Company is currently determining the charge, if any, for any lease liability related to the closure of all these locations as outlined in the Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company believes that this charge will have an immaterial effect on the consolidated financial statements.

On July 18, 2008, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase in the aggregate up to $7.5 million of its outstanding common stock (including fees and commissions), which is the maximum amount of common stock the Company can repurchase pursuant to the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events (continued)

terms of its credit facility. Under this program, the Company may repurchase shares in open market purchases or through privately negotiated transactions as permitted under the Securities and Exchange Act of 1934 Rule 10b-18. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by the Company’s management. The purchases will be funded from existing cash balances.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance and Corporate Controller, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance and Corporate Controller have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting required by this Item is incorporated by reference herein to the section in Part II Item 8 of this Annual Report on Form 10-K titled “Financial Statements.”

(b)	Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm required by this Item is incorporated by reference herein to the section in Part II Item 8 of this Annual Report on Form 10-K titled “Financial Statements.”

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On August 28, 2008, our board of directors amended and restated our Amended and Restated Bylaws (the “Bylaws” and as amended and restated, the “Restated Bylaws”), which changes are effective as of August 28, 2008. The amendments revise Articles II, III and V of the Bylaws. The principal features of the amendments are as follows:

Article II, Section 3 (Notice of Stockholder Business and Nominations) of the Bylaws requires stockholders intending to make a director nomination or bring other business at an annual or special stockholders meeting to have provided us advance written notice of such nominations or business, generally between 60 and 90 days before the stockholders meeting.

The Restated Bylaws (i) explicitly provide that the Restated Bylaws apply to all stockholder nominations and proposals of business and are the exclusive means for a stockholder to submit such business, other than proposals governed by Rule 14a-8 of the federal proxy rules (which provides its own procedural requirements) and (ii) expand the required disclosure regarding the stockholders making such proposals or nominations to include, among other things, all ownership interests, derivative instruments and rights to vote any shares of any of our securities. In addition, the Restated Bylaws provide that in order for a person to be eligible as a nominee for election or reelection as a director, a nominee must complete a written questionnaire with respect to background qualifications.

The foregoing description of the Restated Bylaws is qualified in its entirety by reference to the full text of the Restated Bylaws, which are attached as Exhibit 3.4 to this Annual Report on Form 10-K and are incorporated in this report by reference.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers and Corporate Governance

The information required by this Item 10 with respect to executive officers, directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement, for the 2008 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is publicly available on our website at http://www.dfg.com/ethics.asp. Amendments to this code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed on the our website.

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

The information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders required by this Item is incorporated by reference herein to the section in Part II, Item 8 of this Annual Report on Form 10-K titled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) Exhibits.

(a)(3) Exhibits
Exhibit No.		Description of Document

2.1		Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(23)
3	.1(a)	Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3	.1(b)	Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3	.1(c)	Certificate of Change of Dollar Financial Group, Inc.(11)
3.2		Amended and Restated Bylaws of Dollar Financial Group, Inc.(2)
3.3		Amended and Restated Certificate of Incorporation of Dollar Financial Corp.(6)
3.4		Amended and Restated Bylaws of Dollar Financial Corp., as amended effective August 28, 2008
4.1		Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee(17)
4.2		Fourth Supplemental Indenture, dated October 27, 2006 among Dollar Financial Group, Inc., a New York corporation, Dollar Financial Corp., a Delaware corporation (“DFC”), the guarantors named therein and U.S. Bank National Association, as trustee(13)
4.3		Supplemental Indenture, dated as of February 22, 2005, between WTP Acquisition Corp., a direct subsidiary of Dollar Financial Group, Inc., and U.S. Bank National Association, as trustee under the indenture(11)
4.4		Indenture dated as of November 13, 2003, among Dollar Financial Group, Inc., the Guarantors (as defined therein) and U.S. National Bank Association as Trustee with respect to Dollar Financial Group, Inc.’s 9.75% Senior Notes due 2011(2)
4.5		Form of 9.75% Senior Notes due 2011 with Guarantees endorsed thereon(2)
4.6		Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers(17)
4.7		Registration Rights Agreement, dated June 23, 2005, for $30,000,000 Dollar Financial Group, Inc. 9.75% Senior Notes Due 2011(9)
4.8		Registration Rights Agreement, dated as of May 6, 2004, by and among the Dollar Financial Group, Inc., the Guarantors (as defined therein), and the Initial Purchaser (as defined therein)(5)
10	.1(a)	Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of October 30, 2006(13)
10	.1(b)	First Amendment to Credit Agreement dated May 22, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp., parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto(16)

(a)(3) Exhibits
Exhibit No.		Description of Document

10	.1(c)	Second Amendment to Credit Agreement dated June 20, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp. parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto(16)
10	.2*	Dollar Financial Corp. 1999 Stock Incentive Plan(12)
10	.3*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(18)
10	.4*	Form of Stock Option Agreement for 2005 Stock Incentive Plan(8)
10	.5*	Form of Stock Option Grant Notice for 2005 Stock Incentive Plan(8)
10	.6*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of June 28, 2007(18)
10	.7*	Dollar Financial Corp. Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(18)
10	.8*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants(19)
10	.9*	Dollar Financial Corp. Special Retention Award Letter to Randy Underwood(19)
10	.10*	Dollar Financial Corp. Special Retention Award Letter to Paul Mildenstein(19)
10	.11*	Dollar Financial Corp. Fiscal 2006 Cash Bonus Plan(21)
10	.12*	Dollar Financial Corp. Fiscal 2007 Cash Bonus Plan(21)
10	.13*	Dollar Financial Corp. Fiscal 2008 Cash Bonus Plan(21)
10	.14*	Dollar Financial Corp. 2008 Key Management Bonus Plan(21)
10.15		Dollar Financial Corp. Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund L.P, a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and Dollar Financial Corp.(2)
10.16		Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(6)
10.17		Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(7)
10	.18*	Employment Agreement, by and among Dollar Financial Group, Inc., Dollar Financial Corp., and Jeffrey A. Weiss, dated October 5, 2007(22)
10	.19*	Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt(3)
10	.20*	Amendment No. 1 to Employment Agreement by and among Donald Gayhardt, the Company and DFG, dated April 9, 2007(15)
10	.21*	Amended and Restated Employment Agreement, by and between Dollar Financial Group, Inc. and Roy W. Hibberd, dated May 14, 2008(26)
10	.22*	Offer Letter, dated March 21, 2007, by and between the Company and Norman Miller(14)
10	.23*	Amended and Restated Employment Agreement, by and between Dollar Financial Group, Inc. and Norman Miller, dated May 14, 2008(26)
10	.24*	Amended and Restated Employment Agreement, by and between Dollar Financial Group, Inc. and Randall Underwood, dated May 15, 2008(26)

(a)(3) Exhibits
Exhibit No.		Description of Document

10	.25*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated April 9, 2007(15)
10	.26*	Amended and Restated Service Agreement, between Dollar Financial UK Limited and Paul Mildenstein, dated September 11, 2007(20)
10	.27*	Letter Agreement with Donald Gayhardt for the Acceleration of Options, dated June 30, 2005(10)
10	.28*	Letter Agreement with Jeff Weiss for the Acceleration of Options, dated June 30, 2005(10)
10.29		Form of Director Indemnification Agreement(4)
10.30		Form of Guaranty(11)
10	.31*	Form of Restricted Stock Grant Document for the 2005 Stock Incentive
10	.32*	Dollar Financial Corp. 2007 Equity Incentive Plan(24)
10	.33*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. 2005 Stock Incentive Plan(25)
10.34		Consulting Agreement, by and between Dollar Financial Group, Inc. and Donald F. Gayhardt, dated June 1, 2008(27)
10	.35*	Letter Agreement with Donald F. Gayhardt for the Extension of the Exercise Period for Stock Options, dated May 30, 2008(27)
21.1		Subsidiaries of the Registrant(11)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)
31.2		Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)
31.3		Certification of Senior Vice President, Finance and Corporate Controller Pursuant to Title 17, Code of Federal Regulations, Section 240.13a - 14(a) or Section 240.15d - 14(a)
32.1		Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Senior Vice President, Finance and Corporate Controller Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221)
(2)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)
(3)		Incorporated by reference to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on March 12, 2004 (File No. 333-113570)
(4)		Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)
(5)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on July 6, 2004 (File No. 333-111473)
(6)		Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on July 7, 2004 (File No. 333-113570)
(7)		Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)
(8)		Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)
(9)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 24, 2005 (File No. 000-50866)

(a)(3) Exhibits
Exhibit No.	Description of Document

(10)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 7, 2005 (File No. 000-50866)
(11)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on July 28, 2005 (File No. 333-126951-17)
(12)	Incorporated by reference to the Registration Statement on Form S-8 filed by Dollar Financial Corp. on March 15, 2005 (File No. 333-123320)
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Group, Inc. on November 2, 2006 (File No. 000-50866)
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 23, 2007 (File No. 000-50866)
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 13, 2007 (File No. 000-50866)
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 26, 2007 (File No. 000-50866)
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 19, 2007 (File No. 000-50866)
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 11, 2007 (File No. 000-50866)
(21)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 18, 2007 (File No. 000-50866)
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on October 9, 2007 (File No. 000-50866)
(23)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 21, 2007 (File No. 000-50866)
(25)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866)
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 15, 2008 (File No. 000-50866)
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 5, 2008 (File No. 000-50866)

*	Management contracts and compensatory plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on August 28, 2008.

DOLLAR FINANCIAL CORP.

By:	/s/ RANDY UNDERWOOD
Randy Underwood
Executive Vice President and Chief Financial
Officer (principal financial and accounting
officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on August 28, 2008 in the capacities indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	August 28, 2008

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 28, 2008

/s/ DAVID JESSICK David Jessick	Director	August 28, 2008

/s/ KENNETH SCHWENKE Kenneth Schwenke	Director	August 28, 2008

/s/ CLIVE KAHN Clive Kahn	Director	August 28, 2008

/s/ JOHN GAVIN John Gavin	Director	August 28, 2008

/s/ RON MCLAUGHLIN Ron Mclaughlin	Director	August 28, 2008

/s/ MICHAEL KOOPER Michael Kooper	Director	August 28, 2008

The registrant has not sent (1) any annual report to security holders covering the registrant’s last fiscal year or (2) any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.