Form 10-Q
period 2008-09-30
DOLLAR FINANCIAL CORP
filed 2008-11-10
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2008, 23,955,394 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	September 30,
	2008	2008
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$214,028	$204,695
Loans receivable, net:
Loans receivable	123,683	123,377
Less: Allowance for loan losses	(8,466)	(9,053)

Loans receivable, net	115,217	114,324
Loans in default, net of an allowance of $21,967 and $22,943	11,930	14,560
Other receivables	11,031	11,554
Prepaid expenses and other current assets	18,938	19,419
Current deferred tax asset, net of valuation allowance of $4,335 and $4,335	471	365

Total current assets	371,615	364,917
Deferred tax asset, net of valuation allowance of $93,355 and $94,407	11,720	8,797
Property and equipment, net of accumulated depreciation of $98,302 and $97,277	68,033	63,196
Goodwill and other intangibles	470,731	455,348
Debt issuance costs, net of accumulated amortization of $4,656 and $5,345	15,108	13,984
Other	10,030	13,368

Total Assets	$947,237	$919,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,054	$44,464
Income taxes payable	12,194	9,418
Accrued expenses and other liabilities	32,189	30,982
Debt due within one year	13,501	16,874
Current deferred tax liability	—	182

Total current liabilities	108,938	101,920
Fair value of derivatives	37,214	16,647
Long-term deferred tax liability	22,352	21,152
Long-term debt	574,017	567,957
Other non-current liabilities	11,391	10,999
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,229,178 shares and 24,270,259 shares issued and outstanding at June 30, 2008 and September 30, 2008, respectively	24	24
Additional paid-in capital	255,197	257,277
Accumulated deficit	(95,950)	(82,565)
Accumulated other comprehensive income	34,054	26,199

Total stockholders’ equity	193,325	200,935

Total Liabilities and Stockholders’ Equity	$947,237	$919,610

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2007	2008
Revenues:
Check cashing	$45,663	$48,532
Fees from consumer lending	68,509	81,498
Money transfer fees	5,960	7,610
Franchise fees and royalties	1,341	1,177
Other	9,383	14,259

Total revenues	130,856	153,076

Store and regional expenses:
Salaries and benefits	35,237	40,803
Provision for loan losses	14,806	15,251
Occupancy	9,274	11,324
Depreciation	2,809	3,592
Returned checks, net and cash shortages	4,656	6,135
Telephone and communications	1,652	2,079
Advertising	2,103	2,812
Bank charges and armored carrier service	3,056	3,633
Other	10,472	13,637

Total store and regional expenses	84,065	99,266

Store and regional margin	46,791	53,810

Corporate and other expenses:
Corporate expenses	17,863	19,734
Other depreciation and amortization	919	1,040
Interest expense, net	8,089	9,449
Loss on store closings and other, net	(590)	4,976

Income before income taxes	20,510	18,611
Income tax provision	8,456	5,226

Net income	$12,054	$13,385

Net income per share:
Basic	$0.50	$0.55
Diluted	$0.49	$0.55

Weighted average shares outstanding:
Basic	24,054,916	24,178,350
Diluted	24,547,964	24,371,126
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Outstanding		Paid-in	(Deficit)	Income	Equity
	Shares	Amount	Capital	Income	(Loss)	(Deficit)
Balance, June 30, 2008 (audited)	24,229,178	$24	$255,197	$(95,950)	$34,054	$193,325

Comprehensive income:
Foreign currency translation					(11,196)	(11,196)
Cash Flow Hedges					3,341	3,341
Net Income				13,385		13,385

Total comprehensive income						5,530
Restricted stock grants	20,615
Stock options exercised	251,220	—	3,257			3,257
Vested portion of granted restricted stock and restricted stock units			1,895			1,895

Purchase and retirement of treasury shares	(221,400)		(3,469)			(3,469)
Retirement of common stock	(9,354)
Other stock compensation			397			397

Balance, September 30, 2008 (unaudited)	24,270,259	$24	$257,277	$(82,565)	$26,199	$200,935

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$12,054	$13,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,562	5,474
Provision for loan losses	14,806	15,251
Non-cash stock compensation	836	2,292
Losses on store closings	53	1,761
Deferred tax provision	1,127	380
Other, net	245	—
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(17,290)	(23,460)
Increase in prepaid expenses and other	(3,911)	(3,507)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,414	(7,222)

Net cash provided by operating activities	18,896	4,354
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,747)	—
Additions to property and equipment	(6,300)	(5,233)

Net cash used in investing activities	(24,047)	(5,233)
Cash flows from financing activities:
Decrease in restricted cash	(1,164)	—
Proceeds from the exercise of stock options	321	3,257
Purchase of company stock	—	(3,469)
Other debt payments	(1,138)	(990)
Net increase in revolving credit facilities	—	4,297
Payment of debt issuance and other costs	(114)	(103)

Net cash (used in) provided by financing activities	(2,095)	2,992
Effect of exchange rate changes on cash and cash equivalents	8,717	(11,446)

Net increase (decrease) in cash and cash equivalents	1,471	(9,333)
Cash and cash equivalents at beginning of period	290,945	214,028

Cash and cash equivalents at end of period	$292,416	$204,695

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively the “Company”). Dollar Financial Corp is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of Dollar Financial Corp consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,377 locations (of which 1,064 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 30 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,291 locations (including 1,064 company-owned) in 21 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign currency exchange and various other related services. Also included in this network is the Company’s business, We The People USA, Inc., acquired in March 2005, which offers retail based legal document processing services through a network of 86 franchised locations in 18 states.
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
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income, total assets, total liabilities or stockholders’ equity.
Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options, restricted stock and restricted stock units. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Earnings per Share (continued)

	Three Months Ended
	September 30,
	2007	2008
Net income	$12,054	$13,385
Reconciliation of denominator:

Weighted average of common shares outstanding — basic [1]	24,055	24,178

Effect of dilutive stock options [2]	469	164
Effect of unvested restricted stock and restricted stock unit grants [2]	24	29

Weighted average of common shares outstanding — diluted	24,548	24,371

(1)	Excludes 97,614 shares and 40,614 shares of unvested restricted stock, which is included in total outstanding common shares as of September 30, 2007 and 2008, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options, restricted stock and restricted stock units was determined under the treasury stock method.
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
The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) states that 1,718,695 shares of its common stock may be awarded to employees or consultants to or directors of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted after January 24, 2015.
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
Compensation expense related to share-based compensation included in the statement of operations for the three months ended 2007 and 2008 was $0.7 million, net of related tax effects, for each period.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended
	September 30,
	2007(1)	2008
Expected volatility	N/A	43.9%
Expected life (years)	N/A	6.0
Risk-free interest rate	N/A	3.42%
Expected dividends	N/A	None
Weighted average fair value	N/A	$7.84

(1)	There were no awards granted during the three months ended September 20, 2007.
A summary of the status of stock option activity for the three months ended September 30, 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2008 (1,028,778 shares exercisable)	1,542,363	$16.25	7.8	$1.6
Granted	21,825	$16.71
Exercised	(251,220)	$12.97
Forfeited or expired	(18,007)	$18.24

Options outstanding at September 30, 2008	1,294,961	$16.87	7.8	$1.0

Exercisable at September 30, 2008	814,503	$15.61	6.9	$1.0

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2008 was $1.5 million and was $0.6 million for the three months ended September 30, 2007. As of September 30, 2008, the total unrecognized compensation cost over a weighted-average period of 2.4 years, related to stock options, is expected to be $3.0 million. Cash received from stock options exercised for the three months ended September 30, 2008 and 2007 was $3.3 million and $0.3 million, respectively.
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
Information concerning unvested restricted stock awards is as follows:

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2008	52,305	$21.90
Vested	(9,363)	19.52
Forfeited	(2,328)	18.53

Outstanding at September 30, 2008	40,614	$22.64

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2008	226,802	$21.32
Granted	8,734	$16.71
Vested	(20,615)	$21.86
Forfeited	(7,009)	$22.61

Outstanding at September 30, 2008	207,912	$21.03
As of September 30, 2008, there was $5.3 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively.
Recent Accounting Pronouncements
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard makes the measurement for fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS 157 on July 1, 2008. The credit valuation adjustments required by SFAS 157 did not impact the effectiveness assessments or materially impact the Company’s accounting for its cash flow hedging relationships.
On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
The provisions of SFAS 159 became effective for the Company on July 1, 2008. The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141, (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration are to be measured at fair value at the acquisition date. This Statement is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for the Company. However, the provisions of this Statement that amend FASB Statement No. 109 and Interpretation No. 48, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R.
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
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-a, are effective for the Company beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. The Company believes that FSP APB 14-a, will impact the accounting for its 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.0 million for the three months ended September 30, 2007 and approximately $2.2 million for the three months ended September 30, 2008, applied retrospectively beginning July 1, 2009.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions
The following acquisitions have been accounted for under the purchase method of accounting.
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash including $2.0 million in cash that will be held in escrow for 24 months to secure certain indemnification claims. In addition, the agreement includes a maximum revenue-based earn-out of up to $3.0 million which is payable in February 2009 if the earn-out provisions are met. This potential earnout is not included in the aforementioned purchase price. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 stores, which are located in Kansas and South Carolina. The Company completed the acquisition of the remaining three stores in Nebraska on March 11, 2008. The total aggregate purchase price for the 45 stores acquired was $29.3 million cash, including $2.0 million cash to be held in escrow for indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $22.0 million and was recorded to goodwill.
On December 15, 2007, the Company consummated the acquisition of substantially all of the assets of 81 financial services stores and one corporate office in southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc. d/b/a/ The Check Cashing Store (“CCS”). The acquisition was effected pursuant to the terms of an asset purchase agreement dated October 11, 2007. The aggregate purchase price for the acquisition was $102.1 million cash, including $6.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $7.6 million, cash in stores for $2.1 million, fixed assets for $3.9 million and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired was $88.0 million and was recorded as goodwill.
On December 19, 2007, the Company entered into a share purchase agreement to acquire all of the shares of Cash Your Cheque, Ltd, a U.K. entity, which operates seven check cashing and single-payment consumer lending stores. The aggregate purchase price for the acquisition was approximately $4.2 million in cash, including $0.4 million to be held in escrow for 12 months to secure certain indemnification claims. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $3.6 million and was recorded as goodwill.
On February 26, 2008, the Company entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.2 million to the net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $1.2 million and was recorded as goodwill.
During fiscal 2008, the Company completed various smaller acquisitions in Canada and the United Kingdom; resulting in an aggregate increase in goodwill of $4.7 million. There were no acquisitions during the first quarter of fiscal 2009.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2007	$293.5

Acquisitions:
APL — U.S.	22.0
CCS — U.S.	88.0
Cash Your Cheque — U.K.	3.8
Unicash — Canada	1.2
Other	4.7
Purchase adjustments:
82 Store Canadian Acquisition	(0.1)
Money Corner	1.0
Foreign currency adjustment	5.3

Balance at June 30, 2008	$419.4

Foreign currency adjustment	(13.2)

Balance at September 30, 2008	$406.2

The following unaudited pro forma information for the three months ended September 30, 2007 and 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and the income tax impact as of the respective purchase dates of the APL acquisition and the CCS acquisition. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended
	September 30,
	2007	2008
	(Unaudited in thousands
	except per share amounts)
Revenue	$145,903	$153,076
Net income	$15,825	$13,385
Net income per common share — basic	$0.66	$0.55
Net income per common share — diluted	$0.64	$0.55
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the fiscal year ended June 30, 2008 and the three months ended September 30, 2008 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2007	$94,459	$179,665	$67,557	$341,681
Acquisition	111,047	1,870	8,940	121,857
Foreign currency translation adjustments	—	7,894	(701)	7,193

Balance at June 30, 2008	$205,506	$189,429	$75,796	$470,731
Acquisition	3	—	6	9
Foreign currency translation adjustments	—	(7,371)	(8,021)	(15,392)

Balance at September 30, 2008	$205,509	$182,058	$67,781	$455,348

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30,	September 30,
	2008	2008
	Gross Carrying	Gross Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$419,351	$406,190
Reacquired franchise rights	51,380	49,158

	$470,731	$455,348

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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against OPCO and the Company’s Canadian subsidiary, Money Mart, on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
prohibiting further alleged usurious charges. Money Mart’s motion to stay the action on grounds of arbitrability was denied. The Company’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding arbitrability in the class action context. As a result, Money Mart brought a new application to stay the action and to decertify it. The plaintiff responded by bringing a cross-motion for summary judgment on selected issues. Both the application and the cross-motion were dismissed in June 2008. Money Mart has brought appeals in respect of both the application and the cross-motion. Those appeals were heard on October 17, 2008. The Court orally dismissed the appeal from the summary judgment motion, thereby affirming the Company’s substantive defenses for trial. The Court reserved its decision with respect to the stay appeal. The action is presently in the discovery phase and trial is scheduled to commence at the end of April 2009.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against Money Mart, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from Money Mart in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, Money Mart settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyers advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, Money Mart commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. That action has not proceeded past the pleadings stage.
On March 5, 2007, a former customer, H. Craig Day, commenced an action against OPCO, Money Mart and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from Money Mart in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Young action but relate to a claim period that commences before and ends after the claim period in the Young action and excludes the claim period described in that action.
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against Money Mart and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification of the action against Money Mart alone, which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying certification. On June 14, 2006, the original judge granted the requested order and Money Mart’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. An appeal from this certification decision was to be argued on February 8, 2008. As a result of recently released decisions of the Supreme Court of Canada regarding the interplay between arbitration clauses and class actions, Money Mart raised the issue of its arbitration clauses as a ground for appeal. The Court of Appeal responded by adjourning the appeal and remanding the matter to the motions judge to hear argument on Money Mart’s motion for a stay. That motion was argued on April 28 and 29, 2008 and was dismissed on May 13, 2008. Money Mart has appealed from that decision. The appeal is scheduled to be heard in January 2009 together with the certification appeal that was previously adjourned. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2009.
In December 2007 the plaintiffs delivered a motion in which they were seeking to add OPCO as a defendant to this action. In March 2008 an order was granted adding OPCO as a defendant in the action. On July 14, 2008 the plaintiffs’ motion to certify the action

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
against OPCO and OPCO’s motion for a stay of the action were argued. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted and OPCO’s motion to stay the action was dismissed. OPCO is appealing the certification decision and has obtained leave to appeal the dismissal of its motion for a stay. These appeals will be heard together with the Money Mart appeals in January, 2009.
Similar purported class actions have been commenced against Money Mart in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario actions referred to above.
On April 26, and August 3, 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against Money Mart and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. The Company intends to defend these actions vigorously.
At this time it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of these matters.
California Legal Proceedings
On September 11, 2006, plaintiff Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil seeks class certification of the action against the Company alleging that the Company had failed to provide non-management employees with meal and rest breaks required under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the previous case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil appealed both rulings. On April 17, 2008, the Court of Appeal reversed the trial court’s ruling. The Company filed a petition for review of that decision with the California Supreme Court, but on July 30, 2008 the Court denied the petition. Accordingly, the case has been remitted to the trial court and a hearing to consider the certification of the class has been scheduled for March 2009. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 26, 2007, the San Francisco City Attorney (“City Attorney”) filed a complaint in the name of the People of the State of California in the Superior Court of the State of California, County of San Francisco, against Monetary Management of California, Inc. and Money Mart Express, Inc., both subsidiaries of OPCO. The complaint alleges that OPCO’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware or by brokering installment loans made by the bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. Discovery is proceeding in state court and no trial date has been set. On February 28, 2008, the City Attorney advised that he intends to amend the complaint to challenge the legality of short-term deferred deposit loans made by the bank and marketed and serviced by OPCO and/or its subsidiaries. On October 3, 2008, the City Attorney requested that OPCO’s subsidiaries consent to the proposed amendment, which was refused, and on October 20, 2008, the court directed the City Attorney to file any motion for leave to amend the complaint so that the motion can be heard on December 22, 2008. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. An action filed by the United States Trustee for the District of Idaho alleges that WTP and its Boise area franchisee violated various bankruptcy regulations as they relate to bankruptcy petition preparers and the unauthorized practice of law (“UPL”) regulations. There are two stores operated by franchisees in Idaho. This case seeks damages and/or injunctive relief, which could prevent the Company and/or its franchisees from processing legal documents in accordance with the Company’s present business model. This matter was settled with the U.S. Trustee in July 2008 with terms that allow WTP to continue selling bankruptcy documents.
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which has been granted. In July 2008, the parties agreed to postpone the arbitration and submit the matter to non-binding mediation, which is currently scheduled for November 2008. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously.
On or about February 8, 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County, North Carolina against Ira and Linda Distenfield and the Former WTP (the “IDLD Parties”), as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the federal court and was granted an order compelling arbitration of the dispute. The plaintiffs have yet to file their arbitration demand. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
On or about March 27, 2007 Daryl Buchanan, Daniel Buchanan and Paul Lieberman filed a complaint against WTP in the United States District Court in Connecticut alleging that WTP breached their franchise agreement by failing to refund their franchise fee of approximately $0.2 million. The parties thereafter agreed to submit this dispute to arbitration. The parties have agreed to settle this matter for a nominal amount.
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
On May 10, 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. WTP and the Company deny the allegations and filed a motion with the court to compel arbitration of the plaintiffs’ claims, which was granted in July 2008. In October 2008, the plaintiff filed a request to arbitrate with relief requested in the amount of $0.4 million plus damages.
On September 19, 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition of the Company’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and tremble damages pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Court granted, in part, the Company’s motion to dismiss certain claims alleged by the plaintiffs. The Company intends to defend these allegations vigorously and believes that Fitzgibbons’ claims and her assertion of class status are without merit.
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
On or about August 15, 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business, (ii) the unauthorized practice of law, and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. The Company intends to defend these allegations vigorously and believes that plaintiff’s claims and assertion of class status are without merit.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Capital Stock
On July 21, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to $7.5 million of its outstanding common stock, which is the maximum amount of common stock the Company can repurchase pursuant to the terms of its credit facility.
Under the plan authorized by its Board of Directors, the Company may repurchase shares in open market purchases or through privately negotiated transactions as permitted under Securities Exchange Act of 1934 Rule 10b-18. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by the Company’s management. The purchases will be funded from existing cash balances.
During the three months ended September 30, 2008, the Company repurchased 221,400 shares of its common stock at a cost of approximately $3.5 million. In October 2008, the Company purchased an additional 314,399 shares of its common stock at a cost of approximately $4.0 million, thus completing its stock repurchase plan.
6. Fair Value Measurements
The provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) became effective for the Company on July 1, 2008. The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s consolidated financial statements.
On July 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information.
Fair Value Hierarchy Tables
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.
Derivative Instruments
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Fair Value Measurements (continued)
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	September 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Derivative financial instruments	$—	$949	$—	$949

Liabilities
Derivative financial instruments	$—	$16,647	$—	$16,647
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.
7. Loss on Store Closing and Other Restructuring
On June 30, 2008 the Company, as part of a process to rationalize its United States markets, made a determination to close 24 of its unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. Customers from these stores have been transitioned to other Company stores in close proximity to the stores affected. As of June 30, 2008, the Company accrued for $0.2 million related to severance costs and recorded a charge of $0.4 million related to the write-down of assets related to the 24 stores. These costs were included in “Loss on store closings and other, net” on the statement of operations.
In August 2008, the Company identified an additional 29 stores in the United States and 17 stores in Canada that were underperforming or overlapping and which were closed or merged into a geographically proximate store. The cease-use date for 44 of these stores was in September 2008 with the cease-use date of the final two U.S. stores completed in the month of October. Customers from these stores were transitioned to other Company stores in close proximity to the stores affected.
During the three months ended September 30, 2008, the Company recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.3 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within “Loss on store closings and other, net” on the statements of operations. Of the $4.9 million charge, $2.6 million related to the United States geographic segment and $2.3 million for Canadian geographic segment. The closure of the stores in both the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Loss on Store Closing and Other Restructuring (continued)
Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

	Severance and
	Other	Store Closure
	Retention Benefits	Costs	Total
Balance at June 30, 2008	$0.2	$—	$0.2
Charge recorded in earnings	0.6	4.3	4.9
Amounts paid	(0.6)	(0.8)	(1.4)
Non-cash charges	—	(1.8)	(1.8)

Balance at September 30, 2008	$0.2	$1.7	$1.9

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Geographic Segment Information
All operations for which geographic data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total
As of and for the three months ended September 30, 2007
Identifiable assets	$266,438	$454,332	$164,270	$885,040
Goodwill and other intangibles, net	106,985	191,731	70,355	369,071
Sales to unaffiliated customers:
Check cashing	11,041	20,115	14,507	45,663
Fees from consumer lending	15,988	37,971	14,550	68,509
Money transfer fees	972	3,688	1,300	5,960
Franchise fees and royalties	724	617	—	1,341
Other	1,267	5,915	2,201	9,383

Total sales to unaffiliated customers	29,992	68,306	32,558	130,856

Interest expense, net	980	5,232	1,877	8,089
Depreciation and amortization	1,094	1,430	1,204	3,728
Loss on store closings and other, net	64	(479)	(175)	(590)
(Loss) income before income taxes	(3,628)	19,309	4,829	20,510
Income tax provision (benefit)	(431)	7,414	1,473	8,456

	United		United
	States	Canada	Kingdom	Total
As of and for the three months ended September 30, 2008
Identifiable assets	$286,222	$461,286	$172,102	$919,610
Goodwill and other intangibles, net	205,509	182,058	67,781	455,348
Sales to unaffiliated customers:
Check cashing	14,437	20,543	13,552	48,532
Fees from consumer lending	22,803	37,197	21,498	81,498
Money transfer fees	1,592	4,409	1,609	7,610
Franchise fees and royalties	538	639	—	1,177
Other	2,860	7,525	3,874	14,259

Total sales to unaffiliated customers	42,230	70,313	40,533	153,076

Interest expense, net	4,264	3,267	1,918	9,449
Depreciation and amortization	1,457	1,716	1,459	4,632
Loss on store closings and other, net	3,156	1,826	(6)	4,976
Income before income taxes	(8,867)	18,650	8,828	18,611
Income tax provision (benefit)	(51)	3,171	2,106	5,226

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Derivative Instruments and Hedging Activities
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At September 30, 2008, the Company held put options with an aggregate notional value of C$0.5 million and GBP 0.3 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD exchange rates through December 31, 2008 and GBP-USD exchange rates through December 31, 2008. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three months ended September 30, 2008. As of September 30, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.4 million, net of tax, all of which is expected to be transferred to earnings in the next three months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at September 30, 2008 was $ 0.9 million and is included in prepaid expenses on the balance sheet.
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
Consistent with the hedged debt, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Consistent with the debt agreements, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts on a quarterly basis, and at maturity. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains and losses related to the term loans and reclassifies as offsetting amount of the changes in fair value of the cross-currency swaps from accumulated other comprehensive income each period to corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of September 30, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $15.0 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2008 is a payable of $16.6 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2008 there was no hedge ineffectiveness. The Company recorded $0.2 million in retained earnings related to the ineffective portion of these cash flow hedges during the three months ended September 30, 2007.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Comprehensive Income
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

	Three months ended
	September 30,
	2007	2008
Net income	$12,054	$13,385
Foreign currency translation adjustment(3)	3,293	(11,196)
Fair value adjustments for cash flow hedges, net(1)(2)	(5,365)	3,341

Total comprehensive income	$9,982	$5,530

(1)	Net of $2.4 million and $1.7 million of tax for the three months ended September 30, 2007 and 2008, respectively.

(2)	Net of $0.4 million and $0.3 million which were reclassified into earnings for the three months ended September 30, 2007 and 2008, respectively.

(3)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet at September 30, 2007 and 2008 were $40.9 million and $26.7 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on put options designated as cash flow hedges of $0.4 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $0.9 million at September 30, 2008, compared to net unrealized losses on put options designated as cash flow hedges of $0.4 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedges of $0.9 million at September 30, 2007.
11. Income Taxes
     The provision for income taxes was $5.2 million for the three months ended September 30, 2008 compared to a provision of $8.5 million for the three months ended September 30, 2007. The Company’s effective tax rate was 28.1% for the three months ended September 30, 2008 and was 41.2% for the three months ended September 30, 2007. The Company’s effective tax rate for the quarter ended September 30, 2008 is a combination of an effective rate of 47.0% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to its reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the Company’s first quarter 2009 provision for income taxes related to these two items was $3.5 million. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to its reserve for uncertain tax positions. Prior to the global debt restructuring in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At September 30, 2008 the Company maintained a deferred tax asset of $107.9 million which is offset by a valuation allowance of $98.7 million of which $1.0 million was provided for in the quarter. The change for the quarter in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets (“DTA”) and Valuation Allowances (“VA”) (in millions):

	DTA	VA	Net DTA
Balance at June 30, 2008	$109.9	$97.7	$12.2
Increase in US DTA/VA	1.1	1.1	—
Decrease in Foreign DTA/VA	(3.1)	(0.1)	(3.0)

Balance at September 30, 2008	$107.9	$98.7	$9.2
The specific changes to the DTA and VA components are discussed below.
The $107.9 million in deferred tax assets consists of $51.6 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $10.6 million in foreign deferred tax assets. At September 30, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $51.6 million, which reflects an increase of $1.1 million during the quarter. The net operating loss carry forward at September 30, 2008 was $86.2 million. The Company believes that its ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from its June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce its net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $10.6 million. Of this amount $1.4 million was recorded by the Company’s Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time the Company has not identified any potential for capital gains against which to offset the loss.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in its liability for unrecognized income tax benefits. At June 30, 2008, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At September 30, 2008 the Company had $8.5 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate. The reduction of $1.4 million during the quarter results due to an adjustment of $3.5 million related to the competent authority settlement discussed above partially offset by a current year increase in the reserve related to transfer pricing matters.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes (continued)
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had approximately $0.9 million of accrued interest related to uncertain tax positions which represents an increase of $0.2 million during the three months ended September 30, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

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
Most of our retail financial service locations issue single-payment consumer loans on the company-funded consumer loan model. We operate under a credit services organization (CSO) model for single-payment loans at our six Texas stores under the terms of which we guarantee, originate and service loans for a non-bank lender that comply with Texas law. Beginning April 2007, we ceased originating longer-term installment loans under a bank-funded model and transitioned, to the extent possible, those installment loan customers to company-funded short-term single-payment consumer loans. Beginning July 2007, we began offering company-funded CustomCash ® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008. In August 2007, we launched an internet single-payment loan site for residents of California and, in February 2008, for Arizona residents and plan to expand to other locations over time.
On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores for $29.3 million in cash, which included $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The agreement also included a maximum revenue-based earn out of up to $3.0 million which would be payable in February 2009. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores, 15 of which are located in Kansas, and one which is located in South Carolina. We acquired the remaining 3 stores, all of which are located in Nebraska, in March 2008. The total aggregate purchase price for the 45 stores that were acquired during fiscal 2008 was $29.3 million in cash.
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
On June 30, 2008 we, as part of a process to rationalize our United States markets, made a determination to close 24 of our unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. In August 2008, we identified another 29 stores in the United States and 17 stores in Canada that were underperforming and which were closed or merged into a geographically proximate store. The cease-use date for 44 of these stores was in September 2008 with the disposition of the final two U.S. stores completed in the month of October. Customers from these stores were transitioned to other Company stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.3 million consisting primarily of lease obligations and leasehold improvement write-offs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
On July 21, 2008, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to $7.5 million of our outstanding common stock, which is the maximum amount of common stock we can repurchase pursuant to the terms of our credit facility. For the three months ended September 30, 2008, we have repurchased 221,400 shares of our common stock at a cost of approximately $3.5 million. In October, we purchased an additional 314,399 shares of our common stock at a cost of approximately $4.0 million, thus completing our stock repurchase plan.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenues were $1.3 million and $1.2 million for the three months ending September 30, 2007 and 2008, respectively.
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
Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for anticipated losses for single-payment and other consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the recent economic downturn in the U.S. and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans. Accordingly, we have not modified our approach to determining our loan loss reserves.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment and other loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $14.6 million at September 30, 2008 and $11.9 million at June 30, 2008. The increase is primarily related to the acquisition in fiscal 2007 for APL and CCS.
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
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of September 30, 2008, there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognized threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment, if required, be made to the opening balance of our retained earnings balance beginning July 1, 2007. We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits.

Results of Operations
Revenue Analysis

	Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2007	2008	2007	2008
Check cashing	$45,663	$48,532	34.9%	31.7%
Consumer lending, net	68,509	81,498	52.4%	53.2%
Money transfer fees	5,960	7,610	4.6%	5.0%
Franchise fees and royalties	1,341	1,177	1.0%	0.8%
Other revenue	9,383	14,259	7.1%	9.3%

Total revenue	$130,856	$153,076	100.0%	100.0%

The Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007
Total revenues were $ 153.1 million for the three months ended September 30, 2008 compared to $130.9 million for the three months ended September 30, 2007, an increase of $ 22.2 million or 17.0%. Comparable store and franchise store revenues for the entire period increased $2.5 million or 2.0%. New store openings accounted for an increase of $3.9 million and new store acquisitions accounted for $17.6 million. Theses increases were partially offset by a decrease of $0.2 million in revenues related to the We The People business and $1.7 million in revenues from closed stores.
Relative to our products, consolidated check cashing revenue increased by 6.3%, or $2.9 million, year-over-year. Check cashing revenues from our U.S. business segment, which includes the contributions from the recent acquisitions in Southeast Florida and the Midwestern states, realized growth of 30.8%. On a consolidated basis, the face amount of checks cashed increased 10.7% and the number of checks cashed increased 11.6%. Consolidated consumer lending revenue was $81.5 million for the first quarter of fiscal 2009, representing an increase of 19.0% or $13.0 million compared to the prior year period. Consumer lending revenue in the United Kingdom increased by 47.8% while the U.S. consumer lending business increased by 42.7%. Money transfer fees for the quarter increased 27.7% year-over-year, driven by continued strong growth in our international markets. Other revenue, increased by 52.0% for the quarter, principally due to the success of the foreign exchange product, pawn merchandise sales, the debit card business and other ancillary products.
Currency rate changes in Canada contributed $0.3 million of the revenue increase for the quarter, while currency rate changes in the United Kingdom caused a decrease of $2.1 million for the quarter. On a constant currency basis, revenues in Canada and the United Kingdom for the quarter increased $1.8 million and $10.1 million, respectively primarily due to revenues from our consumer loan products as well as VISA® and Master Card® brand debit card and foreign currency sales. Revenues from franchise fees and royalties decreased by $ 0.2 million primarily due to the acquisitions of franchise stores.

Store and Regional Expense Analysis

	Three Months Ended September 30, 2008
			(Percentage of total
	($ in thousands)		revenue)
	2007	2008	2007	2008
Salaries and benefits	$35,237	$40,803	26.9%	26.7%
Provision for Loan Losses	14,806	15,251	11.3%	10.0%
Occupancy	9,274	11,324	7.1%	7.4%
Depreciation	2,809	3,592	2.1%	2.3%
Returned checks, net and cash shortages	4,656	6,135	3.6%	4.0%
Telephone and communications	1,652	2,079	1.3%	1.4%
Advertising	2,103	2,812	1.6%	1.8%
Bank Charges and armored carrier expenses	3,056	3,633	2.3%	2.4%
Other	10,472	13,637	8.0%	8.8%

Total store and regional expenses	$84,065	$99,266	64.2%	64.8%

The Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007
Store and regional expenses were $99.3 million for the three months ended September 30, 2008 compared to $84.1 million for the three months ended September 30, 2007, an increase of $15.2 million or 18.1%. The impact of foreign currency accounted for a decrease of $1.1 million. For the three months ended September 30, 2008 total store and regional expenses increased to 64.8% of total revenue compared to 64.2% of total revenue for the three months ended September 30, 2007. On a constant currency basis, store and regional expenses increased $1.3 million in Canada, $5.1 million in the United Kingdom and $9.9 million in the United States. The increase in Canada was primarily due to increases in provision for loan losses, occupancy expenses and other costs which are commensurate with the overall growth in Canadian revenues. Similarly, in the United Kingdom, the increase is primarily related to increases in provision for loan losses, occupancy and other costs commensurate with the growth in that country. In the United States, the increase is primarily due to salaries and occupancy as a result of the incremental costs associated with the two acquisitions recently completed.
Corporate and Other Expense Analysis

	Three Months Ended September 30, 2008
			(Percentage of total
	($ in thousands)		revenue)
	2007	2008	2007	2008
Corporate expenses	$17,863	$19,734	13.7%	12.9%
Other depreciation and amortization	919	1,040	0.7%	0.7%
Interest expense, net	8,089	9,449	6.2%	6.2%
Loss on Store Closings and Other, net	(590)	4,976	(0.5)%	3.3%
Income tax provision	8,456	5,226	6.5%	3.4%

The Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007
Corporate Expenses
Corporate expenses as a percentage of total revenue increased to $19.7 million as compared to the previous year’s quarter of $17.9 million, reflecting the previously announced increased investment in global management capabilities and infrastructure to support our enhanced global store expansion and product development strategies, and the continuation of our active global acquisitions initiative.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged, $1.0 million for the three months ended September 30, 2008 and $0.9 million for the three months ended September 30, 2007.
Interest Expense
Interest expense, net was $9.4 million for the three months ended September 30, 2008 compared to $8.1 million for the same period in the prior year. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the Convertible Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. Approximately $1.4 million of the increase in interest expense, net is associated with a decrease in interest income related to the lower amount of short-term invested cash for the three months ended September 30, 2008 compared to the same period in the prior year due to the aforementioned fiscal 2008 acquisitions.
Loss on store closings
We incurred a $4.9 million charge in the three months ended September 30, 2008 related to the closure of 53 underperforming stores in the United States and 17 underperforming stores in Canada. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.3 million consisting primarily of lease obligations and leasehold improvement write-offs.
Income Tax Provision
The provision for income taxes was $5.2 million for the three months ended September 30, 2008 compared to a provision of $8.5 million for the three months ended September 30, 2007. Our effective tax rate was 28.1% for the three months ended September 30, 2008 and was 41.2% for the three months ended September 30, 2007. Our effective tax rate for the quarter ended September 30, 2008 is a combination of an effective rate of 47.0% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our first quarter 2009 provision for income taxes related to these two items was $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At September 30, 2008 we maintained a deferred tax asset of $107.9 million which is offset by a valuation allowance of $98.7 million of which $1.0 million was provided for in the quarter. The change for the quarter in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets (“DTA”) and Valuation Allowances (“VA”) (in millions):

	DTA	VA	Net DTA
Balance at June 30, 2008	$109.9	$97.7	$12.2
Increase in US DTA/VA	1.1	1.1	—
Decrease in Foreign DTA/VA	(3.1)	(0.1)	(3.0)

Balance at September 30, 2008	$107.9	$98.7	$9.2
The specific changes to the DTA and VA components are discussed below.

The $107.9 million in deferred tax assets consists of $51.6 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $10.6 million in foreign deferred tax assets. At September 30, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $51.6 million, which reflects an increase of $1.1 million during the quarter. The net operating loss carry forward at September 30, 2008 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $10.6 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2008, we had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At September 30, 2008 we had $8.5 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The reduction of $1.4 million during the quarter results due to an adjustment of $3.5 million related to the competent authority settlement discussed above partially offset by a current year increase in the reserve related to transfer pricing matters.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had approximately $0.9 million of accrued interest related to uncertain tax positions which represents an increase of $0.2 million during the three months ended September 30, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Changes in Financial Condition
Cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, monthly and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2008, cash and cash equivalents decreased $9.3 million. Net cash provided by operating activities was $4.4 million for the three months ended September 30, 2008 compared to $18.9 million for the three months ended September 30, 2007. The decrease in net cash provided by operations was primarily the result of improved operating results offset by an increase in company funded loans and loans in default and the timing of our accounts payable payments.
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
Net cash provided by operating activities was $4.4 million for the three months ended September 30, 2008 compared to, $18.9 million for the three months ended September 30, 2007. The decrease in net cash provided from operating activities was primarily a result of improved operating results offset by an increase in company funded loans and loans in default as well as the timing of our accounts payable payments.
Net cash used in investing activities was $5.2 million for the three months ended September 30, 2008 compared to $24.0 million for the three months ended September 30, 2007. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For three months ended September 30, 2008, we made capital expenditures of $5.2 million and made no acquisitions compared to capital expenditures of $6.3 million and acquisitions of $17.7 million for the three months ended September 30, 2007. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $20.4 million during our fiscal year ending June 30, 2009. The increase in cash used in investing activities during the three months ended September 30, 2007 is primarily related to the acquisition of 26 stores in Missouri, Oklahoma, Arizona, Hawaii and Iowa.
Net cash provided by financing activities was $3.0 million for the three months ended September 30, 2008 compared to net cash used in financing activities of $2.1 million for the three months ended September 30, 2007. The cash provided by financing activities for the three months ended September 30, 2008 was primarily a result of a net drawdown on our revolving credit facilities and the proceeds from the exercise of stock options offset in part by the repurchase of our common stock. The cash used in financing activities during the three months ended September 30, 2007 was primarily a result of scheduled principal payments on our long term debt obligations.
New Credit Facilities. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement. The New Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. The Canadian Term Facility and the UK Term Facility mature on October 31, 2012. While the term loans contain variable interest rates, in December 2006 we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans denominated in a currency other than our foreign subsidiaries’ functional currency and to synthetically fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.
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
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used domestically in connection with letters of credit. At September 30, 2008, the borrowing capacity was $53.3 million. At September 30, 2008 there was $10.0 million outstanding indebtedness under the U.S. Revolving Facility and $0.9 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At September 30, 2008, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at September 30, 2008.

United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million , of which GBP 1.7 million ($3.1 million) was outstanding at September 30, 2008. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (currently 5.0%) plus 0.5%. The United Kingdom overdraft facility is secured by certain assets of our U.K. subsidiary and its subsidiaries.
Debt Due Within One Year As of September 30, 2008, debt due within one year consisted of $3.8 million mandatory repayment of 1.0% per annum of the original principal balance of the Canadian Term Facility and the UK Term Facility and $13.1 million under our revolving credit facilities.
Long-Term Debt. As of September 30, 2008, long term debt consisted of $200.0 million principal amount of Convertible Notes and $368.0 million in term loans due October 30, 2012 under the New Credit Agreement. On November 15, 2007, we redeemed the remaining $2.0 million principal amount of the 9.75% Notes at a redemption price of 104.875%, plus accrued and unpaid interest in the amount of $0.1 million.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2008, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$13,080	$13,080	$—	$—	$—
Long-term debt:

Term loans due 2012	371,751	3,794	7,587	360,370	—
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	144,201	35,809	51,576	28,873	27,943

Total contractual cash obligations	$729,032	$52,683	$59,163	$389,243	$227,943

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
Balance Sheet Variations
September 30, 2008 compared to June 30, 2008.
Cash and cash equivalents decreased to $204.7 million at September 30, 2008 from $214.0 million at June 30, 2008. The decrease is due primarily to the cash payment $3.5 million for the repurchase of 221,400 shares of the Company’s common stock during the three months ended September 30, 2008. This decrease is also attributable to the timing of payments related to accounts payable.

Deferred tax assets, net of valuation allowance decreased $3.0 million, from $12.2 million at June 30, 2008 to $9.2 million at September 30, 2008. The decrease is due primarily to the tax effect of the fair market value of the derivatives related to the cross-currency interest rate swaps used to hedge our cash flows related to our Canadian term loans that are denominated in a currency other than OPCO’s foreign subsidiaries’ functional currency.
Property and equipment, net of accumulated depreciation decreased $4.8 million from $68.0 million at June 30, 2008 to $63.2 million at September 30, 2008. The decrease is primarily attributable to a write-off of net fixed assets related to the closed North American stores and depreciation. The decrease is also attributable to the impact of the exchange rates on our foreign subsidiaries.
Goodwill and other intangibles decreased $15.4 million, from $470.7 million at June 30, 2008 to $455.3 million at September 30, 2008 primarily due to foreign currency translation adjustments of $15.4 million.
Accounts payable decreased $6.6 million from $51.1 million at June 30, 2008 to $44.5 million at September 30, 2008 primarily due to the timing of settlements with third-party vendors and our franchisees offset in part by a $1.3 million increase related to amounts due for the repurchase of 85,900 shares.
Fair value of derivatives decreased $20.6 million from $37.2 million at June 30, 2008 to $16.6 million at September 30, 2008 as a result of the effect of the change in the foreign currency exchange rates and interest rates on the fair value of our cash flow hedges.
The increase in debt due within one year of $3.4 million from $13.5 million at June 30, 2008 to $16.9 million at September 30, 2008 is due to outstanding borrowing under the U.S. Revolving Facility of $10.0 million. This was partially offset by a decrease in the outstanding balance of the U.K. Revolving Facility of $6.6 million.
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
Impact of Recent Accounting Pronouncement
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard makes the measurement for fair value more consistent and comparable and improves disclosures about those measures. We adopted this statement beginning July 1, 2008. The credit valuation adjustments required by SFAS 157 did not negatively impact the effectiveness assessments or materially impact our accounting for our cash flow hedging relationships.
On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 beginning July 1, 2008. The pronouncement has no effect on our financial statements and we have not elected the fair value option for any items on our balance sheet.

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
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-a, are effective for us beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. We believe that FSP APB 14-a, will impact the accounting for our 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.0 million for the three months ended September 30, 2007 and approximately $2.2 million for the three months ended September 30, 2008, applied retrospectively beginning July 1, 2009.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in this Quarterly Report on Form 10-Q and other cautionary statements in this Item 1A of our annual report on Form 10-K. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	September 30,
	2007	2008
Company Operating Data:
Stores in operation:
Company-owned	953	1,064
Franchised stores and check cashing merchants	374	313

Total	1,327	1,377

	Three Months Ended
	September 30,
	2007	2008
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,190	$1,318
Face amount of average check	$525	$521
Average fee per check	$20.16	$19.19
Number of checks cashed (in thousands)	2,265	2,529

	Three Months Ended
	September 30,
	2007	2008
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$14,571	$19,161

Collections	(10,572)	(13,938)

Net write-offs	$3,999	$5,223

Collections as a percentage of returned checks	72.6%	72.7%
Net write-offs as a percentage of check cashing revenues	8.8%	10.8%
Net write-offs as a percentage of the face amount of checks cashed	0.34%	0.40%

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended
	September 30,
	2007	2008
U.S. company-funded consumer loan originations (1)	$95,950	$166,380

Canadian company-funded consumer loan originations (2)	243,448	232,845

U.K. company-funded consumer loan originations (2)	79,512	111,884

Total company-funded consumer loan originations	$418,910	$511,109

U.S. Servicing revenues	$794	$578
U.S. company-funded consumer loan revenues	15,194	22,225
Canadian company-funded consumer loan revenues	37,971	37,197
U.K. company-funded consumer loan revenues	14,550	21,498

Total consumer lending revenues, net	$68,509	$81,498

Gross charge-offs of company-funded consumer loans	$51,757	$59,477

Recoveries of company-funded consumer loans	(41,422)	(47,439)

Net charge-offs on company-funded consumer loans	$10,335	$12,038

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	12.4%	11.6%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.9%	9.2%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.5%	2.4%

(1)	Our company operated stores in the United States offer company-funded single-payment consumer loans in all markets, with the exception of Texas. In Texas, the Company offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

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
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2008, we held put options with an aggregate notional value of C$0.5 million and GBP 0.3 million to protect certain currency exposure in Canada through December 31, 2008 and the United Kingdom through December 31, 2008. We use purchase options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in corporate expenses on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2008, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of September 30, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $0.4 million, net of tax all of which is expected to be transferred to earnings in the first six months of fiscal 2009 along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2008 was $0.9 million and is included in prepaid expenses on the balance sheet.
Canadian operations accounted for approximately 100.2% of consolidated pre-tax earnings for the three months ended September 30, 2008 and 94.1% of consolidated pre-tax earnings for the three months ended September 30, 2007. U.K. operations accounted for approximately 47.4% of consolidated pre-tax earnings for the three months ended September 30, 2008 and approximately 23.5% of consolidated pre-tax earnings for the three months ended September 30, 2007. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $26.7 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $2.7 million for the three months ended September 30, 2008 and $2.4 million for the three months ended September 30, 2007. This impact represents nearly 14.8% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2008 and 11.8% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2007.
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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of September 30, 2008, amounts related to cross-currency interest rate swaps amounted to a decrease in shareholders’ equity of $15.0 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2008 is a payable of $16.6 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three months ended September 30, 2008. During the year ended June 30, 2008, we recorded $0.2 million in retained earnings related to the ineffective portion of these cash flow hedges.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than for those risks set forth immediately below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Unexpected changes in foreign tax rates and political and economic conditions could negatively impact our operating results.
We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 73.1% of our total revenues during fiscal 2008 and 70.2% of our total revenues during fiscal 2007. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, especially given the recent financial deterioration of the economic conditions in the countries in which we operate, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.
Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a recession or general economic slowdown in the geographic markets in which we operate.
A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 34.4% of our total revenues during fiscal 2008 and 36.6% of our total revenues during fiscal 2007. Any changes in economic factors in the geographic markets in which we operate that adversely affect consumer transactions and employment, including a recession or general economic slowdown, could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations. In addition, we could be required to tighten our underwriting standards for our loan products, which would reduce cash advance balances, and we could face difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. Such reductions in our outstanding loans and/or an increase in loan losses could adversely affect our results of operations.
The price of our common stock after may be volatile.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the quarter ended September 30, 2008, the market price of our common stock has been as high as $21.91, and as low as $14.92. Additionally, during calendar year 2008, the market price of our common stock was as high as $31.10 and as low as $8.34. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

If the national and world-wide financial crisis continues, potential disruptions in the credit markets may negatively impact the availability and cost of short-term borrowing under our credit facility, which could adversely affect our results of operations, cash flows and financial condition.
If internal funds are not available from our operations and after utilizing our excess cash we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our existing credit facilities on favorable terms, if at all. The lack of availability under, and the inability to subsequently refinance, our credit facilities, could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.
Potential for Goodwill Impairment
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of September 30, 2008 of $406.2 million exceeded total shareholders’ equity of $200.9 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.
Risks Relating to Our Outstanding Convertible Notes
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
We cannot predict any other changes in generally accepted accounting principals, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our security, including our common stock and the 2.87% Senior Convertible Notes due 2027.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following table provides information regarding the repurchase of our common stock during the first quarter of fiscal 2009 (in millions except share and per share amounts):

				Approximate
				Dollar Value of
				Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased
		Average Price	as Part of Publicly	Under
	Total Number of	Paid Per	Announced Plans	the Plans or
Period	Shares Purchased	Share	or Programs	Programs
July 21, 2008 - July 31, 2008 (1)	—	—	—	$7.5
August 1, 2008 - August 31, 2008	114,800	$15.70	114,800	$5.7
September 1, 2008 - September 30, 2008	106,600	$15.67	106,600	$4.0 (2)
Total	221,400	$15.68	221,400	$4.0

(1)	On July 21, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to $7.5 million of our outstanding common stock, which is the maximum amount of our common stock we can repurchase pursuant to the terms of our credit facility.

(2)	In October 2008, we purchased an additional 314,399 shares of our common stock at a cost of approximately $4.0 million, thus completing our stock repurchase plan.

Item 6.
Exhibits

Exhibit No.	Description of Document

10.1	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan (1)

10.2	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants (1)

10.3	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan

10.4	Form of Stock option Grant Notice for 2007 Equity Incentive Plan

10.5	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: November 10, 2008	*By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.