Form 10-Q
period 2008-12-31
DOLLAR FINANCIAL CORP
filed 2009-02-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of January 31, 2009, 24,073,936 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Rule 13(a)-14(a)/15d-14a Certification of Executive Vice President and Chief Financial Officer

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2008
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,714	$209,364
Loans receivable, net:
Loans receivable	123,683	100,267
Less: Allowance for loan losses	(8,466)	(8,412)

Loans receivable, net	115,217	91,855
Loans in default, net of an allowance of $21,967 and $20,143	11,930	14,368
Other receivables	11,031	11,833
Prepaid expenses and other current assets	18,938	15,871
Current deferred tax asset, net of valuation allowance of $4,335 and $4,335	471	126

Total current assets	367,301	343,417
Deferred tax asset, net of valuation allowance of $93,355 and $95,780	11,720	15,136
Property and equipment, net of accumulated depreciation of $98,302 and $93,309	68,033	55,112
Goodwill and other intangibles	470,731	422,005
Debt issuance costs, net of accumulated amortization of $4,656 and $5,688	15,108	12,273
Fair value of derivatives	—	16,211
Other	10,030	12,210

Total Assets	$942,923	$876,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,054	$28,888
Income taxes payable	12,194	9,700
Accrued expenses and other liabilities	32,189	26,379
Debt due within one year	9,187	43,584
Current deferred tax liability	—	65

Total current liabilities	104,624	108,616
Fair value of derivatives	37,214	2,981
Long-term deferred tax liability	22,352	20,706
Long-term debt	574,017	566,522
Other non-current liabilities	11,391	10,922
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,229,178 shares and 24,066,072 shares issued and outstanding at June 30, 2008 and December 31, 2008, respectively	24	24
Additional paid-in capital	255,197	254,634
Accumulated deficit	(95,950)	(70,919)
Accumulated other comprehensive income (loss)	34,054	(17,122)

Total stockholders’ equity	193,325	166,617

Total Liabilities and Stockholders’ Equity	$942,923	$876,364

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Revenues:
Check cashing	$48,859	$41,624	$94,522	$90,156
Fees from consumer lending	73,594	70,005	142,103	151,503
Money transfer fees	7,079	6,784	13,039	14,394
Franchise fees and royalties	1,162	1,110	2,503	2,287
Other	11,027	12,650	20,410	26,909

Total revenues	141,721	132,173	272,577	285,249

Store and regional expenses:
Salaries and benefits	38,646	36,275	73,883	77,078
Provision for loan losses	16,070	14,899	30,876	30,150
Occupancy	10,157	10,316	19,431	21,640
Depreciation	3,214	3,170	6,023	6,762
Returned checks, net and cash shortages	4,597	4,227	9,253	10,362
Telephone and communications	1,798	1,798	3,450	3,877
Advertising	2,721	2,396	4,824	5,208
Bank charges and armored carrier service	3,287	3,130	6,343	6,763
Other	11,980	11,688	22,452	25,325

Total store and regional expenses	92,470	87,899	176,535	187,165

Store and regional margin	49,251	44,274	96,042	98,084

Corporate and other expenses:
Corporate expenses	17,531	17,594	34,729	37,114
Other depreciation and amortization	890	938	1,809	1,978
Interest expense, net	8,977	8,570	17,066	18,019
Loss on store closings	106	555	193	5,493
Other (income) expense, net	(153)	(5,412)	(165)	(5,160)

Income before income taxes	21,900	22,029	42,410	40,640
Income tax provision	8,936	10,383	17,392	15,609

Net income	$12,964	$11,646	$25,018	$25,031

Net income per share:
Basic	$0.54	$0.49	$1.04	$1.04
Diluted	$0.53	$0.49	$1.02	$1.04
Weighted average shares outstanding:
Basic	24,087,742	23,941,455	24,071,458	24,058,984
Diluted	24,684,158	23,980,968	24,619,744	24,156,745
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock		Additional	Accumulated	Other	Total
	Outstanding		Paid-in	Income	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (loss)	Equity
Balance, June 30, 2008 (audited)	24,229,178	$24	$255,197	$(95,950)	$34,054	$193,325

Comprehensive income:
Foreign currency translation					(36,894)	(36,894)
Cash flow hedges					(14,282)	(14,282)
Net income				25,031		25,031

Total comprehensive income						(26,145)
Restricted stock grants	138,361
Stock options exercised	251,220		3,257			3,257
Vested portion of granted restricted stock and restricted stock units			2,522			2,522
Purchase and retirement of company shares	(535,799)		(7,492)			(7,492)
Retirement of common stock	(16,888)
Other stock compensation			1,150			1,150

Balance, December 31, 2008 (unaudited)	24,066,072	$24	$254,634	$(70,919)	$(17,122)	$166,617

See notes to interim unaduited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2007	2008
Cash flows from operating activities:
Net income	$25,018	$25,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,516	10,367
Loss on extinguishment of debt	97	—
Provision for loan losses	30,876	30,150
Non-cash stock compensation	1,359	3,672
Losses on store closings	124	1,813
Deferred tax provision	2,457	2,176
Other, net	341	—
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(43,745)	(33,739)
Increase in prepaid expenses and other	(5,078)	(2,164)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	9,873	(20,636)

Net cash provided by operating activities	30,838	16,670
Cash flows from investing activities:
Acquisitions, net of cash acquired	(135,641)	(2,041)
Additions to property and equipment	(14,697)	(7,715)

Net cash used in investing activities	(150,338)	(9,756)
Cash flows from financing activities:
Decrease in restricted cash	1,014	—
Proceeds from the exercise of stock options	674	3,257
Purchase of company stock	—	(7,492)
Other debt payments	(4,396)	(1,834)
Net increase in revolving credit facilities	—	36,043
Payment of debt issuance and other costs	(432)	(114)

Net cash (used in) provided by financing activities	(3,140)	29,860
Effect of exchange rate changes on cash and cash equivalents	7,350	(37,124)

Net decrease in cash and cash equivalents	(115,290)	(350)
Cash and cash equivalents at beginning of period	290,945	209,714

Cash and cash equivalents at end of period	$175,655	$209,364

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
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. Through its subsidiaries, the Company provides retail financial services and document processing services to the general public through a network of 1,370 locations (of which 1,078 are company owned) operating primarily as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 28 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,291 locations (including 1,078 company-owned) in 20 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also included in this network is the Company’s We The People USA, Inc. (“WTP”) business, acquired in March 2005, which offers retail based legal document processing services through a network of 79 franchised locations in 17 states.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Earnings per Share(continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Net income	$12,964	$11,646	$25,018	$25,031
Reconciliation of denominator:
Weighted average of common shares outstanding — basic [1]	24,088	23,941	24,071	24,059

Effect of dilutive stock options [2]	548	3	512	53
Effect of unvested restricted stock and restricted stock unit grants	48	37	37	45

Weighted average of common shares outstanding — diluted	24,684	23,981	24,620	24,157

(1)	Excludes 88,741 and 123,687 shares of unvested restricted stock, which are included in total outstanding common shares as of December 31, 2007 and December 31, 2008, respectively.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
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
On November 15, 2007, the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000; provided, however, that no more than 1,250,000 shares may be awarded as restricted stock or restricted stock unit awards. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of Common Stock. No grantee may receive an Award relating to more than 500,000 shares in the aggregate per fiscal year under the 2007 Plan.
Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.
Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2007 and 2008 was $0.4 million and $1.0 million, net of related tax effects, respectively and $1.1 million and

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
$1.8 million, net of related tax effects, for the six months ended December 31, 2007 and 2008, respectively.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Expected volatility	49.0%	49.7%	49.0%	49.4%
Expected life (years)	6.0	5.8	6.0	5.8
Risk-free interest rate	3.96%	2.47%	3.96%	2.52%
Expected dividends	None	None	None	None
Weighted average fair value	$15.03	$3.51	$15.03	$3.73
A summary of the status of stock option activity for the six months ended December 31, 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2008 (1,028,778 shares exercisable)	1,542,363	$16.25	7.8	$1.6
Granted	423,659	$8.64
Exercised	(251,220)	$12.97
Forfeited and expired	(136,982)	$16.41

Options outstanding at December 31, 2008	1,577,820	$14.72	8.2	$0.9

Exercisable at December 31, 2008	777,175	$16.21	6.9	$—

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2008 was zero and $1.5 million, respectively and was $0.3 million and $0.9 million for the three and six months ended December 31, 2007, respectively. As of December 31, 2008, the total unrecognized compensation cost over a weighted-average period of 2.2 years, related to stock options, is expected to be $3.6 million. There was no cash received from stock options exercised for the three months ended December 31, 2008. Cash received from stock options exercised for the six months ended December 31, 2008 was $3.3 million. Cash received from stock options exercised for the three and six months ended December 31, 2007 was $0.4 million and $0.7 million, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2008	52,305	$21.90
Granted	96,752	$9.38
Vested	(22,751)	$21.34
Forfeited	(2,619)	$18.51

Outstanding at December 31, 2008	123,687	$12.28

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2008	226,802	$21.32
Granted	295,518	$7.88
Vested	(56,729)	$23.10
Forfeited	(9,718)	$22.02

Outstanding at December 31, 2008	455,873	$12.37

As of December 31, 2008, there was $6.3 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three and six months ended December 31, 2008 was $1.2 million and $1.8 million, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard makes the measurement for fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS 157 on July 1, 2008. The credit valuation adjustments required by SFAS 157 did not impact the effectiveness assessments or materially impact the Company’s accounting for its cash flow hedging relationships.
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141), (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration are to be measured at fair value at the acquisition date. This Statement is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for the Company. However, the provisions of this Statement that amend FASB Statement No. 109 and Interpretation No. 48, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R.
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
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-a, are effective for the Company beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. The Company believes that FSP APB 14-a, will impact the accounting for its 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.0 million and $2.2 million for the three months ended December 31, 2007 and 2008, respectively, and approximately $4.1 million and $4.5 million for the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
six months ended December 31, 2007 and 2008, respectively, applied retrospectively beginning July 1, 2009.
2. Acquisitions
The following acquisitions have been accounted for under the purchase method of accounting.
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash including $2.0 million in cash that will be held in escrow for 24 months to secure certain indemnification claims. In addition, the agreement includes a maximum revenue-based earn-out of up to $3.0 million which is payable in February 2009 if the earn-out provisions are met. This potential earnout is not included in the aforementioned purchase price. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 stores, which are located in Kansas and South Carolina. The Company completed the acquisition of the remaining three stores in Nebraska on March 11, 2008. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the APL Acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $22.0 million and was recorded to goodwill.
On December 15, 2007, the Company consummated the acquisition of substantially all of the assets of 81 financial services stores and one corporate office in southeast Florida (the “CCS Acquisition”) from CCS Financial Services, Inc. d/b/a/ The Check Cashing Store (“CCS”). The acquisition was effected pursuant to the terms of an asset purchase agreement dated October 11, 2007. The aggregate purchase price for the acquisition was $102.1 million cash, including $6.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The Company allocated a portion of the purchase price to loans receivable for $7.6 million, cash in stores for $2.1 million, fixed assets for $3.9 million and other assets for $0.5 million. A portion of the proceeds from the $200 million senior convertible note offering on June 27, 2007 was utilized to pay for the CCS Acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired was $88.0 million and was recorded as goodwill.
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
On October 17, 2008 the Company entered in a series of purchase agreements to acquire substantially all of the assets of six franchised stores from a franchisee of the Company’s wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $3.3 million in cash. The Company used excess cash to fund the acquisition. The company allocated a portion of the purchase price to identifiable intangible assets, reacquired franchise rights, in the amount of $2.6 million and other assets in the amount of $0.7 million. There was no excess purchase price over the preliminary fair value of identifiable assets acquired.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
During the six months ended December 31, 2008, the Company completed various smaller acquisitions in the United States and the
United Kingdom; resulting in an aggregate increase in goodwill of $0.7 million.
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2008	$419.4
Acquisitions:
Various small acquisitions	0.7
Foreign currency adjustment	(43.4)

Balance at December 31, 2008	$376.7

The following unaudited pro forma information for the three and six months ended December 31, 2007 and 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL and CCS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2008	2007	2008
	(Unaudited in thousands		(Unaudited in thousands
	except per share amounts)		except per share amounts)
Revenue	$151,918	$132,173	$297,821	$285,249
Net income	$14,252	$11,646	$28,603	$25,031
Net income per common share — basic	$0.59	$0.49	$1.19	$1.04
Net income per common share — diluted	$0.58	$0.49	$1.16	$1.04
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the six months ended December 31, 2008 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2008	$205,506	$189,429	$75,796	$470,731
Acquisition	519	—	3,131	3,650
Foreign currency translation adjustments	—	(31,858)	(20,518)	(52,376)

Balance at December 31, 2008	$206,025	$157,571	$58,409	$422,005

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30,	December 31,
	2008	2008
	Gross Carrying	Gross Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$419,351	$376,692
Reacquired franchise rights	51,380	45,313

	$470,731	$422,005

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
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2008, there was no impairment of goodwill. At December 31, 2008, we did not identify any indicators that we believe would cause our goodwill to be more likely than not impaired. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
The Company performs its impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.
Nonamortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2008, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, Money Mart, on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. Money Mart’s motion to stay the action on grounds of arbitrability was denied. The

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
Company’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding interplay between arbitration clauses and class actions. As a result, Money Mart brought a new application to stay the action and to decertify it. The plaintiff responded by bringing a cross-motion for summary judgment on selected issues. Both the application and the cross-motion were dismissed in June 2008. Money Mart brought an appeal in respect of the application; the appeal was heard on October 17, 2008 and was dismissed. On December 23, 2008, the Company and Money Mart filed an application for leave to appeal with the Supreme Court of Canada in respect of the dismissal. The application is under consideration by the Court. The trial is scheduled to commence at the end of April 2009.
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
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against Money Mart and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims were overcharged in payday-loan transactions. The action, which is pending in the Supreme Court of British Columbia, alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount. Following initial denial, MacKinnon obtained an order permitting him to re-apply for class certification of the action against Money Mart alone, which was appealed. The Court of Appeal granted MacKinnon the right to apply to the original judge to have her amend her order denying class certification. On June 14, 2006, the original judge granted the requested order and Money Mart’s request for leave to appeal the order was dismissed. The certification motion in this action proceeded in conjunction with the certification motion in the Parsons action described below.
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. An appeal from this certification decision was to be argued on February 8, 2008. As a result of recently released decisions of the Supreme Court of Canada regarding the interplay between arbitration clauses and class actions, Money Mart raised the issue of its arbitration clauses as a ground for appeal. The Court of Appeal responded by adjourning the appeal and remanding the matter to the motions judge to hear argument on Money Mart’s motion for a stay. That motion was argued on April 28 and 29, 2008 and was dismissed on May 13, 2008. Money Mart appealed from that decision. The appeal was heard in January 2009 together with the certification appeal that had previously been adjourned and the appeals brought by OPCO described below. The action is presently in the discovery phase and a trial, while not yet scheduled, is expected in 2010.
In December 2007 the plaintiffs filed a motion to add OPCO as a defendant in this action. In March 2008 an order was granted adding OPCO as a defendant. On July 14, 2008 the plaintiffs’ motion to certify the action against OPCO and OPCO’s motion for a stay of the action were argued. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted and OPCO’s motion to stay

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
the action was dismissed. OPCO appealed the certification decision and obtained leave to appeal the dismissal of its motion for a stay. These appeals were heard together with the Money Mart appeals in January, 2009. The court has reserved its decisions in all of these appeals.
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
California Legal Proceedings
On September 11, 2006, Caren Bufil commenced a lawsuit against the Company; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil seeks class certification of the action alleging that the Company had failed to provide non-management employees with meal and rest breaks required under California law. The suit seeks an unspecified amount of damages and other relief. The Company filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the previous case and should be dismissed. Plaintiff filed her motion for class certification. The Company’s motion was granted, and Bufil’s motion was denied. Bufil appealed both rulings. On April 17, 2008, the Court of Appeal reversed the trial court’s ruling. The Company filed a petition for review of that decision with the California Supreme Court, but on July 30, 2008 the Court denied the petition. Accordingly, the case has been remitted to the trial court and a hearing to consider the certification of the class has been scheduled for March 2009. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 26, 2007, the San Francisco City Attorney (“City Attorney”) filed a complaint alleging that OPCO’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. The Company denies the allegations of the complaint. Discovery is proceeding in state court and no trial date has been set. On January 5, 2009, the City Attorney filed a First Amended Complaint, adding OPCO as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by OPCO and/or its subsidiaries violated the California Deferred Deposit Transaction law. OPCO and its subsidiaries plans to file a motion to dismiss this claim and the Court is scheduled to hear this motion on February 25, 2009. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleges, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit seeks an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which was granted. The Company believes the material allegations in the complaint with respect to the Company and its subsidiaries are without merit and intends to defend the matter vigorously. The parties have filed motions for summary adjudication with respect to certain claims and parties. Those motions are pending. An arbitration hearing has been set to commence on March 24, 2009.
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
In May 2007, WTP met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The Attorney General’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising, that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the Attorney General’s Office hold the former New York City WTP owners liable for the alleged misconduct. The terms of the AOD are in negotiation.
In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. Following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, in October 2008, the plaintiff filed a request to arbitrate with relief requested in the amount of $0.4 million.
In September 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition of the Company’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
tremble damages pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Court granted, in part, the Company’s motion to dismiss certain claims alleged by the plaintiffs. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. The Company intends to defend these allegations vigorously and believes that the claims and the assertion of class status are without merit.
In March 2008, an arbitration case was filed by Beth Stubenrauch and Scrivener Enterprises, a former WTP franchisee in Boston, Massachusetts, against We The People USA, Inc., OPCO, and Ira and Linda Distenfield, alleging that the respondents breached the franchise agreement, committed fraud and deceptive trade practices, and violated various California and Massachusetts business statutes by failing to comply with franchise offering disclosure laws in 2005. The complainants seek over $0.3 million in damages plus interest and attorneys’ fees. The Company believes the material allegations in the statement of claim with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
In August 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business, (ii) the unauthorized practice of law, and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. In November 2008, the original six plaintiffs were dismissed by plaintiffs’ counsel and the complaint was amended to include two new plaintiffs who allege similar claims and seek class certification. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.
In January 2009, the Company learned that Ira and Linda Distenfield had filed a joint voluntary petition for chapter 7 bankruptcy. In addition to delaying the ultimate resolution of many of the foregoing matters, the economic effect of this filing and, in particular, its effect on the Company’s ability to seek contribution from its co-defendants in connection with any of the foregoing matters, cannot presently be estimated.
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
Under the plan authorized by its Board of Directors, the Company was permitted to repurchase shares in open market purchases or through privately negotiated transactions as permitted under Securities Exchange Act of 1934 Rule 10b-18. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Capital Stock (continued)
considerations, as determined by the Company’s management. The purchases were funded from existing cash balances.
During the six months ended December 31, 2008, the Company repurchased 535,799 shares of its common stock at a cost of approximately $7.5 million, thus completing its stock repurchase plan.
6. Fair Value Measurements
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
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	December 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Derivative financial instruments	$—	$16,819	$—	$16,819

Liabilities
Derivative financial instruments	$—	$2,981	$—	$2,981
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.
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
During the six months ended December 31, 2008, the Company recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within loss on store closings on the statements of operations. Of the $5.5 million charge, $3.1 million related to the United States geographic segment and $2.4 million for Canadian geographic segment. The closure of the stores in both the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

	Severance and
	Other	Store Closure
	Retention Benefits	Costs	Total
Balance at June 30, 2008	$0.2	$—	$0.2
Charge recorded in earnings	0.6	4.9	5.5
Amounts paid	(0.7)	(2.6)	(3.3)
Non-cash charges	—	(1.8)	(1.8)

Balance at December 31, 2008	$0.1	$0.5	$0.6

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Geographic Segment Information
All operations for which geographic data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total
As of and for the three months ended December 31, 2007
Total assets	$267,787	$466,137	$165,794	$899,718
Goodwill and other intangibles, net	205,719	194,046	74,859	474,624
Sales to unaffiliated customers:
Check cashing	12,159	21,918	14,782	48,859
Fees from consumer lending	19,724	38,455	15,415	73,594
Money transfer fees	1,350	4,187	1,542	7,079
Franchise fees and royalties	582	580	—	1,162
Other	1,557	6,897	2,573	11,027

Total sales to unaffiliated customers	35,372	72,037	34,312	141,721

Provision for loan losses	7,046	7,604	1,420	16,070
Interest expense, net	1,356	5,638	1,983	8,977
Depreciation and amortization	1,163	1,679	1,262	4,104
Loss on store closings	92	14	—	106
Other (income) expense, net	197	(312)	(38)	(153)
(Loss) income before income taxes	(3,630)	18,427	7,103	21,900
Income tax provision	11	6,822	2,103	8,936

As of and for the six months ended December 31, 2007
Sales to unaffiliated customers:
Check cashing	$23,200	$42,033	$29,289	$94,522
Fees from consumer lending	35,712	76,426	29,965	142,103
Money transfer fees	2,322	7,875	2,842	13,039
Franchise fees and royalties	1,306	1,197	—	2,503
Other	2,824	12,812	4,774	20,410

Total sales to unaffiliated customers	65,364	140,343	66,870	272,577

Provision for loan losses	12,688	14,562	3,626	30,876
Interest expense, net	2,336	10,870	3,860	17,066
Depreciation and amortization	2,257	3,110	2,465	7,832
Loss on store closings	144	49	—	193
Other (income) expense, net	209	(347)	(27)	(165)
(Loss) income before income taxes	(7,258)	37,736	11,932	42,410
Income tax (benefit) provision	(420)	14,236	3,576	17,392

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Geographic Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total
As of and for the three months ended December 31, 2008
Total assets	$299,154	$412,344	$164,866	$876,364
Goodwill and other intangibles, net	206,024	157,572	58,409	422,005
Sales to unaffiliated customers:
Check cashing	13,914	17,346	10,364	41,624
Fees from consumer lending	22,188	30,006	17,811	70,005
Money transfer fees	1,526	3,767	1,491	6,784
Franchise fees and royalties	446	664	—	1,110
Other	2,935	6,375	3,340	12,650

Total sales to unaffiliated customers	41,009	58,158	33,006	132,173

Provision for loan losses	6,618	6,197	2,084	14,899
Interest expense, net	2,596	4,323	1,651	8,570
Depreciation and amortization	1,404	1,419	1,285	4,108
Loss on store closings	422	127	6	555
Other (income) expense, net	—	(4,027)	(1,385)	(5,412)
(Loss) income before income taxes(1)	(5,139)	18,942	8,226	22,029
Income tax provision	24	8,467	1,892	10,383

As of and for the six months ended December 31, 2008
Sales to unaffiliated customers:
Check cashing	$28,351	$37,890	$23,915	$90,156
Fees from consumer lending	44,991	67,203	39,309	151,503
Money transfer fees	3,118	8,176	3,100	14,394
Franchise fees and royalties	984	1,303	—	2,287
Other	5,795	13,899	7,215	26,909

Total sales to unaffiliated customers	83,239	128,471	73,539	285,249

Provision for loan losses	13,595	12,094	4,461	30,150
Interest expense, net	6,861	7,589	3,569	18,019
Depreciation and amortization	2,862	3,134	2,744	8,740
Loss on store closings	3,070	2,417	6	5,493
Other (income) expense, net	509	(4,207)	(1,462)	(5,160)
(Loss) income before income taxes(1)	(14,006)	37,592	17,054	40,640
Income tax (benefit) provision	(27)	11,638	3,998	15,609

(1)   (Loss) income before income taxes for the United States and Canada have been adjusted by $4,980. This adjustment is related to the disallowed portion that was repaid by the United States to its Canadian subsidiary associated with the settlement granted in the competent authority tax proceeding.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Put Options
Operations in the United Kingdom and Canada have exposed the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. At December 31, 2008, the Company held put options with an aggregate notional value of C$18.0 million and GBP 2.7 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD and GBP-USD exchange rates, respectively, through March 31, 2009. In January 2009, the Company purchased put options for April expiration with notional amounts of C$ 6.0 million and GBP 0.9 million. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in other (income) expense, net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates. There was no ineffectiveness from these cash flow hedges for the three and six months ended December 31, 2008. As of December 31, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of shareholders’ equity of $0.1 million, net of tax, all of which is expected to be transferred to earnings in the next three months along with the earnings effects of the related forecasted transactions. The fair market value of the outstanding puts held by the Company at December 31, 2008 was $0.6 and is included in prepaid expenses on the balance sheet.
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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. The Company has designated these derivative contracts as cash flow hedges for accounting purposes. The Company records foreign exchange re-measurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in corporate expenses in the Company’s consolidated statements of operations. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of December 31, 2008, amounts related to cross-currency interest rate swaps amounted to an increase in shareholders’ equity of $12.4 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2008 is a net asset of $13.2 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three and six months ended December 31, 2008. During the six months ended December 31, 2007, the Company recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2008	2007	2008
Net income	$12,964	$11,646	$25,018	$25,031

Foreign currency translation adjustment(1)	(3,006)	(25,698)	287	(36,894)
Fair value adjustments for cash flow hedges, net(2)(3)	(757)	(17,623)	(6,122)	(14,282)

Total comprehensive income (loss)	$9,201	$(31,675)	$19,183	$(26,145)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income (loss) on the balance sheet were gains of $37.9 million and $1.0 million respectively as of December 31, 2007 and 2008.

(2)	Net of $0.6 million and $8.1 million of tax for the three months ended December 31, 2007 and 2008, respectively. For the six months ended December 31, 2007 and 2008, the fair value adjustments for cash flow hedges were net of $3.0 million and $6.4 million of tax, respectively.

(3)	Net of $0.2 million and $0.3 million which were reclassified into earnings for the three months ended December 31, 2007 and 2008, respectively. For the six months ended December 31, 2007 and 2008, the fair value adjustments for cash flow hedges which were reclassified into earnings were $0.6 million and $0.7 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on put option designated as cash flow hedges of $0.1 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $18.0 million at December 31, 2008, compared to net unrealized gains on put option designated as cash flow hedges of $0.1 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $2.2 million at December 31, 2007.
11. Income Taxes
The provision for income taxes was $15.6 million for the six months ended December 31, 2008 compared to a provision of $17.4 million for the six months ended December 31, 2007. Our effective tax rate was 38.4% for the six months ended December 31, 2008 and was 41.0% for the six months ended December 31, 2007. Our effective tax rate for the six months ended December 31, 2008 is a combination of an effective rate of 47.1% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our six months fiscal 2009 provision for income taxes related to these two items was $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2008 we maintained a deferred tax asset of $115.4 million which is offset by a valuation allowance of $100.1 million of which $2.4 million was provided for in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes (continued)
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2008	$109.9	$97.7	$12.2
U.S. increase	2.7	2.7	—
Foreign increase/(decrease)	2.8	(0.3)	3.1

Balance at December 31, 2008	$115.4	$100.1	$15.3
The $115.4 million in deferred tax assets consists of $53.2 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $16.5 million in foreign deferred tax assets. At December 31, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $53.2 million, which reflects an increase of $2.7 million during the period. The net operating loss carry forward at December 31, 2008 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.5 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2008, we had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At December 31, 2008 we had $8.0 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The reduction of $1.9 million during the period results primarily from the effects of the Competent Authority settlement discussed above.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents an increase of $0.2 million during the six months ended December 31, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and six months ended December 31, 2008 and 2007. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
We are the parent company of Dollar Financial Group, Inc., which, together with its wholly owned subsidiaries, is collectively referred to as OPCO. Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive interest and fees on the loans. With respect to our We The People (“WTP”) franchised locations, we receive initial franchise fees upon the initial sale of a franchise. Processing fees from our franchisees are earned for processing customers’ legal documents.
Most of our retail financial service locations issue single-payment consumer loans on the company-funded consumer loan model. We operate under a credit services organization (“CSO”) model for single-payment loans at our five Texas stores under the terms of which we guarantee, originate and service loans for a non-bank lender that comply with Texas law. Beginning April 2007, we ceased originating longer-term installment loans under a bank-funded model and transitioned, to the extent possible, those installment loan customers to company-funded short-term single-payment consumer loans. Beginning July 2007, we began offering company-funded CustomCash ® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008. In August 2007, we launched an internet single-payment loan site for residents of California and, in February 2008, for Arizona residents; and we plan to expand to other locations over time.
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
On June 30, 2008 we, as part of a process to rationalize our United States markets, made a determination to close 24 of our unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. In August 2008, we identified another 29 stores in the United States and 17 stores in Canada that were underperforming and which were closed or merged into a geographically proximate store. The cease-use date for 44 of these stores was in September 2008 with the disposition of the final two U.S. stores completed in the month of October. Customers from these stores were transitioned to other Company stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
On July 21, 2008, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to $7.5 million of our outstanding common stock, which is the maximum amount of common stock we can repurchase pursuant to the terms of our credit facility. For the six months ended December 31, 2008, we have repurchased 535,799 shares of our common stock at a cost of approximately $7.5 million, thus completing our stock repurchase plan.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenue for the three months ended December 31, 2007 and 2008 were $ 1.2 million and $ 1.1 million, respectively. Franchise/agent revenues were $ 2.5 million and $ 2.3 million for the six months ending December 31, 2007 and 2008, respectively.
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

Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for anticipated losses for single-payment and other consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current and expected collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the economic downturn in the U.S. and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans, however we have tightened lending criteria. Accordingly, we have not modified our approach to determining our loan loss reserves.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $ 14.4 million at December 31, 2008 and $ 11.9 million at June 30, 2008.
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
Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2008, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating estimated future cash flows are subject to a high degree of judgment.
The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed.

However, changes in assumptions (such as discount rates used) and estimates (such as projections about operating performance in future periods) may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in charges in future periods.
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
Results of Operations
Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008
Check cashing	$48,859	$41,624	34.5%	31.5%	$94,522	$90,156	34.7%	31.6%
Fees from consumer lending	73,594	70,005	51.9%	53.0%	142,103	151,503	52.1%	53.1%
Money transfer fees	7,079	6,784	5.0%	5.1%	13,039	14,394	4.8%	5.0%
Franchise fees and royalties	1,162	1,110	0.8%	0.8%	2,503	2,287	0.9%	0.8%
Other revenue	11,027	12,650	7.8%	9.6%	20,410	26,909	7.5%	9.5%

Total revenue	$141,721	$132,173	100%	100%	$272,577	$285,249	100%	100%

Constant Currency Analysis
We maintain operations primarily in the United States , Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended December 31, 2008, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8263 and 1.5686, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were 1.0191 and 2.0442, respectively. For the six months ended December 31, 2008, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8933 and 1.7290, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9884 and 2.0327, respectively. Note — all conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one Great British Pound.
We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the US; therefore, we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. As such, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow.

The Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007
Total revenues for the three months ended December 31, 2008 decreased $9.5 million, or 6.7% as compared to the three months ended December 31, 2007. The impact of foreign currency accounted for approximately $23.4 million of the decrease, offset in part by new store openings and acquisitions of approximately $14.0 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues decreased by $0.1 million.
Consolidated check cashing revenue decreased 14.8%, or $7.2 million, year-over-year. There was a decrease of $7.1 million related to foreign exchange rates and increases from new stores and acquisitions of $4.8 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, check cashing revenues were down $4.9 million or 10.2% for the current three month period. Check cashing revenues from our U.S. business segment, which includes the contributions from the fiscal year 2008 acquisitions in Southeast Florida and the Midwestern states, realized period to period growth of 14.4%, while the Canadian business declined by $0.5 million (based on constant currency reporting) over the previous year’s period. Also on a constant currency basis, check cashing fees in the United Kingdom decreased by 9.1% over the prior year’s period. On a consolidated constant currency basis, the face amount of the average check cashed decreased 0.7% to $534 for the second quarter of fiscal 2009 compared to $538 for the prior year period while the average fee per check cashed decreased by 8.4% to $18.90.
Consolidated fees from consumer lending were $70.0 million for the second quarter of fiscal 2009, representing a decrease of 4.9% or $3.6 million compared to the prior year period. The impact of foreign currency fluctuations accounted for a decrease of approximately $12.4 million that was offset by new stores and acquisitions of $6.4 million. The remaining increase of $2.4 million was primarily provided by our operations in the United Kingdom which increased by 43.2% while the U.S. and Canadian consumer lending business decreased by 10.6% and 5.5%, respectively. Money transfer fees for the quarter decreased in reported amounts by $0.3 million but when adjusted for currency and excluding the impact from new stores and acquisitions, increased by $0.4 million or 5.3% for the three months ended December 31, 2008 as compared to the year earlier period. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue increased by $2.1 million for the quarter, principally due to the success of the foreign exchange product, the debit card business and other ancillary products.
The Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007
Total revenues for the six months ended December 31, 2008 increased $12.7 million, or 4.6% as compared to the six months ended December 31, 2007. The impact of foreign currency accounted for a decrease of approximately $26.0 million which was offset by new store openings and acquisitions of approximately $34.6 million. On a constant currency basis and after eliminating the impacts of foreign exchange rates and new stores and acquisitions, total revenues increased by $4.1 million or 1.5%.
Relative to our products, consolidated check cashing revenue decreased $4.4 million, 4.6% for the six months ended December 31, 2008 compared to the same period in the prior year. There was a decrease of $7.9 million related to foreign exchange rates and increases from new stores and acquisitions of $11.6 million. The remaining check cashing revenues were down $8.1 million or 8.5% for the current six month period. Check cashing revenues from our U.S. business segment, which includes the contributions from the fiscal year 2008 acquisitions in Southeast Florida and the Midwestern states, realized period to period growth of 22.2%, while the Canadian business remained relatively flat (based on constant currency reporting) over the previous year’s period. Also on a constant currency basis, check cashing fees in the United Kingdom decreased by 4.8% over the prior year’s period. On a consolidated constant currency basis, the face amount of the average check cashed decreased 0.4% to $530 for the six months ended December 31, 2008 compared to $532 for the prior year period while the average fee per check cashed decreased by 5.7% to $19.22.
Consolidated fees from consumer lending were $151.5 million for the six months ended December 31, 2008 compared to $142.1 million for the year earlier period which is an increase of $9.4 million or 6.6%. The impact of foreign currency fluctuations accounted for a decrease of approximately $13.8 million that was offset by new stores and acquisitions of $16.9 million. The remaining increase of $6.3 million was primarily provided by our operations in the United Kingdom which increased by 44.6% while the U.S. and Canadian consumer lending business decreased by 8.5% and 5.3%, respectively. For the six months ended December 31, 2008, money transfer fees increased in reported amounts by $1.4 million over the prior year period and were basically the same when adjusted for currency and new store activity. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue, increased by $4.5 million, 19.8% for the quarter, principally due to the success of the foreign exchange product, the debit card business and other ancillary products.

Store and Regional Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008
Salaries and benefits	$38,646	$36,275	27.3%	27.4%	$73,883	$77,078	27.1%	27.0%
Provision for loan losses	16,070	14,899	11.3%	11.3%	30,876	30,150	11.3%	10.6%
Occupancy	10,157	10,316	7.2%	7.8%	19,431	21,640	7.1%	7.6%
Depreciation	3,214	3,170	2.3%	2.4%	6,023	6,762	2.2%	2.4%
Returned checks, net and cash shortages	4,597	4,227	3.2%	3.2%	9,253	10,362	3.4%	3.6%
Telephone and communications	1,798	1,798	1.3%	1.4%	3,450	3,877	1.3%	1.4%
Advertising	2,721	2,396	1.9%	1.8%	4,824	5,208	1.8%	1.8%
Bank Charges and armored carrier expenses	3,287	3,130	2.3%	2.4%	6,343	6,763	2.3%	2.4%
Other	11,980	11,688	8.5%	8.8%	22,452	25,325	8.3%	8.8%

Total store and regional expenses	$92,470	$87,899	65.2%	66.5%	$176,535	$187,165	64.8%	65.6%

The Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007
Store and regional expenses were $87.9 million for the three months ended December 31, 2008 compared to $92.5 million for the three months ended December 31, 2007, a decrease of $4.6 million or 4.9%. The impact of foreign currency accounted for approximately $13.2 million of the decrease which was partially offset by the impact associated with the two acquisitions during the first half of fiscal 2008 of approximately $7.3 million. On a constant currency basis and after eliminating the impact of acquisitions, store expenses increased by $1.3 million. For the current year quarter, total store and regional expenses increased to 66.5% of total revenue compared to 65.2% of total revenue for the year earlier period. After adjusting for constant currency reporting and elimination of acquisitions, the percentage of total store and regional expenses as compared to total revenue drops from the reported amount of 66.5% down to 66.2%.
Relative to our business units, on a constant currency basis and after eliminating the impact of acquisitions, store and regional expenses decreased by $4.2 million and $0.4 million in the US and Canada, respectively. The decreases in these two units are consistent with the closure of approximately 70 US and Canadian stores that was announced earlier in the current fiscal year. The adjusted store and regional expenses in United Kingdom were up approximately $5.9 million for the three months ended December 31, 2008 as compared to the prior year. The United Kingdom increase was primarily attributable to the categories of salary and benefits, occupancy, loan loss provision and advertising which are all commensurate with growth in that country.
The Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007
Store and regional expenses were $187.2 million for the six months ended December 31, 2008 compared to $176.5 million for the six months ended December 31, 2007, an increase of $10.6 million or 6.0%. The impact of foreign currency accounted for a decrease of approximately $14.7 million which was partially offset by the impact associated with the two acquisitions during the first half of fiscal 2008 of approximately $18.9 million. On a constant currency basis and after eliminating the impact of acquisitions, store expenses increased by $6.4 million. For the current year cumulative period, total store and regional expenses increased to 65.6% of total revenue compared to 64.8% of total revenue for the year earlier period. After adjusting for constant currency reporting and elimination of acquisitions, the percentage of total store and regional expenses as compared to total revenue increased from the reported amount of 65.6% to 66.1%.
Relative to our business units, after excluding the impacts of foreign currency and acquisitions, US store and regional expenses decreased by $5.9 million while Canada’s expenses increased moderately by $1.0 million. The decrease in the US and slight increase in Canada is consistent with the closure of approximately 70 US and Canadian stores that was announced earlier in the current fiscal year. The adjusted store and regional expenses in United Kingdom were up approximately $11.4 million for the six months ended December

31, 2008 as compared to the prior year. The United Kingdom increase was primarily attributable to the categories of salary and benefits, occupancy, loan loss provision and advertising which are all commensurate with growth in that country.
Corporate and Other Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2007	2008	2007	2008	2007	2008	2007	2008
Corporate expenses	$17,531	$17,594	12.4%	13.3%	$34,729	$37,114	12.7%	13.0%
Other depreciation and amortization	890	938	0.6%	0.7%	1,809	1,978	0.7%	0.7%
Interest expense, net	8,977	8,570	6.3%	6.5%	17,066	18,019	6.3%	6.3%
Loss on store closings	106	555	0.1%	0.4%	193	5,493	0.1%	1.9%
Other (income) expense	(153)	(5,412)	(0.1)%	(4.1)%	(165)	(5,160)	(0.1)%	(1.8)%
Income tax provision	8,936	10,383	6.3%	7.9%	17,392	15,609	6.4%	5.5%
The Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007
Corporate Expenses
Corporate expenses remained relatively unchanged in US Dollars and were $17.6 million for the three months ended December 31, 2008 and $17.5 million for the three months ended December 31, 2007. On a constant currency basis, corporate expenses increased by approximately $1.8 million, reflecting higher regulatory costs and legal fees in the US, the previously announced increased investment in global management capabilities and infrastructure to support future global store and product expansion plans, as well as the continuing active international acquisition strategy.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $ 0.9 million for the three months ended December 31, 2008 and 2007.
Interest Expense
Interest expense, net was $8.6 million for the three months ended December 31, 2008 compared to $9.0 million for the same period in the prior year. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the Convertible Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. For the three months ended December 31, 2008 there was an increase in net interest expense of approximately $1.2 million resulting from a decrease of interest income related to the lower amount of short-term invested cash due to the aforementioned fiscal 2008 acquisitions as compared to the same period in the prior year. This was offset by a decrease of approximately $1.6 million in interest expense resulting primarily from the impacts of foreign currency translation of interest expense in our Canadian and UK operations.
Loss on Store Closings
We incurred an additional $0.6 million charge in the three months ended December 31, 2008 related to the previously announced closure of 53 underperforming stores in the United States and 17 underperforming stores in Canada. The additional expenses recorded during the current three month period related to continuing occupancy costs and store closure related expenses.

Income Tax Provision
The provision for income taxes was $10.4 million for the three months ended December 31, 2008 compared to a provision of $8.9 million for the three months ended December 31, 2007. Our effective tax rate was 47.1% for the three months ended December 31, 2008 and was 40.8% for the three months ended December 31, 2007. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2008 we maintained a deferred tax asset of $115.4 million which is offset by a valuation allowance of $100.1 million of which $1.4 million was provided for in the quarter. The change for the quarter in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at September 30, 2008	$107.9	$98.7	$9.2
U.S. increase	1.6	1.6	—
Foreign increase/(decrease)	5.9	(0.2)	6.1

Balance at December 31, 2008	$115.4	$100.1	$15.3
The $115.4 million in deferred tax assets consists of $53.2 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $16.5 million in foreign deferred tax assets. At December 31, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $53.2 million, which reflects an increase of $1.6 million during the quarter. The net operating loss carry forward at December 31, 2008 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the “Code” because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.5 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At September 30, 2008, we had unrecognized tax benefit reserves related to uncertain tax positions of $8.5 million which, if recognized, would decrease the effective tax rate. At December 31, 2008 we had $8.0 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The reduction of $0.5 million during the quarter results primarily from foreign currency fluctuation.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal decrease during the three months ended December 31, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
The Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007
Corporate Expenses
Corporate expenses increased $2.4 million from $34.7 million for the six months ended December 31, 2007 to $37.1 million for the current six month period. On a constant currency basis, corporate expenses increased by approximately $4.3 million, reflecting higher regulatory costs and legal fees in the US, the previously announced increased investment in global management capabilities and infrastructure to support future global store and product expansion plans, as well as the continuing active international acquisitions strategy.
Other Depreciation and Amortization

Other depreciation and amortization expenses remained relatively unchanged and were $ 2.0 million for the six months ended December 31, 2008 compared to $ 1.8 million for the six months ended December 31, 2007.
Interest Expense
Interest expense was $18.0 million for the six months ended December 31, 2008 compared to $17.1 million for the six months ended December 31, 2007. On June 27, 2007, we issued $200.0 million aggregate principal amount the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the Convertible Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. For the six months ended December 31, 2008, there was an increase in net interest expense of approximately $2.6 million resulting from a decrease of interest income related to the lower amount of short-term invested cash due to the aforementioned fiscal 2008 acquisitions, as compared to the same period in the prior year. This was offset by a decrease of approximately $1.7 million in interest expense resulting primarily from the impacts of foreign currency translation of interest expense in our Canadian and UK operations.
Loss on Store Closings
We incurred a $5.5 million charge in the six months ended December 31, 2008 related to the closure of 53 underperforming stores in the United States and 17 underperforming stores in Canada. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs.
Income Tax Provision
The provision for income taxes was $15.6 million for the six months ended December 31, 2008 compared to a provision of $17.4 million for the six months ended December 31, 2007. Our effective tax rate was 38.4% for the six months ended December 31, 2008 and was 41.0% for the six months ended December 31, 2007. Our effective tax rate for the six months ended December 31, 2008 is a combination of an effective rate of 47.1% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our six month fiscal 2009 provision for income taxes related to these two items was $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2008 we maintained a deferred tax asset of $115.4 million which is offset by a valuation allowance of $100.1 million of which $2.4 million was provided for in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2008	$109.9	$97.7	$12.2
U.S. increase	2.7	2.7	—
Foreign increase/(decrease)	2.8	(0.3)	3.1

Balance at December 31, 2008	$115.4	$100.1	$15.3
The $115.4 million in deferred tax assets consists of $53.2 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $16.5 million in foreign deferred tax assets. At December 31, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of

$53.2 million, which reflects an increase of $2.7 million during the period. The net operating loss carry forward at December 31, 2008 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.5 million. Of this amount $1.5 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.5 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2008, we had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At December 31, 2008 we had $8.0 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The reduction of $1.9 million during the period results primarily from the effects of the Competent Authority settlement discussed above.
The tax years ending June 30, 2004 through 2007 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents an increase of $0.2 million during the six months ended December 31, 2008. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Changes in Financial Condition
On an actual and constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2008, cash and cash equivalents decreased $0.4, million which is net of a $37.1 million decline as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is no actual diminution in value from changes in currency rates, and as a result, the cash balances are still fully available to fund the daily operations of the U.K. and Canadian business units. Net cash provided by operating activities was $16.7 million for the six months ended December 31, 2008 compared to $30.8 million for the six months ended December 31, 2007. The decrease in net cash provided by operations was primarily the result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
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
Net cash provided by operating activities was $16.7 million for the six months ended December 31, 2008 compared to $30.8 million for the six months ended December 31, 2007. The decrease in net cash provided from operating activities was primarily a result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Net cash used in investing activities was $9.8 million for the six months ended December 31, 2008 compared $150.3 million for the six months ended December 31, 2007. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For the six months ended December 31, 2008, we made capital expenditures of $7.7 million and acquisitions of $2.0 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $16.8 million during our fiscal year ending June 30, 2009.
Net cash provided by financing activities was $29.9 million for the six months ended December 31, 2008 compared to net cash used in financing activities of $3.1 million for the six months ended December 31, 2007. The cash provided by financing activities during the six months ended December 31, 2008 was primarily a result of the use of our revolving credit facilities in the United States and the United Kingdom and the exercise of employee stock options. This was offset by the $7.5 million stock repurchase program and by scheduled principal payments on our long term debt obligations. The cash used in financing activities during the six months ended December 31, 2007 was primarily a result of scheduled repayments of our long term debt obligations.
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
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At December 31, 2008, the borrowing capacity was $23.6 million. At December 31, 2008, there was $37.1 million outstanding indebtedness under the U.S. Revolving Facility and $0.9 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the New Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the New Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At December 31, 2008, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at December 31, 2008.
United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million, of which GBP 1.8 million ($2.7 million) was outstanding at December 31, 2008. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (2.0% at December 31, 2008) plus 0.5%. Interest accrues on the net amount of the overdraft facility and the cash balance.

Debt Due Within One Year. As of December 31, 2008, debt due within one year consisted of $3.8 million mandatory repayment of 1.0% per annum of the original principal balance of the Canadian Term Facility and the U.K. Term Facility and $39.8 million under our revolving credit facilities.
Long-Term Debt. As of December 31, 2008, long term debt consisted of $200.0 million principal amount of Convertible Notes and $366.5 million in term loans due October 30, 2012 under the New Credit Agreement.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2008, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$39,796	$39,796	$—	$—	$—
Long-term debt:

Term loans due 2012	370,310	3,788	7,577	358,945	—
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	126,398	32,174	45,808	25,060	23,356

Total contractual cash obligations	$736,504	$75,758	$53,385	$384,005	$223,356

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
Balance Sheet Variations
December 31, 2008 compared to June 30, 2008.
Loans receivable, net decreased to $91.9 million at December 31, 2008 from $115.2 million at June 30, 2008. The decrease is primarily due to the impact of the exchange rates on our foreign subsidiaries of $3.6 million in Canada and $17.1 million in the United Kingdom. The additional decrease is due to the decrease of the foreign installment loan products.
Fair value of derivatives changed from a liability of $37.2 million at June 30, 2008 to a net asset of $13.2 million at December 31, 2008 as a result of the mark to market of the cross currency interest rate swaps. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates.
Property and equipment, net of accumulated depreciation decreased $12.9 million from $68.0 million at June 30, 2008 to $55.1 million at December 31, 2008. The decrease is primarily due to the impact of the exchange rates on our foreign subsidiaries of $5.0 million in Canada and $5.5 million in the United Kingdom. The decrease is also attributable to a write-off of net fixed assets related to the closed

North American stores and depreciation.
Goodwill and other intangibles decreased $48.7 million, from $470.7 million at June 30, 2008 to $422.0 million at December 31, 2008 due primarily to foreign currency translation adjustments of $52.4 million, partially offset by acquisitions of $3.7 million.
Accounts payable decreased $22.2 million from $51.1 million at June 30, 2008 to $28.9 million at December 31, 2008 primarily due to the timing of settlements with third-party vendors and our franchisees. Currency exchange rates in Canada and the United Kingdom accounted for $1.4 million and $2.4 million of the decrease, respectively.
The increase in debt due within one year of $34.4 million from $9.2 million at June 30, 2008 to $43.6 million at December 31, 2008 is primarily due to increased borrowing under the U.S. Revolving Facility of $37.1 million. This was partially offset by a decrease in the outstanding balance of the U.K. Overdraft Facility of $2.6 million.
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
Impact of Recent Accounting Pronouncement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard makes the measurement for fair value more consistent and comparable and improves disclosures about those measures. We adopted this statement beginning July 1, 2008. The credit valuation adjustments required by SFAS 157 did not negatively impact the effectiveness assessments or materially impact our accounting for our cash flow hedging relationships.
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 beginning July 1, 2008. The pronouncement has no effect on our financial statements and we have not elected the fair value option for any items on our balance sheet.
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
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-a, are effective for us beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. We believe that FSP APB 14-a, will impact the accounting for our 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.0 million for the three months ended December 31, 2007, approximately $2.2 million for the three months ended December 31, 2008, approximately $4.1 million for the six months ended December 31, 2007 and approximately $4.5 million for the six months ended December 31, 2008 applied retrospectively beginning July 1, 2009.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, , the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in this Quarterly Report on Form 10-Q and other cautionary statements in this Item 1A of our annual report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	December 31,
	2007	2008
Company Operating Data:
Stores in operation:
Company-owned	1,088	1,078
Franchised stores and check cashing merchants	354	292

Total	1,442	1,370

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2008		2007	2008
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,275	$1,138	(1)	$2,465	$2,455	(1)
Face amount of average check	$538	$464	(2)	$532	$493	(2)
Average fee per check	$20.63	$16.99	(3)	$20.39	$18.11	(3)
Number of checks cashed (in thousands)	2,369	2,450		4,635	4,979

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$14,440	$14,239	$29,012	$33,400
Collections	(10,611)	(10,449)	(21,184)	(24,387)

Net write-offs	$3,829	$3,790	$7,828	$9,013

Collections as a percentage of returned checks	73.5%	73.4%	73.0%	73.0%
Net write-offs as a percentage of check cashing revenues	7.8%	9.1%	8.2%	10.0%
Net write-offs as a percentage of the face amount of checks cashed	0.30%	0.33%	0.32%	0.37%

(1)	Net of a $170 and $185 decline as a result of the impact of exchange rates for the three and six months ended December 31, 2008, respectively.

(2)	Net of a $70 and $37 decline as a result of the impact of exchange rates for the three and six months ended December 31, 2008, respectively.

(3)	Net of a $1.91and $1.11 decline as a result of the impact of exchange rates for the three and six months ended December 31, 2008, respectively.

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
U.S. company-funded consumer loan originations (1)	$129,299	$161,067 (3)	$225,249	$327,447 (3)

Canadian company-funded consumer loan originations (2)	253,444	192,738 (4)	496,892	425,583 (4)

U.K. company-funded consumer loan originations (2)	87,876	90,321 (5)	167,388	202,205 (5)

Total company-funded consumer loan originations	$470,619	$444,126	$889,529	$955,235

U.S. Servicing revenues	$635	$539	$1,429	$1,117
U.S. company-funded consumer loan revenues	19,089	21,649	34,283	43,874
Canadian company-funded consumer loan revenues	38,455	30,006	76,426	67,203
U.K. company-funded consumer loan revenues	15,415	17,811	29,965	39,309

Total consumer lending revenues, net	$73,594	$70,005	$142,103	$151,503

Gross charge-offs of company-funded consumer loans	$54,181	$48,781	$105,938	$108,258

Recoveries of company-funded consumer loans	(40,887)	(33,732)	(82,309)	(81,171)

Net charge-offs on company-funded consumer loans	$13,294	$15,049	$23,629	$27,087

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.5%	11.0%	11.9%	11.3%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	8.7%	7.6%	9.2%	8.5%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.8%	3.4%	2.7%	2.8%

(1)	Our company operated stores in the United States offer company-funded single-payment consumer loans in all markets, with the exception of Texas. In Texas, the Company offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the United Kingdom are company funded.

(3)	The increase for the three and six months ended December 31, 2008 is primarily related to the CCS and APL acquisitions in fiscal 2008.

(4)	Net of a $45.0 and $44.4 decline as a result of the impact of exchange rates for the three and six months ended December 31, 2008.

(5)	Net of a $27.3 and $35.1 decline as a result of the impact of exchange rates for the three and six months ended December 31, 2008

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
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2008, we held put options with an aggregate notional value of C$18.0 million and GBP 2.7 million to protect certain currency exposure in Canada and the United Kingdom through March 31, 2009. In January, we purchased put options for April with notional amounts of C$ 6.0 million and GBP 0.9 million We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other (income) expense, net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2008, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of December 31, 2008, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $0.1 million, net of tax all of which is expected to be transferred to earnings in the next three months along with the earnings effects of the related forecasted transactions. The fair market value at December 31, 2008 was $0.6 million and is included in prepaid expenses on the balance sheet.
Canadian operations accounted for approximately 104.8% of consolidated pre-tax earnings for the six months ended December 31, 2008 and 89.0% of consolidated pre-tax earnings for the six months ended December 31, 2007. U.K. operations accounted for approximately 42.0% of consolidated pre-tax earnings for the six months ended December 31, 2008 and approximately 28.1% of consolidated pre-tax earnings for the six months ended December 31, 2007. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $1.0 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $6.0 million for the six months ended December 31, 2008 and $5.0 million for the six months ended December 31, 2007. This impact represents nearly 14.7% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2008 and 11.7% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2007.
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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of December 31, 2008, amounts related to cross-currency interest rate swaps amounted to an increase in stockholders’ equity of $12.4 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2008 is an asset of $13.2 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three and six months ended December 31, 2008. During the six months ended December 31, 2007, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part II, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than for those risks set forth immediately below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Unexpected changes in foreign tax rates and political and economic conditions could negatively impact our operating results.
We currently conduct significant check cashing and consumer lending activities internationally. For the six months ended December 31, 2008 and 2007, our foreign subsidiaries accounted for 70.8% and 76.0% of our total revenues, respectively. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, especially given the recent financial deterioration of the economic conditions in the countries in which we operate, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.
Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a recession or general economic slowdown in the geographic markets in which we operate.
A significant portion of our revenues is derived from cashing checks. For the six months ended December 31, 2008 and 2007, revenues from check cashing accounted for 31.6% and 34.7% of our total revenues, respectively. Any changes in economic factors in the geographic markets in which we operate that adversely affect consumer transactions and employment, including a recession or general economic slowdown, could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations. In addition, we could be required to tighten our underwriting standards for our loan products, which would reduce cash advance balances, and we could face difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. Such reductions in our outstanding loans and/or an increase in loan losses could adversely affect our results of operations.
The price of our common stock after may be volatile.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the six months ended December 31, 2008, the market price of our common stock has been as high as $21.91, and as low as $5.89. Additionally, during calendar year 2008, the market price of our common stock was as high as $31.10 and as low as $5.89. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.
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
Potential for Goodwill Impairment
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of December 31, 2008 of $376.7 million exceeded total shareholders’ equity of $166.6 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.
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
We cannot predict any other changes in generally accepted accounting principals, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our security, including our common stock and the 2.875% Senior Convertible Notes due 2027.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following table provides information regarding the repurchase of our common stock during fiscal 2009 (in millions except share and per share amounts):

				Approximate
				Dollar Value of
				Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased
		Average Price	as Part of Publicly	Under
	Total Number of	Paid Per	Announced Plans	the Plans or
Period	Shares Purchased	Share	or Programs	Programs
July 21, 2008 — July 31, 2008 (1)	—	—	—	$7.5
August 1, 2008 — August 31, 2008	114,800	$15.70	114,800	$5.7
September 1, 2008 — September 30, 2008	106,600	$15.67	106,600	$4.0
October 1, 2008 — October 31, 2008	314,399	$12.81	314,399	—
Total	535,799	$14.00	535,799	—

(1)	On July 21, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to $7.5 million of our outstanding common stock, which is the maximum amount of our common stock we can repurchase pursuant to the terms of our credit facility.
Item 4. Sumission of Matters to a Vote of Security Holders
The Annual Meeting of our stockholders was held on November 13, 2008.
The following persons were elected to serve as Class A members of our Board of Directors each to serve until the 2011 annual meeting of our stockholders and until their respective successors are duly elected and qualified.

	Votes For:	Votes Withheld:
Jeffery Weiss	21,237,772	332,161
Ronald McLaughlin	21,268,636	301,297
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2009 was ratified:

Votes For	21,416,456
Votes Against	151,019
Abstentions	2,457

Item 6. Exhibits

Exhibit No.	Description of Document
10.1	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (1)

10.2	Form of Stock Option Grant Notice for 2007 Equity Incentive Plan (1)

10.3	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee) (1)

10.4	Amendment No. 1 to the Employment Agreement dated December 18, 2008 by and among Dollar Financial Corp., Dollar Financial Group, Inc. and Jeffrey Weiss (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 5, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 22, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: February 9, 2009	*By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.