Form 10-Q
period 2009-03-31
DOLLAR FINANCIAL CORP
filed 2009-05-11
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
As of April 30, 2009, 24,087,440 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,714	$191,567
Loans receivable, net:
Loans receivable	123,683	93,153
Less: Allowance for loan losses	(7,853)	(6,280)

Loans receivable, net	115,830	86,873
Loans in default, net of an allowance of $22,580 and $18,652	11,317	8,055
Other receivables	11,031	10,784
Prepaid expenses and other current assets	18,938	16,159
Current deferred tax asset, net of valuation allowance of $4,335 and $4,335	471	26

Total current assets	367,301	313,464
Deferred tax asset, net of valuation allowance of $93,355 and $99,833	11,720	11,594
Property and equipment, net of accumulated depreciation of $98,302 and $95,963	68,033	53,312
Goodwill and other intangibles	470,731	416,670
Debt issuance costs, net of accumulated amortization of $4,656 and $6,378	15,108	11,375
Fair value of derivatives	—	28,104
Other	10,030	12,519

Total Assets	$942,923	$847,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,054	$31,454
Income taxes payable	12,194	9,831
Accrued expenses and other liabilities	32,189	29,515
Debt due within one year	9,187	3,768
Current deferred tax liability	—	12

Total current liabilities	104,624	74,580
Fair value of derivatives	37,214	—
Long-term deferred tax liability	22,352	21,261
Long-term debt	574,017	563,571
Other non-current liabilities	11,391	9,766
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,229,178 shares and 24,088,026 shares issued and outstanding at June 30, 2008 and March 31, 2009, respectively	24	24
Additional paid-in capital	255,197	256,055
Accumulated deficit	(95,950)	(63,018)
Accumulated other comprehensive income (loss)	34,054	(15,201)

Total stockholders’ equity	193,325	177,860

Total Liabilities and Stockholders’ Equity	$942,923	$847,038

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Revenues:
Check cashing	$51,503	$37,263	$146,025	$127,419
Fees from consumer lending	73,316	58,551	215,419	210,054
Money transfer fees	6,921	5,957	19,960	20,351
Franchise fees and royalties	1,237	990	3,740	3,276
Other	16,336	15,403	36,746	42,313

Total revenues	149,313	118,164	421,890	403,413

Store and regional expenses:
Salaries and benefits	42,778	34,429	116,661	111,507
Provision for loan losses	14,023	10,242	44,899	40,392
Occupancy	11,359	9,863	30,790	31,503
Depreciation	3,597	3,057	9,620	9,819
Returned checks, net and cash shortages	4,973	2,866	14,226	13,228
Telephone and communications	1,917	1,739	5,367	5,616
Advertising	2,602	1,451	7,426	6,659
Bank charges and armored carrier service	3,611	3,174	9,954	9,937
Other	13,287	10,748	35,739	36,073

Total store and regional expenses	98,147	77,569	274,682	264,734

Store and regional margin	51,166	40,595	147,208	138,679

Corporate and other expenses:
Corporate expenses	17,893	15,452	52,621	52,566
Other depreciation and amortization	854	925	2,663	2,903
Interest expense, net	9,771	8,144	26,837	26,163
Loss on store closings	176	644	369	6,137
Other income, net	(159)	(832)	(323)	(5,992)

Income before income taxes	22,631	16,262	65,041	56,902
Income tax provision	8,802	8,361	26,194	23,970

Net income	$13,829	$7,901	$38,847	$32,932

Net income per share:
Basic	$0.57	$0.33	$1.61	$1.37
Diluted	$0.56	$0.33	$1.58	$1.37
Weighted average shares outstanding:
Basic	24,120,797	23,951,974	24,087,467	24,024,628
Diluted	24,522,485	24,007,851	24,590,362	24,114,896
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock		Additional	Accumulated	Other	Total
	Outstanding		Paid-in	Income	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (loss)	Equity
Balance, June 30, 2008 (audited)	24,229,178	$24	$255,197	$(95,950)	$34,054	$193,325

Comprehensive income:
Foreign currency translation					(40,507)	(40,507)
Cash flow hedges					(8,748)	(8,748)
Net income				32,932		32,932

Total comprehensive income						(16,323)
Restricted stock grants	159,417
Stock options exercised	259,545		3,305			3,305
Vested portion of granted restricted stock and restricted stock units			3,079			3,079
Purchase and retirement of company shares	(535,799)		(7,492)			(7,492)
Retirement of common stock	(24,315)
Other stock compensation			1,966			1,966

Balance, March 31, 2009 (unaudited)	24,088,026	$24	$256,055	$(63,018)	$(15,201)	$177,860

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income	$38,847	$32,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,822	15,121
Loss on extinguishment of debt	97	—
Provision for loan losses	44,899	40,392
Non-cash stock compensation	1,966	5,045
Losses on store closings	140	1,963
Deferred tax provision	3,834	3,793
Other, net	341	—
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(56,492)	(33,672)
Increase in prepaid expenses and other	(4,955)	(3,635)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	20,459	(14,380)

Net cash provided by operating activities	63,958	47,559
Cash flows from investing activities:
Acquisitions, net of cash acquired	(138,165)	(2,382)
Additions to property and equipment	(19,363)	(11,013)

Net cash used in investing activities	(157,528)	(13,395)
Cash flows from financing activities:
Decrease in restricted cash	1,014	—
Proceeds from the exercise of stock options	1,027	3,305
Purchase of company stock	—	(7,492)
Other debt payments	(5,453)	(2,653)
Net increase (decrease) in revolving credit facilities	3,971	(3,753)
Payment of debt issuance and other costs	(441)	(128)

Net cash provided by (used in) financing activities	118	(10,721)
Effect of exchange rate changes on cash and cash equivalents	4,171	(41,590)

Net decrease in cash and cash equivalents	(89,281)	(18,147)
Cash and cash equivalents at beginning of period	290,945	209,714

Cash and cash equivalents at end of period	$201,664	$191,567

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned subsidiaries (collectively the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of the Company consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. Through its subsidiaries, the Company provides retail financial services and document processing services to the general public through a network of 1,264 locations (of which 1,078 are company owned) operating primarily as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Cash Advance USA and We The People® in 26 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,207 locations (including 1,078 company-owned) in 20 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Earnings per Share (continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Net income	$13,829	$7,901	$38,847	$32,932
Reconciliation of denominator:
Weighted average of common shares outstanding — basic [1]	24,121	23,952	24,087	24,025
Effect of dilutive stock options [2]	383	—	473	14
Effect of unvested restricted stock and restricted stock unit grants	18	56	30	76

Weighted average of common shares outstanding — diluted	24,522	24,008	24,590	24,115

(1)	Excludes 75,060 and 114,406 shares of unvested restricted stock, which are included in total outstanding common shares as of March 31, 2008 and March 31, 2009, respectively.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
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
Compensation expense related to share-based compensation included in the statement of operations for the three months ended March 31, 2008 and 2009 was $0.7 million and $1.1 million, net of related tax effects, respectively and $1.8 million and $2.9 million, net of related tax effects, for the nine months ended March 31, 2008 and 2009, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Expected volatility	50.8%	52.2%	49.7%	49.6%
Expected life (years)	6.0	6.0	6.0	5.8
Risk-free interest rate	3.09%	2.38%	3.60%	2.51%
Expected dividends	None	None	None	None
Weighted average fair value	$11.23	$3.40	$13.44	$3.71
A summary of the status of stock option activity for the nine months ended March 31, 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2008 (1,028,778 shares exercisable)	1,542,363	$16.25	7.8	$1.6
Granted	456,785	$8.49
Exercised	(259,545)	$12.74
Forfeited and expired	(148,371)	$16.42

Options outstanding at March 31, 2009	1,591,232	$14.58	8.1	$0.7

Exercisable at March 31, 2009	832,698	$16.28	6.9	$—

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2009 was zero and $1.5 million, respectively and was $0.2 million and $1.0 million for the three and nine months ended March 31, 2008, respectively. As of March 31, 2009, the total unrecognized compensation cost over a weighted-average period of 2.1 years, related to stock options, is expected to be $3.0 million. Cash received from stock options exercised for the three and nine months ended March 31, 2009 was zero and $3.3 million, respectively, and was $0.4 million and $1.0 million for the three and nine months ended March 31, 2008, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2008	52,305	$21.90
Granted	96,752	$9.38
Vested	(31,772)	$20.84
Forfeited	(2,879)	$18.50

Outstanding at March 31, 2009	114,406	$11.69

Restricted Stock Unit awards (“RSUs”) granted under the 2005 Plan and 2007 Plan become vested after a designated period of time (“time-based”), which is generally on a quarterly basis over three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2008	226,802	$21.32
Granted	302,075	$7.86
Vested	(79,092)	$22.42
Forfeited	(12,813)	$21.66

Outstanding at March 31, 2009	436,972	$11.80

As of March 31, 2009, there was $5.6 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three and nine months ended March 31, 2009 was $1.2 million and $2.4 million, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout U.S. GAAP. This new standard makes the measurement for fair value more consistent and comparable and improves disclosures about those measures. The Company adopted the provisions of SFAS 157 on July 1, 2008
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 became effective for the Company on July 1, 2008. The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (a revision of Statement No. 141), (“SFAS 141R”). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. This Statement is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is July 1, 2009 for the Company. However, the provisions of this Statement that amend FASB Statement No. 109 and Interpretation No. 48, will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS 141R.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133. SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the provisions of SFAS 161 on January 1, 2009.
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-a, are effective for the Company beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. The Company believes that FSP APB 14-a, will impact the accounting for its 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.1 million and $2.3 million for the three months ended March 31, 2008 and 2009, respectively, and approximately $6.1 million and $6.6 million for the nine months ended March 31, 2008 and 2009, respectively, applied retrospectively beginning July 1, 2009.
In April 2009, the FASB issued FASB Staff Position SFAS 107-b, “Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-b”). The FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-b is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP SFAS 107-b and provide the additional disclosure requirements for its first quarter 2010.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions
The following acquisitions have been accounted for under the purchase method of accounting.
On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash including $2.0 million in cash that will be held in escrow for 24 months to secure certain indemnification claims. In addition, the agreement included a maximum revenue-based earn-out of up to $3.0 million which would have been payable in February 2009, however the provisions of the earn-out were not met. This potential earn-out is not included in the aforementioned purchase price. On August 30, 2007, the Company consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, the Company consummated the acquisition of an additional four stores, all of which are located in Iowa. On October 17, 2007, the Company consummated the acquisition of an additional 16 stores, which are located in Kansas and South Carolina. The Company completed the acquisition of the remaining three stores in Nebraska on March 11, 2008. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the APL Acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $22.0 million and was recorded to goodwill.
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
On October 17, 2008, the Company entered in a series of purchase agreements to acquire substantially all of the assets of six franchised stores from a franchisee of the Company’s wholly owned United Kingdom subsidiary. The aggregate purchase price for the acquisitions was approximately $3.3 million in cash. The Company used excess cash to fund the acquisition. The company allocated a portion of the purchase price to identifiable intangible assets, reacquired franchise rights, in the amount of $2.6 million and other assets in the amount of $0.7 million. There was no excess purchase price over the preliminary fair value of identifiable assets acquired.
During the nine months ended March 31, 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom resulting in an aggregate increase in goodwill of $1.0 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2008	$419.4
Acquisitions:
Various small acquisitions	1.0
Foreign currency adjustment	(47.5)

Balance at March 31, 2009	$372.9

The following unaudited pro forma information for the three and nine months ended March 31, 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL and CCS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	(Unaudited in thousands except per share amounts)
	Three months ended	Nine months ended
	March 31,	March 31,
	2008	2008
Revenue	$149,470	$447,291
Net income	$13,852	$42,432
Net income per common share — basic	$0.57	$1.76
Net income per common share — diluted	$0.56	$1.73
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill and other intangibles by reportable segment for the nine months ended March 31, 2009 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2008	$205,506	$189,429	$75,796	$470,731
Acquisition	516	51	3,355	3,922
Foreign currency translation adjustments	—	(36,214)	(21,769)	(57,983)

Balance at March 31, 2009	$206,022	$153,266	$57,382	$416,670

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30,	March 31,
	2008	2009
	Gross	Gross
	Carrying	Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$419,351	$372,867
Reacquired franchise rights	51,380	43,803

	$470,731	$416,670

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
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2008, there was no impairment of goodwill. At March 31, 2009, we did not identify any indicators that we believe would cause our goodwill to be more likely than not impaired. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
4. Contingent Liabilities
Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the range of loss, if any, at this time in connection with any of the legal proceedings discussed below. While the outcome of these matters is currently not determinable, the Company believes that there is no legal basis of liability and the Company does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.
We assess the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies.” This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, Money Mart, on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. Money Mart’s motion to stay the action on grounds of arbitrability was denied. OPCO’s motion to stay the action for lack of jurisdiction was denied and the related appeal was dismissed. The plaintiff’s motion for class certification was granted on January 5, 2007 and leave to appeal from the decision was refused. In July 2007, the Supreme Court of Canada released two decisions regarding interplay between arbitration clauses and class actions. As a result, Money Mart brought a new application to stay the action and to decertify it. The plaintiff responded by bringing a cross-motion for summary judgment on selected issues. Both the application and the cross-motion were dismissed in June 2008. Money Mart brought an appeal in respect of the application; the appeal was heard on October 17, 2008 and was dismissed. On December 23, 2008, the Company and Money Mart filed an application for leave to appeal with the Supreme Court of Canada in respect of the dismissal. The application was dismissed by the Court. The trial of the common issues commenced on April 27, 2009 and is continuing. At the beginning of the trial, plaintiff’s counsel asserted maximum damages in the amount of approximately C$225 million plus interest and the Company asserted a counter-claim of approximately C$45 million. Settlement and mediation discussions have been unsuccessful to date and there is no assurance they will be successful in the future.
On October 21, 2003, another former customer, Kenneth D. Mortillaro, commenced a similar action against Money Mart, but this action has since been stayed on consent because it is a duplicate action. The allegations, putative class and relief sought in the Mortillaro action are substantially the same as those in the Smith action.
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from Money Mart in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, Money Mart settled this action, subject to court approval. On March 3, 2006 just prior to the date scheduled for final court approval of the settlement the plaintiff’s lawyers advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, Money Mart commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. This latter action has since been resolved.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. An appeal from this certification decision was to be argued on February 8, 2008. As a result of recently released decisions of the Supreme Court of Canada regarding the interplay between arbitration clauses and class actions, Money Mart raised the issue of its arbitration clauses as a ground for appeal. The Court of Appeal responded by adjourning the appeal and remanding the matter to the motions judge to hear argument on Money Mart’s motion for a stay. That motion was argued on April 28 and 29, 2008 and was dismissed on May 13, 2008. Money Mart appealed from that decision. The appeal was heard in January 2009 together with the certification appeal that had previously been adjourned and the appeals brought by OPCO described below. The appeals were dismissed.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
In December 2007 the plaintiffs filed a motion to add OPCO as a defendant in this action and in March 2008 an order was granted adding OPCO as a defendant. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted and OPCO’s motion to stay the action was dismissed. OPCO appealed the certification decision and obtained leave to appeal the dismissal of its motion for a stay. These appeals were heard together with the Money Mart appeals in January, 2009 and were also dismissed.
The action against Money Mart and OPCO is presently in the discovery phase and a summary trial is scheduled to commence in January 2010.
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
California Legal Proceedings
On September 11, 2006, Caren Bufil commenced a lawsuit against OPCO; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil seeks class certification of the action alleging that OPCO failed to provide non-management employees with meal and rest breaks required under California law. The suit seeks an unspecified amount of damages and other relief. OPCO filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the previous case and should be dismissed. Plaintiff filed her motion for class certification. OPCO’s motion was granted, and Bufil’s motion was denied. Bufil appealed both rulings. In April 2008, the Court of Appeal reversed the trial court’s ruling. OPCO filed a petition for review of that decision with the California Supreme Court, but in July 2008 the Court denied the petition. The case was then returned to the trial court level and was assigned to the complex division. The trial court ordered briefing and a hearing on the issue of what discretion the trial court had on plaintiff’s motion for class certification. After the hearing, the trial court ruled that it had to follow the Court of Appeal’s decision on class certification issues and ordered that the plaintiff’s proposed class and sub-classes be certified. Following this decision, the parties have agreed to stay the action through August 2009 while they attempt settlement through mediation. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.
On April 26, 2007, the San Francisco City Attorney (“City Attorney”) filed a complaint alleging that OPCO’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. On January 5, 2009, the City Attorney filed a First Amended Complaint, restating the claims in the original complaint, adding OPCO as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by OPCO and/or its subsidiaries violated the California Deferred Deposit Transaction law. OPCO and its subsidiaries have denied the allegations of the First Amended Complaint. Discovery is proceeding in state court and no trial date has been set. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
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
On January 17, 2007, a lawsuit was filed in the Los Angeles County Superior Court in California by six We The People franchisees against the Company, WTP, the Former WTP, and certain other defendants. The complaint alleged, among other causes of action, that defendants breached their franchise agreements with plaintiffs, engaged in fraud and conspiracy to defeat plaintiff’s rights, violated certain statutes relating to antitrust, securities and unfair competition, breached fiduciary duties owed to plaintiffs, and engaged in conduct which resulted in the intentional and negligent infliction of emotional distress on plaintiffs. The lawsuit sought an unspecified amount of compensatory and punitive damages. In response, the Company removed the case to the United States District Court for the Central District of California. The Company also filed a petition to compel arbitration, which was granted. An arbitration hearing had been set to commence on March 24, 2009. Prior to the commencement of the arbitration hearings, the plaintiffs settled their arbitration claims for a nominal amount and the parties have agreed to dismiss the arbitration and court actions.
In February 2007, a lawsuit was filed by We The People of Mecklenburg County, LLC, George Hunt and Mary Hunt in the Superior Court of Mecklenburg County, North Carolina against Ira and Linda Distenfield and the Former WTP (the “IDLD Parties”), as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and violated the North Carolina business opportunity statute. The complaint seeks unspecified compensatory and punitive damages and recovery of legal fees. The Company removed the case to the federal court and was granted an order compelling arbitration of the dispute. The plaintiffs have yet to file their arbitration demand. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
In April 2007, a lawsuit was filed by Martha and Marty Wasserman, former WTP franchisees, in the U.S. District Court for the Northern District of Texas against the IDLD Parties, as well as the Company and WTP, as successors in interest. The complaint alleges, among other causes of action, that defendants breached the franchise agreement and that the IDLD Parties committed fraud and deceptive trade practices and violated the Texas business opportunity statute. The Court granted WTP’s motion to compel arbitration. The complaint seeks unspecified compensatory and punitive damages, restitution and recovery of legal fees. The plaintiffs have yet to file their arbitration demand. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
In May 2007, WTP met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating WTP operation in the New York City area for over three years. The Attorney General’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the Attorney General’s Office hold the former New York City WTP owners liable for the alleged misconduct. The terms of the AOD are in negotiation.
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
In March 2008, an arbitration case was filed by Beth Stubenrauch and Scrivener Enterprises, a former WTP franchisee in Boston, Massachusetts, against We The People USA, Inc., OPCO, and Ira and Linda Distenfield, alleging that the respondents breached the franchise agreement, committed fraud and deceptive trade practices, and violated various California and Massachusetts business statutes by failing to comply with franchise offering disclosure laws in 2005. The complainants seek over $0.3 million in damages plus interest and attorneys’ fees. The Company believes the material allegations in the statement of claim with respect to the Company and WTP are without merit and intends to defend the matter vigorously. Arbitration hearings are scheduled for July 2009 in Philadelphia, Pennsylvania.
In August 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business, (ii) the unauthorized practice of law, and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. In November 2008, the original six plaintiffs were dismissed by plaintiffs’ counsel and the complaint was later amended to include two new plaintiffs, Philip Jones and Carol Martin, who allege similar claims and seek class certification. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.
In January 2009, the Company learned that Ira and Linda Distenfield had filed a joint voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. In addition to delaying the ultimate resolution of many of the foregoing matters, the economic effect of this filing and, in particular, its effect on the Company’s ability to seek contribution from its co-defendants in connection with any of the foregoing matters, cannot presently be estimated.
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
Under the plan authorized by its Board of Directors, the Company was permitted to repurchase shares in open market purchases or through privately negotiated transactions as permitted under Securities Exchange Act of 1934 Rule 10b–18. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by the Company’s management. The purchases were funded from existing cash balances.
By October 13, 2008, the Company had repurchased 535,799 shares of its common stock at a cost of approximately $7.5 million, thus completing its stock repurchase plan.
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
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Fair Value Measurements (continued)
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	March 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial instruments	$—	$28,296	$—	$28,296

Liabilities
Derivative financial instruments	$—	$—	$—	$—
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.
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
During the nine months ended March 31, 2009, the Company recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $5.5 million consisting primarily of lease obligations and leasehold improvement write-offs. These charges were expensed within loss on store closings on the statements of operations. Of the $6.1 million charge, $3.4 million related to the United States segment and $2.7 million for Canadian segment. The closure of the stores in both the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Loss on Store Closing and Other Restructuring (continued)
Following is a reconciliation of the beginning and ending balances of the restructuring liability (in millions):

	Severance
	and Other	Store
	Retention	Closure
	Benefits	Costs	Total
Balance at June 30, 2008	$0.2	$—	$0.2
Charge recorded in earnings	0.6	5.5	6.1
Amounts paid	(0.8)	(3.2)	(4.0)
Non-cash charges	—	(1.8)	(1.8)

Balance at March 31, 2009	$—	$0.5	$0.5

8. Segment Information
The Company categorizes its operations into three operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in all operating segments are check cashing, single-payment consumer loans, money orders, money transfers and other ancillary services. As a result of the mix of service offerings and diversity in the respective regulatory environments, there are differences in each operating segment’s profit margins. Additionally, the United States operating segment includes all remaining corporate headquarters expenses that have not been charged out to the other two operating segments in Canada and United Kingdom. This factor also contributes to the lower pre-tax results reported in this segment.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2008
Total assets	$279,742	$462,433	$178,124	$920,299
Goodwill and other intangibles, net	206,683	187,721	75,055	469,459
Sales to unaffiliated customers:
Check cashing	18,826	18,945	13,732	51,503
Fees from consumer lending	22,045	34,839	16,432	73,316
Money transfer fees	1,733	3,840	1,348	6,921
Franchise fees and royalties	685	552	—	1,237
Other	2,722	10,762	2,852	16,336

Total sales to unaffiliated customers	46,011	68,938	34,364	149,313

Provision for loan losses	5,874	6,406	1,743	14,023
Interest expense, net	2,786	5,116	1,869	9,771
Depreciation and amortization	1,462	1,718	1,271	4,451
Loss on store closings	132	39	5	176
Other expense (income), net	5	(72)	(92)	(159)
Income before income taxes	3,716	14,170	4,745	22,631
Income tax provision	2,417	4,935	1,450	8,802

As of and for the nine months ended March 31, 2008
Sales to unaffiliated customers:
Check cashing	$42,025	$60,979	$43,021	$146,025
Fees from consumer lending	57,757	111,265	46,397	215,419
Money transfer fees	4,055	11,716	4,189	19,960
Franchise fees and royalties	1,990	1,750	—	3,740
Other	5,546	23,573	7,627	36,746

Total sales to unaffiliated customers	111,373	209,283	101,234	421,890

Provision for loan losses	18,562	20,968	5,369	44,899
Interest expense, net	5,122	15,986	5,729	26,837
Depreciation and amortization	3,718	4,828	3,737	12,283
Loss on store closings	276	88	5	369
Other expense (income), net	214	(418)	(119)	(323)
(Loss) income before income taxes	(3,542)	51,906	16,677	65,041
Income tax provision	1,997	19,171	5,026	26,194

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended March 31, 2009
Total assets	$264,448	$421,535	$161,055	$847,038
Goodwill and other intangibles, net	206,022	153,266	57,382	416,670
Sales to unaffiliated customers:
Check cashing	15,960	13,608	7,695	37,263
Fees from consumer lending	17,966	25,851	14,734	58,551
Money transfer fees	1,431	3,229	1,297	5,957
Franchise fees and royalties	486	504	—	990
Other	2,830	8,750	3,823	15,403

Total sales to unaffiliated customers	38,673	51,942	27,549	118,164

Provision for loan losses	3,882	4,904	1,456	10,242
Interest expense, net	2,783	3,904	1,457	8,144
Depreciation and amortization	1,363	1,396	1,223	3,982
Loss on store closings	277	327	40	644
Other expense (income), net	45	309	(1,186)	(832)
(Loss) income before income taxes	(380)	10,225	6,417	16,262
Income tax provision	4,245	2,194	1,922	8,361

As of and for the nine months ended March 31, 2009
Sales to unaffiliated customers:
Check cashing	$44,311	$51,497	$31,611	$127,419
Fees from consumer lending	62,957	93,054	54,043	210,054
Money transfer fees	4,550	11,404	4,397	20,351
Franchise fees and royalties	1,470	1,806	—	3,276
Other	8,623	22,653	11,037	42,313

Total sales to unaffiliated customers	121,911	180,414	101,088	403,413

Provision for loan losses	17,477	16,998	5,917	40,392
Interest expense, net	9,644	11,493	5,026	26,163
Depreciation and amortization	4,225	4,531	3,966	12,722
Loss on store closings	3,347	2,744	46	6,137
Other expense (income), net	554	(3,898)	(2,648)	(5,992)
(Loss) income before income taxes (1)	(14,386)	47,817	23,471	56,902
Income tax provision	4,219	13,831	5,920	23,970

(1)	(Loss) income before income taxes for the United States and Canada have been adjusted by $4,980. This adjustment is related to the disallowed portion that was repaid by the United States to its Canadian subsidiary associated with the settlement granted in the competent authority tax proceeding.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by the use of derivative financial instruments. Specifically, certain of the Company’s foreign operations in the United Kingdom and Canada expose the Company to fluctuations in interest rates and foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
Cash Flow Hedges of Foreign Exchange Risk
Operations in the United Kingdom and Canada have exposed the Company to changes in the CAD-USD and GBP-USD foreign exchange rates. From time to time, the Company’s U.K and Canadian subsidiaries purchase investment securities denominated in a currency other than their functional currency. The subsidiaries hedge the related foreign exchange risk typically with the use of out of the money put options because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in Other Comprehensive Income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of March 31, 2009, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks for the month of April:

	Notional	Notional
Foreign Currency Derivates	Sold	Purchased
CAD Put/USD Call Options	CAD 6,000,000	$4,800,000
GBP Put/USD Call Options	£900,000	$1,440,000
During April, 2009 the Company purchased additional foreign currency derivatives to hedge its foreign exchange risks for the months of May and June, 2009.
Cash Flow Hedges of Multiple Risks
The Company has foreign subsidiaries in the United Kingdom and Canada with variable-rate borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. The foreign subsidiaries are exposed to fluctuations in both the underlying variable borrowing rate and the foreign currency of the borrowing against its functional currency. The foreign subsidiaries use foreign currency derivatives including cross-currency interest rate swaps to manage its exposure to fluctuations in the variable borrowing rate and the foreign exchange rate. Cross-currency interest rate swaps involve both periodically (1) exchanging fixed rate interest payments for floating rate interest receipts and (2) exchanging notional amounts which will occur at the forward exchange rates in effect upon entering into the instrument. The derivatives are designated as cash flow hedges of both interest rate and foreign exchange risks.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company reclassifies from Accumulated Other Comprehensive Income to corporate expenses an amount that will offset the related re-measurement gains and losses on the foreign-currency denominated variable-rate borrowings also recorded in corporate expenses. During 2009, the Company estimates that an additional $0.2 million will be reclassified as a reduction to interest expense.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Derivative Instruments and Hedging Activities (continued)
As of March 31, 2009, the Company had the following outstanding derivatives that were used to hedge both interest rate risk and foreign exchange risk:

	Pay Fixed	Pay Fixed	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Strike Rate	Notional	Index
GBP-USD Cross Currency Swap	£19,877,676	8.360%	$39,000,000	3 mo. LIBOR + 3.00% per annum
EUR-GBP Cross Currency Swap	£20,731,223	8.450%	€30,703,826	3 mo. Euribor + 3.00% per annum
USD-CAD Cross Currency Swap	CAD184,978,258	7.135%	$160,875,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD61,932,049	7.130%	$53,625,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD84,448,625	7.070%	$73,125,000	3 mo. LIBOR + 2.75% per annum
Tabular Disclosures
The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of March 31, 2009 (in thousands).
Tabular Disclosure of Fair Values of Derivative Instruments(1)

	Asset Derivatives		Liability Derivatives
	As of March 31, 2009		As of March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133

Foreign Exchange Contracts	Prepaid Expenses	$192	Other Liabilities	$—
Cross Currency Swaps	Derivatives	28,104	Derivatives	—

Total derivatives designated as hedging instruments under SFAS 133		$28,296		$—

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Derivative Instruments and Hedging Activities (continued)
The tables below present the effect of the Company’s derivative financial instruments on the Interim Unaudited Consolidated Statement of Operations for the period ending March 31, 2009 (in thousands).
Tabular Disclosure of the Effect of Derivative Instruments on the Interim Unaudited Consolidated Statement of Operations for the Three Months Ending March 31, 2009

Location of
Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain	Amount of Gain	Derivative	in Income on
		or (Loss)	or (Loss)	(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Reclassified from	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	Accumulated	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	OCI into Income	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	(Effective	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	Portion)	Testing)	Testing)

Foreign Exchange Contracts	$57	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
		Interest Expense	—	Other income / (expense)	—
Cross Currency Swaps	11,315	Corporate Expenses	—

Total	$11,372		$—		$—

Tabular Disclosure of the Effect of Derivative Instruments on the Interim Unaudited Consolidated Statement of Operations for the Nine Months Ending March 31, 2009

Location of
Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain	Amount of Gain	Derivative	in Income on
		or (Loss)	or (Loss)	(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Reclassified from	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	Accumulated	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	OCI into Income	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	(Effective	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	Portion)	Testing)	Testing)

Foreign Exchange Contracts	$156	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
		Interest Expense	—	Other income / (expense)	—
Cross Currency Swaps	54,413	Corporate Expenses	—

Total	$54,569		$—		$—

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Derivative Instruments and Hedging Activities (continued)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations
The Company’s agreements with its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios related to its indebtedness. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $1.3 million.
10. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2009	2008	2009
Net income	$13,829	$7,901	$38,847	$32,932

Foreign currency translation adjustment(1)	12	(3,613)	299	(40,507)

Fair value adjustments for cash flow hedges, net(2)(3)	(7,387)	5,534	(13,509)	(8,748)

Total comprehensive income (loss)	$6,454	$9,822	$25,637	$(16,323)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income (loss) on the balance sheet was a gain of $37.9 million and a loss of $2.6 million respectively as of March 31, 2008 and 2009.

(2)	Net of $4.1 million and $2.5 million of tax for the three months ended March 31, 2008 and 2009, respectively. For the nine months ended March 31, 2008 and 2009, the fair value adjustments for cash flow hedges were net of $6.8 million and $4.0 million of tax, respectively.

(3)	Net of $0.2 million and $0.7 million which were reclassified into earnings for the three months ended March 31, 2008 and 2009, respectively. For the nine months ended March 31, 2008 and 2009, the fair value adjustments for cash flow hedges which were reclassified into earnings were $0.8 million and $1.4 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on put options designated as cash flow hedges of $20 thousand and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $12.5 million at March 31, 2009, compared to net unrealized gains on put options designated as cash flow hedges of $0.3 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $9.8 million at March 31, 2008.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
Income Tax Provision
The provision for income taxes was $24.0 million for the nine months ended March 31, 2009 compared to a provision of $26.2 million for the nine months ended March 31, 2008. The Company’s effective tax rate was 42.1% for the nine months ended March 31, 2009 and was 40.3% for the nine months ended March 31, 2008. The Company’s effective tax rate for the nine months ended March 31, 2009 is a combination of an effective rate of 48.3% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to the Company’s reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the Company’s nine months fiscal 2009 provision for income taxes related to these two items was $3.5 million. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to the Company’s reserve for uncertain tax positions. Prior to the global debt restructuring in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2009 the Company maintained deferred tax assets of $115.8 million which is offset by a valuation allowance of $104.2 million of which $6.5 million was provided for in the period. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2008	$109.9	$97.7	$12.2
U.S. increase	6.8	6.8	—
Foreign increase/(decrease)	(0.9)	(0.3)	(0.6)

Balance at March 31, 2009	$115.8	$104.2	$11.6

The $115.8 million in deferred tax assets consists of $54.6 million related to net operating losses and the reversal of temporary differences, $48.4 million related to foreign tax credits and $12.8 million in foreign deferred tax assets. At March 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $54.6 million, which reflects an increase of $4.1 million during the period. The net operating loss carry forward at March 31, 2009 was $86.2 million. The Company believes that its ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $48.4 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $12.8 million. Of this amount $1.2 million was recorded by the Company’s Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.2 million since the foreign currency loss is capital in nature and at this time the Company has not identified any potential for capital gains against which to offset the loss.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in its liability for unrecognized income tax benefits. At June 30, 2008, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At March 31, 2009, the Company had $8.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate. The reduction of $1.7 million during the period results primarily from the effects of the Competent Authority settlement discussed above.
The tax years ending June 30, 2004 through 2008 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the nine months ended March 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Subsequent Events
On April 21, 2009, the Company acquired pursuant to a share purchase agreement all the shares of Express Finance (Bromley) Limited, a U.K. entity, which operated an internet-based consumer lending business. The total aggregate purchase price for this acquisition was approximately $7.2 million cash. The Company used excess cash to fund the acquisition.
As part of the Company’s continuing plan to rationalize and improve the profitability of its U.S. business, the Company on April 28, 2009, made the determination to reduce its U.S. store base by closing certain under-performing stores as leases expire until a core of profitable stores is achieved. As part of this initiative, the Company plans to sell or close approximately 60 U.S. financial services stores in the fourth quarter of the current fiscal year. The Company anticipates one-time costs associated with the store closures to be between $2.0 million and $3.0 million, of which approximately $1.1 million is associated with the non-cash write-off of fixed assets.
On May 7, 2009 the Company executed an early settlement of its UK cross currency interest rate swaps for approximately $14.4 million in cash. The swaps related to the Company’s term debt of its UK operations of $39.0 million and €30.7 million which carries a variable rate of interest of one, two, three or six month LIBOR and EURIBOR, respectively. The UK cross currency interest rate swaps had the impact of synthetically converting the variable rate debt to fixed interest rates of approximately 8.41% as well as synthetically converting the term debt into British Pound Sterling thus eliminating the impacts of foreign currency rate fluctuations. As a result of terminating these swaps, the UK debt will now pay interest at the variable rates and will be subject to fluctuations in the US Dollar and Euro exchange rates in relation to British Pound Sterling. The termination of the swaps will have no immediate income/expense impact on the Company’s financial results. The unrealized gains/losses related to the UK swaps that have accumulated in other comprehensive income will be amortized over the remaining life of the associated UK term debt as additional non-cash interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and nine months ended March 31, 2009 and 2008. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
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
On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores (the APL Acquisition) for $29.3 million in cash, which included $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. On August 30, 2007, we consummated the acquisition of 22 of the stores, which are located in Missouri, Oklahoma, Arizona and Hawaii. On September 19, 2007, we consummated the acquisition of an additional four of the stores, all of which are located in Iowa. During October 2007, we consummated the acquisition of an additional 16 of the stores, 15 of which are located in Kansas, and one which is located in South Carolina. We acquired the remaining 3 stores, all of which are located in Nebraska, in March 2008. The total aggregate purchase price for the 45 stores that were acquired during fiscal 2008 was $29.3 million in cash.
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
On June 30, 2008, as part of a process to rationalize our United States markets, we made a determination to close 24 of our unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. In August 2008, we identified another 29 stores in the United States and 17 stores in Canada that were underperforming and which were closed or merged into a geographically proximate store. The cease-use date for 44 of these stores was in September 2008 with the disposition of the final two U.S. stores completed in the month of October. Customers from these stores were transitioned to other Company stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
On July 21, 2008, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to $7.5 million of our outstanding common stock, which is the maximum amount of common stock we can repurchase pursuant to the terms of our credit facility. By October 13, 2008, we had repurchased 535,799 shares of our common stock at a cost of approximately $7.5 million, thus completing our stock repurchase plan.

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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenue for the three months ended March 31, 2009 and 2008 were $1.0 million and $1.2 million, respectively. Franchise/agent revenues were $3.3 million and $3.7 million for the nine months ending March 31, 2009 and 2008, respectively.
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
Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for probable losses inherent in the outstanding loan portfolio for single-payment and other consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the economic downturn in the U.S. and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans, however we have tightened lending criteria. Accordingly, we have not modified our approach to determining our loan loss reserves.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance, is reported on our balance sheet in loans in default, net and was $8.1 million at March 31, 2009 and $11.3 million at June 30, 2008.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is assigned to reporting units, which the Company has determined to be its reportable operating segments of the US, Canada and UK. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon the Company’s overall approach to managing its business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit; we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.
For the US reporting unit, the amount of goodwill has increased significantly since June 30, 2007 primarily due to the acquisitions of APL and CCS during fiscal 2008. While the fair value of the goodwill in the US has declined, the performance of the two aforementioned acquisitions has continued to perform above expectations and therefore the fair value of the US reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the continued economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending product could reduce the fair value of the US goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.
Indefinite-lived intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.
We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond our long term business plan period. We perform our goodwill impairment test annually as of June 30, and our reacquired franchise rights impairment test annually as of December 31. At the date of our last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, we may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience a significant disruption to our business, unexpected significant declines in our operating results, divestiture of a significant component of our business, a sustained decline in market capitalization, particularly if it falls below our book value, or a significant change to the regulatory environment in which we operate. While we believe we have made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible a material change could occur, including if actual experience differs from the assumptions and considerations used in our analyses. These differences could have a material adverse impact on the consolidated results of operations, and cause us to perform the second step impairment test, which could result in a material impairment of our goodwill. We will continue to monitor our actual cash flows and other factors that may trigger a future impairment in the light of the current global recession.
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by SFAS 133, we recorded all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.
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
Results of Operations
Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Check cashing	$51,503	$37,263	34.5%	31.5%	$146,025	$127,419	34.6%	31.6%
Fees from consumer lending	73,316	58,551	49.1%	49.6%	215,419	210,054	51.1%	52.1%
Money transfer fees	6,921	5,957	4.6%	5.0%	19,960	20,351	4.7%	5.0%
Franchise fees and royalties	1,237	990	0.8%	0.8%	3,740	3,276	0.9%	0.8%
Other revenue	16,336	15,403	11.0%	13.1%	36,746	42,313	8.7%	10.5%

Total revenue	$149,313	$118,164	100%	100%	$421,890	$403,413	100%	100%

Constant Currency Analysis
We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended March 31, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8034 and 1.4348, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9962 and 1.9784, respectively. For the nine months ended March 31, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8633 and 1.6309, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9910 and 2.0146, respectively. Note — all conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one Great British Pound.
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
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Total revenues for the three months ended March 31, 2009 decreased $31.1 million, or 20.9% as compared to the three months ended March 31, 2008. The impact of foreign currency accounted for approximately $23.0 million of the decrease, offset in part by new store openings and acquisitions of approximately $2.4 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues decreased by $10.5 million.
Consolidated check cashing revenue decreased 27.6%, or $14.2 million, period-over-period. There was a decrease of $6.2 million related to foreign exchange rates and increases from new stores and acquisitions of $0.6 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, check cashing revenues were down $8.6 million or 16.8% for the current three month period. Check cashing revenues from our U.S., Canadian and United Kingdom businesses declined 15.2%, 10.9%, and 22.7%, respectively (based on constant currency reporting) over the previous year’s period. On a consolidated constant currency basis, the face amount of the average check cashed increased 3.3% to $558 for the third quarter of fiscal 2009 compared to $541 for the prior year period while the average fee per check cashed increased by 1.1% to $20.19. However, global check counts declined by 16.6% from 2.6 million in the third quarter of fiscal 2008 to 2.2 million for the same period in the current year fiscal year.
Consolidated fees from consumer lending were $58.6 million for the third quarter of fiscal 2009, representing a decrease of 20.1% or $14.8 million compared to the prior year period. The impact of foreign currency fluctuations accounted for a decrease of approximately $11.8 million that was offset by new stores and acquisitions of $1.1 million. The remaining decrease of $4.1 million was primarily due to decreases in our US and Canadian consumer lending business which decreased by 18.5% and 8.0%, respectively. These declines are primarily a result of deliberate actions we have taken to decrease our risk exposure to certain customer segments by reducing the amount we are willing to loan to them. These decreases are partially offset by an increase in UK consumer lending business of 23.5% bolstered in part by strong growth in the UK pawn lending business. Money transfer fees for the quarter decreased in reported amounts by $1.0 million but when adjusted for currency and excluding the impact from new stores and acquisitions, increased by $0.1 million or 1.4% for the three months ended March 31, 2009 as compared to the year earlier period. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue increased by $2.1 million for the quarter, principally due to the success of the foreign exchange product, the debit card business and other ancillary products.
Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008
Total revenues for the nine months ended March 31, 2009 decreased $18.5 million, or 4.4% as compared to the nine months ended March 31, 2008. The impact of foreign currency accounted for a decrease of approximately $49.1 million which was offset by new store openings and acquisitions of approximately $36.9 million. On a constant currency basis and after eliminating the impacts of foreign exchange rates and new stores and acquisitions, total revenues decreased by $6.3 million or 1.5%.
Relative to our products, consolidated check cashing revenue decreased $18.6 million, or 12.7% for the nine months ended March 31, 2009 compared to the same period in the prior year. There was a decrease of $14.2 million related to foreign exchange rates and increases from new stores and acquisitions of $11.5 million. The remaining check cashing revenues were down $15.9 million or 10.9% for the current nine month period. Check cashing revenues from our U.S. business segment increased 5.4%, driven primarily from the CCS acquisition in December 2007, while the Canadian business declined 3.7% (based on constant currency reporting) over the previous year’s period. Also on a constant currency basis, check cashing fees in the United Kingdom decreased 10.4% over the prior year’s period. On a consolidated constant currency basis, the face amount of the average check cashed increased 0.7% to $539 for the nine months ended March 31, 2009 compared to $535 for the prior year period while the average fee per check cashed decreased by 1.9% to $19.85. Overall, global check counts declined only marginally by 1.2%, primarily as a result of the CCS acquisition in December 2007.

Consolidated fees from consumer lending were $210.1 million for the nine months ended March 31, 2009 compared to $215.4 million for the year earlier period which is a decrease of $5.4 million or 2.5%. The impact of foreign currency fluctuations accounted for a decrease of approximately $25.6 million that was offset by new stores and acquisitions of $18.1 million. The remaining increase of $2.1 million was primarily provided by our operations in the UK which increased by 35.1% offset in part by both the US and Canadian consumer lending businesses, which decreased by 10.7% and 7.1%, respectively. The increase in the UK is in part related to the strong growth in that country’s pawn lending business. For the nine months ended March 31, 2009, money transfer fees increased in reported amounts by $0.4 million, when adjusted for currency and excluding the impact from new stores and acquisitions, increased by $1.4 million or 6.9% for the nine months ended March 31, 2009 as compared to the year earlier period. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue, increased by $6.1 million, or 15.1% for the quarter, principally due to the success of the foreign exchange product, the debit card business and other ancillary products.
Store and Regional Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Salaries and benefits	$42,778	$34,429	28.6%	29.1%	$116,661	$111,507	27.7%	27.6%
Provision for loan losses	14,023	10,242	9.4%	8.7%	44,899	40,392	10.6%	10.0%
Occupancy	11,359	9,863	7.6%	8.3%	30,790	31,503	7.3%	7.8%
Depreciation	3,597	3,057	2.4%	2.6%	9,620	9,819	2.3%	2.4%
Returned checks, net and cash shortages	4,973	2,866	3.3%	2.4%	14,226	13,228	3.4%	3.3%
Telephone and communications	1,917	1,739	1.3%	1.5%	5,367	5,616	1.3%	1.4%
Advertising	2,602	1,451	1.7%	1.2%	7,426	6,659	1.8%	1.7%
Bank Charges and armored carrier expenses	3,611	3,174	2.4%	2.7%	9,954	9,937	2.4%	2.5%
Other	13,287	10,748	9.0%	9.1%	35,739	36,073	8.3%	8.9%

Total store and regional expenses	$98,147	$77,569	65.7%	65.6%	$274,682	$264,734	65.1%	65.6%

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Store and regional expenses were $77.6 million for the three months ended March 31, 2009 compared to $98.1 million for the three months ended March 31, 2008, a decrease of $20.6 million or 21.0%. The impact of foreign currency accounted for approximately $13.4 million of the decrease. On a constant currency basis, store expenses decreased by $7.2 million. For the current year quarter, total store and regional expenses decreased from 65.7% of total revenue to 65.6% of total revenue year over year. After adjusting for constant currency reporting, the percentage of total store and regional expenses as compared to total revenue remained consistent at 65.6%.
Relative to our business units, on a constant currency basis, store and regional expenses decreased by $7.2 million and $1.0 million in the US and Canada, respectively. The decreases in these two units are consistent with the closure of approximately 70 US and Canadian stores that was announced earlier in the current fiscal year. The adjusted store and regional expenses in the UK increased by approximately $1.1 million for the three months ended March 31, 2009 as compared to the prior year which is commensurate with the revenue growth in that country.
Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008
Store and regional expenses were $264.7 million for the nine months ended March 31, 2009 compared to $274.7 million for the nine months ended March 31, 2008, a decrease of $10.0 million or 3.6%. The impact of foreign currency accounted for a decrease of approximately $28.3 million which was partially offset by the impact associated with the two acquisitions during the first half of fiscal 2008 of approximately $6.7 million. On a constant currency basis and after eliminating the impact of acquisitions, store expenses increased by $11.6 million. For the current year cumulative period, total store and regional expenses increased to 65.6% of total revenue compared to 65.1% of total revenue for the year earlier period. After adjusting for constant currency reporting and elimination of acquisitions, the percentage of total store and regional expenses as compared to total revenue increased from the reported amount of 65.6% to 68.9%.
Relative to our business units, after excluding the impacts of foreign currency and acquisitions, US store and regional expenses decreased by $1.0 million and Canada’s expenses remained relatively flat. The results in the US and Canada are consistent with the closure of approximately 70 US and Canadian stores that was announced earlier in the current fiscal year. The adjusted store and regional expenses in the UK were up approximately $12.7 million for the nine months ended March 31, 2009 as compared to the prior year. The UK increase was primarily attributable to the categories of salary and benefits, occupancy, loan loss provision, depreciation and advertising which are all commensurate with growth in that country.
Corporate and Other Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Corporate expenses	$17,893	$15,452	12.0%	13.1%	$52,621	$52,566	12.5%	13.0%
Other depreciation and amortization	854	925	0.6%	0.8%	2,663	2,903	0.6%	0.7%
Interest expense, net	9,771	8,144	6.5%	6.9%	26,837	26,163	6.4%	6.5%
Loss on store closings	176	644	0.1%	0.5%	369	6,137	0.1%	1.5%
Other (income) expense	(159)	(832)	(0.1)%	(0.7)%	(323)	(5,992)	(0.1)%	(1.5)%
Income tax provision	8,802	8,361	5.9%	7.1%	26,194	23,970	6.2%	5.9%
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Corporate Expenses
Corporate expenses were $15.5 million for the three months ended March 31, 2009 and $17.9 million for the three months ended March 31, 2008. On a constant currency basis, corporate expenses decreased by approximately $0.4 million, reflecting management’s cost cutting initiatives.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $0.9 million for the three months ended March 31, 2009 and 2008.
Interest Expense
Interest expense, net was $8.1 million for the three months ended March 31, 2009 compared to $9.8 million for the same period in the prior year. For the three months ended March 31, 2009 there was a decrease in net interest expense of approximately $1.7 million resulting primarily from the impacts of foreign currency translation of interest expense in our Canadian and UK operations.

Loss on Store Closings
We incurred an additional $0.6 million charge in the three months ended March 31, 2009 related to the previously announced closure of 53 underperforming stores in the United States and 17 underperforming stores in Canada. The additional expenses recorded during the current three month period related to continuing occupancy costs and store closure related expenses as well as the buy-out of certain terminated leases.
Income Tax Provision
The provision for income taxes was $8.4 million for the three months ended March 31, 2009 compared to a provision of $8.8 million for the three months ended March 31, 2008. Our effective tax rate was 51.4% for the three months ended March 31, 2009 and was 38.9% for the three months ended March 31, 2008. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2009 we maintained deferred tax assets of $115.8 million which is offset by a valuation allowance of $104.2 million of which $4.1 million was provided for in the quarter. The change for the quarter in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at December 31, 2008	$115.4	$100.1	$15.3
U.S. increase	4.1	4.1	—
Foreign increase/(decrease)	(3.7)	—	(3.7)

Balance at March 31, 2009	$115.8	$104.2	$11.6

The $115.8 million in deferred tax assets consists of $54.6 million related to net operating losses and the reversal of temporary differences, $48.4 million related to foreign tax credits and $12.8 million in foreign deferred tax assets. At March 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $54.6 million, which reflects an increase of $1.5 million during the quarter. The net operating loss carry forward at March 31, 2009 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the “Code” because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $48.4 million. Additionally, we maintain foreign deferred tax assets in the amount of $12.8 million. Of this amount $1.2 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.2 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At December 31, 2008, we had unrecognized tax benefit reserves related to transfer pricing matters of $8.0 million which, if recognized, would decrease the effective tax rate. At March 31, 2009 we had $8.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The increase of $0.2 million during the quarter results primarily from foreign currency fluctuation.
The tax years ending June 30, 2004 through 2008 remain open to examination by the taxing authorities in the United States, UK and Canada.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended March 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008
Corporate Expenses
Corporate expenses remained relatively unchanged in US Dollars and were $52.6 million for the nine months ended March 31, 2009 and March 31, 2008. On a constant currency basis, corporate expenses increased by approximately $3.9 million, reflecting higher regulatory costs and legal fees in the US, the previously announced increased investment in global management capabilities and infrastructure to support future global store and product expansion plans, as well as the continuing active international acquisitions strategy.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were $2.9 million for the nine months ended March 31, 2009 compared to $2.7 million for the nine months ended March 31, 2008.
Interest Expense
Interest expense was $26.2 million for the nine months ended March 31, 2009 compared to $26.8 million for the nine months ended March 31, 2008. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the Convertible Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. For the nine months ended March 31, 2009, there was an increase in net interest expense of approximately $2.6 million resulting from a decrease of interest income related to the lower amount of short-term invested cash due to the aforementioned fiscal 2008 acquisitions, as compared to the same period in the prior year. This was offset by a decrease of approximately $3.3 million in interest expense resulting primarily from the impact of foreign currency translation of interest expense in our Canadian and UK operations.
Loss on Store Closings
We incurred a $6.1 million charge in the nine months ended March 31, 2009 related to the closure of 53 underperforming stores in the United States and 17 underperforming stores in Canada. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $5.5 million consisting primarily of lease obligations and leasehold improvement write-offs.
Income Tax Provision
The provision for income taxes was $24.0 million for the nine months ended March 31, 2009 compared to a provision of $26.2 million for the nine months ended March 31, 2008. Our effective tax rate was 42.1% for the nine months ended March 31, 2009 and was 40.3% for the nine months ended March 31, 2008. Our effective tax rate for the nine months ended March 31, 2009 is a combination of an effective rate of 48.3% on continuing operations reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our nine months fiscal 2009 provision for income taxes related to these two items was $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March

31, 2009 we maintained deferred tax assets of $115.8 million which is offset by a valuation allowance of $104.2 million of which $6.5 million was provided for in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2008	$109.9	$97.7	$12.2
U.S. increase	6.8	6.8	—
Foreign increase/(decrease)	(0.9)	(0.3)	(0.6)

Balance at March 31, 2009	$115.8	$104.2	$11.6

The $115.8 million in deferred tax assets consists of $54.6 million related to net operating losses and the reversal of temporary differences, $48.4 million related to foreign tax credits and $12.8 million in foreign deferred tax assets. At March 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $54.6 million, which reflects an increase of $4.1 million during the period. The net operating loss carry forward at March 31, 2009 was $86.2 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $48.4 million. Additionally, we maintain foreign deferred tax assets in the amount of $12.8 million. Of this amount $1.2 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.2 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.
We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2008, we had unrecognized tax benefit reserves related to uncertain tax positions of $9.9 million which, if recognized, would decrease the effective tax rate. At March 31, 2009 we had $8.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate. The reduction of $1.7 million during the period results primarily from the effects of the Competent Authority settlement discussed above.
The tax years ending June 30, 2004 through 2008 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the nine months ended March 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The following table presents each reportable segment’s revenue and store and regional margin results:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percent/			Percent/
	($ in thousands)		Margin	($ in thousands)		Margin
	2008	2009	Change	2008	2009	Change

Revenue:
United States	$46,011	$38,673	(15.9)%	$111,373	$121,911	9.5%
Store and regional margin	16.8%	19.7%	2.9 pts.	10.6%	13.7%	3.1 pts.
Canada	$68,938	$51,942	(24.7)%	$209,283	$180,414	(13.8)%
Store and regional margin	44.6%	42.2%	(2.4 pts. )	45.7%	45.1%	(0.6 pts. )
United Kingdom	$34,364	$27,549	(19.8)%	$101,234	$101,088	(0.1)%
Store and regional margin	37.0%	40.0%	3.0 pts.	39.2%	40.2%	1.0 pts.

Total Revenue	$149,313	$118,164	(20.9)%	$421,890	$403,413	(4.4)%

Store and regional margin	$51,166	$40,595	(20.7)%	$147,208	$138,679	(5.8)%
Store and regional margin percent	34.3%	34.4%	0.1 pts.	34.9%	34.4%	(0.5 pts. )
The following table presents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Pre-tax				Pre-tax
	Revenue		Income/(Loss)		Revenue		Income/(Loss)
	2008	2009	2008	2009	2008	2009	2008	2009

United States	30.8%	32.7%	16.4%	(2.3)%	26.4%	30.2%	(5.4)%	(25.3)%
Canada	46.2%	44.0%	62.6%	62.8%	49.6%	44.7%	79.8%	84.1%
United Kingdom	23.0%	23.3%	21.0%	39.5%	24.0%	25.1%	25.6%	41.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Discussion and analysis for each geographic segment
Following is a discussion and analysis of the operating results of each of our reportable segments:
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
United States (“US”)
Total US revenues were $38.7 million for the three months ended March 31, 2009 compared to $46.0 million for the three months ended March 31, 2008, a decrease of 15.9%. This decline is primarily related to decreases of $2.9 million and $4.1 million in check cashing and consumer lending revenue, respectively. The decrease in check cashing revenue is related to decreases in both the number of checks as well as the face amount of checks that were presented in the U.S. The number of checks decreased year over year by approximately

240 thousand and with a corresponding decrease in face value of approximately $64 million. The face amount of the average check has increased by 11.1% and the average fee has increased from $15.31 to $16.12.
Increasing unemployment through all sectors of the US economy in the current period negatively impacted consumer lending volumes. As a result of current economic conditions, we are taking a more cautious approach to lending in all of our segments, including the US. Lastly, the closure of underperforming stores during the first quarter of the current fiscal year has also contributed to lower year-over-year lending volumes US funded loan originations decreased 15.8% or $24.1 million in the current year’s period as compared to the year earlier period.
Store and regional expenses in the US decreased by $7.2 million, or 18.9%, from the third quarter of fiscal year 2008 as compared to the current period. The significant decrease is consistent with the closure of 53 underperforming stores. We continue to closely monitor and control expenses. Further, the US provision for loan losses as a percentage of loan revenues decreased by 5.0 pts from 26.6% for the three months ended March 31, 2008 as compared to 21.6% for the current three month period due to improved collections and a tightening of our lending criteria.
Store and regional margins in the US increased to 19.7% for the three months ended March 31, 2009 compared to 16.8% for the same period in the prior year. The US store and regional margins are significantly lower than the other segments. The primary drivers for this disparity are higher US salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. Management is addressing the lower US margins which is evident with the closure of 53 underperforming stores earlier in the fiscal year as well as our recent announcement to sell or close approximately 60 US financial services stores in the fourth quarter of the current fiscal year. It is anticipated that the closure of these mostly underperforming stores will be accretive to earnings.
The US pre-tax loss was $0.4 million for the three months ended March 31, 2009 compared to a pre-tax gain of $3.7 million for the same period in the prior year. The $4.1 million decline for the quarter can be attributed to lower check cashing and consumer lending fees. The check cashing declines can be attributed to lower check counts and a lower average face amount per check. The decline in consumer lending is primarily a result of deliberate actions we have taken to reduce our risk exposure to certain customer segments by reducing the amount we are willing to lend to them. We have also seen a moderate erosion in the consumer lending business as the global economic contraction continued to weigh on customers with job losses from the deepening recession extending further into the overall economy.
Canada
Total Canadian revenues were $51.9 million for the three months ended March 31, 2009 a decrease of 24.7% or $17.0 million as compared to the year earlier period. The impact of foreign currency rates accounted for $12.5 million of this decrease. On a constant dollar basis, the decrease in current year revenues was split relatively evenly between check cashing and consumer lending. On a constant dollar basis, check cashing revenues in Canada were impacted by decreases in the number of checks and the face value of checks — down by 14.3% and 13.0%, respectively. The average face amount per check increased by 1.6%, while the average fee per check increased by 4.0% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
The decrease in Canadian consumer lending revenue is consistent with some of the same factors that were mentioned in relation to the US business. In addition, our Canadian subidiary has diminished the scale and tone of its Canadian marketing and advertising campaigns, as many of the Canadian provinces are actively engaged in formulating and/or instituting their respective consumer lending regulations and rate structures. Accordingly, as expected, new customer growth in Canada has softened. On a constant dollar basis, company funded loan originations in Canada decreased 9.3% in the current year’s period as compared to the year earlier period.
Store and regional expenses in Canada decreased $8.2 million or 21.5% from $38.2 million in the third quarter of fiscal 2008 to $30.0 million in the current year’s fiscal period. Of this decrease approximately $7.2 million related to the impacts of changes in foreign currency rates. The remaining decrease of approximately $1.0 million is primarily related to the decrease in salary and benefits. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has increased by 0.5 pts from 18.4% to 18.9%. Overall Canada’s store and regional margin percentage has decreased from 44.6% to 42.3%.
The Canadian pre-tax income was $10.2 million for the three months ended March 31, 2009 compared to pre-tax income of $14.2 million for the same period in the prior year. Of this $4.0 million decrease, approximately $2.6 million related to the impact of changes in foreign currency rates. The balance of the pre-tax variance can be attributed to the lower constant currency revenues mentioned above, offset in part by lower store and regional expenses.

United Kingdom (“UK”)
Total UK revenues were $27.5 million for the three months ended March 31, 2009 compared to $34.4 million for the year earlier period, a decrease of $6.8 million or 19.8%. Of the decrease, approximately $10.5 million relates to the impact of changes in foreign currency rates. Excluding the impact of the change in currency rates, UK year-over-year revenues have increased by $3.7 million, or 10.6%. UK’s revenues exhibited growth in consumer lending and other revenues (pawn broking, gold scrap sales and foreign exchange products). As in the other two business sectors, UK check cashing revenues — on a constant currency basis — decreased by approximately $3.1 million, or 22.7%. Rising unemployment and the shrinking construction industry in the London area, principally due to the slowing housing market, were the primary drivers of the decreased check cashing fees in the UK.
The UK business showed strong growth in both consumer lending and other revenues. On a constant dollar basis, consumer lending revenues increased by $3.9 million or 23.5% and other revenues increased by $2.5 million or 86.2%. On a constant currency basis, UK loan originations for the current quarter increased by $21.4 million or 23.0%. Consumer lending in the UK continues to benefit from a growing market of its loan products, in addition to strong growth in the pawn business, which primarily consists of loans on collateralized gold jewelry.
Store and regional expenses in the UK decreased by $5.2 million, or 23.7% from $21.7 million for the three months ended March 31, 2008 as compared to $16.5 million for the current three month period. Excluding the impacts of changes in foreign currency rates, UK store and regional expenses increased by $1.1 million. The primary factors in the increased expenses were in the areas of salary/benefits, occupancy and depreciation — all areas that are consistent with an operation that is in a growth mode. There was a decrease of 0.8 pts relating to the provision for loan losses as a percentage of loan revenues. On a constant currency basis, the rate for the three months ended March 31, 2008 was 10.6% while for the current three month period, the rate has decreased to 9.8%. On a constant currency basis, UK store and regional margin percentage has improved from 37.0% for the year earlier quarter to 40.2% for the current three month period ended March 31, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.
The UK pre-tax income was $6.4 million for the three months ended March 31, 2009 compared to $4.7 million for the same period in the prior year or an increase of $1.7 million. On a constant currency basis the increase year-over-year was $4.2 million. In addition to the aforementioned increase in store and regional margins, the UK benefited from the exercise of its in-the-money put options which are designated as cash flow hedges. Furthermore, gains from the revaluation of foreign currencies held in UK stores for its foreign currency exchange product contributed to the balance of the increase.
Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008
United States (“US”)
Total US revenues were $121.9 million for the nine months ended March 31, 2009 compared to $111.4 million for the nine months ended March 31, 2008, an increase of 9.5%. Excluding the impacts of acquisitions and new store activity, US revenues decreased by $13.1 million. This decline is primarily related to decreases of $5.7 million and $6.2 million in check cashing and consumer lending revenue, respectively. Excluding acquisition-related impacts, the face value of checks cashed and the number of checks cashed is down 14.0% and 19.5%, respectively. In addition to a general decrease in our US check cashing business, the closure of 53 stores in the first quarter of the current fiscal year also negatively impacted US check cashing revenues on a year over year comparative basis. Check cashing revenues as reported are also lower as a result of lower average fees per check associated with the CCS operations acquired during December of 2007.
Increasing unemployment through all sectors of the US economy in the current period negatively impacted consumer lending volumes. As a result of current economic conditions, we are taking a more cautious approach to lending in all of our segments, including the US. Lastly, the closure of underperforming stores during the first quarter of the current fiscal year has also contributed to lower year-over-year lending volumes. Excluding the impacts of acquisitions, US funded loan originations decreased 11.9% or $31.4 million in the current year’s period as compared to the year earlier period.
Store and regional expenses in the US increased by $5.7 million, or 5.7%, from the year-to-date fiscal year 2008 as compared to the cumulative current period. Excluding the impacts of acquisitions, US store and regional expenses actually decreased by approximately $1.0 million. The decrease is consistent with the closure of 53 underperforming stores. We continue to closely monitor and control expenses. Further, the US provision for loan losses as a percentage of loan revenues decreased by 4.3 pts from 32.1% for the nine months ended March 31, 2008 as compared to 27.8% for the current nine month period due to improved collections and a tightening of our lending criteria.

Store and regional margins in the US increased to 13.7% for the nine months ended March 31, 2009 compared to 10.6% for the same period in the prior year. The US store and regional margins are significantly lower than the other segments. The primary drivers for this disparity are higher US salary costs, somewhat higher occupancy costs and loan loss provisions. Management is addressing the lower US margins which is evident with the closure of 53 underperforming stores earlier in the fiscal year as well as our recent announcement to sell or close approximately 60 US financial services stores in the fourth quarter of the current fiscal year. It is anticipated that the closure of these mostly underperforming stores will be accretive to earnings.
The US pre-tax loss was $14.4 million for the nine months ended March 31, 2009 compared to a pre-tax loss of $3.5 million for the same period in the prior year. The $10.8 million decline for the current year period can be attributed to $3.1 million in additional costs related to the closure of 53 underperforming stores earlier in the current fiscal year. In addition, US net interest expense increased by $4.5 million for the nine months ended March 31, 2009 compared to the same period in prior year. This increase is attributable to lower interest income of $2.0 million as a result of cash used for the fiscal 2008 acquisitions, $2.0 million related to intercompany debt interest and $0.5 million in increased interest related to the revolving credit facility. The balance of the decline can be attributed to a prior year transfer pricing adjustment, offset in part by higher store and regional margins in fiscal 2009 as a result of the fiscal 2008 acquisitions.
Canada
Total Canadian revenues were $180.4 million for the nine months ended March 31, 2009 a decrease of 13.8% or $28.9 million as compared to the year earlier period. The impact of foreign currency rates accounted for $25.8 million of this decrease offset by $5.4 million of acquisitions and new stores. In constant dollars and excluding the impacts of acquisitions/new stores, the net decrease of Canadian revenues from fiscal year 2008 compared to the current fiscal year is $8.5 million. Constant dollar decreases of $3.7 million in check cashing revenues and $7.9 million in consumer lending revenues were offset by increases of $0.9 million in money transfer fees and $2.3 million in other revenues. On a constant dollar basis, check cashing revenues in Canada were impacted by decreases in the number of checks and the face value of checks — down by 10.1% and 5.7%, respectively. The average face amount per check increased by 4.8%, while the average fee per check increased by 7.0% for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.
The decrease in Canadian consumer lending revenue is consistent with some of the same factors that were mentioned in relation to the US business. In addition, our Canadian subsidiary has diminished the scale and tone of its Canadian marketing and advertising campaigns, as many of the Canadian provinces are actively engaged in formulating and/or instituting their respective consumer lending regulations and rate structures. Accordingly, as expected, new customer growth in Canada has softened. On a constant currency basis, company funded loan originations in Canada decreased $47.9 million or 6.6% in the current year’s period as compared to the year earlier period.
Store and regional expenses in Canada decreased $14.5 million or 12.8% from $113.6 million for the nine months ended March 31, 2008 to $99.1 million in the current year’s fiscal period. The entire decrease is related to the impacts of changes in foreign currency rates. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 0.4 pts from 18.8% to 18.4%. Overall Canada’s store and regional margin percentage has decreased from 45.7% to 45.0%.
The Canadian pre-tax income was $47.8 million for the nine months ended March 31, 2009 compared to pre-tax income of $51.9 million for the same period in the prior year or a $4.1 million decline year-over-year. On a constant currency basis, pre-tax income would have increased $8.9 million. Despite the slight decline in store and regional margins on a constant currency basis, this segment benefited from an exercise of its in-the-money puts which are designated as cash flow hedges as well as gains from the revaluation of foreign currencies related to its foreign exchange product. The balance of the increase relates to a transfer pricing adjustment in the prior year.
United Kingdom (“UK”)
Total UK revenues were $101.1 million for the nine months ended March 31, 2009 compared to $101.2 million for the year earlier period, a decrease of $0.1 million. The current year results were impacted by foreign currency decreases of $23.3 million offset by acquisitions/new stores of $7.9 million. In constant dollars and excluding the impact of acquisitions/new stores, UK’s revenues increased by $15.2 million or 15.1%. UK’s revenues exhibited growth in consumer lending and other revenues (pawn broking, gold scrap sales and foreign exchange products). As in the other two business sectors, UK check cashing revenues — on a constant currency basis and excluding acquisitions/new stores — decreased by approximately $6.6 million, or 15.3%. Rising unemployment and the shrinking construction industry in the London area, principally due to the slowing housing market, were the primary drivers of the decreased check cashing fees in the UK.

The UK business showed strong growth in both consumer lending and other revenues. On a constant dollar basis and excluding the impacts of acquisitions/new stores, consumer lending revenues increased by $16.3 million or 35.1% and other revenues increased by $4.8 million or 62.9%. On a constant currency basis, UK loan originations for the current quarter increased by $91.2 million or 35.0%. Consumer lending in the UK continues to benefit from a growing market of its loan products, in addition to strong growth in the pawn business, which primarily consists of loans on collateralized gold jewelry.
Store and regional expenses in the UK decreased by $1.2 million, or 1.9% from $61.6 million for the nine months ended March 31, 2008 as compared to $60.4 million for the current nine month period. Excluding the impacts of changes in foreign currency rates, UK store and regional expenses increased by $12.7 million. The primary factors in the increased expenses were in the areas of salary/benefits, occupancy and depreciation — all areas that are consistent with an operation that is in a growth mode and has added approximately 25 new stores through either acquisition or de novo store builds. There was a decrease of 0.7 pts relating to the provision for loan losses as a percentage of loan revenues. On a constant currency basis, the rate for the nine months ended March 31, 2008 was 11.6% while for the current nine month period, the rate has decreased to 10.9%. On a constant currency basis, UK store and regional margin percentage has improved from 39.2% for the year earlier period to 40.3% for the current nine month period ended March 31, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.
The UK pre-tax income was $23.5 million for the nine months ended March 31, 2009 compared to $16.7 million for the same period in the prior year or an increase of $6.8 million. On a constant currency basis the increase year-over-year was $12.4 million. In addition to the aforementioned increase in store and regional margins, the UK benefited from the exercise of its in-the-money put options which are designated as cash flow hedges. Furthermore, the revaluation of foreign currencies held in UK stores for its foreign currency exchange product contributed to the balance of the increase.
Changes in Financial Condition
On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2009, cash and cash equivalents decreased $18.1, million which is net of a $41.6 million decline as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is no actual diminution in value from changes in currency rates, and as a result, the cash balances are still fully available to fund the daily operations of the U.K. and Canadian business units. Net cash provided by operating activities was $47.6 million for the nine months ended March 31, 2009 compared to $64.0 million for the nine months ended March 31, 2008. The decrease in net cash provided by operations was primarily the result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
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
Net cash provided by operating activities was $47.6 million for the nine months ended March 31, 2009 compared to $64.0 million for the nine months ended March 31, 2008. The decrease in net cash provided from operating activities was primarily a result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Net cash used in investing activities was $13.4 million for the nine months ended March 31, 2009 compared $157.5 million for the nine months ended March 31, 2008. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. For the nine months ended March 31, 2009, we made capital expenditures of $11.0 million and acquisitions of $2.4 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $16.8 million during our fiscal year ending June 30, 2009.
Net cash used in financing activities was $10.7 million for the nine months ended March 31, 2009 compared to net cash provided by financing activities of $0.1 million for the nine months ended March 31, 2008. The cash used by financing activities during the nine months ended March 31, 2009 was primarily a result of debt payments of $6.4 million and $7.5 million for stock repurchase. This was partially offset by $3.3 million of proceeds from the exercise of stock options. The cash provided by financing activities during the nine months ended March 31, 2008 was primarily a result of our revolving credit facilities in the United States and the United Kingdom, the exercise of employee stock options and a decrease in restricted cash. This was offset by scheduled principal payments on our long term debt obligations.
Credit Facilities. On October 30, 2006, we entered into a Credit Agreement. The Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower. While the term loans contain variable interest rates, in December 2006 we entered into cross-currency interest rate swaps to hedge against the change in value of the term loans dominated in a currency other than our foreign subsidiaries’ functional currency and to synthetically fix the rate on the term loans entered into by each foreign subsidiary. The blended aggregate fixed interest rate over the life of the term loans as a result of the cross-currency interest rate swaps is 7.4%.
In April 2007, we entered into an amendment and restatement of the Credit Agreement to, among other things, change the currency of the Canadian Revolving Facility to Canadian dollars, make corresponding modifications to the interest rates applicable and permit secured debt in the United Kingdom not to exceed GBP 5.0 million. On June 20, 2007, we entered into a second amendment of the Credit Agreement to, among other things, permit the issuance of up to $200 million of unsecured senior convertible debt, make changes to financial covenants and other covenants in connection with the issuance of such debt and to increase the amount of acquisitions permitted under the Credit Agreement.
The Credit Agreement contains certain financial and other restrictive covenants, which among other things, require us to achieve certain financial ratios, limit capital expenditures, restrict payment of the dividends and obtain certain approvals if we want to increase borrowings. As of March 31, 2009, we are in compliance with all covenants.
Revolving Credit Facilities. We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At March 31, 2009, the borrowing capacity was $74.1 million. At March 31, 2009, there was no outstanding indebtedness under the U.S. Revolving Facility and $0.9 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At March 31, 2009, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at March 31, 2009.
United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at March 31, 2009. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at March 31, 2009) plus 0.5%. Interest accrues on the net amount of the overdraft facility and the cash balance.
Debt Due Within One Year. As of March 31, 2009, debt due within one year consisted of $3.8 million mandatory repayment of 1.0% per annum of the original principal balance of the Canadian Term Facility and the U.K. Term Facility.
Long-Term Debt. As of March 31, 2009, long term debt consisted of $200.0 million principal amount of Convertible Notes and $363.5 million in term loans due October 30, 2012 under the Credit Agreement.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2009, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt:

Term loans due 2012	$367,339	$3,768	$7,535	$356,036	$—
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Operating lease obligations	123,425	31,750	44,538	24,419	22,718

Total contractual cash obligations	$690,764	$35,518	$52,073	$380,455	$222,718

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
Balance Sheet Variations
March 31, 2009 compared to June 30, 2008.
Loans receivable, net decreased by $28.9 million to $86.9 million at March 31, 2009 from $115.8 million at June 30, 2008. Loans receivable decreased by $30.5 million, while the related allowance for loan losses decreased by $1.6 million. The decrease in loans receivable is primarily attributable to a $24.6 million decrease due to exchange rates. Also contributing to the decrease is the decrease in the average loan principal from $447 for the nine months ended March 31, 2008 to $394 for the nine months ended March 31, 2009. On a constant currency basis, the average loan principal decreased a nominal 1.8% for the current year-to-date period compared to June 30, 2008. In constant dollars, the allowance for loan losses increased by $0.3 million and went from 6.4% of outstanding principal at June 30, 2008 to 7.2% at March 31, 2009. This increase can be attributed to a number of factors:
•	Due to improved US collections and our deliberate actions to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments, the historical loss rate, which is expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans declined, and as a result, the ratio of the allowance for loan losses related to US short-term consumer loans decreased by 22.6% from 5.73% at June 30, 2008 compared to 4.44% at March 31, 2009.

•	In constant dollars, the UK’s allowance for loan losses increased from approximately 7.8% of outstanding principal at June 30, 2008 to 10.2% of outstanding principal at March 31, 2009. The percentage increase was the result of changes in loan product mix (short-term consumer loans — pawn lending — longer-term installment loans) as well as some level of increased loan loss requirements related to historical loss rates related to all three loan products.
Loans in default, net decreased by $3.2 million from $11.3 million at June 30, 2008 compared to $8.1 million at March 31, 2009. Of this decrease, $2.1 million was related to the impact of foreign currency rates leaving the net decrease in constant dollars at approximately $1.1 million. The net constant dollar change is consistent with overall decreases in Company funded loan originations resulting from the economic slowdown as well as our more cautious approach to lending in all of our segments.
Fair value of derivatives changed from a liability of $37.2 million at June 30, 2008 to an asset of $28.1 million at March 31, 2009 as a result of the mark to market of the cross currency interest rate swaps. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates.
Property and equipment, net of accumulated depreciation decreased $14.7 million from $68.0 million at June 30, 2008 to $53.3 million at March 31, 2009. The decrease is primarily due to the impact of the exchange rates on our foreign subsidiaries of $6.0 million in Canada and $5.4 million in the United Kingdom. The decrease is also attributable to a write-off of net fixed assets related to the closed North American stores and depreciation.
Goodwill and other intangibles decreased $54.0 million, from $470.7 million at June 30, 2008 to $416.7 million at March 31, 2009 due primarily to foreign currency translation adjustments of $58.8 million, partially offset by acquisitions of $4.8 million.
Accounts payable decreased $19.6 million from $51.1 million at June 30, 2008 to $31.5 million at March 31, 2009 primarily due to the timing of settlements with third-party vendors and our franchisees. Currency exchange rates in Canada and the United Kingdom accounted for $2.1 million and $3.0 million of the decrease, respectively.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under Statement of Financial Accounting Standards No. 133. SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of SFAS 161 on January 1, 2009.
In May 2008, the FASB issued FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). FSP APB 14-a, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-a, are effective for us beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. We believe that FSP APB 14-a, will impact the accounting for our 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $2.1 million for the three months ended March 31, 2008, approximately $2.3 million for the three months ended March 31, 2009, approximately $6.1 million for the nine months ended March 31, 2008 and approximately $6.6 million for the nine months ended March 31, 2009 applied retrospectively beginning July 1, 2009.
In April 2009, the FASB issued FASB Staff Position SFAS 107-b, “Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-b”). The FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-b is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP SFAS 107-b and provide the additional disclosure requirements for our first quarter 2010.
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

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	March 31,
	2008	2009
Company Operating Data:
Stores in operation:
Company-owned	1,111	1,078
Franchised stores and check cashing merchants	343	186

Total	1,454	1,264

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008	2009		2008	2009
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,395	$1,059	(1)	$3,860	$3,514	(1)
Face amount of average check	$541	$492	(2)	$535	$493	(2)
Average fee per check	$19.96	$17.31	(3)	$20.24	$17.87	(3)
Number of checks cashed (in thousands)	2,580	2,152		7,215	7,132

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$15,516	$9,512	$44,527	$42,912
Collections	(11,736)	(7,700)	(32,919)	(32,087)

Net write-offs	$3,780	$1,812	$11,608	$10,825

Collections as a percentage of returned checks	75.6%	81.0%	73.9%	74.8%
Net write-offs as a percentage of check cashing revenues	7.3%	4.9%	7.9%	8.5%
Net write-offs as a percentage of the face amount of checks cashed	0.27%	0.17%	0.30%	0.31%

(1)	Net of a $143 million and $328 million decrease as a result of the impact of exchange rates for the three and nine months ended March 31, 2009, respectively.

(2)	Net of a $66 and $46 decrease as a result of the impact of exchange rates for the three and nine months ended March 31, 2009, respectively.

(3)	Net of a $2.88 and $1.98 decrease as a result of the impact of exchange rates for the three and nine months ended March 31, 2009, respectively.

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2009	2008	2009

U.S. company-funded consumer loan originations (1)	$152,725	$128,647	$377,974	$456,094 (3)
Canadian company-funded consumer loan originations (2)	226,111	165,470 (4)	723,003	591,054 (4)
U.K. company-funded consumer loan originations (2)	92,953	82,891 (5)	260,341	285,095 (5)

Total company-funded consumer loan originations	$471,789	$377,008	$1,361,318	$1,332,243

U.S. Servicing revenues	$574	$433	$2,003	$1,550
U.S. company-funded consumer loan revenues	21,471	17,533	55,754	61,407
Canadian company-funded consumer loan revenues	34,839	25,851	111,265	93,054
U.K. company-funded consumer loan revenues	16,432	14,734	46,397	54,043

Total consumer lending revenues, net	$73,316	$58,551	$215,419	$210,054

Gross charge-offs of company-funded consumer loans	$55,297	$38,324	$161,235	$146,582
Recoveries of company-funded consumer loans	(42,504)	(25,073)	(124,813)	(106,244)

Net charge-offs on company-funded consumer loans	$12,793	$13,251	$36,422	$40,338

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.7%	10.2%	11.8%	11.0%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.0%	6.7%	9.1%	8.0%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.7%	3.5%	2.7%	3.0%

(1)	Our company operated stores in the United States offer company-funded single-payment consumer loans in all markets, with the exception of Texas. In Texas, the Company offers single-payment consumer loans under a credit services organization model.

(2)	All consumer loans originated in Canada and the UK are company funded.

(3)	The increase for the nine months ended March 31, 2009 is primarily related to the CCS and APL acquisitions in fiscal 2008.

(4)	Net of a $39.7 million and $84.1 million decline as a result of the impact of exchange rates for the three and nine months ended March 31, 2009.

(5)	Net of a $31.4 million and $66.5 million decline as a result of the impact of exchange rates for the three and nine months ended March 31, 2009

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
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2009, we held put options with an aggregate notional value of C$6.0 million and GBP 0.9 million to protect certain currency exposure in Canada and the United Kingdom through April 30, 2009. During April, 2009 we purchased put options in Canada and the United Kingdom for the months of May and June, 2009 We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other (income) expense, net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2009, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of March 31, 2009, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $20 thousand, net of tax all of which is expected to be transferred to earnings in the next month along with the earnings effects of the related forecasted transactions. The fair market value at March 31, 2009 was $0.2 million and is included in prepaid expenses on the balance sheet.
Canadian operations accounted for approximately 92.8% of consolidated pre-tax earnings for the nine months ended March 31, 2009 and 79.8% of consolidated pre-tax earnings for the nine months ended March 31, 2008. U.K. operations accounted for approximately 41.2% of consolidated pre-tax earnings for the nine months ended March 31, 2009 and approximately 25.6% of consolidated pre-tax earnings for the nine months ended March 31, 2008. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $2.6 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $7.6 million for the nine months ended March 31, 2009 and $6.9 million for the nine months ended March

31, 2008. This impact represents nearly 13.4% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2009 and 10.5% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2008.
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
On a quarterly basis, all of the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of March 31, 2009, amounts related to cross-currency interest rate swaps amounted to an increase in stockholders’ equity of $23.7 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2009 is an asset of $28.1 million and is included in fair value of derivatives on the balance sheet. There was no hedge ineffectiveness during the three and nine months ended March 31, 2009. During the nine months ended March 31, 2008, we recorded $0.2 million in earnings related to the ineffective portion of these cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We currently conduct significant check cashing and consumer lending activities internationally. For the nine months ended March 31, 2009 and 2008, our foreign subsidiaries accounted for 69.8% and 73.6% of our total revenues, respectively. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings. Moreover, if political, regulatory or economic conditions deteriorate in these countries, especially given the recent financial deterioration of the economic conditions in the countries in which we operate, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results.
Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a recession or general economic slowdown in the geographic markets in which we operate.
A significant portion of our revenues is derived from cashing checks. For the nine months ended March 31, 2009 and 2008, revenues from check cashing accounted for 31.6% and 34.6% of our total revenues, respectively. Any changes in economic factors in the geographic markets in which we operate that adversely affect consumer transactions and employment, including a recession or general economic slowdown, could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations. In addition, we could be required to tighten our underwriting standards for our loan products, which would reduce cash advance balances, and we could face difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. Such reductions in our outstanding loans and/or an increase in loan losses could adversely affect our results of operations.
The price of our common stock after may be volatile.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the nine months ended March 31, 2009, the market price of our common stock has been as high as $21.91, and as low as $4.83. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.
If the national and world-wide financial crisis continues, potential disruptions in the credit markets may negatively impact the availability and cost of short-term borrowing under our credit facility, which could adversely affect our results of operations, cash flows and financial condition.
If internal funds are not available from our operations and after utilizing our excess cash we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009 could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
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
Potential for Goodwill Impairment
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of March 31, 2009 of $372.9 million exceeded total shareholders’ equity of $177.9 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.
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
We cannot predict any other changes in generally accepted accounting principles, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our security, including our common stock and the 2.875% Senior Convertible Notes due 2027.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

(1) Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 20, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: May 11, 2009	*By: Name:	/s/ Randy Underwood Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.