Form 10-K
period 2009-06-30
DOLLAR FINANCIAL CORP
filed 2009-09-03
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to rule 405 of regulation s-t during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2008, 24,066,072 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $247,880,542. As of August 31, 2009, the number of shares of the Common Stock outstanding was 24,102,985.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its Annual Meeting of Stockholders to be held on November 11, 2009, is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

Table of Contents

2009 Report on Form 10-K

Money Mart® and Loan Mart® are trademarks of Dollar Financial Corp. This Annual Report on Form 10-K also includes trademarks and tradenames of other companies.

Item 1.	BUSINESS

General

We are a leading international financial services company serving unbanked and under-banked consumers. Our financial services store network is the largest network of its kind in each of Canada and the United Kingdom and the second-largest network of its kind in the United States. Our customers are typically service sector individuals who require basic financial services but, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. To meet the needs of these customers, we provide a range of consumer financial products and services primarily consisting of check cashing, single-payment consumer loans, longer-term installment loans, pawn lending, debit cards, phone/gift cards, bill payment, money orders, money transfers, foreign exchange, gold buying and legal document processing services. At June 30, 2009, our global store network consisted of 1,206 locations (of which 1,031 are company-owned) operating as Money Mart®, Money Shop, Loan Mart®, Money Corner, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 22 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,157 locations (including 1,031 company-owned) in 15 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign exchange and various other related services. Also included in this network is the Company’s recently acquired U.K. Internet-based consumer lending business and the Poland acquisition which provides financial services to the general public through in-home servicing.

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

Our network includes the following platforms for delivering our financial services and retail-based legal document processing services to consumers in our core markets:

United States

As of June 30, 2009, we operated a total of 358 financial services stores in 15 states, including 99 stores in California, 106 stores in Florida, 37 stores in Arizona, 19 stores in Louisiana and 97 stores in 11 other states. We also have 49 franchised locations operating under the name “We The People®” which offer retail-based legal document processing services. Our financial services store locations typically offer our full range of financial products and services, including check cashing and short-term consumer loans. Our 42 Loan Mart stores principally offer short-term consumer loans, as well as other ancillary services depending upon location. By offering short-term lending services, we hope to attract a customer who might not use check cashing services.

Our U.S. business had revenues of $153.7 million for the twelve-month period ended June 30, 2008 (“fiscal 2008”) and $154.9 million for the twelve-month period ended June 30, 2009 (“fiscal 2009”).

Canada

At June 30, 2009, there are 461 financial services stores in our Canadian network, of which 399 are operated by us and 62 are operated by franchisees in 12 of the 13 Canadian provinces and territories with 224 locations in Ontario, 84 locations in British Columbia, 72 locations in Alberta and 81 locations in the other 9 provinces and territories. All of our stores in Canada are operated under the name “Money Mart” except locations in the Province of Québec which operate under the name “Instant Cheques”. The stores in Canada typically offer check cashing, short-term consumer loans and other ancillary products and services.

Our Canadian business had revenues of USD 279.5 million for fiscal 2008 and USD 236.3 million for fiscal 2009. The impact of foreign currency rates resulted in a decrease in Canadian revenues of approximately USD 34.4 million.

United Kingdom and Euro-Zone

At June 30, 2009, there are 337 financial services stores in our United Kingdom network, of which 273 are operated by us and 64 are operated by franchisees/agents. In addition, during fiscal 2008, we opened a financial services store in the Republic of Ireland. All of our stores in the United Kingdom and Euro-zone (with the exception of certain franchises operating under the name “Cash A Cheque”) are operated under the name “Money Shop.” The stores in the United Kingdom typically offer check cashing, short-term consumer loans, pawn lending and other ancillary products and services. Our store in the Republic of Ireland offers check cashing and other ancillary products and services. In April 2009 we acquired all the shares of Express Finance Limited, a U.K. Internet-based consumer lending business.

Our United Kingdom and Euro-zone business had revenues of USD 139.0 million for fiscal 2008 and USD 136.7 million for fiscal 2009. The impact of foreign currency rates resulted in a decrease in U.K. revenues of approximately USD 32.8 million.

Mainland Europe

On June 30, 2009, we acquired a 76% interest in an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the U.K. nearly 100 years ago. Customer sales and service activities are managed through an extensive network of local commission based representatives across five provinces in northwestern Poland.

Total Company

At June 30, 2009, of our 1,206 overall locations, we have 175 franchised/agent locations in Canada, the United Kingdom and in the United States. The franchised/agent locations offer many of the same products and services offered by company-operated stores using the same associated trade names, trademarks and service marks within the standards and guidelines we have established. Total franchise/agent revenues were $5.0 million for fiscal 2008 and $4.2 million for fiscal 2009. The decline in revenues in fiscal 2009 is due to the decrease in the number of franchise stores.

Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations, extended operating hours and high-quality customer service. Our products and services, principally our check cashing and short-term consumer loan program, provide immediate access to cash for living expenses or other needs. We principally cash payroll checks, although our stores also cash government benefit, personal and income-tax-refund checks. During fiscal 2009, we cashed 9.3 million checks with a total face amount of $4.5 billion and an average face amount of $487 per check. We originated 4.1 million single-payment consumer loans with an average principal amount of $406 and a weighted average term of approximately 18.1 days. In addition, we acted as a servicer and direct lender originating approximately 6,000 longer-term installment loans with an average principal amount of $815 and a weighted average term of approximately 210 days. We strive to provide our customers with high-value ancillary services, including Western Union money order and money transfer products, electronic tax filing, reloadable VISA® and Mastercard® debit cards, bill payment, foreign currency exchange, pawn broking, gold buying, photo ID and prepaid local and long-distance phone services.

Industry Overview

We operate in a sector of the financial services industry that serves the basic need of service sector individuals who need convenient access to cash and other services. This need is primarily evidenced by consumer demand for check cashing, short-term and longer-term installment loans, pawn lending, Western Union transfers, debit cards and other services. Consumers who use these services are often underserved by banks and other financial institutions.

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

In addition to check cashing services, under-banked consumers also require short-term and longer-term installment loans that provide cash for living and other expenses. They also may not be able to or want to obtain loans from banks as a result of:

•	their immediate need for cash;

•	irregular receipt of payments from their employers;

•	their desire for convenience and respectful customer service;

•	the unavailability of bank loans in small denominations for short terms; and

•	the high cost of overdraft advances and bounced check fees from banks.

Despite the demand for basic financial services, access to banks has become more difficult over time for many consumers. Many banks have chosen to close their less profitable or lower-traffic locations and reduced the hours they operate. Typically, these branch closings have occurred in neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Many banks have also reduced or eliminated some services that under-banked consumers desire.

As a result of these trends, a significant number of retailers have begun to offer financial services to service sector individuals. The providers of these services are fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary services.

We believe that the under-banked consumer market will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population and an increase in the number of self employed, small business and service sector jobs as a percentage of the total workforce.

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

Finally, we are a member and actively participate in all the major industry associations representing our industry interests in most countries in which we do business. Our memberships include CFSA (Community Financial Services Association of America) and FiSCA (Financial Service Centers of America) in the United States, CPLA (Canadian Payday Loan Association) in Canada, the CFA (Consumer Finance Association) in the United Kingdom, where we are the founding member and the National Pawnbrokers Association of the United Kingdom.

Growth Opportunities

We believe that significant opportunities for growth exist in our industry as a result of:

•	growth of small businesses, the self employed and service-sector workforce;

•	failure of commercial banks and other traditional financial service providers to adequately address the needs of small business, service sector and other working-class individuals;

•	trends favoring larger operators in the industry;

•	consolidation within our industry in the United States; and

•	Canadian short-term consumer lending provincial regulation will likely change the competitive landscape and favor lower cost operators.

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

This consolidation process should provide us, as operator of one of the largest store networks, with opportunities for continued growth. We also believe there are substantial growth opportunities in Europe.

Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

Leading Position in Core Markets  We have a leading position in core markets. At June 30, 2009, we operate 358 company-owned stores in the United States, 399 company-owned stores in Canada, 273 company-owned stores and an Internet-based consumer lending business in the United Kingdom and one company-owned store in the Republic of Ireland. In addition, with our 76% acquisition in June 2009 of an established consumer lending business in Poland, we service an average 30,000 customers through in-home servicing. At June 30, 2009, we had 62 and 64 foreign financial services franchised/agent locations in Canada and in the United Kingdom, respectively. In addition, at June 30, 2009, we had 49 franchised locations in the United States, all of which operate under the name We The People and offer retail-based legal document processing services. Highlights of our competitive position in these core markets include the following:

•	A large portion of our domestic stores are located in the western United States and Florida, where we believe we hold leading market positions.

•	We are the industry leader in Canada, and we believe that we hold a very significant market share as we have at least one store in almost every Canadian city with a population of over 50,000.

•	We believe that we are the largest check cashing company in the United Kingdom, comprising approximately 18% of the market measured by number of stores, although we believe that we account for approximately 40% of all check cashing transactions performed at check cashing stores.

Diversified Product and Geographic Mix  Our stores offer a wide range of consumer financial products and services to meet the demands of their respective locales, including check cashing, short-term consumer loans, money orders, money transfers and legal document processing services. We also provide high-value ancillary products and services, including Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, reloadable VISA® and MasterCard® brand debit cards, pawn broking, gold buying, photo ID and prepaid local and long-distance phone services. For fiscal 2009, the revenue contribution by our check cashing operations was 31.2%, our consumer lending operations was 52.1% and our other products and services was 16.7%. In addition to our product diversification, our business is diversified geographically. For fiscal 2009, our U.S. operations generated 29.4% of our total revenue, our Canadian operations generated 44.7% of our total revenue and our United Kingdom operations generated 25.9% of our total revenue. Our broad product and geographic mix provides a diverse stream of revenue growth opportunities that we believe distinguishes us from others in the industry.

High-Quality Customer Service  A 2009 consumer research study told us that our customer satisfaction scores are well over 90%. We adhere to a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our customers. We believe that our customers appreciate this convenience, as well as the flexible and extended operating hours that we typically offer, which are often more compatible with our customers’ work schedules. We provide our customers with a clean, attractive and secure environment in which to transact their business. We believe that our friendly and courteous customer service at both the store level and through our centralized support centers is a competitive advantage.

Diversification and Management of Credit Risk  Our revenue is generated through a high volume of small-dollar financial transactions, and therefore our exposure to loss from a single customer transaction is minimal. In addition, we actively manage our customer risk profile and collection efforts in order to maximize our consumer lending and check cashing revenues while maintaining losses within an expected range. We have instituted control mechanisms that have been effective in managing risk. Such mechanisms, among others, include the daily monitoring of initial return rates with respect to payments made on our consumer loan portfolio. We have implemented predictive scoring models that limit or eliminate the amount of loans we offer to customers who statistically would likely be unable to repay their loan. As a result, we believe that we are unlikely to sustain a material credit loss from a series of transactions or launch of a new product. We historically have experienced relatively low net write-offs as a percentage of the face amount of checks cashed. For fiscal 2009, in our check cashing business, net write-offs as a percentage of the face amount of checks cashed were 0.29% as compared to the prior year’s rate of 0.31%. For the same period, with respect to loans funded directly by us, net write-offs as a percentage of originations were 3.1% as compared to the prior year’s rate of 2.9%.

Management Expertise  We have a highly experienced and motivated management team at both the corporate and operational levels. Our senior management team has extensive experience in the financial services industry and multi-unit retail operations. In addition, our corporate executive and senior management team is very tenured and has demonstrated the ability to grow our business through their operational leadership, strategic vision, ability to raise capital and experience in making selected acquisitions. Since 1990, we have completed more than 90 acquisitions that added over 780 company-owned financial services stores to our network.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading market positions. Key elements of our strategy include:

Growing Through Disciplined Network Expansion  We intend to continue to grow our network through the addition of new stores and acquisitions, while adhering to a disciplined selection process. In order to optimize our expansion, we carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability, and growth potential. We seek to add locations that offer check cashing, consumer lending, debit cards, foreign currency, pawn lending, gold buying and other services or a combination of any of these products and services. In fiscal 2009, we entered into Poland, our fifth country, with the acquisition of Optima, S.A., that offers unsecured loans with payment terms of generally 40 — 50 week durations with an average loan amount of $250 to $500. Also during fiscal 2009, we acquired an established profitable U.K. Internet-based consumer lending business which was immediately accretive to earnings. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the Internet lending arena. Moreover, we believe we can export and leverage this expertise to other European countries as well as our Canadian business unit. We continue to actively seek to acquire targeted competitor operations in selected expansion markets in the United States, Canada, the United Kingdom, Europe and Latin America.

Introducing Related Products and Services  We believe that our check cashing and consumer lending customers enjoy the convenience of other high value products and services offered by us. These products and services enable our customers to manage their personal finances more effectively. For example, in fiscal 2004, we introduced reloadable VISA ® brand debit cards, and, in fiscal 2005, we introduced VISA ® brand gift cards. In fiscal 2006, we introduced an installment loan program in the United States and the United Kingdom. In fiscal 2008, we launched an Internet single-payment loan site for residents of California, Arizona and the United Kingdom and plan to expand to other geographic areas over time. During fiscal 2009 we began gold buying services in the United Kingdom, Canada and the United States. We believe this can be a high growth area while gold prices remain relatively high. The addition of the U.K. Internet-based consumer lending also adds to our product offerings. Our product development department continues to develop and test additional new products and services for our customers.

Capitalizing on our Enhanced Network and System Capabilities  With our network of 1,206 stores as of June 30, 2009, we are well positioned to capitalize on economies of scale. Our centralized core support functions, including collections, call center, field operations and service, loan processing and tax filing enable us to generate efficiencies by improving collections and purchasing power with our vendors. Our proprietary systems are used to further improve our customer relations and loan servicing activities, as well as to provide a highly efficient means to manage our internal reporting requirements as well as regulatory compliance efforts. We plan to continue to take advantage of these efficiencies to enhance network and store-level profitability.

Maintaining our Customer-Driven Retail Philosophy  We strive to maintain our customer-service-oriented approach and meet the basic financial service needs of our service sector customers. This dedication to service helps to explain our high 90+% customer satisfaction scores. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain markets, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our stores to measure customer service performance. We plan to continue to develop ways to improve our performance, including incentive programs to reward employees for exceptional customer service.

Community Involvement and Ethics  We strengthen relationships with our business partners through ethical behavior and with our customers through community involvement. In March of 2007 we were honored to be named the fourth most trustworthy public company in the United States by Audit Integrity, who ranked firms on exhibiting the “highest degree of accounting transparency and fair dealing to stake holders during 2006.” We have also encouraged the management of each of our stores to involve themselves with their respective local communities. From these efforts we provide hundreds of thousands of dollars in charitable donations every year. In Canada over the last 5 years we have raised well over $1.0 million dollars for Easter Seals through our sponsorship of the 24 Hour Relay.

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

In the summer of 2009 we commissioned an independent research firm to conduct a thorough attitude and usage study of our consumers in the United States, Canada and the United Kingdom. Following are some of the quantitative results which will be used to better develop our products and market to our consumers.

U.S. Customers  The average age of our domestic check cashing customer is 39 years of age. Our typical check-cashing customer is more likely to be male and never married. He graduated from high school and is employed in a skilled trade earning $22,000 a year. He owns his car but not his home. He has a cell phone but not a bank account or credit card. He is very satisfied with his experience at Money Mart and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as his favorite attributes.

The average domestic short-term consumer loan customer is 45 years of age. Our typical loan customer is more likely to be female and is or has been married. She graduated from high school and has taken some college/technical course work. She works as a professional and earns over $30,000 a year. She owns her car but not her house. She has a cell phone, bank account, credit card and bank debit card. We believe she is very satisfied with her experience and lists convenient locations, friendliness of tellers, hours of operation and attitude toward customers as her favorite attributes.

Canadian Customers  The average age of our Canadian check cashing customer is 37 years of age. Our typical check cashing customer is more likely to be male and never married. He graduated from high school and is employed full time with an income of USD 21,000 a year. He does not own a car or a home. He has a cell phone, Internet access, bank account but not a credit card. We believe he is very satisfied with his experience at Money Mart and lists convenient hours, simple process, teller attitudes, fast service and convenient locations as his favorite attributes.

The average Canadian short-term consumer loan customer is 42 years of age. Our typical loan customer is evenly split between male and female and is or has been married. They graduated from high school and have taken some college/technical course work. They are employed full time and earn over USD 35,000 a year. They own a car but not a house. They have a cell phone, Internet access, bank account, credit card and bank debit card. They are very satisfied with their experience at Money Mart and list teller attitude, friendliness, convenient hours, and simple process as their favorite attributes.

United Kingdom Customers  The average age of our United Kingdom check cashing customer is 33 years of age. Our typical check cashing customer is more likely to be male and never married. He has completed higher education and is employed full time with an income of £17,000 a year. Typically he does not own his home, though two thirds have regular access to the Internet. He has a cell phone, bank account, debit card but not a credit card. We believe he is very satisfied with his experience at Money Shop and lists the attitude and friendliness of staff, ease of service, hours of operation and convenient locations as his favorite attributes.

The average age of our United Kingdom short-term consumer loan customer is 35 years old. The customers are a 50/50 mix of male and female and likely to be married. They completed higher education and 25% are university graduates. They are employed full time and have an income of £18,000 a year. Typically they do not own their home, though two thirds have regular access to the Internet. They have a cell phone, bank account, debit card but not a credit card. We believe they are very satisfied with their experience at the Money Shop and lists attitude of staff to customers, friendliness of staff, speed of service, ease of service and convenient locations as their favorite attributes.

Products and Services

Customers typically use our stores or other distribution networks to cash checks (payroll, government and personal), obtain short-term or longer-term consumer loans and use one or more of the additional financial services and ancillary products available at most locations including Western Union money order and money transfer products, electronic tax filing, bill payment, reloadable VISA® and MasterCard® brand debit cards, foreign currency exchange, photo ID, prepaid local and long-distance phone services, gold buying and legal document processing services. In the United Kingdom, we also offer pawn lending services.

Check Cashing.  Customers may cash all types of checks at our check cashing locations, including payroll checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute any cash, we verify both the customer’s identification and the validity of the check (occasionally using multiple sources) as required by our standard verification procedures. Customers are charged a fee for this service (typically a small percentage of the face value of the check). The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores. For fiscal 2008, check cashing fees averaged approximately 3.74% of the face value of checks cashed. For fiscal 2009, check cashing fees averaged approximately 3.66% of the face value of checks cashed.

The following chart presents summaries of revenue from our check cashing operations, broken down by consolidated operations, United States, Canadian and United Kingdom and Euro-Zone operations for the periods indicated below:

	Year Ended June 30,
	2005	2006	2007	2008	2009
	(Unaudited)

Consolidated operations:
Face amount of checks cashed	$3,424,835,000	$3,772,426,000	$4,341,026,000	$5,256,422,000	$4,500,849,000
Number of checks cashed	8,141,697	8,373,342	9,003,970	9,902,464	9,251,161
Average face amount per check	$420.65	$450.53	$482.12	$530.82	$486.52
Average fee per check	$15.81	$17.01	$18.52	$19.85	$17.79
Average fee as a % of face amount	3.76%	3.78%	3.84%	3.74%	3.66%
United States operations:
Face amount of checks cashed	$1,309,231,000	$1,394,516,000	$1,404,965,000	$1,845,298,000	$1,885,347,000
Number of checks cashed	3,379,123	3,410,668	3,337,551	4,172,051	4,147,688
Average face amount per check	$387.45	$408.87	$420.96	$442.30	$454.55
Average fee per check	$13.79	$14.13	$14.51	$13.77	$13.59
Average fee as a % of face amount	3.56%	3.46%	3.45%	3.11%	2.99%
Canadian operations:
Face amount of checks cashed	$1,300,089,000	$1,514,753,000	$1,938,692,000	$2,366,374,000	$1,903,413,000
Number of checks cashed	3,529,879	3,607,553	4,318,185	4,383,586	3,876,383
Average face amount per check	$368.31	$419.88	$448.96	$539.83	$491.03
Average fee per check	$12.38	$14.44	$15.43	$18.66	$17.50
Average fee as a % of face amount	3.36%	3.44%	3.44%	3.46%	3.56%
United Kingdom and Euro-Zone operations:
Face amount of checks cashed	$815,515,000	$863,157,000	$997,369,000	$1,044,750,000	$712,089,000
Number of checks cashed	1,232,695	1,355,121	1,348,234	1,346,827	1,227,090
Average face amount per check	$661.57	$636.96	$739.76	$775.71	$580.31
Average fee per check	$31.20	$31.13	$38.33	$42.57	$32.92
Average fee as a % of face amount	4.72%	4.89%	5.18%	5.49%	5.67%

From fiscal 2008 to fiscal 2009 the number of all checks cashed in all countries have declined. One of the drivers in this decrease is the global recession and resulting job losses which affected all countries we operate in, as well as an increased focus on our consumer loan products. In addition, studies by the Federal Reserve Board and others show that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. We have increased our focus on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.

If a check cashed by us is not paid for any reason, we record the full face value of the check as a loss in the period when the check was returned unpaid. We then send the check to our internal collection department, or occasionally directly to the store, for collection. Our employees contact the maker and/or payee of each returned check to seek payment. In certain circumstances, we will take appropriate legal action. Recoveries on returned items are credited in the period when the recovery is received. During fiscal 2008 and 2009, we collected 73.6% and 74.9% of the face value of returned checks, respectively.

The following chart presents summaries of our returned check experience, broken down by consolidated operations, U.S., Canadian and United Kingdom and Euro-Zone operations for the periods indicated below:

	Year Ended June 30,
	2005	2006	2007	2008	2009
	(Unaudited)

Consolidated operations:
Face amount of returned checks	$32,644,000	$39,052,000	$47,520,000	$62,120,000	$52,270,000
Collections on returned checks	23,655,000	29,070,000	34,987,000	45,714,000	39,164,000
Net write-offs of returned checks	8,989,000	9,982,000	12,533,000	16,406,000	13,106,000
Collections as a percentage of returned checks	72.5%	74.4%	73.6%	73.6%	74.9%
Net write-offs as a percentage of check cashing revenues	7.0%	7.0%	7.5%	8.3%	8.0%
Net write-offs as a percentage of face amount of checks cashed	0.26%	0.26%	0.29%	0.31%	0.29%
United States operations:
Face amount of returned checks	$14,749,000	$16,846,000	$18,307,000	$24,975,000	$22,000,000
Collections on returned checks	10,881,000	12,586,000	13,961,000	19,561,000	17,524,000
Net write-offs of returned checks	3,868,000	4,260,000	4,346,000	5,414,000	4,476,000
Collections as a percentage of returned checks	73.8%	74.7%	76.3%	78.3%	79.7%
Net write-offs as a percentage of check cashing revenues	8.3%	8.8%	9.0%	9.4%	7.9%
Net write-offs as a percentage of face amount of checks cashed	0.30%	0.31%	0.31%	0.29%	0.24%
Canadian operations:
Face amount of returned checks	$9,906,000	$11,498,000	$16,051,000	$21,208,000	$19,369,000
Collections on returned checks	8,319,000	9,831,000	13,254,000	16,736,000	15,268,000
Net write-offs of returned checks	1,587,000	1,667,000	2,797,000	4,472,000	4,101,000
Collections as a percentage of returned checks	83.9%	85.5%	82.6%	78.9%	78.8%
Net write-offs as a percentage of check cashing revenues	3.6%	3.2%	4.2%	5.5%	6.0%
Net write-offs as a percentage of face amount of checks cashed	0.12%	0.11%	0.14%	0.19%	0.22%
United Kingdom and Euro-Zone operations:
Face amount of returned checks	$7,989,000	$10,708,000	$13,162,000	$15,937,000	$10,901,000
Collections on returned checks	4,455,000	6,653,000	7,773,000	9,417,000	6,372,000
Net write-offs of returned checks	3,534,000	4,055,000	5,389,000	6,520,000	4,529,000
Collections as a percentage of returned checks	55.8%	62.1%	59.1%	59.1%	58.5%
Net write-offs as a percentage of check cashing revenues	9.2%	9.6%	10.4%	11.4%	11.2%
Net write-offs as a percentage of face amount of checks cashed	0.43%	0.47%	0.54%	0.62%	0.64%

Consumer Lending

Most of our United States retail financial service locations issue single-payment consumer loans using the company-funded consumer loan model. In August 2007, we launched an Internet single-payment term loan site for residents of California and, in February 2008, for Arizona residents. During fiscal 2009, we acquired an established profitable U.K. Internet-based consumer lending business which was immediately accretive to earnings. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the Internet lending arena. Moreover, we believe we can export and leverage this expertise to other European countries as well as our Canadian business unit.

On June 30, 2009, we acquired a 76% interest in an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the U.K. nearly 100 years ago. Customer sales and service activities are managed through an extensive network of local commission based representatives across five provinces in northwestern Poland.

We also originate unsecured short-term single-payment loans to borrowers for our own account in Canada, the United Kingdom and in most United States markets. We bear the entire risk of loss related to these loans. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 45 days. In Canada, loans are issued to qualified borrowers based on a percentage of the borrowers’ income, up to C$1,500 with terms of 1 to 35 days. We issue loans in the United Kingdom for up to GBP 750, with a maximum term of 30 days. We originated or extended approximately $1.8 billion of the single-payment consumer loans during fiscal 2008 and approximately $1.7 billion during fiscal 2009. In addition, we act as a direct lender of longer-term installment loans in the United Kingdom and in certain United States and Canadian markets. In the United States for fiscal 2009, we originated 1,827 installment loans with an average principal amount of $526 and a weighted average term of approximately 58 days. We originated or extended installment loans through our locations in the United States of approximately $1.0 million in fiscal 2009. In Canada, for fiscal 2009, we originated 1,531 installment loans with an average principal amount of $251 and a weighted average term of approximately 278 days. We originated or extended installment loans through our locations in Canada of approximately $0.4 million in fiscal 2009. In Canada, for fiscal 2008, we originated 11,573 installment loans with an average principal amount of $445 and a weighted average term of approximately 259 days. We originated or extended installment loans through our locations in Canada of approximately $5.2 million in fiscal 2008.

In the United Kingdom for fiscal 2009, we originated 2,725 installment loans with an average principal amount of $1,325 and a weighted average term of approximately 359 days. In the United Kingdom for fiscal 2008, we originated 3,673 longer-term installment loans with an average principal amount of $1,654 and a weighted average term of approximately 359 days. We originated or extended installment loans through our locations in the United Kingdom of approximately $3.6 million in fiscal 2009 and $6.1 million in fiscal 2008. The outstanding installment loan receivable at June 30, 2009 is $0.1 million, $4.2 million and $1.6 million in the United States, United Kingdom and Canada, respectively.

We had approximately $114.7 million of net consumer loans on our balance sheet at June 30, 2009 and approximately $115.8 million on June 30, 2008. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2009 and 2008 are reported net of a reserve of $9.2 million and $7.9 million, respectively, related to consumer lending. Loans in default at June 30, 2009 was $6.4 million, net of a $17.0 million allowance, and was $11.3 million, net of a $22.6 million allowance at June 30, 2008.

The following table presents a summary of our consumer lending originations, which includes loan extensions and revenues for the following periods (dollars in thousands):

	Year Ended June 30,
	2007	2008	2009

U.S. company-funded consumer loan originations	$282,364	$535,542	$582,074 (3)
Canadian company-funded consumer loan originations(1)	774,194	953,157	776,345 (4)
U.K. company-funded consumer loan originations(1)	266,331	361,730	389,759 (5)

Total company-funded consumer loan originations	$1,322,889	$1,850,429 (2)	$1,748,178

U.S. servicing revenues, gross	$29,245	$2,556	$1,987
U.S. company-funded consumer loan revenues	44,366	77,282	77,625
Canadian company-funded consumer loan revenues	110,010	147,313	121,518
U.K. company-funded consumer loan revenues	43,824	65,366	74,142

Total consumer lending revenues	$227,445	$292,517	$275,272

Gross charge-offs of company-funded consumer loans	$160,077	$217,476	$185,563
Recoveries of company-funded consumer loans	(129,574)	(163,720)	(130,600)

Net charge-offs on company-funded consumer loans	$30,503	$53,756	$54,963

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	12.1%	11.8%	10.6%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.8%	8.9%	7.5%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.3%	2.9%	3.1%

(1)	All consumer loans originated in Canada and the United Kingdom are company-funded.

(2)	The increase in total company-funded originations of $527.5 million in fiscal 2008 over fiscal 2007 is primarily due to the transition from the bank-funded loan model to the company-funded loan model in the United States, as well as increases in originations due to the new stores from the APL and CCS acquisitions. Also contributing to the increase are increases in Canada due to criteria changes and newly opened stores in Canada and the United Kingdom.

(3)	The increase for the year ended June 30, 2009 is primarily related to CCS and APL acquisitions in fiscal 2008, partially offset by a reduction in the number of U.S. stores.

(4)	Net of a $112.1 million decline over fiscal 2008 as a result of the impact of exchange rates for the year ended June 30, 2009.

(5)	Net of a $94.6 million decline over fiscal 2008 as a result of the impact of exchange rates for the year ended June 30, 2009.

Other Services and Products

In addition to check cashing and short-term consumer loans, our customers may choose from a variety of products and services when conducting business at our locations. These services, which vary from store to store, include Western Union money order and money transfer products, electronic tax filing, bill payment, foreign currency exchange, pawnbroking, VISA® and MasterCard® brand reloadable debit cards and gift cards, photo ID, prepaid local and long-distance phone services, gold buying services and legal document processing services in the United States. We believe that our check cashing and consumer lending customers enjoy the convenience of other high-value products and services offered by us.

Among our most significant other financial services products and services are the following:

•	Money Transfers — Through a strategic alliance with Western Union, customers can transfer funds to any location in the world providing Western Union money transfer services. Western Union currently has approximately 379,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for the transfer. For fiscal 2008 and fiscal 2009, we generated total money transfer revenues of $27.5 million and $26.8 million, respectively, primarily at our check cashing stores.

•	Money Orders — Our stores issue money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2009, money order transactions had an average face amount of $290.34 and an average fee of $1.33. For fiscal 2009, our customers purchased 2.7 million money orders, generating total money order revenues of $3.7 million. During fiscal 2008, money order transactions had an average face amount of $266.60 and an average fee of $1.28. During fiscal 2008, our customers purchased 2.7 million money orders, generating total money order revenues of $3.5 million.

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2005	2006	2007	2008	2009

UNITED STATES
Florida	—	—	23	103	106
California	137	133	131	131	99
Arizona	67	65	63	58	37
Louisiana	29	27	25	24	19
Washington	18	18	17	17	17
Kansas	—	—	—	15	13
Pennsylvania	17	16	16	15	11
Virginia	16	16	16	16	11
Missouri	—	—	—	12	10
Hawaii	3	3	3	9	9
Ohio	22	22	21	21	9
Oklahoma	10	10	8	10	6
Iowa	—	—	—	4	4
New Mexico	3	4	4	4	4
Alaska	—	—	1	3	3
Colorado	7	7	7	7	—
Franchised locations	6	7	—	—	—
Maryland/D.C.	1	1	1	—	—
Nebraska	—	—	—	3	—
Nevada	8	7	5	5	—
South Carolina	—	—	—	1	—
Texas	4	6	6	6	—
Utah	4	3	3	3	—
Wisconsin	1	—	—	—	—

	353	345	350	467	358

WE THE PEOPLE
Company operated	3	13	—	—	—
Franchised locations	172	132	110	93	49

	175	145	110	93	49

CANADA
Company operated	214	242	360	419	399
Franchised locations	129	128	54	61	62

	343	370	414	480	461

UNITED KINGDOM/EURO-ZONE
Company operated	152	172	192	236	274
Franchised/agent locations	312	218	214	176	64

	464	390	406	412	338

Total Stores	1,335	1,250	1,280	1,452	1,206

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

Acquisitions

We have been an active acquirer of competitors’ stores in each country in which we have conducted operations for a number of years.

On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash including $2.0 million in cash that is held in escrow for 24 months to secure certain indemnification claims. The Company anticipates the full return of the $2.0 million escrow balance. In addition, the agreement included a maximum revenue-based earn-out of up to $3.0 million which would have been payable in February 2009, however the provisions of the earn-out were not met. Between August 2007 and March 2008, we consummated a series of acquisitions of the 45 stores, which were located in Kansas, Missouri, Hawaii, Oklahoma, Arizona, Iowa, South Carolina, and Nebraska.

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

On February 26, 2008, we entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million cash.

During fiscal 2008, we completed various smaller acquisitions in Canada and the United Kingdom with an aggregate purchase price of approximately $8.5 million.

On October 17, 2008, we entered in a series of purchase agreements to acquire substantially all of the assets of six franchised stores in the United Kingdom from a franchisee. The aggregate purchase price for the acquisitions was approximately $3.3 million in cash.

On April 21, 2009, we entered into a purchase agreement of acquire all of the shares of Express Finance Limited, a U.K. Internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $6.8 million in cash. In addition, the agreement provides for earnings-related contingent consideration based on the two years following the date of acquisition. No amounts have been recognized for this contingent consideration.

On June 29, 2009, we entered into a purchase agreement to acquire substantially all of the assets of 2 pawn shops located n Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash.

On June 30, 2009, we entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.6 million in cash and the assumption of approximately $6.3 million in debt. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the acquisition date. No amounts have been recorded for this contingent consideration.

During fiscal 2009, we completed various smaller acquisitions in the United States and the United Kingdom with an aggregate purchase price of approximately $2.1 million.

We are actively seeking targeted acquisitions and anticipate adding acquired stores in all of our geographical markets in addition to other foreign markets in the future as opportunities arise.

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

Operational Structure

Our senior management is located at our corporate headquarters in Berwyn, Pennsylvania and is responsible for our overall strategic direction. This corporate staff includes personnel dedicated to compliance functions, including internal audit, risk management, and privacy, as well as global executive management, global strategy, business development and acquisitions, corporate finance, investor relations, global compensation and benefits, global credit and legal functions. We also maintain corporate offices in Victoria, British Columbia, Toronto, Ontario, Nottingham, England, Gdansk, Poland and a satellite office in Fort Lauderdale, Florida. Management and support of store operations are located in the respective countries. This support includes executive store management and finance, and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing.

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

We have a centralized facility to support our domestic consumer lending business. This call-center facility, located in Salt Lake City, Utah, currently employs approximately 124 full-time staff. Operating from 8:00 A.M. to midnight, Eastern time (including weekends), our staff performs inbound and outbound customer service for current and prospective consumer loan customers as well as collection for our check cashing and loan-servicing functions for all past-due domestic consumer loans. Our management at this facility includes experienced call-center operations, customer service, information technology and collections personnel. We believe that this centralized facility has helped us to improve our loan servicing significantly and has led to reduced check cashing and credit losses on loans originated by us in the United States and significantly enhances our ability to manage the compliance responsibilities related to our domestic consumer lending operations. We believe that our ongoing investment in, and company-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry. We operate similar facilities in Canada and the United Kingdom as well.

Technology

We currently have an enterprise-wide transaction processing computer network. We believe that this system has improved customer service by reducing transaction time and has allowed us to manage returned-check losses and loan-collection efforts better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing system, which is composed of a networked hardware and software package with integrated database and reporting capabilities. The point-of-sale system provides our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our check cashing and our credit-verification process. Also, we utilize an enhanced centralized loan-management and collection system that provides improved customer service processing and management of loan transactions. The loan-management system and collection system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology to reduce both processing and loan-closing times. The point-of-sale system, together with the enhanced loan-management and collection systems, has improved our ability to offer new products and services and our customer service.

Security

The principal security risks to our operations are robbery and employee theft. We have extensive security and surveillance systems, dedicated security personnel and management information systems to address both areas of potential loss. We believe that our systems are among the most effective in the industry. Net security losses represented 0.5% and 0.6% of total revenues for fiscal 2009 and fiscal 2008.

To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, and the back office, safe and computer areas are locked and closed to customers. Each store’s security measures include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and the tracking of all employee movement in and out of secured areas. Employees use devices to ensure safety and security whenever they are outside the secure teller area. Additional security measures include sophisticated alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

Since we handle high volumes of cash and negotiable instruments at our locations, daily monitoring, unannounced audits and immediate responses to irregularities are critical in combating defalcations. We have an internal auditing program that includes periodic unannounced store audits and cash counts at randomly selected locations.

Advertising and Marketing

We actively measure and conduct testing of our advertising programs to ensure we achieve a positive return on investment. The 2009 attitude and usage survey mentioned in the Consumer section is one example of our approach to better understand our consumers and then utilizing those results to develop effective marketing initiatives. Our in-store transaction database allows us to develop direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics.

Some of our core marketing elements include: 1) In-Store POP(Point of Purchase) and Promotions — which allow us to target our current customers with new products and consumer contests/incentives that keeps the shopping experience fresh and interesting, 2) Mass Media — which allow us to build our brand awareness with non-users and lapsed users which may include national TV in Canada, local market TV/radio in the United States and the United Kingdom, and Yellow Pages in every geography, 3) New Media — which allow us to test new vehicles as our consumers expand their usage of technology with text messaging, e-mail campaigns, search engine marketing and web site marketing, and 4) Local Marketing/Community Involvement — which allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events.

Competition

Our store network represents the second-largest network of its kind in the United States and the largest network of its kind in each of Canada and the United Kingdom.

United States  The industry in which we operate in the United States is highly fragmented. According to FiSCA (Financial Service Centers of America) there are over 11,000 neighborhood check cashing stores and according to Stephens Inc., there are over 24,000 short-term lending stores. We believe we operate one of only seven U.S. check cashing store networks that have more than 100 locations, the remaining competitors being local chains and single-unit operators. There are several public companies in the United States with a large network of stores offering single-payment consumer loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

Canada  In Canada, we are the industry leader and we hold significant market share. We estimate that the number of outlets offering check cashing and/or single-payment consumer loans to be 1,500. We believe that there are only two other network of stores with over 100 locations. While we believe that we enjoy almost 30% market share by outlet in Canada, our research estimates our market share by volume of business to be significantly higher. With the advent of new provincial regulation for single-payment consumer loans, we anticipate that U.S. competitors will likely enter into the Canadian market. Under the new provincial regulation, we believe we have an opportunity to leverage our multi-product platform and improve upon our 30% share of the Canadian market by continuing to offer lower product pricing than a number of our competitors. Furthermore, we believe many of the less efficient mono-line operators will likely struggle under provincial regulation, which should present an opportunity for us to purchase their stores or customer accounts at attractive prices.

United Kingdom  Based on information from the British Cheque Cashers Association, we believe that we have a United Kingdom market share of stores of approximately 16%. In addition, we believe that our 338 company-operated and franchised/agent stores account for up to 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom. In the consumer lending market, recent research indicates that the market for small, short-term single-payment loans is served by approximately 1,650 store locations, which include check cashers, pawn brokers and home-collected credit companies; and is also served by around 15 on-line lenders.

Globally  In addition to other check cashing stores and consumer lending stores and platforms in the United States, Canada, the United Kingdom, Poland and the Republic of Ireland, we compete with banks and other financial services entities, as well as with retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants generally provide this service to certain customers with solid credit ratings or for checks issued by highly recognized companies, or those written on the customer’s account and made payable to the store.

We also compete with companies that offer automated check cashing machines, and with franchised kiosk units that provide check-cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls.

We also compete with lenders and other service providers that provide single payment loans and legal document processing services over the Internet. In November 2007, we launched Internet short term loans for U.K. residents, and during fiscal 2009, we acquired an established profitable U.K. Internet-based consumer lending business which was immediately accretive to earnings. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the Internet lending arena. Moreover, we believe we can export and leverage this expertise to other European countries as well as our Canadian business unit.

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

Regulation of Check Cashing

To date, regulation of check cashing fees has occurred on the state level. We are currently subject to fee regulation in seven states: Arizona, California, Hawaii, Louisiana, Ohio, Pennsylvania and Florida, where regulations set maximum fees for cashing various types of checks. Our fees comply with applicable state regulations.

Some states, including California, Ohio, Pennsylvania and Washington, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, also have imposed recordkeeping requirements, while others require check cashing stores to file fee schedules with the state.

In Canada, the federal government generally does not regulate our check cashing business, nor do provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the Provinces of Québec and Saskatchewan, where check cashing stores are not permitted to charge a fee to cash government checks and Manitoba where the province imposes a maximum fee to cash government checks.

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

Regulation of Consumer Lending

In the United States, during 2005 due to FDIC limitations imposed on banks using us as a servicers of short-term single payment loans, we transitioned most of our retail financial service locations to offer company-funded single payment consumer loans.

During fiscal 2007, First Bank of Delaware, the lender in our suspended CustomCash® domestic installment loan program, advised us that the FDIC would require the origination of such installment loans to be discontinued at our retail financial service locations. As such, we have transitioned these loans to our single-payment company-funded loan product.

In Canada, our consumer lending activities have historically been subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian consumers. Historically, Canadian borrowers contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry’s consumer loan products to the respective provinces. To date, the Provinces of British Columbia, Saskatchewan, Manitoba, Ontario, Nova Scotia, Prince Edward Island and New Brunswick have all passed legislation to regulate short term consumer lenders and each are in the process of adopting the new regulations and rates consistent with the regulations. Alberta has also added regulations to its existing consumer protection legislation to also regulate short term consumer lenders. As of July 1, 2009, we have implemented a new lending model in Ontario to conform to its new legislation. As of August 1, 2009, we have also implemented our new lending model in Nova Scotia and we anticipate changing to this new approach in Alberta in September and in British Columbia later this calendar year. The new lending model requires consumers to pay a flat fee per each $100 borrowed. In general, the regulations proposed to date are similar to those in effect in the United States which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 (the “Act”) and related rules and regulations. As required by the Act, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition, policy, and for consumer protection. The Act also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Beginning July 31, 2009, The Money Launder Regulations 2007 were enhanced to include consumer credit lenders and all consumer credit lenders not authorized by the FSA or the HM Revenue and Customers as a Money Service Business are now required to register with the Office of Fair Trading. We have complied with these new regulations where we were not already registered by HM Revenue and Customs.

Our consumer lending activities are also subject to certain other state, federal and foreign regulations, including regulations governing lending practices and terms, such as the content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content.

Currency Reporting Regulation

United States  Regulations promulgated by the U.S. Treasury Department under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, and maintenance of records regarding the purchase of money orders and wire transfers for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

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

Canada  The Financial Transactions and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The act requires the reporting of large cash transactions involving amounts of $10,000 or more received in cash and international electronic funds transfer requests of $10,000 or more. This act also requires submitting suspicious transactions reports where there are reasonable grounds to suspect that a transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity. We believe that we are in compliance with the requirements of the act.

United Kingdom  The Terrorism Act of 2000 and the Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that identity is taken for any person carrying out single or multiple foreign exchange transactions exceeding the GBP equivalent of EUR 15,000 and for the cashing of any third party check, in any amount. Additionally, regulations require the submission of suspicious transaction reports to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements and believe that we are in compliance with these regulatory requirements.

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

At the federal level, the preparation of bankruptcy petitions by non-attorneys is regulated by Section 110 of the U.S. Bankruptcy Code. Section 110 places restrictions on, among other things, the manner in which a non-attorney may advise debtors and sets forth additional requirements regarding how services are provided, the reasonableness of a non-attorney’s fees and how court fees are collected and handled. The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 added certain additional disclosure requirements to Section 110 requiring prospective debtors to seek consumer credit counseling before filing for Chapter 7 bankruptcy.

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

Other Regulation

We operate a total of 99 financial service stores in California. This state has enacted a so-called “prompt remittance” statute. This statute specifies a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money orders. In this way, the statute limits the number of days, known as the “float,” that we have use of the money from the sale of money orders.

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

Employees

On June 30, 2009, we employed 4,522 persons worldwide, consisting of 427 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments and 4,095 persons in our stores, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel.

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

We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in this Annual Report on Form 10-K and other cautionary statements in this Item 1A of our annual report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we have substantial debt service obligations, working capital needs and contractual commitments. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs. In addition, adverse changes in any of the measures above may impact the value of the goodwill or other intangible assets on our balance sheet by causing us to write-down or write-off the balance completely.

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

As we develop and introduce new products and services, we may become subject to additional federal, state and foreign regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. In addition, local and federal governments may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business is also subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any U.S. federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have an adverse impact on our business, prospects, results of operations and financial condition.

Currently our check cashing and consumer lending activities are subject to only limited substantive regulation in Canada other than usury laws. The Canadian Parliament has recently transferred jurisdiction and the refinement of laws and regulation of our industry’s consumer loan products to the respective provinces. There can be no assurance that the new regulations that may be adopted would not have a detrimental effect on our consumer lending business in Canada. Historically our Canadian consumer lending activities were subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applies to loans we make to Canadian customers. Such borrowers historically contract to repay us in cash; if they elect to repay by check, we also collect, in addition to a permissible finance charge, our customary check-cashing fees. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulations of our industry’s consumer loan products to the respective provinces. To date, the provinces of British Columbia, Saskatchewan, Manitoba, Ontario, Nova Scotia and New Brunswick have all passed laws to regulate short term consumer lenders and each are in process with regulations and rates. Alberta is currently working on changes to their existing Consumer Protection legislation to also regulate short term consumer lenders. In general, such regulations are similar to those in effect in the United States, which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices.

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

We maintain an allowance for loan losses for anticipated losses on company-funded loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of June 30, 2009, our allowance for loan losses on company-funded consumer loans that were not in default was $9.2 million and our allowance for losses on loans in default was $17.0 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

Legal proceedings may have a material adverse impact on our results of operations or cash flows in future periods.

We are currently subject to a number of legal proceedings. We are vigorously defending these proceedings. In addition, we are likely to be subject to further legal proceedings in the future. The resolution of any current or future legal proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay damages or other monetary penalties and/or modify or terminate our operations in particular local and federal jurisdictions. We may also be subject to adverse publicity. Defense of any legal proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 70.6% of our total revenues during fiscal 2009 and 73.1% of our total revenues during fiscal 2008. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

Risk and uncertainties related to political and economic conditions in foreign countries in which we operate could negatively impact our operations.

We currently conduct significant check cashing and consumer lending activities internationally. If political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and our costs could be increased. Moreover, actions or events could occur in these countries that are beyond our control, which could restrict or eliminate our ability to operate in such jurisdictions or significantly reduce product demand and the expected profitability of such operations.

The international scope of our operations may contribute to increased costs and negatively impact our operations.

Our operations in Canada and the United Kingdom are significant to our business and present risks which may vary from those we face domestically. At June 30, 2009, assets held by our foreign subsidiaries represented 68.6% of our total assets. Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations.

Foreign currency fluctuations may adversely affect our results of operations.

We derive significant revenue, earnings and cash flow from our operations in Canada and the United Kingdom. Our results of operations are vulnerable to currency exchange rate fluctuations in the Canadian dollar and the British pound against the United States dollar. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in fiscal 2009 of litigation expense of approximately $57.9 million, loss on store closings of approximately $10.3 million and an unrealized foreign exchange gain of approximately $5.5 million) by approximately $9.2 million for fiscal 2009 and $9.1 million for fiscal 2008. This impact represents 11.6% of our consolidated foreign pre-tax earnings for fiscal 2009 and 10.5% of our consolidated foreign pre-tax earnings for fiscal 2008.

Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 31.2% of our total revenues during fiscal 2009 and 34.4% of our total revenues during fiscal 2008. Any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.

If the national and world-wide financial crisis continues, potential disruptions in the credit markets may negatively impact the availability and cost of short-term borrowing under our credit facility, which could adversely affect our results of operations, cash flows and financial condition.

If internal funds are not available from our operations and after utilizing our excess cash we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009 could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. In addition, the effects of the global recession and its effects on our operations and the translational effects of our foreign operations, could cause us to have difficulties in complying with our credit agreements.

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

A reduction in demand for our products and services and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for a particular product or service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular products, the availability of competing products or changes in customers’ preferences or financial conditions. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill customer demand, customers may resist or may reject such products or services. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product or service without causing further harm to our business and results of operations.

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

Our ability to open and acquire new stores is subject to outside factors and circumstances over which we have limited control or that are beyond our control which could adversely affect our growth potential.

Our expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous outside factors, such as the availability of attractive acquisition candidates, the availability of acceptable business locations, the ability to access capital to acquire and open such stores and the ability to obtain required permits and licenses. We have limited control, and in some cases, no control, over these factors. Moreover, the start-up costs and the losses we likely would incur from initial operations attributable to each newly opened store place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands. The failure to execute our expansion strategy would adversely affect our ability to expand our business and could materially adversely affect our revenue, profitability and results of operations.

If we do not successfully integrate newly acquired businesses into our operations, our performance and results of operations could be negatively affected.

We have historically grown through strategic acquisitions and a key component of our growth strategy is to continue to pursue attractive acquisition opportunities. The success of our acquisitions is dependent, in part, upon our effectively integrating the management, operations and technology of acquired businesses into our existing management, operations and technology platforms, of which there can be no assurance. The failure to successfully integrate acquired businesses into our organization could materially adversely affect our business, prospects, results of operations and financial condition.

Our check cashing services may further diminish because of technological advances.

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

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in Victoria, British Columbia, Nottingham, England and a satellite office in Fort Lauderdale, Florida. We also maintain a centralized call-center facility in Salt

Lake City, Utah that performs customer service, collection and loan-servicing functions for our consumer lending business, as well as similar facilities in Victoria, British Columbia, Nottingham, England and a satellite office in Fort Lauderdale, Florida. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

Any disruption in the availability of our information systems could adversely affect our business operations.

We rely upon our information systems to manage and operate our stores and business. Each store is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations and financial condition.

In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired, which could significantly impact our total shareholders’ equity.

In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of June 30, 2009 of $406.6 million exceeded total shareholders’ equity of $171.3 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.

Risks Relating to Our Capital Stock

The price of our common stock may be volatile.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended June 30, 2009, the market price of our common stock has been as high as $21.91, and as low as $4.83. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

We have never paid dividends on our common stock and do not anticipate paying any in the foreseeable future.

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

Risks Relating to Our Outstanding Convertible Notes

Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results and could adversely affect the trading price of our securities, including our common stock and the 2.875% Senior Convertible Notes due 2027.

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

We cannot predict any other changes in generally accepted accounting principles, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our securities, including our common stock and the 2.875% Senior Convertible Notes due 2027.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our company-operated stores and our administrative offices are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases for our company-operated stores may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. With respect to leased locations open as of June 30, 2009, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Number of
Period Ending June 30,	Leases Expiring

2010	227
2011 - 2013	549
2014 - 2018	287
2019 - 2023	39
Thereafter	1

1,103

The following table reflects the change in the number of stores during fiscal years 2007, 2008 and 2009:

	2007	2008	2009

Number of stores at beginning of period	1,250	1,280	1,452
New stores opened	52	63	28
Stores acquired	115	172	17
Stores closed	(30)	(15)	(136)
Net change in franchise/agent stores	(107)	(48)	(155)

Number of stores at end of period	1,280	1,452	1,206

See table on page 14 of this Annual Report on Form 10-K describing the number of stores by business unit.

Item 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference herein to the section in Part I, Item 8 “Note 14. Contingent Liabilities” of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR.” Our common stock was initially offered to the public on January 28, 2005 at a price of $16.00. Below is a summary of the high and low prices of our common stock for each quarterly period during the two-year period ending June 30, 2009 as reported on the NASDAQ Global Select Market.

Period	High	Low

July 1, 2007 until September 30, 2007	$30.09	$22.14
October 1, 2007 until December 31, 2007	$33.04	$26.02
January 1, 2008 until March 31, 2008	$31.10	$18.74
April 1, 2008 until June 30, 2008	$24.30	$15.05
July 1, 2008 until September 30, 2008	$21.91	$14.92
October 1, 2008 until December 31, 2008	$16.28	$5.89
January 1, 2009 until March 31, 2009	$10.74	$4.83
April 1, 2009 until June 30, 2009	$14.59	$8.41

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

	1/05	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09
Dollar Financial Corp.	100.00	66.31	74.94	112.50	174.13	178.13	191.81	94.44	64.38	86.19
NASDAQ Composite	100.00	99.81	108.25	108.11	121.49	130.79	133.12	115.85	77.78	91.74
Peer Group	100.00	74.39	72.15	105.00	121.86	117.60	84.28	72.39	67.56	62.52

Holders

On July 31, 2009, there were approximately 118 shareholders of record.

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

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended June 30, 2009, 2008, 2007 and the consolidated balance sheet data as of June 30, 2009 and 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended June 30, 2006 and 2005 and the consolidated balance sheet data as of June 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this filing. Our historical results are not necessarily indicative of results for any future period.

	2005(1)	2006(2)	2007(3)	2008(4)	2009(5)

Consolidated Statement of Operations Data:
Revenues:
Check cashing	$128,748	$142,470	$166,754	$196,580	$164,598
Fees from consumer lending	153,004	162,588	227,445	292,517	275,272
Money transfer fees	14,771	17,205	20,879	27,512	26,823
Other	24,468	36,625	40,654	55,575	61,160

Total revenues	320,991	358,888	455,732	572,184	527,853

Store and regional expenses:
Salaries and benefits	91,982	106,823	129,522	159,363	145,716
Provision for loan losses	29,425	30,367	45,799	58,458	52,136
Occupancy	22,899	27,914	32,270	43,018	41,812
Depreciation	7,226	7,834	9,455	13,663	13,075
Other	62,371	69,024	83,195	98,452	93,310

Total store and regional expenses	213,903	241,962	300,241	372,954	346,049

Store and regional margin	107,088	116,926	155,491	199,230	181,804
Corporate and other expenses:
Corporate expenses	37,012	41,051	53,327	70,859	68,217
Other depreciation and amortization	3,776	3,655	3,390	3,902	3,827
Interest expense, net	33,878	29,702	31,462	36,569	35,099
Loss on extinguishment of debt	8,097	—	31,784	—	—
Goodwill impairment and other charges	—	—	24,301	—	—
Unrealized foreign exchange loss (gain)	—	—	7,551	—	(5,499)
Provision for (proceeds from) litigation settlements	—	5,800	(3,256)	345	57,920
Other expense, net	4,696	2,239	1,400	367	5,442

Income before income taxes	19,629	34,479	5,532	87,188	16,798
Income tax provision	19,986	27,514	37,735	36,015	15,023

Net (loss) income	$(357)	$6,965	$(32,203)	$51,173	$1,775

Net (loss) income per share:
Basic	$(0.03)	$0.38	$(1.37)	$2.12	$0.07
Diluted	$(0.03)	$0.37	$(1.37)	$2.08	$0.07
Shares used to calculate net (loss) income per share:
Basic	13,945,883	18,280,131	23,571,203	24,106,392	24,012,705
Diluted	13,945,883	18,722,753	23,571,203	24,563,229	24,136,235
Operating and Other Data:
Net cash provided by (used in):
Operating activities	$22,245	$20,870	$29,277	$80,756	$59,204
Investing activities	$(44,807)	$(39,415)	$(170,651)	$(166,956)	$(41,954)
Financing activities	$43,225	$39,696	$307,358	$288	$2,669
Stores in operation at end of period:
Company-owned	716	765	902	1,122	1,031
Franchised stores/agents	619	485	378	330	175

Total	1,335	1,250	1,280	1,452	1,206

	2005(1)	2006(2)	2007(3)	2008(4)	2009(5)

Consolidated Balance Sheet Data (at end of period):
Cash	$92,504	$118,653	$290,945	$209,714	$209,602
Total assets	$387,856	$551,825	$833,619	$942,923	$922,640
Total debt	$271,764	$311,037	$576,910	$583,204	$574,990
Shareholders’ equity	$59,636	$161,953	$145,983	$193,325	$171,252

(1)	On January 4, 2005 we acquired substantially all of the outstanding shares of International Paper Converters Limited, d/b/a Cheque Changer Limited. The aggregate purchase price for this acquisition was $2.7 million and was funded through excess internal cash. On January 31, 2005, we acquired substantially all of the assets of Alexandria Financial Service, LLC and certain of its affiliates. The aggregate purchase price for this acquisition was $11.9 million cash, which included a revenue earn-out of $2.0 million which was paid during the fourth quarter of fiscal 2006. Our revolving credit facility was used to fund the purchase. On March 7, 2005, we entered into an agreement to acquire substantially all of the assets of We The People Forms and Service Centers USA, Inc. (“Former WTP”) relating to the Former WTP’s retail-based legal document processing services business. The aggregate purchase price for this acquisition was $14.0 million, consisting of $10.5 million cash paid at closing, $2.0 million in unregistered shares of our common stock and $1.5 million paid at closing to an escrow account to secure certain indemnification liabilities of the Former WTP; the $1.5 million in escrow was later returned to the Company. Our revolving credit facility and unregistered shares of our common stock were used to fund the purchase. On May 16, 2005, we acquired substantially all of the assets of Tenant Financial Enterprises, Inc., consisting of five financial services stores in Arizona. The aggregate purchase price for this acquisition was $1.7 million cash. During fiscal 2005, we completed various other acquisitions resulting in an aggregate increase in goodwill of $2.1 million.

(2)	In July 2005, we purchased 26 We The People franchisee-owned stores, converting them to company-owned and -operated stores, and related franchise territory for future development. The aggregate purchase price for these acquisitions was $5.0 million and was funded through excess internal cash. In October 2005, we purchased three We The People franchisee-owned stores, converting them to company-owned and -operated stores and related franchise territories for future development. In addition, we acquired three undeveloped territories from franchisees for future development. The aggregate purchase price for these acquisitions was $1.6 million, consisting of $0.8 million cash paid at closing and a $0.7 million note payable. On March 9, 2006, we entered into an agreement to purchase substantially all of the assets of eleven franchised stores in western Canada in a series of transactions. The total aggregate purchase price for the eleven stores was approximately $14.7 million cash. Our revolving credit facility was used to fund the purchase.

(3)	On July 26, 2006, we used the $80.8 million net proceeds from the June 2006 follow-on offering of our common stock to redeem $70.0 million principal amount of OPCO’s 9.75% senior notes due 2011, which we refer to as the Notes, pay $6.8 million in redemption premium, pay $1.3 million in accrued interest and used the remaining $2.6 million for working capital and general corporate purposes. On October 30, 2006, we announced the completion of the refinancing of OPCO’s existing credit facilities. We entered into a new $475 million credit facility, which we refer to as the New Credit Agreement, and completed our cash tender offer and consent solicitation by OPCO for OPCO’s Notes. We incurred a loss on the extinguishment of debt of $31.8 million for fiscal 2007. In October 2006, we redeemed $198.0 million principal of the Notes and wrote off $7.2 million of unamortized deferred issuance costs related to this redemption.

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

On June 27, 2007, we issued $200.0 million aggregate principal amount of 2.875% of senior convertible notes due 2027 (“Convertible Notes”).

(4)	On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash, including $2.0 million in cash that is held in escrow for 24 months to secure certain indemnification claims. The Company expects the full return of the $2.0 million escrow balance. In addition, the agreement included a maximum revenue-based earn-out of up to $3.0 million which would have been payable in February 2009, however the provisions of the earn-out were not met. Between August 2007 and March 2008, we consummated a series of acquisitions of the 45 stores, which are located in Kansas, Missouri, Hawaii, Oklahoma, Arizona, Iowa, South Carolina and Nebraska.

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

On February 26, 2008, we entered into a purchase agreement to acquire substantially all of the assets of 10 financial stores in Ontario, Canada operating under the name Unicash. The aggregate purchase price for the acquisition was $1.4 million cash.

During fiscal 2008, we completed various smaller acquisitions in Canada and the United Kingdom with an aggregate purchase price of approximately $8.5 million.

(5)	On October 17, 2008, we entered in a series of purchase agreements in the U.K. to acquire substantially all of the assets of six franchised stores from a franchisee. The aggregate purchase price for the acquisitions was approximately $3.3 million in cash.

On April 21, 2009, we entered into a purchase agreement of acquire all of the shares of Express Finance Limited, a U.K. internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $6.8 million in cash.

On June 29, 2009, we entered into a purchase agreement to acquire substantially all of the assets of 2 pawn shops located n Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash.

On June 30, 2009, we entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.6 million in cash and the assumption of approximately $6.3 million of debt.

During fiscal 2009, we completed various smaller acquisitions in the United States and the United Kingdom with an aggregate purchase price of approximately $2.1 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are the parent company of Dollar Financial Group, Inc., which, together with its wholly owned subsidiaries, is collectively referred to as OPCO. Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards, pawn lending, gold buying and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive interest and fees on the loans.

Most of our retail financial service locations issue single-payment consumer loans on the company-funded consumer loan model. In August 2007, we launched an internet single-payment loan site for residents of California and, in February 2008, for Arizona residents; and we plan to expand to other locations over time. During fiscal 2009, we acquired an established profitable U.K. Internet-based consumer lending business which was immediately accretive to earnings. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the Internet lending arena. We believe we can export and leverage this expertise to other European countries as well as our Canadian business operations.

On August 30, 2007, we entered into a purchase agreement to acquire substantially all of the assets of 45 retail financial services stores (the APL Acquisition) for $29.3 million in cash, which included $2.0 million in cash to be held in escrow for 24 months to secure certain indemnification claims. The Company expects the full return of the $2.0 million escrow balance. The purchase of the stores was consummated from late August 2007 through the middle of October 2007. The total aggregate purchase price for the 45 stores that were acquired during fiscal 2008 was $29.3 million in cash.

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

On June 30, 2008, as part of a process to rationalize our United States markets, we made a determination to close 24 of our unprofitable stores in various United States markets. In August 2008, we identified another 30 stores in the United States and 17 stores in Canada that were under-performing and which were closed or merged into a geographically proximate store. The primary cease-use date for these stores was in September 2008. Customers from these stores were transitioned to our other stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. Subsequent to the initial expense amounts recorded, we have recorded an additional $0.9 million of additional lease obligation expense for these locations. During the fourth quarter of fiscal 2009 we announced the closing of an additional 60 under-performing U.S. store locations. We recorded costs for severance and other retention benefits of approximately $0.4 million and store closure related costs of approximately $3.2 million consisting primarily of lease obligations and leasehold improvement write-offs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.

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

On April 21, 2009 we completed the acquisition of an established profitable U.K. internet-based consumer lending business which is immediately accretive. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the internet lending arena. Moreover, we believe we can export and leverage this expertise to other European countries as well as our Canadian business unit.

On June 30, 2009, we completed the acquisition of four stores in Northern Ireland. Three of the stores reside in central Belfast with the fourth store situated in the town of Lisburn, the third largest city in Northern Ireland. The acquired stores are multi-product locations offering check cashing, payday lending, and pawn broking services.

On June 30, 2009, we completed the acquisition of two market leading traditional pawn shops located in Edinburgh and Glasgow, Scotland. The two stores were established in the year 1830 and primarily deal in loans securitized by gold jewelry and fine watches, while offering traditional secured pawn lending for an array of other items. Both stores are located in prominent locations on major thoroughfares and high pedestrian traffic zones.

On June 30, 2009, we completed the acquisition of an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the U.K. nearly 100 years ago. Customer sales and service activities are managed through an extensive network of local commission based representatives across 5 provinces in northwestern Poland.

During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, Money Mart, recorded a charge of US$57.4 million in relation to the pending settlement of a class action proceeding in the province of Ontario, Canada and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces. There is no assurance that the Ontario settlement will receive final Court approval or that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at June 30, 2009, and additional accruals may be required in the future.

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

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loan loss reserves and goodwill and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

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

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenues were $7.0 million, $5.0 million and $4.2 million for the years ended June 30, 2007, 2008, and 2009, respectively.

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

Company-Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for probable losses inherent in the outstanding loan portfolio for single-payment and other consumer loans we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the economic downturn in the U.S. and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans, however we have tightened lending criteria. Accordingly, we have not modified our approach to determining our loan loss reserves.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance of $17.0 million at June 30, 2009 and $22.6 million at June 30, 2008, is reported on our balance sheet in loans in default, net and was $6.4 million at June 30, 2009 and $11.3 million at June 30, 2008.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States, Canada and the United Kingdom. The Company also has a corporate reporting unit which consists of costs related to corporate infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assisgned. Goodwill is assigned to the reporting unit that benefit from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform a second step to the impairment test, as this is an indication that the reporting unit goodwill may be impaired. If the amount of implied goodwill (which is the excess of the fair value of the reporting unit determined in the first step over the fair value of the tangible and identifiable intangible assets of the reporting unit), is less than the recorded amount of goodwill, a goodwill impairment charge is recorded for the difference.

For the U.S. reporting unit, the amount of goodwill has increased significantly since June 30, 2007 primarily due to the acquisitions of APL and CCS during fiscal 2008. During 2009, the overall fair value of the U.S. reporting unit has declined based on the Company’s internal models; however, the performance of the two aforementioned acquisitions has continued to perform above initial expectations and the recent closure of unprofitable U.S. stores has improved store margins. Therefore, the fair value of the U.S. reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the continued economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending product could reduce the fair value of the U.S. goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

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

As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance.

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

Results of Operations

The percentages presented in the following table are based on each respective year’s total consolidated revenues:

	2007		2008		2009
	(Dollars in thousands)

Total revenues:
Check cashing	$166,754	36.6%	$196,580	34.4%	$164,598	31.2%
Fees from consumer lending	227,445	49.9%	292,517	51.1%	275,272	52.1%
Money transfer fees	20,879	4.6%	27,512	4.8%	26,823	5.1%
Other	40,654	8.9%	55,575	9.7%	61,160	11.6%

Total consolidated revenues	455,732	100.0%	572,184	100.0%	527,853	100.0%

U.S. revenues:
Check cashing	48,435	10.7%	57,438	10.0%	56,378	10.7%
Fees from consumer lending	73,611	16.2%	79,838	14.0%	79,612	15.1%
Money transfer fees	4,325	0.9%	5,744	1.0%	5,926	1.1%
Other	9,634	2.1%	10,711	1.9%	12,942	2.5%

Total U.S. revenues	136,005	29.9%	153,731	26.9%	154,858	29.4%

Canadian revenues:
Check cashing	66,646	14.6%	81,806	14.4%	67,830	12.8%
Fees from consumer lending	110,010	24.1%	147,313	25.7%	121,518	23.0%
Money transfer fees	11,678	2.6%	16,124	2.8%	15,092	2.9%
Other	24,202	5.3%	34,248	5.9%	31,827	6.0%

Total Canadian revenues	212,536	46.6%	279,491	48.8%	236,267	44.7%

United Kingdom revenues:
Check cashing	51,673	11.3%	57,336	10.0%	40,390	7.7%
Fees from consumer lending	43,824	9.6%	65,366	11.4%	74,142	14.0%
Money transfer fees	4,876	1.1%	5,644	1.0%	5,805	1.1%
Other	6,818	1.5%	10,616	1.9%	16,391	3.1%

Total United Kingdom revenues	107,191	23.5%	138,962	24.3%	136,728	25.9%

Store and regional expenses:
Salaries and benefits	129,522	28.4%	159,363	27.9%	145,716	27.6%
Provision for loan losses	45,799	10.0%	58,458	10.2%	52,136	9.9%
Occupancy	32,270	7.1%	43,018	7.5%	41,812	7.9%
Depreciation	9,455	2.1%	13,663	2.4%	13,075	2.5%
Other	83,195	18.3%	98,452	17.2%	93,310	17.7%

Total store and regional expenses	300,241	65.9%	372,954	65.2%	346,049	65.6%

Store and regional margin	155,491	34.1%	199,230	34.8%	181,804	34.4%

Corporate expenses	53,327	11.7%	70,859	12.4%	68,217	12.9%
Other depreciation and amortization	3,390	0.7%	3,902	0.7%	3,827	0.7%
Interest expense, net	31,462	6.9%	36,569	6.4%	35,099	6.6%
Loss on extinguishment of debt	31,784	7.0%	—	—%	—	—%
Goodwill impairment and other charges	24,301	5.3%	—	—%	—	—%
Unrealized foreign exchange loss (gain)	7,551	1.7%	—	—%	(5,499)	(1.0)%
(Proceeds from) provision
for litigation settlements	(3,256)	(0.7)%	345	0.1%	57,920	11.0%
Loss on store closings	964	0.2%	993	0.2%	10,340	2.0%
Other expense (income), net	436	0.1%	(626)	(0.2)%	(4,898)	(0.9)%

Income before income taxes	5,532	1.2%	87,188	15.2%	16,798	3.1%
Income tax provision	37,735	8.3%	36,015	6.3%	15,023	2.8%

Net (loss) income	$(32,203)	(7.1)%	$51,173	8.9%	$1,775	0.3%

Constant Currency Analysis

We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the year ended June 30, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8621 and 1.6109, respectively. For our constant currency reporting for comparing fiscal 2009 and fiscal 2008, the average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9908 and 2.0038, respectively. For the year ended June 30, 2008, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9908 and 2.0038, respectively. For our constant currency reporting for comparing fiscal 2008 and fiscal 2007, the average exchange rates used to translate the Canadian and United Kingdom’s results were 0.8837 and 1.9332, respectively. All conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one Great British Pound.

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

Fiscal 2009 Compared to Fiscal 2008

Revenues  Total revenues for the year ended June 30, 2009 decreased $44.3 million, or 7.7% as compared to the year ended June 30, 2008. The impact of foreign currency accounted for a decrease of approximately $67.2 million which was offset by new store openings and acquisitions of approximately $36.3 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues decreased by $13.4 million or 2.3%.

Relative to our products, consolidated check cashing revenue decreased $32.0 million or 16.3% for the year ended June 30, 2009 compared to the same period in the prior year. There was a decrease of $19.0 million related to foreign exchange rates and increases from new stores and acquisitions of $10.5 million. The remaining check cashing revenues were down $23.5 million or 11.9% for the current year. Eliminating the impacts of foreign exchange rates and new stores and acquisitions, check cashing revenues from our U.S. business segment decreased 14.1%, while the Canadian business declined 6.9% over the previous year’s period. Similarly, check cashing fees in the United Kingdom decreased 17.0% over the prior year’s period. On a consolidated constant currency basis, the face amount of the average check cashed increased 0.5% to $534 for the year ended June 30, 2009 compared to $531 for the prior year period while the average fee per check cashed remained consistent at approximately $19.85. During fiscal 2009, global check counts declined by approximately 6.6%.

Consolidated fees from consumer lending were $275.3 million for the year ended June 30, 2009 compared to $292.5 million for the year earlier period which is a decrease of $17.2 million or 5.9%. The impact of foreign currency fluctuations accounted for a decrease of approximately $35.3 million that was partially offset by new stores and acquisitions of $17.4 million. The remaining increase of $0.7 million was primarily provided by our operations in the United Kingdom which increased by 33.3% offset in part by both the U.S. and Canadian consumer lending businesses, which decreased by 12.4% and 7.6%, respectively. The increase in the United Kingdom is in part related to the strong growth in that country’s pawn lending business.

For the year ended June 30, 2009, money transfer fees decreased in reported amounts by $0.7 million, when adjusted for currency and excluding the impact from new stores and acquisitions, increased by $1.1 million or 4.1% for the year ended June 30, 2009 as compared to the year earlier period. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue, increased by $8.3 million, or 15.0% in the current fiscal year, principally due to the success of the foreign exchange product, the debit card business, gold sales and other ancillary products.

Store and Regional Expenses  Store and regional expenses were $346.0 million for the year ended June 30, 2009 compared to $373.0 million for the year ended June 30, 2008, a decrease of $26.9 million or 7.2%. The impact of foreign currency accounted for a decrease of approximately $38.7 million which was partially offset by the impact associated with the two acquisitions during the first half of fiscal 2008 of approximately $16.1 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, store and regional expenses decreased by $4.3 million. For the current year cumulative period, total store and regional expenses increased to 65.6% of total revenue compared to 65.2% of total revenue for the year earlier period. After adjusting for constant currency reporting and eliminating the impact of new stores and acquisitions, the percentage of total store and regional expenses as compared to total revenue increased from the reported amount of 65.6% to 66.0% for fiscal 2009.

Relative to our business units, after excluding the impacts of foreign currency and acquisitions, U.S. store and regional expenses decreased by $20.5 million and Canada’s expenses remained relatively flat. The results in the United States and Canada are consistent with the closure of approximately 70 U.S. and Canadian stores that was announced earlier in the current fiscal year. In addition, there were an additional 60 U.S. stores that were closed during June 2009. The adjusted store and regional expenses in the United Kingdom were up approximately $16.0 million for the year ended June 30, 2009 as compared to the prior year. The U.K. increase was primarily attributable to the categories of salary and benefits, occupancy, loan loss provision, depreciation and advertising which are all commensurate with growth in that country.

Corporate Expenses  Corporate expenses were $68.2 million for fiscal 2009 compared to $70.9 million for fiscal 2008, a decrease of $2.7 million or 3.8%. On a constant currency basis, corporate expenses increased by approximately $2.7 million. The increase is primarily due to increased regulatory and lobbying costs, increased investment in global management capabilities, additional investment in infrastructure to support our global de novo store growth, acquisitions strategy and management and integration of recent acquisitions.

Other Depreciation and Amortization  Other depreciation and amortization expenses remained relatively unchanged and were $3.8 million for fiscal 2009 and $3.9 million for fiscal 2008.

Provision for (Proceeds from) Legal Settlements  Provisions for legal settlement were $57.9 million for the current fiscal year compared to $0.3 million in the year earlier period. The increase was almost solely driven as a result of a fourth quarter charge of $57.4 million by our Canadian subsidiary, Money Mart, on account of the pending class action settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces.

Loss on Store Closings  The Company recognized loss on store closing expense of $10.3 million for the year ended June 30, 2009 as compared to the year earlier period amount of $1.0 million. Of the current year amount, $7.2 million was recognized in the United States, $3.0 million in Canada and $0.2 million in the United Kingdom. These expenses were related to the Company’s efforts to eliminate under-performing locations as well as eliminating locations in states with uncertain or less favorable regulation or are located in areas/states where the Company has only a few locations resulting in an inefficient and more costly infrastructure.

Unrealized Foreign Exchange Gain  In May 2009, we executed an early settlement of its U.K. cross currency interest rate swaps that had been in place since December, 2006. These cross currency interest rate swaps had the impact of synthetically converting the foreign denominated debt into the local currency of the United Kingdom at a fixed rate of interest. As a result of that early settlement, the foreign currency impacts associated with the bank debt outstanding in both U.S. Dollars and Euros on the U.K.’s balance sheet is now recorded through our income statement — resulting in gain of $5.5 million for the year ended June 30, 2009.

Interest Expense  Interest expense was $35.1 million for the year ended June 30, 2009 compared to $36.6 million for the preceding year. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the Convertible Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. For the year ended June 30, 2009, there was an increase in net interest expense of approximately $3.0 million resulting from a decrease of interest income related to the lower amount of short-term invested cash due to the aforementioned fiscal 2008 acquisitions, as compared to the prior year. This was offset by a decrease of approximately $4.5 million in interest expense resulting primarily from the impact of foreign currency translation of interest expense in our Canadian and U.K. operations. With the early settlement of the U.K.’s cross-currency interest rate swaps that were executed during the fourth quarter of this fiscal year, the interest rate for our U.K. debt will now be recorded at the variable interest rates provided for in the credit agreement.

Income Tax Provision  The provision for income taxes was $15.0 million for fiscal 2009 compared to a provision of $36.0 million for fiscal 2008. Our effective tax rate for fiscal 2009 is 89.4% which is a combination of an effective rate of 106.4% on continuing operations and other one-time charges reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfers pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our fiscal 2009 provision for income taxes related to these two items was $2.9 million. Our effective tax rate differs from the statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. The principal reason for the significant difference in the effective tax rate between periods was the $57.4 million charge to earnings in connection with the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces. This charge caused a significant reduction in pre-tax income resulting in a material difference in the effective tax rate on continuing operations for fiscal 2009. Without the provision for legal settlements and Competent Authority settlement the effective tax rate for fiscal 2009 would have been 48.6%

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $28.4 million. Of this amount $1.3 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.3 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.

We adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2009 we had $7.8 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect our effective tax rate. The reduction from the June 30, 2008 balance of $9.9 million was principally caused by the impact of the favorable competent authority ruling received from the Canadian taxing authorities during the current fiscal year.

The tax years ending June 30, 2005 through 2008 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had approximately $0.5 million of accrued interest related to uncertain tax positions which remained materially unchanged from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

Fiscal 2008 Compared to Fiscal 2007

Revenues  Total revenues were $572.2 million for fiscal 2008 compared to $455.7 million for fiscal 2007, an increase of $116.5 million or 25.6%.

Consolidated check cashing revenue increased by 17.9%, or $29.8 million, from fiscal 2007 to fiscal 2008. Our Canadian business segment grew by 22.7%, while our U.K. business experienced growth of 11.0%. On a consolidated basis, the face amount of the average check cashed increased 10.1% to $531 for fiscal June 30, 2008 compared to $482 for the prior year period, resulting in the average fee per check cashed increasing by 7.2% to $19.85. Consolidated consumer lending revenue was $292.5 million for fiscal June 30, 2008, representing an increase of 28.6% or $65.1 million compared to the prior year period. The increase was primarily driven by strong performance in the international businesses as the Canadian market grew 33.9%, while the U.K. business realized growth of 49.2% over the prior year’s period. Money transfer fees for the year increased 31.8% year-over-year, driven by continued strong growth in our international markets. Other revenue increased by 50.1% for the year, principally due to the success of our MasterCard® and Visa® branded debit-card sales across our three key markets, as well as growth in the foreign currency product in Canada and the United Kingdom.

Currency rates in the United Kingdom and Canada accounted for $3.9 million and $25.7 million, respectively, of the increase in fiscal year 2008 as compared to fiscal 2007. On a constant currency basis, revenues in the United Kingdom and Canada for the entire period increased by $27.9 million and $41.4 million, respectively, primarily due to revenues from our consumer loan products and check cashing. Revenues from franchise fees and royalties decreased by $2.0 million primarily due to the acquisitions of franchise stores.

Store and Regional Expenses  Store and regional expenses were $373.0 million for fiscal 2008 compared to $300.2 million for fiscal 2007, an increase of $72.8 million or 24.2%. Currency rates in the United Kingdom and Canada attributed to $2.6 million and $13.4 million, respectively, of the increase in fiscal 2008 as compared to fiscal 2007. For fiscal 2008, total store and regional expenses decreased to 65.2% of total revenues compared to 65.9% of total revenues for fiscal year 2007. On a constant currency basis, store and regional expenses increased $27.2 million in Canada, $10.3 million in the United Kingdom and $19.2 million in the United States. The increase in Canada was primarily due to increases in salaries, occupancy expenses, returned checks and cash shortages, the provision for loan losses and store maintenance expenses all of which are commensurate with the overall growth in Canadian revenues. These costs were offset by decreases in professional fees and advertising expenses. Similarly, in the United Kingdom, the increase is primarily related to increases in salaries, occupancy, returned checks and cash shortages, advertising and other costs commensurate with the growth in that country. These costs were offset by a decrease in the provision for loan losses due to improved collections. In the United States, the increase is due to salaries, occupancy, depreciation, returned checks and cash shortages and other incremental costs associated with the acquisitions in Southeast Florida and the Midwestern states.

Corporate Expenses  Corporate expenses were $70.9 million for fiscal 2008 compared to $53.3 million for fiscal 2007, an increase of $17.6 million or 33.0%. The increase is primarily due to increased regulatory and lobbying costs, additional investment in infrastructure to support our global de novo store growth, acquisitions strategy and management and integration of recent acquisitions.

Other Depreciation and Amortization  Other depreciation and amortization expenses remained relatively unchanged and were $3.9 million for fiscal 2008 and $3.4 million for fiscal 2007.

Loss on Extinguishment of Debt  Loss on extinguishment of debt was $0.1 million for fiscal 2008 as compared to $31.8 million for fiscal 2007.

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

In connection with the redemptions of the aforementioned outstanding principal amounts of our Notes, we incurred related losses on the extinguishment of debt. For fiscal 2007 and 2008, the loss incurred on the extinguishment of debt is as follows (in millions):

	Year Ended June 30,
	2007	2008

Call premium	$6.8	$0.1
Tender premium	17.6
Write-off of previously capitalized deferred issuance costs, net	8.8
Write-off of original issue premium	(1.4)

Total	$31.8	$0.1

Provision for (Proceeds from) Legal Settlement  The expense associated with legal settlements for fiscal 2008 amounted to $0.3 million related to our WTP business. Proceeds from legal settlements for the year ended June 30, 2007 was $3.3 million.

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

Goodwill Impairment and Other Charges  There were no charges for goodwill impairment during fiscal 2008. We incurred $24.3 million in goodwill impairment and other charges during fiscal 2007.

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

Unrealized Foreign Exchange Loss  We incurred no charges for the mark to market of term loans in fiscal 2008. We incurred $7.6 million of charges in fiscal 2007 due to foreign currency translation adjustments related to our subsidiaries foreign debt, which is denominated in currencies other than their local currency, during the transition period until we completed cross currency interest rate swaps which synthetically converted the foreign debt into the local currency of each country.

Interest Expense  Interest expense was $36.6 million for the twelve months ended June 30, 2008 compared to $31.5 million for the twelve months ended June 30, 2007. In July 2006, we used the proceeds from the June 2006 common stock offering to retire $70.0 million of outstanding principal of Notes. Furthermore, in September 2006 we commenced a cash tender offer for any and all of the remaining $200.0 million aggregate principal amount of our Notes. The total principal amount of the Notes tendered was $198.0 million. On October 30, 2006, we completed the refinancing of our existing credit facilities and entered into the New Credit Agreement which consisted of $375.0 million six year term loans held by our foreign subsidiaries, a $75.0 million revolving credit facility in the U.S. and a $25.0 million revolving credit facility in Canada. On June 27, 2007, we issued $200.0 million aggregate principal amount of the Convertible Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. As a result of the higher outstanding long term debt during fiscal 2008, interest expense increased $16.1 million compared to fiscal 2007. Furthermore, the amortization of deferred issuance costs related to the New Credit Agreement accounted for a $1.6 million increase in interest expense. Offsetting these increases was $4.4 million in interest income from the short-term investment of the proceeds from the sale of Convertible Notes and $5.9 million from the reduction in the overall lower blended interest rate in the new facility and convertible debt compared to the blended rate of the long-term debt for the same period in the prior year. In addition, due to the proceeds from the sale of Convertible Notes, we did not draw down on our

U.S. or Canadian revolving credit facility and only minimally on our U.K facility in fiscal 2008 which accounted for a $2.8 million reduction for the twelve months ended June 30, 2008 compared to the same period in the prior year.

Income Tax Provision  The provision for income taxes was $36.0 million for fiscal 2008 compared to a provision of $37.7 million for fiscal 2007. Our effective tax rate differs from the federal statutory rate of 35.0% due to foreign taxes, permanent differences and a valuation allowance against U.S. and foreign deferred tax assets. Our effective income tax rate was 41.3% for fiscal 2008 and 682.1% for fiscal 2007. The principal reason for the significant difference in the effective tax rate between periods was the reduction in U.S. interest expense during fiscal 2007 due to the retirement of public debt and the issuance of convertible debt fiscal 2007, the tax effects of the WTP restructuring completed in December 2006, and the $5.9 million withholding tax recorded in connection with dividends received from Canada, each recorded in fiscal 2007. Furthermore, in addition to the current fiscal year’s taxable U.S. loss, $9.0 million of prior year’s net operating losses (NOL’s) and foreign tax credits were utilized to eliminate U.S. tax on the deemed dividend from Canada. The use of the NOL’s resulted in a $3.1 million corresponding reduction in the U.S. valuation allowance. These differences necessitated an increase in the valuation allowance resulting in an increase in the effective tax rate for the twelve month period ending June 30, 2007.

Prior to the global debt restructuring completed in fiscal 2007, interest expense in the United States resulted in U.S. tax losses, thus generating deferred tax assets. At June 30, 2008 we maintained deferred tax assets of $109.9 million which is offset by a valuation allowance of $97.7 million of which $3.7 million was provided for during fiscal 2008. The $109.9 million in deferred tax assets consists of $50.5 million related to net operating losses and the reversal of temporary differences, $45.7 million related to foreign tax credits and $13.7 million in foreign deferred tax assets. At June 30, 2008, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $50.5 million, which reflects a decrease of $3.5 million during the year. The aggregate increase in U.S. deferred tax assets during the year was principally caused by the excess of foreign tax credit carry forwards expected to be generated from a taxable deemed dividend to be recorded during the current year offset in part by a reduction in deferred tax assets resulting from additional net operating loss utilization during the taxable years ended June 30, 2007 and June 30, 2008. The net operating loss carry forward at June 30, 2008 was $86.3 million. The reduction in net operating loss carry forwards between fiscal 2007 and fiscal 2008 from $99.0 million to $86.3 million is a combination of a reduction of $3.7 million in the company’s 2006 net operating loss carry forward and the anticipated utilization of $9.0 million of loss carry forwards to offset U.S. tax on a taxable deemed dividend to be recorded during fiscal 2008.

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

Fiscal 2009 compared to Fiscal 2008

			% Inc/Dec -
	Year Ended June 30		Margin
	2009	2008	Change
	Thousands of US$

Revenue:
United States	$154,858	$153,731	0.7%
Store and regional margin	13.7%	10.1%	3.6 pts.
Canada	236,267	279,491	−15.5%
Store and regional margin	44.1%	45.9%	(1.8	) pts.
United Kingdom	136,728	138,962	−1.6%
Store and regional margin	41.2%	39.9%	1.3 pts.

Total Revenue	$527,853	$572,184	−7.7%

Store and regional margin	$181,804	$199,230	−8.7%

Store and regional margin %	34.4%	34.8%	(0.4	) pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Revenue		Pre-Tax Income
	Year Ended June 30		Year Ended June 30
	2009	2008	2009	2008

United States	29.3%	26.9%	(36.0)%	(4.8	)%(1)
Canada	44.8%	48.8%	91.3%	78.8	%(2)
United Kingdom	25.9%	24.3%	44.7%	26.0	%(3)

(1)	Excludes $0.4 million related to litigation settlements.

(2)	Excludes $57.4 million related to litigation settlements.

(3)	Excludes $5.5 million unrealized foreign exchange gain on term loan.

United States

Total U.S. revenues were $154.9 million for the year ended June 30, 2009 compared to $153.7 million for the year ended June 30, 2008, an increase of 0.7%. Excluding the impacts of acquisitions and new store activity, U.S. revenues decreased by $20.0 million. This decline is primarily related to decreases of $8.1 million and $9.9 million in check cashing and consumer lending revenue, respectively. Excluding acquisition-related impacts, the face value of checks cashed and the number of checks cashed is down 17.3% and 21.9%, respectively. In addition to a general decrease in our U.S. check cashing business, the closure of 54 stores in the first quarter of the current fiscal year also negatively impacted U.S. check cashing revenues on a year over year basis. However, as a result of the closure of these unprofitable stores, we increased our overall U.S. margins. Check cashing revenues as reported are also lower as a result of lower average fees per check associated with the CCS operations acquired during December of 2007.

Increasing unemployment through all sectors of the U.S. economy in the current period negatively impacted consumer lending volumes. As a result of current economic conditions, we are taking a more cautious approach to lending in all of our segments, including the United States. Lastly, the closure of underperforming stores during the first quarter of the current fiscal year has also contributed to lower year-over-year lending volumes. Excluding the impacts of acquisitions, U.S. funded loan originations decreased 14.8% or $51.5 million in the current year’s period as compared to the year earlier period.

Store and regional expenses in the United States decreased by $4.5 million, or 3.2%, from fiscal year 2008 as compared to the cumulative current period. Excluding the impacts of acquisitions, U.S. store and regional expenses decreased by approximately $20.6 million. The decrease is due primarily to the closure of 54 underperforming stores and the Company’s efforts in the area of expense control. We continue to closely monitor and control expenses. Further, the U.S. provision for loan losses as a percentage of loan revenues decreased by 5.0 pts from 31.2% for the year ended June 30, 2008 as compared to 26.2% for the current fiscal year due to improved collections and a tightening of our lending criteria.

Store and regional margins in the United States increased to 13.7% for the year ended June 30, 2009 compared to 10.1% for the prior fiscal year. The U.S. store and regional margins are significantly lower than the other segments. The primary drivers for this disparity are higher U.S. salary costs, somewhat higher occupancy costs and higher loan loss provisions. Management is addressing the lower U.S. margins, which is evident with the closure of 54 underperforming stores earlier in the fiscal year as well as the closure of approximately 60 U.S. stores in the fourth quarter of the current fiscal year. It is anticipated that the closure of these mostly underperforming stores will be accretive to earnings.

The U.S. pre-tax loss was $25.4 million for the year ended June 30, 2009 compared to a pre-tax loss of $4.2 million for the same period in the prior year. The $21.2 million decline for the current year period can be attributed to $6.3 million in additional costs related to the closure of approximately 114 underperforming stores during the current fiscal year. In addition, U.S. net interest expense increased by $4.6 million for the year ended June 30, 2009 compared to the same period in the prior year. This increase is attributable to lower interest income of $2.1 million as a result of cash used for the fiscal 2008 acquisitions, $1.7 million related to intercompany debt interest and $0.9 million in increased interest related to the revolving credit facility. The balance of the decline can be attributed to a prior year transfer pricing adjustment, offset in part by higher store and regional margins in fiscal 2009 as a result of the fiscal 2008 acquisitions.

Canada

Total Canadian revenues were $236.3 million for the year ended June 30, 2009, a decrease of 15.5% or $43.2 million as compared to the year earlier period. The impact of foreign currency rates accounted for $34.4 million of this decrease offset by $5.5 million of acquisitions and new stores. In constant dollars and excluding the impacts of acquisitions and new stores, the net decrease of Canadian revenues from fiscal year 2008 compared to the current fiscal year is $14.3 million. Constant dollar decreases of $5.6 million in check cashing revenues and $11.3 million in consumer lending revenues were offset by increases of $0.8 million in money transfer fees and $1.8 million in other revenues. On a constant dollar basis, check cashing revenues in Canada were impacted by decreases in the number of checks and the face value of checks - down by 11.6% and 8.1%, respectively. The average face amount per check increased by 3.9%, while the average fee per check increased by 7.2% for the year ended June 30, 2009 as compared to the year ended June 30, 2008.

The decrease in Canadian consumer lending revenue is consistent with some of the same factors that were mentioned in relation to the U.S. business, regarding the effects of the global recession on the Canadian economy and employment. In addition, our Canadian subsidiary has diminished the scale and tone of its Canadian marketing and advertising campaigns, as many of the Canadian provinces are actively engaged in formulating and/or instituting their respective consumer lending regulations and rate structures. Accordingly, as expected, new customer growth in Canada has softened. On a constant currency basis, company funded loan originations in Canada decreased $64.5 million or 6.8% in the current fiscal year as compared to the fiscal year 2008.

Store and regional expenses in Canada decreased $19.3 million or 12.8% from $151.3 million for the year ended June 30, 2008 to $132.0 million in the current fiscal year. The entire decrease is related to the impacts of changes in foreign currency rates. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has increased by 0.8 pts from 18.4% to 19.2%. Overall Canada’s store and regional margin percentage has decreased from 45.9% to 44.0%. The decrease in store margin percentage is primarily due to lower revenues offset in part by lower expenses through continued focus on our cost controls.

The Canadian pre-tax income was $0.8 million for the year ended June 30, 2009 compared to pre-tax income of $68.7 million for the same period in the prior year or a $67.9 million decline year-over-year. On a constant currency basis, pre-tax income decreased $66.3 million. The primary reason for the large decrease in pre-tax income was the $57.4 million of expense related to the pending class action settlement and for the potential settlement of certain of the similar class action proceedings pending in the other Canadian provinces. Other factors impacting the Canadian pre-tax income were lower store and regional operating margins and expenses related to the closure of approximately 20 under-performing locations. These additional expenses were offset by lower corporate-related expenses, lower net interest expense and the benefit from an exercise of its in-the-money puts which are designated as cash flow hedges as well as gains from the revaluation of foreign currencies related to its foreign exchange product. The balance of the increase relates to a transfer pricing adjustment in the prior year.

United Kingdom

Total U.K. revenues were $136.7 million for the year ended June 30, 2009 compared to $139.0 million for the year earlier period, a decrease of $2.2 million. The current year results were impacted by foreign currency decreases of $32.8 million offset by acquisitions and new stores of $9.7 million. In constant dollars and excluding the impact of acquisitions and new stores, U.K.’s revenues increased by $20.9 million or 15.0%. U.K.’s revenues exhibited growth in consumer lending and other revenues (pawn broking, gold scrap sales and foreign exchange products). As in the other two business sectors, U.K. check cashing revenues — on a constant currency basis and excluding acquisitions and new stores — decreased by approximately $9.8 million, or 17.0%. The U.K. recession and rising unemployment and the shrinking construction industry in the London area, principally due to the slowing housing market, were the primary drivers of the decreased check cashing fees in the United Kingdom.

The U.K. business showed strong growth in both consumer lending and other revenues. On a constant dollar basis and excluding the impacts of acquisitions and new stores, consumer lending revenues increased by $21.8 million or 33.3% and other revenues increased by $8.0 million or 74.9%. The increase in other revenues is principally due to the success of the foreign exchange product, the debit card business, gold sales and other ancillary products. On a constant currency basis, U.K. loan originations for the current quarter increased by $122.5 million or 33.9%. Consumer lending in the U.K. continues to benefit from a growing market of its loan products, in addition to strong growth in the pawn business, which primarily consists of loans on collateralized gold jewelry.

Store and regional expenses in the U.K. decreased by $3.1 million, or 3.7% from $83.5 million for the year ended June 30, 2008 as compared to $80.3 million for the current fiscal year. Excluding the impacts of changes in foreign currency rates, U.K. store and regional expenses increased by $16.0 million. The primary factors in the increased expenses were in the areas of salary/benefits, occupancy and depreciation — all areas that are consistent with an operation that is in a growth mode and has added approximately 25 new stores through either acquisition or de novo store builds. There was an increase of 1.0 pt relating to the provision for loan losses as a percentage of loan revenues. On a constant currency basis, the rate for the year ended June 30, 2008 was 9.9% while for the current fiscal year, the rate has increased to 10.9%. On a constant currency basis, U.K. store and regional margin percentage has improved from 39.9% for the year earlier period to 41.3% for the current year ended June 30, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.

The U.K. pre-tax income was $36.4 million for the year ended June 30, 2009 compared to $22.7 million for the same period in the prior year or an increase of $13.7 million. On a constant currency basis the increase year-over-year was $22.8 million. In addition to the aforementioned increase in store and regional margins, the U.K. benefited from the exercise of its in-the-money put options which are designated as cash flow hedges. Furthermore, the unrealized gain of its term loans which are not denominated in GBP and the revaluation of foreign currencies held in U.K. stores for its foreign currency exchange product contributed to the balance of the increase.

Fiscal 2008 compared to Fiscal 2007

			% Inc/Dec -
	Year Ended June 30		Margin
	2008	2007	Change
	Thousands of US$

Revenue:
United States	$153,731	$136,005	13.0%
Store and regional margin	10.1%	12.6%	2.5 pts.
Canada	279,491	212,536	31.5%
Store and regional margin	45.9%	47.9%	2.0 pts.
United Kingdom	138,962	107,191	29.6%
Store and regional margin	39.9%	34.1%	5.8 pts.

Total Revenue	$572,184	$455,732	25.6%

Store and regional margin	$199,230	$155,491	28.1%

Store and regional margin %	34.8%	34.1%	0.7 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Revenue		Pre-Tax Income
	Year Ended June 30		Year Ended June 30
	2008	2007	2008	2007

United States	26.9%	29.8%	(4.8)%	(26.1	)%(1)
Canada	48.8%	46.6%	78.8%	100.3	%(2)
United Kingdom	24.3%	23.5%	26.0%	25.8	%(3)

(1)	Excludes one time charges of $31.8 million loss on extinguishment of debt, $24.3 million goodwill impairment and other charges of $3.3 million proceeds from litigation settlement.

(2)	Excludes $8.4 million unrealized foreign exchange loss on term loan.

(3)	Excludes $0.8 million unrealized foreign exchange gain on term loan.

United States

Total U.S. revenues were $153.7 million for fiscal 2008 compared to $136.0 million for fiscal 2007, an increase of 13.0%. This increase is a result of the acquisitions in Southeast Florida and the Midwestern states. Excluding the acquisitions, U.S. revenue would have declined by 15.2%. This decline is primarily due to a decline in consumer lending revenue related to the discontinuance of our bank-funded CustomCash® domestic installment loan program. The bank lender, First Bank, advised us that effective April 2007, it would no longer distribute its longer-term installment loans through third-party retail locations and instead would distribute such loans only through its own branch offices and the Internet. Accordingly, we have successfully transitioned our CustomCash® installment loan product customers to our company-funded short-term single payment loan but in most cases at lower principal and fee amounts as mandated by the laws in the states in which we operate. Beginning July 2007, we began offering company-funded CustomCash® domestic installment loans in our New Mexico market and began offering this product in our Utah market in January 2008. In August 2007, we launched an internet single-payment term loan site for residents of California and, in February 2008, for Arizona residents.

U.S. check cashing revenues, excluding the acquisitions, declined 6.1% as a result of a 4.7% decline in check counts and a 1.5% decline in the average fee per check. Including the acquisitions, check cashing revenues increased 18.5% due to the increased volume while the average fee per checked decreased to $13.77 in fiscal 2008 from $14.51 in fiscal 2007. All other U.S. revenues were essentially flat in fiscal 2008 as compared with the prior year.

Store and regional expenses in the United States, excluding the acquisitions, declined by 7.1% in fiscal 2008 compared to the prior year offsetting a portion of the revenue declines. Including the acquisitions, store and regional expenses increased 16.2% which is commensurate with the revenue generated from the two acquisitions. The U.S. provision for loan losses as a percent of loan revenue increased 1.0 pt. from 30.3% in fiscal 2007 to 31.3% in fiscal 2008. Overall U.S. store and regional margins declined to 10.1% of revenue in fiscal 2008 compared to 12.6% in fiscal 2007.

The U.S. pre-tax loss was $4.2 million for fiscal 2008 compared to a pre-tax loss of $70.0 million for fiscal 2007. In fiscal 2007, the United States incurred a $31.8 million one-time charge for the extinguishment of debt related to the cash tender offer of our U.S. 9.75% senior notes due 2011. Also in fiscal 2007, due to the inability of the United States to integrate the We The People Business into its existing check cashing and payday lending store network along with the litigation surrounding the We The People business, we approved and implemented a restructuring plan for the We The People Business and incurred a goodwill impairment and other charges of $24.3 million. Finally, during fiscal 2007, we settled the action we filed against IDLD, Inc., Ira Distenfield and Linda Distenfield and as a result we received $3.3 million (see Provision for (Proceeds from) Legal Settlement earlier in the discussion and analysis). Excluding these one-time charges in fiscal 2007, we reduced our U.S. pre-tax loss by $13.0 million from $17.2 million in fiscal 2007 to $4.2 million in fiscal 2008.

On June 30, 2008, as part of a process to rationalize our U.S. markets, we made a determination to close 24 of our unprofitable stores in various U.S. markets. Subsequent to the 2008 fiscal year end, in August 2008, we identified another 29 stores in the United States that are underperforming and which will be closed or merged into a geographically proximate store.

Canada

Total Canadian revenues were $279.5 million for fiscal 2008 compared to $212.5 million for fiscal 2007, an increase of $67.0 million or 31.5%. The effect of the 82 store franchise acquisition in early fiscal 2007 accounted for $25.3 million of the increase and currency rates attributed to $25.7 million of the increase. Excluding the impact of the change in currency rates, year over year: check cashing revenue increased by $7.1 million or 9.5%; consumer lending revenue increased $24.0 million or 19.5%; money transfer fees increased $3.0 million or 23.2% and; other revenues, principally branded debit card sales and the foreign currency product, increased by $7.1 million or 26.2%. The impact of the 82 store franchise acquisition in early fiscal 2007 accounted for $6.2 million of the check cashing increase, $14.2 million of the consumer lending increase, $1.5 million of the money transfer fee increase and $3.3 million of the other revenue increase.

With regard to the increase in Canadian check cashing revenue, while the number of checks cashed remained relatively flat year over year, the average face amount per check increased from $448.96 in fiscal 2007 to $539.83 in fiscal 2008 or an increase of 20.2%. Excluding the impact of exchange rates, the increase was approximately 7.4%. Consequently, the overall average fee per check increased from $15.43 in fiscal 2007 to $18.66 in fiscal 2008 or an increase of 20.9%. Excluding the impact of exchange rates, the increase was approximately 7.9%. Excluding the change in currency rates, consumer loan originations increased by $85.3 million year over year accounting for the overall growth in consumer lending revenue.

Store and regional expenses in Canada increased $40.6 million or 36.7% from $110.7 million in fiscal 2007 to $151.3 million in fiscal 2008. Changes in the currency rate attributed to $13.4 million of this increase. The balance of the increase in store and regional expenses is commensurate with the revenue growth. The Canadian provision for loan losses as a percent of loan revenue increased 6.0 pts. from 12.4% in fiscal 2007 to 18.4% in fiscal 2008. Overall Canadian store and regional margins declined to 45.9% of revenue in fiscal 2008 from 47.9% in fiscal 2007.

The Canadian pre-tax income was $68.7 million for fiscal 2008 compared to pre-tax income of $57.8 million for fiscal 2007. In fiscal 2007 Canada incurred a one-time charge of $8.4 related to the mark to market of term loan debt which is denominated in U.S. dollars. In December 2006 this debt was hedged through cross currency interest rate swaps which synthetically converted the U.S. denominated debt into the local currency thus eliminating any future mark to market gains or losses. Excluding this one-time charge in fiscal 2007, we increased our Canadian pre-tax income by $2.5 million from $66.2 million in fiscal 2007 to $68.7 million in fiscal 2008. Changes in currency rates accounted for an additional $8.0 million of pre-tax income in fiscal 2008 as compared to the same period in the prior year.

In August 2008, the Company identified 17 stores in Canada that are underperforming which will be closed or merged into a geographically proximate store.

United Kingdom

Total U.K. revenues were $139.0 million for fiscal 2008 compared to $107.2 million for fiscal 2007, an increase of $31.8 million or 29.6%. Excluding the impact of the change in currency rates, year over year: check cashing revenue increased by $3.8 million or 7.1%; consumer lending revenue increased $20.0 million or 43.9%; money transfer fees increased $0.6 million or 11.7% and; other revenues, principally the foreign currency product and unredeemed pawn sales, increased by $3.3 million or 64.2% reflecting very strong growth in these two products.

With regard to the increase in U.K. check cashing revenue, while the number of checks cashed remained relatively flat year over year, the average face amount per check increased from $739.76 in fiscal 2007 to $775.71 in fiscal 2008 or an increase of 4.9%. Excluding the impact of exchange rates, the increase was approximately 1.2%. However, as a result of the type of checks cashed, the overall average fee per check increased from $38.33 in fiscal 2007 to $42.57 in fiscal 2008 or an increase of 11.1%. Excluding the impact of exchange rates, the increase was approximately 7.2%. Excluding the change in currency rates, consumer loan originations increased by $85.7 million year over year accounting for the overall growth in consumer lending revenue.

Store and regional expenses in the United Kingdom increased by $12.9 million or 18.2% from $70.6 million in fiscal 2007 to $83.5 million in fiscal 2008. Changes in the currency rates attributed to $2.6 million of this increase. The balance of the increase in store and regional expenses is commensurate with the revenue growth. The U.K. provision for loan losses as a percent of loan revenue declined 12.5 pts. from 22.4% in fiscal 2007 to 9.9% in fiscal 2008 reflecting significant improvements in collection practices. Overall U.K. store and regional margins increased to 39.9% of revenue in fiscal 2008 from 34.1% in fiscal 2007.

The U.K. pre-tax income was $22.7 million for fiscal 2008 compared to pre-tax income of $17.8 million for fiscal 2007. In fiscal 2007 the United Kingdom incurred a one-time gain of $0.8 related to the mark to market of term loan debt which is denominated in currencies other than the local currency. In December 2006 this debt was hedged through cross currency interest rate swaps which synthetically converted the debt into the local currency thus eliminating any future mark to market gains or losses. Excluding this one-time benefit in fiscal 2007, we increased our U.K. pre-tax income by $5.7 million from $17.0 million in fiscal 2007 to $22.7 million in fiscal 2008. Changes in currency rates accounted for $0.6 million of the increase in fiscal 2008 as compared to the same period in the prior year.

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

Balance Sheet Variations

June 30, 2009 compared to June 30, 2008.

Loans receivable, net decreased by $1.1 million to $114.7 million at June 30, 2009 from $115.8 million at June 30, 2008. Our loans receivable increased by $0.2 million and the related allowance for loan losses increased by $1.3 million. The acquisitions of Express Finance in the United Kingdom and Optima in Poland accounted for an increase of $14.2 million in loans receivable and an increase of $3.2 million in the allowance for loan losses, a net increase in loans receivable of $11.0 million. Excluding acquisitions and the impact of foreign exchange rates, net loans receivable would have increased by $3.9 million. Also contributing to the decrease is the reduction in the average loan principal from $443 for the year ended June 30, 2008 to $391 for the current fiscal year period. On a constant currency basis, the average loan principal decreased a nominal 1.4% for the current fiscal year period compared to the prior year. In constant dollars and excluding acquisitions, the allowance for loan losses decreased by $0.9 million and went from 6.4% of outstanding principal at June 30, 2008 to 5.5% at June 30, 2009. This decrease can be attributed to a number of factors:

•	Improved U.S. collections and our deliberate actions to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments, the historical loss rate, which is expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans declined, and as a result, the ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased by 30.3% from 6.6% at June 30, 2008 compared to 4.6% at June 30, 2009.

•	In constant dollars, the Canadian ratio of allowance for loan losses has decreased from 5.5% at June 30, 2008 to 3.3% at June 30, 2009. This decrease is reflective of the reduction and eventual elimination of several smaller product lines in the Canadian business.

•	In constant dollars, the U.K.’s allowance for loan losses remained relatively stable at approximately 6.8% of outstanding principal at both June 30, 2008 and 2009. There has been some upward pressure on the allowance associated with the standard short-term consumer loan product that has been offset by decreases in the allowance related to pawn lending and longer-term installment loan products.

Loans in default, net decreased by $4.9 million from $11.3 million at June 30, 2008 compared to $6.4 million at June 30, 2009. Of this decrease, approximately $1.0 million was related to the impact of foreign currency rates leaving the net decrease in constant dollars at approximately $3.9 million. The net constant dollar change is consistent with overall decreases in our funded loan originations resulting from the economic slowdown as well as our more cautious approach to lending in all of our segments.

The fair value of derivatives decreased by $27.0 million from a liability of $37.2 million at June 30, 2008 to $10.2 million at June 30, 2009. During the fourth quarter of the current fiscal year, we executed an early settlement of our two cross-currency interest rate swaps in the United Kingdom leaving the cross-currency interest rate swaps related to our Canadian external bank debt. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates.

Property and equipment, net of accumulated depreciation decreased $9.4 million from $68.0 million at June 30, 2008 to $58.6 million at March 31, 2009. The decrease is primarily due to the impact of the exchange rates on our foreign subsidiaries of $3.5 million in Canada and $4.1 million in the United Kingdom. The decrease is also attributable to a write-off of net fixed assets related to the closed North American stores and depreciation.

Goodwill and other intangibles decreased $16.4 million, from $470.7 million at June 30, 2008 to $454.3 million at June 30, 2009 due primarily to foreign currency translation adjustments of $39.8 million, partially offset by acquisitions of $19.4 million.

Accounts payable decreased $14.8 million from $51.1 million at June 30, 2008 to $36.3 million at June 30, 2009 primarily due to the timing of settlements with third-party vendors and our franchisees. Currency exchange rates in Canada and the United Kingdom accounted for $1.6 million and $2.4 million of the decrease, respectively.

Liquidity and Capital Resources

Our principal sources of cash are from operations, borrowings under our credit facilities and the issuance of our common stock and senior convertible notes. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.

Net cash provided by operating activities was $29.3 million in fiscal 2007, $80.8 million for fiscal 2008 and $59.2 million in fiscal 2009. The decrease in net cash provided from operating activities was primarily a result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.

Net cash used in investing activities was $170.7 million in fiscal 2007, $167.0 million in fiscal 2008 and $42.0 million in fiscal 2009. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. For fiscal 2007, we made capital expenditures of $19.4 million and acquisitions of $151.2 million compared to capital expenditures of $23.5 million and acquisitions of $143.4 million in fiscal 2008. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. During fiscal 2009 we made capital expenditures of $15.7 million and acquisitions of $26.2 million.

Net cash provided by financing activities was $2.7 million for the twelve months ended June 30, 2009 compared to net cash provided by financing activities of $0.3 million for fiscal 2008 and $307.4 million in fiscal 2007. The cash provided by financing activities during fiscal 2009 was primarily a result of the proceeds from termination of the U.K. cross currency swaps of $14.4 million and $3.3 million proceeds from the exercise of stock options. This was partially offset by the $7.4 million in debt payments of and $7.5 million for stock repurchase. The cash provided by financing activities during fiscal 2008 was primarily a result of the use of the overdraft facility in the United Kingdom in the amount of $5.3 million, proceeds from of the exercise of stock options of $1.1 million and $1.0 million due to the decrease of restricted cash. This was partially offset by scheduled principal payments on our long term debt obligations which totaled $6.5 million. The cash provided by financing activities during fiscal 2007 was primarily a result of an increase in our long-term debt in order to refinance our previously existing Notes, as well as the increase in our long-term debt and amount borrowed on our credit facility related to acquisitions.

Credit Facilities  On October 30, 2006, we entered into a Credit Agreement. The Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.

In April 2007, we entered into an amendment and restatement of the Credit Agreement to, among other things, change the currency of the Canadian Revolving Facility to Canadian dollars (C$28.5 million), make corresponding modifications to the interest rates applicable and permit secured debt in the United Kingdom not to exceed GBP 5.0 million. On June 20, 2007, we entered into a second amendment of the Credit Agreement to, among other things, permit the issuance of up to $200 million of unsecured senior convertible debt, make changes to financial covenants and other covenants in connection with the issuance of such debt and to increase the amount of acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain financial and other restrictive covenants, which among other things, require us to achieve certain financial ratios, limit capital expenditures, restrict payment of the dividends and obtain certain approvals if we want to increase borrowings. As of June 30, 2009, we are in compliance with all covenants.

Revolving Credit Facilities  We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.

United States Revolving Credit Facility  OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At June 30, 2009, the borrowing capacity was $73.5 million. At June 30, 2009, there was no outstanding indebtedness under the U.S. Revolving Facility and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.

Canadian Revolving Credit Facility  National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At June 30, 2009, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at June 30, 2009.

United Kingdom Overdraft Facility  In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at June 30, 2009. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at June 30, 2009) plus 2.0%. Interest accrues on the net amount of the overdraft facility and the cash balance.

Debt Due Within One Year  As of June 30, 2009, debt due within one year consisted of $3.8 million mandatory repayment of 1.0% per annum of the original principal balance of the Canadian Term Facility and the U.K. Term Facility and $2.1 million related to debt from the recently completed Poland acquisition.

Long-Term Debt  As of June 30, 2009, long term debt consisted of $200.0 million principal amount of Convertible Notes and $364.9 million in term loans due October 30, 2012 under the Credit Agreement and $4.2 million related to debt from the recently completed Poland acquisition.

Operating Leases  Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2009, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt:
Term loans due 2012	$368,722	$3,791	$7,583	$357,348	$—
2.875% Senior Convertible Notes due 2027	200,000	—	—	—	200,000
Other Notes Payable	6,268	2,089	4,179	—	—
Operating lease obligations	135,078	33,532	47,997	27,652	25,897

Total contractual cash obligations	$710,068	$39,412	$59,759	$385,000	$225,897

We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, including payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We expect additional revenue growth to be generated from increased revenues related to the maturity of new stores and the continued expansion of the business through new stores and expanded platforms. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for us beginning July 1, 2009. With purchase of 76% of Optima S.A. in June 2009 this statement will impact our consolidated financial statements beginning with the quarterly period ended September 30, 2009.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of Proposed FSP APB 14-1, are effective for us beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. We believe that FSP APB 14-1, will impact the accounting for our 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $8.1 million and $8.9 million in fiscal years 2008 and 2009, respectively. Upon adoption, we will reduce our debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on our financial statements. We have evaluated subsequent events from the balance sheet date through September 3, 2009, and determined there are no material transactions to disclose.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) “Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codificationtm as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest, the Canadian debt has been effectively converted to the equivalent of a fixed rate basis. With the termination of the United Kingdom cross currency interest rate swaps in May 2009, changes in interest rates will have an impact on our consolidated statement of financial position. See the section entitled “Cross Currency Interest Rate Swaps”.

Foreign Currency Exchange Rate Risk

Put Options

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2009, we held put options with an aggregate notional value of C$12.0 million and GBP 3.6 million to protect certain currency exposure in Canada and the United Kingdom through September 30, 2009. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2009, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of June 30, 2009, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $37 thousand, net of tax, all of which is expected to be transferred to earnings in the first three months of fiscal 2010 along with the earnings effects of the related forecasted transactions. The fair market value at June 30, 2009 was $0.6 million and is included in prepaid expenses on the balance sheet.

Canadian operations (exclusive of the litigation expense of approximately $57.4 million and the loss on store closings of approximately $3.0 million) accounted for approximately 77.1% of consolidated pre-tax earnings for the twelve months ended June 30, 2009 and 78.0% of consolidated pre-tax earnings for the twelve months ended June 30, 2008. U.K. operations (exclusive in fiscal 2009 of unrealized foreign exchange gains of approximately $5.5 million) accounted for approximately 39.0% of consolidated pre-tax earnings for the twelve months ended June 30, 2009 and approximately 25.7% of consolidated pre-tax earnings for the twelve months ended June 30, 2008. U.S. operations (exclusive in fiscal 2009 of losses on store closings of approximately $7.2 million) accounted for approximately (16.1%) of consolidated pre-tax earnings for the year ended June 30, 2009 and (3.8%) of consolidated pre-tax earnings for the year earlier period. This decline in the U.S. results can be attributed to lower interest income as a result of the fiscal 2008 acquisitions, increased intercompany debt interest along with a prior year transfer pricing adjustment. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $19.9 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in fiscal 2009 of litigation expense of approximately $57.9 million, loss on store closings of approximately $10.3 million and an unrealized foreign exchange gain of approximately $5.5 million) by approximately $9.2 million for the twelve months ended June 30, 2009 and $9.1 million for the twelve months ended June 30, 2008. This impact represents 11.6% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2009 and 10.5% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2008.

Cross-Currency Interest Rate Swaps

In December 2006, we entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.

In December 2006, our U.K. subsidiary, Dollar Financial U.K. Limited, entered into a cross-currency interest rate swap with a notional amount of GBP 21.3 million that was set to mature in October 2012. Under the terms of this swap, Dollar Financial U.K. Limited paid GBP at a rate of 8.45% per annum and Dollar Financial U.K. Limited received a rate of the three-month EURIBOR plus 3.00% per annum on EUR 31.5 million. In December 2006, Dollar Financial U.K. Limited also entered into a cross-currency interest rate swap with a notional amount of GBP 20.4 million that was set to mature in October 2012. Under the terms of this cross-currency interest rate swap, we paid GBP at a rate of 8.36% per annum and we received a rate of the three-month LIBOR plus 3.00% per annum on US$40.0 million.

On May 7, 2009, our U.K. subsidiary, executed an early settlement of its two cross-currency interest rate swaps hedging variable-rate borrowings. As a result, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of SFAS 133, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

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

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of June 30, 2009, amounts related to cross-currency interest rate swaps amounted to an increase in stockholders’ equity of $20.7 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2009 is a liability of $10.2 million and is included in fair value of derivatives on the balance sheet. During fiscal 2009, we recorded $45 thousand in earnings related to the ineffective portion of these cash flow hedges.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2009. Their report is included herein.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood

Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer	Executive Vice President and
September 3, 2009	Chief Financial Officer
September 3, 2009

/s/ William M. Athas	/s/ Pete Sokolowski

William M. Athas	Pete Sokolowski
Senior Vice President of Finance and	Senior Vice President of Finance
Corporate Controller	and Corporate Treasurer
September 3, 2009	September 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Financial Corp. as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of Dollar Financial Corp. and our report dated September 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
September 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
September 3, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOLLAR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2008	2009

ASSETS
Current Assets
Cash and cash equivalents	$209,714	$209,602
Loans receivable, net:
Loans receivable	123,683	123,894
Less: Allowance for loan losses	(7,853)	(9,200)

Loans receivable, net	115,830	114,694
Loans in default, net of an allowance of $22,580 and $17,000	11,317	6,436
Other receivables	11,031	7,299
Prepaid expenses and other current assets	18,938	22,794
Current deferred tax asset, net of valuation allowance of $4,335 and $4,816	471	39

Total current assets	367,301	360,864
Deferred tax asset, net of valuation allowance of $93,355 and $98,746	11,720	27,062
Property and equipment, net of accumulated depreciation of $98,302 and $99,803	68,033	58,614
Goodwill and other intangibles	470,731	454,347
Debt issuance costs, net of accumulated amortization of $4,656 and $7,484	15,108	11,044
Other	10,030	10,709

Total Assets	$942,923	$922,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,054	$36,298
Income taxes payable	12,194	14,834
Accrued expenses and other liabilities	32,189	70,588
Debt due within one year	9,187	5,880
Current deferred tax liability	—	71

Total current liabilities	104,624	127,671
Fair value of derivatives	37,214	10,223
Long-term deferred tax liability	22,352	18,876
Long-term debt	574,017	569,110
Other non-current liabilities	11,391	25,508
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,229,178 shares and 24,102,985 shares issued and outstanding at June 30, 2008 and June 30, 2009, respectively	24	24
Additional paid-in capital	255,197	257,385
Accumulated deficit	(95,950)	(94,175)
Accumulated other comprehensive income	34,054	8,018

Total stockholders’ equity	193,325	171,252

Total Liabilities and Stockholders’ Equity	$942,923	$922,640

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Year Ended June 30,
	2007	2008	2009

Revenues:
Check cashing	$166,754	$196,580	$164,598
Fees from consumer lending	227,445	292,517	275,272
Money transfer fees	20,879	27,512	26,823
Franchise fees and royalties	6,958	4,998	4,211
Other	33,696	50,577	56,949

Total revenues	455,732	572,184	527,853

Store and regional expenses:
Salaries and benefits	129,522	159,363	145,716
Provision for loan losses	45,799	58,458	52,136
Occupancy	32,270	43,018	41,812
Depreciation	9,455	13,663	13,075
Returned checks, net and cash shortages	15,295	20,360	16,021
Telephone and communications	6,425	7,185	7,504
Advertising	9,034	9,398	8,359
Bank charges and armored carrier service	10,619	13,494	13,357
Other	41,822	48,015	48,069

Total store and regional expenses	300,241	372,954	346,049

Store and regional margin	155,491	199,230	181,804

Corporate and other expenses:
Corporate expenses	53,327	70,859	68,217
Other depreciation and amortization	3,390	3,902	3,827
Interest expense, net	31,462	36,569	35,099
Loss on extinguishment of debt	31,784	—	—
Goodwill impairment and other charges	24,301	—	—
Unrealized foreign exchange loss (gain)	7,551	—	(5,499)
(Proceeds from) provision for litigation settlements	(3,256)	345	57,920
Loss on store closings	964	993	10,340
Other expense (income), net	436	(626)	(4,898)

Income before income taxes	5,532	87,188	16,798
Income tax provision	37,735	36,015	15,023

Net (loss) income	$(32,203)	$51,173	$1,775

Net (loss) income per share:
Basic	$(1.37)	$2.12	$0.07
Diluted	$(1.37)	$2.08	$0.07
Weighted average shares outstanding:
Basic	23,571,203	24,106,392	24,012,705
Diluted	23,571,203	24,563,229	24,136,235

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional		Comprehensive	Shareholders’
	Outstanding		Paid-in	Accumulated	(Loss)	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, June 30, 2006	23,399,107	$23	$242,594	$(114,920)	$34,256	$161,953
Comprehensive income
Foreign currency translation					2,940	2,940
Cash Flow Hedges					4,426	4,426
Net loss				(32,203)		(32,203)

Total comprehensive loss						(24,837)
Secondary stock offering			(41)			(41)
Restricted stock grants	25,793					—
Restricted stock vested			393			393
Stock options exercised	708,900	1	6,931			6,932
Other stock compensation			1,583			1,583

Balance, June 30, 2007	24,133,800	24	251,460	(147,123)	41,622	145,983

Comprehensive income
Foreign currency translation					302	302
Cash Flow Hedges					(7,870)	(7,870)
Net income				51,173		51,173

Total comprehensive income						43,605
Restricted stock grants	53,108					—
Vested portion of granted restricted
stock and restricted stock units			923			923
Stock options exercised	79,544		1,055			1,055
Retirement of common stock	(37,274)					—
Other stock compensation			1,759			1,759

Balance, June 30, 2008	24,229,178	24	255,197	(95,950)	34,054	193,325

Comprehensive income
Foreign currency translation					(17,884)	(17,884)
Cash Flow Hedges					(8,152)	(8,152)
Net income				1,775		1,775

Total comprehensive income						(24,261)
Restricted stock grants	180,655					—
Stock options exercised	260,545		3,317			3,317
Vested portion of granted restricted
stock and restricted stock units			3,626			3,626
Purchase and retirement of treasury shares	(535,799)		(7,492)			(7,492)
Retirement of common stock	(31,594)					—
Other stock compensation			2,737			2,737

Balance, June 30, 2009	24,102,985	$24	$257,385	$(94,175)	$8,018	$171,252

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$(32,203)	$51,173	$1,775
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,538	20,957	20,248
Loss on extinguishment of debt	31,784	97	—
Provision for loan losses	45,799	58,458	52,136
Non-cash stock compensation	1,976	2,682	6,363
Losses on store closings	657	518	3,232
Goodwill impairment	28,482	—	—
Foreign currency loss (gain) on revaluation of debt	6,248	—	(5,499)
Deferred tax provision (benefit)	1,694	5,972	(10,549)
Other, net	(121)	341	—
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(59,395)	(76,478)	(44,342)
Increase in prepaid expenses and other	(4,870)	(9,943)	(5,563)
Provision for litigation settlements	—	—	49,219
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(5,312)	26,979	(7,816)

Net cash provided by operating activities	29,277	80,756	59,204
Cash flows from investing activities:
Acquisitions, net of cash acquired	(151,216)	(143,428)	(26,219)
Additions to property and equipment	(19,435)	(23,528)	(15,735)

Net cash used in investing activities	(170,651)	(166,956)	(41,954)
Cash flows from financing activities:
Decrease in restricted cash	79,736	1,014	—
Proceeds from term loans	375,000	—	—
Proceeds from 2.875% Senior Convertible Notes	200,000	—	—
Proceeds from termination of cross currency swaps	—	—	14,353
Proceeds from the exercise of stock options	6,932	1,055	3,317
Purchase of company stock	—	—	(7,492)
Other debt payments	(3,181)	(4,391)	(3,619)
Repayment of 9.75% Senior Notes due 2011	(292,424)	(2,179)	—
Convertible debt refinancing	(6,463)	—	—
Net (decrease) increase in revolving credit facilities	(40,359)	5,243	(3,762)
Payment for secondary public stock offering costs	(41)	—	—
Payment of debt issuance costs	(11,842)	(454)	(128)

Net cash provided by financing activities	307,358	288	2,669
Effect of exchange rate changes on cash and cash equivalents	6,308	4,681	(20,031)

Net increase (decrease) in cash and cash equivalents	172,292	(81,231)	(112)
Cash and cash equivalents at beginning of period	118,653	290,945	209,714

Cash and cash equivalents at end of period	$290,945	$209,714	$209,602

Supplemental disclosures of cash flow information:
Interest paid	$23,000	$37,843	$32,946
Income taxes paid	$35,766	$29,241	$25,788

See accompanying notes.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.

Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,206 locations (of which 1,031 are company owned) operating as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Check Casher, Payday Loans, Cash Advance, Cash Advance USA and We The People® in 22 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,157 locations (including 1,031 company-owned) in 15 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign currency exchange and various other related services. Also included in this network is the Company’s Poland operation acquired in June 2009 which provides financial services to the general public through in-home servicing.

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

Loans in Default

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and charged against revenue in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is charged against revenues. If the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Other receivables

Other receivables consist primarily of franchise and other third party receivables.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewal options that are reasonably assured) or the estimated useful life of the related asset.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States, Canada and the United Kingdom. The Company also has a corporate reporting unit which consists of

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

costs related to corporate infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assisgned. Goodwill is assigned to the reporting unit that benefit from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform a second step to the impairment test, as this is an indication that the reporting unit goodwill may be impaired. If the amount of implied goodwill (which is the excess of the fair value of the reporting unit determined in the first step over the fair value of the tangible and identifiable intangible assets of the reporting unit), is less than that recorded amount of goodwill, a goodwill impairment charge is recorded for the difference.

For the U.S. reporting unit, the amount of goodwill has increased significantly since June 30, 2007 primarily due to the acquisitions of APL and CCS during fiscal 2008. During 2009, the overall fair value of the U.S. reporting unit has declined based on the Company’s internal models; however, the performance of the two aforementioned acquisitions has continued to perform above initial expectations and the recent closure of unprofitable U.S. stores has improved store margins. Therefore, the fair value of the U.S. reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the continued economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending product could reduce the fair value of the U.S. goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

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

Company-Funded Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for consumer loans the Company makes directly through its company-operated locations. To estimate the appropriate level of loan loss reserves, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and charged against revenue in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged against revenues. If the loans remain in defaulted status for an extended period of time an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

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

need for an allowance for returned checks. The net expense for bad checks included in returned checks, net and cash shortages in the accompanying consolidated statements of operations was $13.1 million, $16.4 million and $12.5 million for the years ended June 30, 2009, 2008 and 2007, respectively, which represents 0.3%, 0.3% and 0.3% of the total face amount of checks cashed during each respective year.

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

A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $10.0 million, $10.8 million and $8.8 million for the years ended June 30, 2007, 2008 and 2009, respectively.

Fair Value of Financial Instruments

The fair value of the Term Loan Facilities is calculated as the sum of the present value of all contractual cash flows. The fair value of the Company’s 2.875% Senior Convertible Notes due 2027 (“Convertible Notes”) are based on broker quotations. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.

The total fair value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $135.5 million at June 30, 2008 and $138.5 million at June 30, 2009. The total fair value of the Canadian Term Facility was approximately $226.9 million at June 30, 2009. The total fair value of the U.K. Term Facility was $65.6 million at June 30, 2009.

The fair value of loans receivable approximates book value due to the short-term nature of the Company’s loans.

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

Cross-Currency Interest Rate Swaps

The Company entered into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its foreign denominated variable rate term loan borrowing under the Company’s credit agreement. Under the terms of these swaps, the Company pays a fixed rate and receives a variable rate.

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

On May 7, 2009, the Company executed an early settlement of its two cross-currency interest rate swaps hedging variable-rate borrowings at its foreign subsidiary in the United Kingdom. As a result, the Company discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of SFAS 133, the Company will continue to report the net gain or loss related to the discontinued cash flow hedge in the other comprehensive income section of stockholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative as the originally hedged forecasted transactions are recognized in earnings.

Foreign Currency Translation and Transactions

The Company operates check cashing and financial services outlets in Canada and the United Kingdom. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions is included in other expense (income), net. Gains and losses resulting from the revaluation of non-functional denominated debt is included in unrealized foreign exchange loss (gain).

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

Earnings per Share (continued)

following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended June 30,
	2007	2008	2009

Net income (loss)	$(32,203)	$51,173	$1,775
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	23,571	24,106	24,013
Effect of dilutive stock options(2)	—	429	21
Effect of unvested restricted stock and restricted stock unit grants(2)	—	28	102

Weighted average number of common shares outstanding — diluted	23,571	24,563	24,136

(1)	Excludes 111, 52 and 105 shares of unvested restricted stock, which are included in total outstanding common shares as of June 30, 2007, 2008 and 2009, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during fiscal 2007, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

Stock Based Employee Compensation

Effective July 1, 2005 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of share based awards is recognized as compensation expense over the vesting period. The Company uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock and restricted stock units are equivalent to the market value on the date of grant and are amortized over the requisite service period.

Compensation expense related to share-based compensation included in the statement of operations for the years ended June 30, 2007, 2008 and 2009 was $1.5 million, $2.6 million and $4.1 million, respectively, net of related tax effects.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for the Company beginning July 1, 2009. With purchase of 76% of Optima S.A. in June 2009 this statement will impact the Company’s consolidated financial statements beginning with the quarterly period ended September 30, 2009.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 are effective for the Company beginning July 1, 2009 and will be required to be applied retroactively to all periods presented. The Company believes that FSP APB 14-1, will impact the accounting for its 2.875% Senior Convertible Notes due 2027 and will result in additional interest expense of approximately $8.1 million and $8.9 million in fiscal years 2008 and 2009, respectively. Upon adoption, the Company will reduce, its debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on the Company’s financial statements. The Company has evaluated

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

subsequent events from the balance sheet date through September 3, 2009, and determined there are no material transactions to disclose.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) “Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codificationtm as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Supplementary Cash Flow Information

Non-Cash Transactions

On July 21, 2006, the Company wrote-off $1.5 million of unamortized deferred issuance costs related to the $70.0 million principal repayment of OPCO’s 9.75% Senior Notes due 2011 (“Notes”). On October 30, 2006, the Company wrote-off $7.2 million of unamortized deferred issuance costs related to the $198.0 million principal redemption of the Notes. In fiscal 2007, the Company wrote-off $28.5 million of goodwill and other intangibles related to the reorganization of WTP. During the fourth quarter of fiscal 2009, the Company accrued $57.4 million in relation to the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces.

4.	Stock Based Compensation Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) states that 784,392 shares of its common stock may be awarded to directors, employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options or incentive stock options. Stock appreciation rights (“SARs”) may also be granted in tandem with the non-qualified stock options or the incentive stock options. Exercise of the SARs cancels the option for an equal number of shares and exercise of the non-qualified stock options or incentive stock options cancels the SARs for an equal number of shares. The number of shares issued under the 1999 Plan is subject to adjustment as specified in the 1999 Plan provisions. No options may be granted after February 15, 2009. All options granted under the 1999 Plan became 100% exercisable in conjunction with the Company’s Initial Public Offering on January 28, 2005.

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

The following table presents information on stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(years)	Value
				($ in millions)

Options outstanding at June 30, 2006
(1,622,642 shares exercisable)	1,715,142	$12.07
Granted	310,375	$21.96
Exercised	(708,900)	$9.78
Forfeited	(19,017)	$19.30

Options outstanding at June 30, 2007
(1,020,716 shares exercisable)	1,297,600	$15.58
Granted	383,680	$18.12
Exercised	(79,544)	$13.25
Forfeited	(59,373)	$17.68

Options outstanding at June 30, 2008
(1,028,778 shares exercisable)	1,542,363	$16.25
Granted	457,723	$8.49
Exercised	(260,545)	$12.73
Forfeited	(164,357)	$16.42

Options outstanding at June 30, 2009	1,575,184	$14.56	7.8	$3.0

Exercisable at June 30, 2009	911,623	$16.37	6.8	$0.7

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2007, 2008 and 2009 was $13.2 million, $1.1 million and $1.5 million, respectively. As of June 30, 2009 the total unrecognized compensation to be recognized over an estimated weighted-average period of 1.9 years related to stock options is expected to be $2.2 million. Cash received from stock options exercised for the twelve months ended June 30, 2008 and 2009 was $1.1 million and $3.3 million, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2007, 2008 and 2009:

	Year Ended June 30,
	2007	2008	2009

Expected volatility	48.3%	51.0%	49.6%
Expected life (years)	6.0	6.0	5.8
Risk-free interest rate	4.68%	3.68%	2.51%
Expected dividends	None	None	None
Weighted average fair value	$11.47	$9.50	$4.12

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

Information concerning restricted stock awards is as follows:

	Restricted	Weighted
	Stock	Average
	Awards	Price

Outstanding at June 30, 2006	107,841	$18.36
Granted	36,924	$24.36
Vested	(22,483)	$20.25
Forfeited	(11,131)	$18.36

Outstanding at June 30, 2007	111,151	$19.97
Granted	12,481	$29.42
Vested	(50,028)	$19.72
Forfeited	(21,299)	$21.36

Outstanding at June 30, 2008	52,305	$21.90
Granted	96,752	$9.38
Vested	(40,553)	$20.57
Forfeited	(3,046)	$18.49

Outstanding at June 30, 2009	105,458	$11.03

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

Information concerning restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant

Outstanding at June 30, 2006	—	$—
Granted	124,438	$28.53
Vested	—	$—
Forfeited	—	$—

Outstanding at June 30, 2007	124,438	$28.53
Granted	163,595	$18.49
Vested	(39,818)	$28.35
Forfeited	(21,413)	$28.53

Outstanding at June 30, 2008	226,802	$21.32
Granted	306,336	$7.88
Vested	(102,883)	$21.81
Forfeited	(16,329)	$21.12

Outstanding at June 30, 2009	413,926	$11.25

As of June 30, 2009, there was $4.9 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during twelve months ended June 30, 2007, 2008 and 2009 was $0.5 million $2.1 million and $3.1 million, respectively.

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

Total contributions charged to expense were $1.1 million, $1.3 million and $1.2 million for the years ended June 30, 2007, 2008 and 2009, respectively.

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

During fiscal 2007, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.1 million. Each such award was granted July 1, 2007 and vests ratably on an annual basis over a three-year period if, and only if, the Company attains certain strategic objectives as established by the Board of Directors for each fiscal year during the three-year period. The Company attained those strategic objectives for fiscal years 2008 and 2009.

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal years 2008 and 2009.

Compensation expense related to discretionary contributions was $0.6, $0.8 million and $0.7 million for the years ended June 30, 2007, 2008 and 2009, respectively.

6.	Property and Equipment

Property and equipment at June 30, 2008 and 2009 consist of (in thousands):

	June 30,
	2008	2009

Land	$189	$156
Leasehold improvements	67,308	61,986
Equipment and furniture	98,838	96,275

	166,335	158,417
Less: accumulated depreciation	(98,302)	(99,803)

Property and equipment, net	$68,033	$58,614

Depreciation expense amounted to $12.8 million, $17.6 million and $16.9 million for the years ended June 30, 2007, 2008 and 2009, respectively.

7.	Debt

The Company had debt obligations at June 30, 2008 and 2009 as follows (in thousands):

	June 30,
	2008	2009

Revolving credit facility	$5,341	$—
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	200,000	200,000
Term loans due October 2012	377,863	368,722
Other	—	6,268

Total debt	583,204	574,990
Less: current portion of debt	(9,187)	(5,880)

Long-term debt	$574,017	$569,110

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

In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. Amounts outstanding under the U.K. Revolver Facility bear interest at a rate of the Bank base Rate (currently 0.5%) plus 0.5%.

At June 30, 2009 there were no amounts outstanding under the U.S. Revolving Facility, the Canadian Revolving Facility nor the U.K. Revolving Facility. At June 30, 2009, the outstanding amount of the Canadian Term Facility was USD 286.9 million and the outstanding amount of the U.K. Term Facility consisted of USD 38.9 million and EUR 30.6 million. Each term loan will mature on October 30, 2012, and will amortize in equal quarterly installments in an amount equal to 0.25% of the original principal amount of the applicable term loan for the first twenty-three (23) quarters following funding, with the outstanding principal balance payable in full on the maturity date of such term loan. Each revolving facility will mature and the commitments there under will terminate on October 30, 2011.

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

The New Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of June 30, 2009, the Company was in compliance with all covenants.

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

Interest expense, net was $31.5 million, $36.6 million and $35.1 million for the years ended June 30, 2007, 2008 and 2009, respectively.

8.	Income Taxes

U.S. income taxes have not been provided on the undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. The Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits and or by use of available net operating loss carry forwards subject to the limitations under Section 382 of the Internal Revenue Code. As of June 30, 2009, there are $129.2 million of undistributed foreign earnings.

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2007, 2008 and 2009 is set forth below ( in thousands):

	June 30,
	2007	2008	2009

U.S	$(70,032)	$(4,178)	$(25,366)
Foreign	75,564	91,366	42,164

Total	$5,532	$87,188	$16,798

The details of the Company’s income tax provision for the years ended June 30, 2007, 2008 and 2009 are set forth below (in thousands):

	June 30,
	2007	2008	2009

Current:
U.S. Federal	$—	$(174)	$—
Foreign	36,223	30,297	25,133
State	—	2	183

Total	$36,223	$30,125	$25,316
Deferred:
U.S. Federal	$589	$3,314	$4,865
Foreign	923	2,576	(15,158)

Total	$1,512	$5,890	$(10,293)

Total income tax provision	$37,735	$36,015	$15,023

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

Below is the reconcilation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2007, 2008 and 2009 (in thousands):

	June 30,
	2007	2008	2009

Tax provision at federal statutory rate	$1,936	$30,516	$5,879
Add(deduct)
State tax provision	—	1	183
Canadian withholding	521	349	245
Effect of foreign operations	(9,648)	2,024	(2,769)
Change in uncertain tax position related to transfer pricing	—	—	(2,853)
Foreign exchange gain	—	—	3,367
Other permanent differences	(5,158)	(770)	3,275
UK goodwill amortization	—	—	536
Valuation allowance	50,084	3,895	7,160

Tax provision at effective tax rate	$37,735	$36,015	$15,023

Prior to the global debt restructuring completed in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2009 and 2008 which amounted to $102.3 million and $96.2 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. As of June 30, 2009, the Company has approximately $106.3 million of federal net operating loss carry forwards available to offset future taxable income. The federal net operating loss carry forwards will begin to expire in 2024, if not utilized. The Company has foreign tax credit carryforwards of approximately $45.6 million, which will begin to expire in 2017 if not utilized. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.3 million against a Canadian foreign currency loss. The loss is capital in nature and at this time the Company has not identified any potential capital gains against which to offset the loss.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

The details of the Company’s 2007-2009 deferred tax assets and liabilities as of June 30, 2008 and 2009 are set forth below (in thousands):

	June 30,
	2007	2008	2009

Deferred tax assets
Loss reserves	$5,372	$5,952	$3,817
Depreciation and amortization	10,616	10,234	10,752
Accrued compensation	1,531	2,446	2,949
Other accrued expenses	3,154	1,998	18,660
Net operating loss carryforwards	34,718	30,187	37,198
Foreign tax credit carryforwards	38,569	45,705	45,590
Foreign capital loss carryforwards	1,411	1,473	1,290
Foreign currency swaps	3,009	11,128	9,891
Other	183	758	516

Total deferred tax assets	98,563	109,881	130,663
Valuation Allowance	(94,018)	(97,690)	(103,562)

Net deferred tax asset	$4,545	$12,191	$27,101

Deferred tax liabilities
Amortization and other temporary differences	$(7,679)	$(13,267)	$(18,876)
Foreign currency transactions	(5,034)	(9,085)	(71)

Total deferred tax liability	(12,713)	(22,352)	(18,947)

Net deferred tax liability	$(8,168)	$(10,161)	$8,154

The analysis of the change in the Company’s valuation allowance for the years ended June 30, 2007, 2008 and 2009 is set forth below (in thousands):

	June 30,
	2007	2008	2009

Balance at beginning of year	$(47,517)	$(94,018)	$(97,690)
(Provision)/benefit	(50,084)	(3,895)	(7,160)
Other additions/(deductions)	3,583	223	1,288

Balance at end of year	$(94,018)	$(97,690)	$(103,562)

Foreign, federal and state income taxes of approximately $35.8 million, $29.2 million and $25.8 million were paid during the years ended June 30, 2007, 2008 and 2009, respectively.

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.6 million.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustment in its liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million. At June 30, 2008 and 2009 the Company had $9.9 million and $7.8 million, respectively of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate. It is not anticipated that any portion of this reserve will reverse in the next 12 months. The reduction of $2.1 million in the reserve related to uncertain tax positions was principally caused by the impact of a favorable Competent Authority settlement.

The tax years ending June 30, 2005 through 2008 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada. The Company just recently settled its Federal audit with the Internal Revenue Service for fiscal 2007 with only an adjustment to its foreign tax credit carryforward but no impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions which remained materially unchanged from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax position for fiscal 2009 follows:

Balance at July 1, 2008	$9,919
Net decreases due to current year tax positions	(2,146)

Balance at June 30, 2009	$7,773

9.	Loss on Extinguishment of Debt

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

In connection with the redemptions of the aforementioned outstanding principal amounts of the Company’s Notes, the Company incurred related losses on the extinguishment of debt. For the periods presented, the loss incurred on the extinguishment of debt is as follows (in millions):

	2007	2008	2009

Call Premium	$6.8	$0.1	$—
Write-off of original issue discount, net	(1.4)	—	—
Tender premium	17.6	—	—
Write-off of previously capitalized deferred issuance costs, net	8.8	—	—

	$31.8	$0.1	$—

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $27.8 million, $37.0 million and $36.0 million for the years ended June 30, 2007, 2008 and 2009, respectively.

At June 30, 2009, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount

2010	$33,532
2011	27,006
2012	20,991
2013	15,795
2014	11,857
Thereafter	25,897

$135,078

11.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

On August 30, 2007, the Company entered into a purchase agreement to acquire substantially all of the assets of 45 retail stores, operating as Check Casher, American Check Casher, Cash Advance, American Payday Loans, Cash Advance USA and Payday Loans (collectively, “American Payday Loans” or “APL Acquisition”). The purchase price was $29.3 million in cash including $2.0 million in cash that will be held in escrow for 24 months to secure certain indemnification claims. The Company anticipates a full return of the $2.0 million escrow balance. In addition, the agreement included a maximum revenue-based earn-out of up to $3.0 million which would have been payable in February 2009, however the provisions of the earn-out were not met. Between August 2007 and March 2008, we consummated a series of acquisitions of the 45 stores, which were located in Kansas, Missouri, Hawaii, Oklahoma, Arizona, Iowa, South Carolina and Nebraska. The Company allocated a portion of the purchase price to loans receivable for $4.7 million and other assets for $2.6 million. A portion of the proceeds from the $200.0 million senior convertible note offering on June 27, 2007 were utilized to pay for the APL Acquisition. The excess purchase price over the preliminary fair value of identifiable assets acquired was $22.0 million and was recorded to goodwill.

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

During fiscal 2008, the Company completed various smaller acquisitions in Canada and the United Kingdom for an approximate purchase price of approximately $8.5 million that resulted in an aggregate increase in goodwill of $4.7 million.

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

On April 21, 2009, the Company entered into a purchase agreement to acquire all of the shares of Express Finance Limited, a U.K. Internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $6.8 million in cash. In addition, the agreement provides for an earnings-related contingent consideration amount based on the results for the two years following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.8 million to net assets acquired including $2.8 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $6.0 million and was recorded as goodwill.

On June 29, 2009, the Company entered into a purchase agreement to acquire substantially all of the assets of 2 pawn shops located n Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $3.7 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.3 million and was recorded as goodwill.

On June 30, 2009, the Company entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.6 million in cash and the assumption of approximately $6.3 million in debt. The holders of the assumed debt are current shareholders of Optima. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $1.3 million to net assets acquired including $7.4 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.6 million and was recorded as goodwill.

During fiscal 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom for a purchase price of approximately $2.1 million that resulted in an aggregate increase in goodwill of $1.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance our leading marketing positions. One of the key elements in that strategy is the intention to grow our network through acquisitions. All of the Company’s acquisitions during fiscal year 2009 provide us with increased market penetration or in some cases the opportunity to enter new platforms and geographies. The purchase price of each acquisition is primarily based on a multiple of historical earnings. Our standard business model, and that of the industry’s, is one that does not rely heavily on tangible assets and therefore, it is common to have a majority of the purchase price allocated to goodwill, or in some cases, intangibles.

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2008	$419.4
Acquisitions:
Express Finance Limited	6.0
Robert Biggar Limited	4.3
Optima, S.A.	4.6
Various small acquisitions	1.5
Foreign currency adjustment	(29.3)

Balance at June 30, 2009	$406.5

The following unaudited pro forma information for the years ended June 30, 2008 and 2009 presents the results of operations as if the acquisitions had occurred as of the beginning of the periods presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the APL, the CCS, Express Finance, Robert Biggar and Optima acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal Year Ended June 30,
	2008	2009
	(Unaudited — in
	thousands except per
	share amounts)

Revenues	$614,805	$543,711
Net income	$58,406	$6,979
Net income per common share — basic	$2.42	$0.29
Net income per common share — diluted	$2.38	$0.29

12.	We The People Restructuring Plan

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

As a result of the restructuring initiatives, in fiscal 2007, the Company incurred $1.2 million for cash expenses related to the closure of the company-operated stores and other initiatives. In addition, the Company incurred $23.2 million in one-time non-cash charges including the write-off of $22.5 million of goodwill and $0.7 million in other tangible and intangible assets, net of deferred fees, which is included in goodwill impairment and other charges on the statement of operations. There were no charges related to the WTP restructuring plan during the fiscal years 2008 and 2009. See Note 13 for further discussion.

13.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended June 30, 2008 and the June 30, 2009 are as follows (in thousands):

	United States	Canada	United Kingdom	Total

Balance at June 30, 2007	$94,163	$134,081	$65,218	$293,462
Acquisition	111,047	1,870	7,722	120,639
Foreign currency translation adjustments	—	5,892	(642)	5,250

Balance at June 30, 2008	$205,210	$141,843	$72,298	$419,351
Acquisition	5,125	51	11,287	16,463
Foreign currency translation adjustments	—	(17,441)	(11,819)	(29,260)

Balance at June 30, 2009	$210,335	$124,453	$71,766	$406,554

The following table reflects the components of intangible assets (in thousands):

	June 30, 2008	June 30, 2009
	Gross Carrying	Gross Carrying
	Amount	Amount

Non-amortized intangible assets:
Goodwill	$419,351	$406,554
Reacquired franchise rights	51,380	47,793

	$470,731	$454,347

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

Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2009, there is no impairment of goodwill. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Identified intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2008, there

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill and Other Intangibles (continued)

was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in an additional impairment charge in future periods.

14.	Contingent Liabilities

Due to the uncertainty surrounding the litigation process, except for those matters where an accrual has been provided for, the Company is unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings discussed below. While the outcome of many of these matters is currently not determinable, the Company believes it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

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

Canadian Legal Proceedings

On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, Money Mart, on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions. The action, which is pending in the Ontario Superior Court of Justice, alleges violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The plaintiff’s motion for class certification was granted on January 5, 2007. The trial of the common issues commenced on April 27, 2009 but was suspended when the parties reached a settlement. During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, Money Mart, recorded a charge of US$57.4 million in relation to the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces described below. There is no assurance that the Ontario settlement of a class action proceeding in the provinces of Canada will receive final Court approval or that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at June 30, 2009, and additional accruals may be required in the future. Of the amount recorded, $6.5 million was paid during the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

Canadian Legal Proceedings (continued)

fourth quarter, and the remaining provision of approximately $50.9 million is included in the Company’s accrued expenses.

On November 6, 2003, Gareth Young, a former customer, commenced a purported class action in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from Money Mart in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. On December 9, 2005, Money Mart settled this action, subject to court approval. On March 3, 2006, just prior to the date scheduled for final court approval of the settlement, the plaintiff’s lawyers advised that they would not proceed with the settlement and indicated their intention to join a purported national class action. No steps have been taken in the action since March 2006. Subsequently, Money Mart commenced an action against the plaintiff and the plaintiff’s lawyer for breach of contract. This latter action has since been resolved.

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

On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. In December 2007 the plaintiffs filed a motion to add OPCO as a defendant in this action and in March 2008 an order was granted adding OPCO as a defendant. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted. The action against Money Mart and OPCO is presently in the discovery phase and a summary trial is scheduled to commence in March 2010.

Similar purported class actions have been commenced against Money Mart in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario action referred to above.

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

At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from these matters.

California Legal Proceedings

On September 11, 2006, Caren Bufil commenced a lawsuit against OPCO; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil seeks class certification of the action alleging that OPCO failed to provide non-management employees with meal and rest breaks required under California law. The suit seeks an unspecified amount of damages and other relief. OPCO filed a motion for judgment on the pleadings, arguing that the Bufil case is duplicative of the previous case and should be dismissed. Plaintiff filed her motion for class certification. OPCO’s motion was granted and Bufil’s motion was denied. Bufil appealed both rulings. In April 2008, the Court of Appeal reversed the trial court’s ruling. OPCO filed a petition for review of that decision with the California Supreme Court, but in July 2008 the Court denied the petition. The case was then returned to the trial court level and was assigned to the complex division. The trial court ordered briefing and a hearing on the issue of what discretion the trial court had on plaintiff’s motion for class certification. After the hearing, the trial court ruled that it had to follow the Court of Appeal’s decision on class certification issues and ordered that the plaintiff’s proposed class and sub-classes be certified. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from the Bufil case.

On April 26, 2007, the San Francisco City Attorney (“City Attorney”) filed a complaint in the name of the People of the State of California alleging that OPCO’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. On January 5, 2009, the City Attorney filed a First Amended Complaint, restating the claims in the original complaint, adding OPCO as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by OPCO and/or its subsidiaries violated the California Deferred Deposit Transaction law. OPCO and its subsidiaries have denied the allegations of the First Amended Complaint. Discovery is proceeding in state court and no trial date has been set. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

We The People Legal Proceedings

The Company’s business model for its legal document processing services business is being challenged in certain courts, as described below, which could result in the Company’s discontinuation of these services in any one or more jurisdictions. The company from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. The principal litigation for the WTP business unit is as follows:

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

In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD, and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. Following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, in October 2008, the plaintiff filed a request to arbitrate with relief requested in the amount of $0.4 million. In August 2009, plaintiff amended her petition to arbitrate and increased it to $650,000. The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.

In September 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition of the Company’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and tremble damages pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Court granted, in part, the Company’s motion to dismiss certain claims alleged by the plaintiffs. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. The plaintiffs have moved for class certification and the motion is scheduled to be heard October 19, 2009. The Company is defending these allegations vigorously and believes that the claims and the assertion of class status are without merit.

In August 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business, (ii) the unauthorized practice of law, and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. In November 2008, the original six plaintiffs were dismissed by plaintiffs’ counsel and the initial complaint was also later dismissed. In January 2009, former WTP customers, Philip Jones and Carol Martin, on behalf of a punitive class of Missouri customers, filed a lawsuit in St. Louis County against the Company and its subsidiary, We The People USA, Inc., and a St. Louis franchisee entity alleging claims similar to the initial August 2008

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

suit. These new plaintiffs also seek class certification. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.

On January 14, 2009, a demand for arbitration was made on behalf of Thomas Greene and Rebecca M. Greene, We The People franchisees, against We The People USA, Inc., We The People LLC and the Company. The demand alleged violations by We The People of certain state and federal franchise laws relating to (1) failure to register the franchise as a business opportunity with the Utah Division of Consumer Protection; (2) earnings claims representations and (3) failure to provide a disclosure document meeting the substantive and timing requirements mandated by the Utah Business Opportunity Act. The Greenes are demanding $425,000 for losses relating to the violations. WTP and the Company believe the allegations are without merit and intend to defend the matter vigorously.

In June 2009, a demand for arbitration was filed by a current We The People franchisee, Frank Murphy, Jr., against the Company’s subsidiaries, We The People USA, Inc., and We The People LLC. The demand alleges violations by We The People of certain obligations under the Franchise Agreement and seeks $1 million for losses relating to these violations. WTP believes the allegations are without merit and intends to defend the matter vigorously.

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

15.	Credit Risk

At June 30, 2008 and 2009, OPCO had 22 and 37, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $11.9 million and $4.6 million, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (“CDIC”). At June 30, 2008 and 2009, the Company’s Canadian subsidiary had 32 and 42 bank accounts, respectively, totaling $116.8 million and $100.1 million, respectively, which exceeded CDIC limits. At June 30, 2008 and 2009 the Company’s United Kingdom operations had 47 and 49 bank accounts, respectively, totaling $5.2 million and $13.6 million, respectively. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Credit Risk (continued)

In December 2006, the Company entered into cross-currency interest rate swap transactions to hedge against the change in value of the Company’s U.K. Term Facility and Canadian Term Facility denominated in a currency other than OPCO’s foreign subsidiaries’ respective functional currency. Under these cross-currency interest rate swap agreements with the Company’s two swap counter-parties, the Company hedged $375 million of its debt. These financial institutions have strong credit ratings and management believes the credit risk related to these swaps is minimal. On May 7, 2009, the Company terminated its two cross-currency interest rate swaps hedging variable-rate borrowings at its foreign subsidiary in the United Kingdom. As a result, the Company discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of SFAS 133, the Company will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. The aggregate unamortized notional amount of the swaps was $409.3 million and $339.9 at June 30, 2008 and 2009, respectively.

The Company had approximately $114.7 million of net consumer loans on its balance sheet at June 30, 2009 and approximately $115.8 million at June 30, 2008. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2009 and 2008 are reported net of a reserve of $9.2 million and $7.9 million, respectively, related to consumer lending. Loans in default at June 30, 2009 were $6.4 million, net of a $17.0 million allowance, and were $11.3 million, net of a $22.6 million allowance at June 30, 2008.

Activity in the allowance for loan losses during the fiscal years ended 2007, 2008 and 2009 was as follows (in thousands):

Allowances for Loan Losses

	Balance at	Provision for	Foreign
	Beginning of	Company-Funded	Currency		Net Charge-	Balance at
Description	Period	Loan Losses	Translation	Acquisitions	Offs	End of Period

June 30, 2009
Loan loss allowance	$7,853	$5,526	$(1,307)	$2,673	$(5,545)	$9,200
Defaulted loan allowance	22,580	45,529	(1,691)	—	(49,418)	17,000
June 30, 2008
Loan loss allowance	8,623	6,498	(129)	—	(7,139)	7,853
Defaulted loan allowance	18,045	50,784	368	—	(46,617)	22,580
June 30, 2007
Loan loss allowance	5,365	6,126	464	—	(3,332)	8,623
Defaulted loan allowance	$11,694	$32,884	$638	$—	$(27,171)	$18,045

16.  Capital Stock

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Capital Stock (continued)

By October 13, 2008, the Company had repurchased 535,799 shares of its common stock at a cost of approximately $7.5 million, thus completing its stock repurchase plan.

17.	Fair Value Measurements

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	June 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009

Assets
Derivative financial instruments	$—	$564	$—	$564
Liabilities
Derivative financial instruments	$—	$10,223	$—	$10,223

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Fair Value Measurements (continued)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

18.	Loss on Store Closing and Other Restructuring

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

The Company recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $5.8 million consisting primarily of lease obligations and leasehold improvement write-offs related to the June 2008 and August 2008 store closings. These charges were expensed within loss on store closings on the statements of operations. Of the $6.4 million charge, $3.3 million related to the United States segment and $3.1 million for the Canadian segment.

During the fourth quarter of the year ended June 30, 2009, the Company announced the closure of an additional 60 U.S. under-performing stores located in states with uncertain or less favorable regulation, or are located in states where the Company only has a few locations resulting in an inefficient and more costly infrastructure. For all of these locations, the cease-use date was prior to June 30, 2009. The Company recorded costs for severance and other retention benefits of $0.4 million and store closure costs of $2.9 million consisting primarily of lease obligations and leasehold improvement write-offs related to this program. Most of these locations were either at or near their lease-end term. The remaining liability accrued for all of the store closures during fiscal 2009 is approximately $1.2 million as of June 30, 2009.

19.	Segment Information

The Company categorizes its operations into three operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in all operating segments are check cashing, single-payment consumer loans, money orders, money transfers and other ancillary services. As a result of the mix of service offerings and diversity in the respective regulatory environments, there are differences in each operating segment’s profit margins. Additionally, the United States operating segment includes all corporate headquarters expenses that have not been charged out to the operating segments in the United States, Canada and United Kingdom. This factor also contributes to the lower pre-tax results reported in this segment. Those unallocated corporate headquarters expenses are $3.8 million for fiscal year 2007, $2.7 million for fiscal year 2008 and $6.6 million for fiscal year 2009.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

All amounts in thousands

	United		United
	States	Canada	Kingdom	Total

2007
Total assets	$270,534	$405,581	$157,504	$833,619
Goodwill and other intangibles, net	94,459	179,665	67,557	341,681
Sales to unaffiliated customers:
Check cashing	48,435	66,646	51,673	166,754
Fees from consumer lending	73,611	110,010	43,824	227,445
Money transfers	4,325	11,678	4,876	20,879
Franchise fees and royalties	3,877	3,081	—	6,958
Other	5,757	21,121	6,818	33,696

Total sales to unaffiliated customers	136,005	212,536	107,191	455,732
Provision for loan losses	22,299	13,692	9,808	45,799
Interest expense, net	13,723	11,634	6,105	31,462
Depreciation and amortization	4,295	4,545	4,005	12,845
Loss on extinguishment of debt	31,784	—	—	31,784
Goodwill impairment and other charges	24,301	—	—	24,301
Unrealized foreign exchange loss (gain)	—	8,362	(811)	7,551
Proceeds from litigation settlements	(3,256)	—	—	(3,256)
Loss on store closings	772	46	146	964
Other expense (income), net	301	(323)	458	436
(Loss) income before income taxes	(70,032)	57,757	17,807	5,532
Income tax provision	7,062	25,303	5,370	37,735

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

2008
Total assets	$282,650	$473,469	$186,804	$942,923
Goodwill and other intangibles, net	205,506	189,429	75,796	470,731
Sales to unaffiliated customers:
Check cashing	57,438	81,806	57,336	196,580
Fees from consumer lending	79,838	147,313	65,366	292,517
Money transfers	5,744	16,124	5,644	27,512
Franchise fees and royalties	2,589	2,409	—	4,998
Other	8,122	31,839	10,616	50,577

Total sales to unaffiliated customers	153,731	279,491	138,962	572,184
Provision for loan loss	24,889	27,115	6,454	58,458
Interest expense, net	7,359	21,611	7,599	36,569
Depreciation and amortization	5,443	7,017	5,105	17,565
Provision for litigation settlements	345	—	—	345
Loss on store closings	869	119	5	993
Other expense (income), net	106	(627)	(105)	(626)
(Loss) income before income taxes	(4,178)	68,706	22,660	87,188
Income tax provision	3,491	25,721	6,803	36,015

	United		United
	States	Canada	Kingdom	Total

2009
Total assets	$289,306	$446,198	$187,136	$922,640
Goodwill and other intangibles, net	210,631	166,149	77,567	454,347
Sales to unaffiliated customers:
Check cashing	56,378	67,830	40,390	164,598
Fees from consumer lending	79,612	121,518	74,142	275,272
Money transfers	5,926	15,092	5,805	26,823
Franchise fees and royalties	1,872	2,339	—	4,211
Other	11,070	29,488	16,391	56,949

Total sales to unaffiliated customers	154,858	236,267	136,728	527,853
Provision for loan loss	20,821	23,201	8,114	52,136
Interest expense, net	11,997	16,499	6,603	35,099
Depreciation and amortization	5,553	5,980	5,369	16,902
Unrealized foreign exchange gain	—	—	(5,499)	(5,499)
Provision for litigation settlements	444	57,476	—	57,920
Loss on store closings	7,170	2,967	203	10,340
Other expense (income), net	353	(3,361)	(1,890)	(4,898)
(Loss) income before income taxes(1)	(20,386)	769	36,415	16,798
Income tax provision	5,106	(44)	9,961	15,023

(1)	(Loss) income before income taxes for the United States and Canada have been adjusted by $4,980. This adjustment is related to the disallowed portion that was repaid by the United States to its Canadian subsidiary associated with the settlement granted in the competent authority tax proceeding.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2009, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks for the month of July:

	Notional		Notional
Foreign Currency Derivates	Sold		Purchased

CAD Put/USD Call Options	C$	12,000,000	$10,810,811
GBP Put/USD Call Options		GBP 3,600,000	$5,760,000

During August 2009 the Company purchased additional foreign currency derivatives to hedge its foreign exchange risks for the months of October, November and December 2009.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Derivative Instruments and Hedging Activities (continued)

Cash Flow Hedges of Multiple Risks (continued)

The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company reclassifies from other comprehensive income to corporate expenses an amount that will offset the related re-measurement gains and losses on the foreign-currency denominated variable-rate borrowings also recorded in corporate expenses.

On May 7, 2009, the Company executed an early settlement of its two cross-currency interest rate swaps hedging variable-rate borrowings at its foreign subsidiary in the United Kingdom. As a result, the Company discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of SFAS 133, the Company will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

As of June 30, 2009, the Company had the following outstanding derivatives that were used to hedge both interest rate risk and foreign exchange risk:

	Pay Fixed	Pay Fixed Strike	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Rate	Notional	Index

USD-CAD Cross Currency Swap	CAD184,503,955	7.135%	$160,462,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD61,773,249	7.130%	$53,487,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD84,271,988	7.070%	$72,937,500	3 mo. LIBOR + 2.75% per annum

Tabular Disclosures

The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of June 30, 2009 (in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments(1)
	Asset Derivatives		Liability Derivatives
	As of June 30, 2009		As of June 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133
Foreign Exchange Contracts	Prepaid Expenses	$564	Other Liabilities	$—
Cross Currency Swaps	Derivatives		Derivatives	10,223

Total derivatives designated as hedging instruments under SFAS 133		$564		$10,223

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the year ending June 30, 2009 (in thousands).

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Derivative Instruments and Hedging Activities (continued)

Tabular Disclosures (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2009
Location of
				Gain or (Loss)	Amount of Gain or
				Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized	Location of		Derivative	Derivative
	in OCI on	Gain or (Loss)	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in SFAS 133	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign Exchange Contracts	$214	Foreign currency gain/(loss)	$—	Other income/ (expense)	$—
Cross Currency Swaps		Interest Expense	(132)	Other income/ (expense)	45
	20,660	Corporate Expenses	37

Total	$20,874		$(95)		$45

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.3 million. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $21.3 million.

21.	Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	June 30,
	2007	2008	2009

Net income (loss)	$(32,203)	$51,173	$1,775
Foreign currency translation adjustment(1)	2,940	302	(17,884)
Fair value adjustments for cash flow hedges, net(2),(3)	4,426	(7,870)	(8,152)

Total comprehensive income (loss)	$(24,837)	$43,605	$(24,261)

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Comprehensive Income (Loss) (continued)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income (loss) on the balance sheet were gains of $37.6 million, $37.9 million and $20.2 million, respectively, as of June 30, 2007, 2008 and 2009.

(2)	Net of $2.2 million, $3.8 million and $7.7 million of tax for the years ended June 30, 2007, 2008 and 2009, respectively.

(3)	Net of $0.8 million, $1.2 million and $2.0 million which were reclassified into earnings for the years ended June 30, 2007, 2008 and 2009, respectively.

Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on put options designated as cash flow hedges of $37 thousand, $8.7 million of net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions and unrealized losses on terminated cross-currency interest rate swaps of $3.5 million at June 30, 2009, compared to net unrealized losses on put options designated as cash flow hedges of $0.2 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $3.6 million at June 30, 2008.

22.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2009 and 2008 are as follows:

					Year
	Three Months Ended				Ended
	September 30	December 31	March 31	June 30	June 30
	(Unaudited)
	(In thousands except per share data)

Fiscal 2009:
Revenues	$153,076	$132,173	$118,164	$124,440	$527,853
Income before income taxes	18,611	22,029	16,262	(40,104)	16,798
Net income	13,385	11,646	7,901	(31,157)	1,775
Basic earnings per share	0.55	0.49	0.33	(1.30)	0.07
Diluted earnings per share	0.55	0.49	0.33	(1.30)	0.07
Fiscal 2008:
Revenues	$130,856	$141,721	$149,313	$150,294	$572,184
Income before income taxes	20,510	21,900	22,631	22,147	87,188
Net income	12,054	12,964	13,829	12,326	51,173
Basic earnings per share	0.50	0.54	0.57	0.51	2.12
Diluted earnings per share	0.49	0.52	0.56	0.51	2.08

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The information required by this Item with respect to executive officers, directors, the Audit Committee of the Board of Directors?SU?,?EU? the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”)

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The code of ethics is publicly available on our website at http://www.dfg.com/ethics.asp. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item with respect to security ownership or certain beneficial owners and management will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
As of June 30, 2009:

The following table sets forth, as of June 30, 2009, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of			Number of Securities
	Securities to	Weighted-Average		Remaining
	be Issued	Exercise Price of		Available for
	Upon	Outstanding		Future Issuance
	Exercise of	Options,		Under Equity
	Outstanding Options,	Warrants and		Compensation
Plan Category	Warrants and Rights	Rights		Plans

Equity compensation Plans approved by Shareholders:
Options	1,575,184	$14.56		1,378,990	(a)
Restricted Shares/Restricted Stock Unit Awards	519,384		(b)		(a)
Equity compensation Plans not approved by Shareholders	—	—		—
Total	2,094,568	$14.56		1,378,990

(a)	895,485 of these shares may be issued as restricted shares/restricted stock unit awards under the 2007 Equity Incentive Plan.

(b)	Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(3) Exhibits.

(a)(3) Exhibits
Exhibit No.		Description of Document

2.1		Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(28)
3.1		Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3.2		Certificate of Amendment of the Certificate of Incorporation of Dollar Financial Group, Inc.(1)
3.3		Certificate of Change of Dollar Financial Group, Inc.(9)
3.4		Amended and Restated Bylaws of Dollar Financial Group, Inc.(2)
3.5		Amended and Restated Certificate of Incorporation of Dollar Financial Corp.(5)
3.6		Amended and Restated Bylaws of Dollar Financial Corp.(18)
4.1		Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee.(14)
4.2		Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers.(14)
10	.1(a)	Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of October 30, 2006.(11)
10	.1(b)	First Amendment to Credit Agreement dated May 22, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp., parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto.(13)
10	.1(c)	Second Amendment to Credit Agreement dated June 20, 2007, among Dollar Financial Corp., certain subsidiaries of Dollar Financial Corp. parties thereto, Credit Suisse Securities (USA) LLC, Wells Fargo National Association and the lenders party thereto.(13)
10	.2*	Dollar Financial Corp. 1999 Stock Incentive Plan(8)
10	.3*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan.(15)
10	.4*	Form of Stock Option Agreement for 2005 Stock Incentive Plan.(7)
10	.5*	Form of Stock Option Grant Notice for 2005 Stock Incentive Plan.(7)
10	.6*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. 2005 Stock Incentive Plan(27)
10	.7*#	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan
10	.8*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of January 1, 2009(21)
10	.9*	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(21)
10	.10*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants.(15)

(a)(3) Exhibits
Exhibit No.		Description of Document

10	.11*	Dollar Financial Corp. Special Retention Award Letter to Randy Underwood.(26)
10	.12*	Dollar Financial Corp. Special Retention Award Letter to Paul Mildenstein.(26)
10	.13*	Dollar Financial Corp. Fiscal 2007 Cash Bonus Plan(10)
10	.14*	Dollar Financial Corp. Fiscal 2008 Executive Management Bonus Plan(10)
10	.15*	Dollar Financial Corp. 2008 Key Management Bonus Plan(10)
10	.16*#	Dollar Financial Corp. Fiscal 2009 Executive Management Bonus Program
10	.17*#	Dollar Financial Corp. 2009 Key Management Bonus Program
10.18		Dollar Financial Corp. Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund L.P, a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and Dollar Financial Corp.(2)
10.19		Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss.(5)
10.20		Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss.(6)
10	.21*	Employment Agreement, dated as of October 5, 2007, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(17)
10	.22*	Amendment No. 1 to Employment Agreement by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss, dated December 18, 2008(23)
10	.23*	Employment Agreement, dated as of December 19, 2003, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Donald Gayhardt.(3)
10	.24*	Amendment No. 1 to Employment Agreement by and among Donald Gayhardt, the Company and DFG, dated April 9, 2007.(12)
10	.25*	Amended and Restated Employment Agreement by and among Norman Miller, the Company and DFG, dated as of May 14, 2008(19)
10	.26*	Amended and Restated Employment Agreement by and among Randy Underwood, the Company and DFG, dated as of May 15, 2008(19)
10	.27*	Amended and Restated Employment Agreement by and among Roy Hibberd, the Company and DFG, dated as of May 14, 2008(19)
10	.28*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009(24)
10	.29*	Amended and Restated Service Agreement dated September 11, 2007, by and between Dollar Financial UK Ltd. and Paul Mildenstein.(16)
10	.30*	Consulting Agreement, by and between Dollar Financial Group, Inc. and Donald F. Gayhardt, dated June 1, 2008(20)
10	.31*	Letter Agreement with Donald F. Gayhardt for the Extension of the Exercise Period for Stock Options, dated May 30, 2008(20)
10.32		Form of Director Indemnification Agreement.(4)
10.33		Form of Guaranty.(9)
10	.34*	Dollar Financial Corp. 2007 Equity Incentive Plan(18)

(a)(3) Exhibits
Exhibit No.		Description of Document

10	.35*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan(22)
10	.36*	Form of Stock Option Grant Notice for 2007 Equity Incentive Plan(22)
10	.37*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)(22)
10.38		Summary Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased, and Ronald Adrien Oriet, as plaintiffs and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated June 5, 2009(25)
10	.39*#	Dollar Financial Corp. Fiscal 2010 Executive Management Bonus Program
10	.40*#	Dollar Financial Corp. Fiscal 2010 Key Management Bonus Program
10	.41*#	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan (International Grantee)
10	.42*#	Form of Restricted Stock Grant Document for the 2007 Stock Incentive Plan
21	.1#	Subsidiaries of the Registrant.(9)
23	.1#	Consent of Ernst & Young LLP
31	.1#	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31	.2#	Certification of President Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31	.3#	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
32	.1#	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2#	Certification of President Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3#	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 19, 1996 (File No. 333-18221)
(2)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)
(3)		Incorporated by reference to the Registration Statement on Form S-1 filed on March 12, 2004 (File No. 333-113570)
(4)		Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)
(5)		Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on July 7, 2004 (File No. 333-113570)
(6)		Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)
(7)		Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)
(8)		Incorporated by reference to the Registration Statement on Form S-8 filed by Dollar Financial Corp. on March 15, 2005 (File No. 333-123320)
(9)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Corp. on July 28, 2005 (File No. 333-126951-17)
(10)		Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 18, 2007 (File No. 333-18221)
(11)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Group, Inc. on November 2, 2006 (File No. 333-18221)

(a)(3) Exhibits
Exhibit No.	Description of Document

(12)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 13, 2007 (File No. 000-50866)
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 26, 2007 (File No. 000-50866)
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 11, 2007 (File No. 000-50866)
(17)	Incorporated by reference to the Current Report on Form 8-K filed October 9, 2007 (File No. 000-50866)
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 21, 2007 (File No. 000-50866)
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 15, 2008 (File No. 000-50866)
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 5, 2008 (File No. 000-50866)
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008 (File No. 000-50866)
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 5, 2008 (File No. 000-50866)
(23)	Incorporated by reference to the Current Report on Form 8-K filed December 22, 2008 (File No. 000-50866)
(24)	Incorporated by reference to the Current Report on Form 8-K filed March 20, 2009 (File No. 000-50866)
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 9, 2009 (File No. 000-50866)
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 19, 2007 (File No. 000-50866)
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866
(28)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)

*	Management contracts and compensatory plans and arrangements

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant named below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on September 3, 2009.

DOLLAR FINANCIAL CORP.

By:	/s/ RANDY UNDERWOOD
Randy Underwood
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on September 3, 2009 in the capacities indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	September 3, 2009

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	September 3, 2009

/s/ DAVID JESSICK David Jessick	Director	September 3, 2009

/s/ KENNETH SCHWENKE Kenneth Schwenke	Director	September 3, 2009

/s/ CLIVE KAHN Clive Kahn	Director	September 3, 2009

/s/ JOHN GAVIN John Gavin	Director	September 3, 2009

/s/ RON MCLAUGHLIN Ron McLaughlin	Director	September 3, 2009

/s/ MICHAEL KOOPER Michael Kooper	Director	September 3, 2009