Form 10-Q
period 2009-09-30
DOLLAR FINANCIAL CORP
filed 2009-11-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑ No     ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes     ☐ No     ☑
As of October 31, 2009, 24,130,015 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX
     Exhibit 10.1
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2009	2009
	(as adjusted, see Note 1)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,602	$226,665
Loans receivable, net:
Loans receivable	126,826	137,398
Less: Allowance for loan losses	(12,132)	(13,393)

Loans receivable, net	114,694	124,005
Loans in default, net of an allowance of $17,000 and $18,021	6,436	6,831
Other receivables	7,299	3,719
Prepaid expenses and other current assets	22,794	21,490
Current deferred tax asset, net of valuation allowance of $4,816 and $4,816	39	310

Total current assets	360,864	383,020
Deferred tax asset, net of valuation allowance of $84,972 and $87,223	27,062	25,724
Property and equipment, net of accumulated depreciation of $99,803 and $106,403	58,614	59,204
Goodwill and other intangibles	454,347	467,255
Debt issuance costs, net of accumulated amortization of $6,815 and $7,792	9,869	9,556
Other	10,709	11,547

Total Assets	$921,465	$956,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,298	$33,345
Income taxes payable	14,834	10,503
Accrued expenses and other liabilities	70,588	81,570
Debt due within one year	5,880	3,811
Current deferred tax liability	71	1,180

Total current liabilities	127,671	130,409
Fair value of derivatives	10,223	36,239
Long-term deferred tax liability	18,876	21,730
Long-term debt	530,425	529,540
Other non-current liabilities	25,192	18,520
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,102,985 shares and 24,130,015 shares issued and outstanding at June 30, 2009 and September 30, 2009, respectively	24	24
Additional paid-in capital	311,301	312,675
Accumulated deficit	(110,581)	(105,308)
Accumulated other comprehensive income	8,018	12,103

Total Dollar Financial Corp. stockholders’ equity	208,762	219,494
Non-controlling interest	316	374

Total stockholders’ equity	209,078	219,868

Total Liabilities and Stockholders’ Equity	$921,465	$956,306

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2008	2009
	(as adjusted, see Note 1)
Revenues:
Check cashing	$48,532	$37,802
Fees from consumer lending	81,498	78,989
Money transfer fees	7,610	6,823
Franchise fees and royalties	1,177	942
Other	14,259	17,252

Total revenues	153,076	141,808

Store and regional expenses:
Salaries and benefits	40,803	36,736
Provision for loan losses	15,251	11,696
Occupancy	11,324	10,847
Depreciation	3,592	3,374
Returned checks, net and cash shortages	6,135	2,264
Telephone and communications	2,079	1,838
Advertising	2,812	3,447
Bank charges and armored carrier service	3,633	3,466
Other	13,637	12,244

Total store and regional expenses	99,266	85,912

Store and regional margin	53,810	55,896

Corporate and other expenses:
Corporate expenses	19,521	20,351
Other depreciation and amortization	1,040	1,052
Interest expense, net	11,547	11,624
Unrealized foreign exchange loss	—	7,827
Provision for litigation settlements	509	1,267
Loss on store closings	4,938	318
Other (income) expense, net	(258)	160

Income before income taxes	16,513	13,297
Income tax provision	5,226	7,966

Net income	11,287	5,331
Less: Net income attributable to non-controlling interests	—	58

Net income attributable to Dollar Financial Corp.	$11,287	$5,273

Net income per share:
Basic	$0.47	$0.22
Diluted	$0.46	$0.22
Weighted average shares outstanding:
Basic	24,178,350	23,998,357
Diluted	24,371,126	24,480,544
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income (loss)	Equity

Balance, June 30, 2009 (audited)	24,102,985	$24	$311,301	$(110,581)	$316	$8,018	$209,078

Comprehensive income:
Foreign currency translation						4,522	4,522
Cash flow hedges						(437)	(437)
Net income				5,273			5,273
Total comprehensive income							9,358
Restricted stock grants	36,329
Stock options exercised	1,042	—	6				6
Vested portion of granted restricted stock and restricted stock units			543				543
Retirement of common stock	(10,341)
Other stock compensation			825				825
Net income attributable to non-controlling interest					58		58

Balance, September 30, 2009 (unaudited)	24,130,015	$24	$312,675	$(105,308)	$374	$12,103	$219,868

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2008	2009

Cash flows from operating activities:
Net income	$11,287	$5,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,390	5,422
Provision for loan losses	15,251	11,696
Non-cash stock compensation	2,292	1,368
Minority interest	—	58
Losses on store closings	1,761	155
Unrealized foreign exchange loss	—	7,827
Deferred tax provision	380	3,895
Non-cash interest	2,182	2,394
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(23,460)	(14,670)
(Increase) decrease in prepaid expenses and other	(3,507)	606
Decrease in accounts payable, accrued expenses and other liabilities	(7,222)	(5,191)

Net cash provided by operating activities	4,354	18,833
Cash flows from investing activities:
Additions to property and equipment	(5,233)	(5,514)

Net cash used in investing activities	(5,233)	(5,514)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,257	6
Purchase of company stock	(3,469)	—
Other debt payments	(990)	(7,991)
Net increase in revolving credit facilities	8,611	—
Payment of debt issuance and other costs	(103)	(122)

Net cash provided by (used in) financing activities	7,306	(8,107)
Effect of exchange rate changes on cash and cash equivalents	(11,446)	11,851

Net (decrease) increase in cash and cash equivalents	(5,019)	17,063
Cash and cash equivalents at beginning of period	209,714	209,602

Cash and cash equivalents at end of period	$204,695	$226,665

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned and majority owned subsidiaries (collectively the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO and its wholly owned and majority owned subsidiaries. Through its subsidiaries, the Company provides retail financial services and document processing services to the general public through a network of 1,188 locations (of which 1,032 are company owned) operating primarily as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques®, The Check Cashing Store, American Payday Loans, American Check Casher, Cash Advance USA and We The People® in 19 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,149 locations (including 1,032 company-owned) in 15 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services and various other related services. Also, included in this network is the Company’s Poland operation acquired in June 2009 which provides financial services to the general public through in-home servicing.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Subsequent Event
The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 9, 2009, there were no subsequent events which required accounting recognition in the financial statements. See Note 11 for a further discussion on subsequent events.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments (continued)
The total fair value of the Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027 was approximately $165.4 million at September 30, 2009. This fair value relates to the face value of the Senior Convertible Notes and not the carrying value recorded on the Company’s balance sheet. The total fair value of the Canadian Term Facility was approximately $248.4 million at September 30, 2009. The total fair value of the U.K. Term Facility was $73.2 million at September 30, 2009.
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

	Three Months Ended
	September 30,
	2008	2009
Net income	$11,287	$5,273
Reconciliation of denominator:
Weighted average of common shares outstanding — basic [1]	24,178	23,998
Effect of dilutive stock options [2]	164	221
Effect of unvested restricted stock and restricted stock unit grants	29	262

Weighted average of common shares outstanding — diluted	24,371	24,481

(1)	Excludes 41 and 105 shares of unvested restricted stock, which are included in total outstanding common shares as of September 30, 2008 and 2009, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
Stock Based Employee Compensation
The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) states that 1,718,695 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
Compensation expense related to share-based compensation included in the statement of operations for the three months ended September 30, 2008 and 2009 was $0.7 million and $1.2 million, respectively, net of related tax effects.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended
	September 30,
	2008	2009
Expected volatility	43.9%	55.0%
Expected life (years)	6.0	6.0
Risk-free interest rate	3.42%	3.30%
Expected dividends	None	None
Weighted average fair value	$7.84	$8.72
A summary of the status of stock option activity for the three months ended September 30, 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2009 (911,623 shares exercisable)	1,575,184	$14.56	7.8	$3.0
Granted	196,246	$15.81
Exercised	(1,042)	$5.82
Forfeited and expired	(1,926)	$17.75

Options outstanding at September 30, 2009	1,768,462	$14.70	8.1	$4.6

Exercisable at September 30, 2009	979,691	$16.25	7.0	$1.5

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2009 was $0.1 million and was $1.5 million for the three months ended September 30, 2008. As of September 30, 2009, the total unrecognized compensation cost over a weighted-average period of 2.2 years, related to stock options, is expected to be $3.0 million. Cash received from stock options exercised for the three months ended September 30, 2009 and 2008 was zero and $3.3 million, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2009	105,458	$11.03
Vested	(231)	$27.04

Outstanding at September 30, 2009	105,227	$10.99

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value

Outstanding at June 30, 2009	413,926	$11.25
Granted	200,829	$15.95
Vested	(36,896)	$18.80
Forfeited	(1,563)	$17.46

Outstanding at September 30, 2009	576,296	$12.39

As of September 30, 2009, there was $7.4 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three months ended September 30, 2009 was $0.7 million.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (“ASC”) 805-10 (formerly SFAS 141R, Business Combinations). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. Additionally, the Statement changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. The Company adopted the provisions of this Statement on July 1, 2009.
In December 2007, the FASB issued ASC 810-10 (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. The Company adopted the provisions of this Statement on July 1, 2009. As a result of the adoption of this standard, the Company restated all periods presented to retroactively give effect to this change.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all periods presented. Also the adoption of the Statement, reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.
The Company recognized a cumulative-effect adjustment of $7,809 reducing the July 1, 2008 balance of retained earnings and reducing the carrying amount of our convertible debt to the discounted value with the discount recorded through additional paid-in capital. The retroactive application of ASC 470-20 resulted in the recognition of additional pre-tax non-cash interest expense for the three months ended September 30, 2008 of $2,098, or $0.09 per diluted share.
The following table sets forth the effect of the retrospective application of ASC 470-20 on certain reported line items:

	Three Months Ended September 30, 2008
	As Previously
Consolidated Statement of Operations	Reported	Adjustment	As Adjusted
Interest expense, net	$9,449	$2,098	$11,547
Net income	13,385	(2,098)	11,287

	June 30, 2009
	As Previously
Consolidated Balance Sheet	Reported	Adjustment	As Adjusted
Debt issuance costs, net	11,044	(1,175)	9,869
Long-term debt	569,110	(38,685)	530,425
Additional paid-in capital	257,385	53,916	311,301
Accumulated deficit	(94,175)	(16,406)	(110,581)
The restated debt and equity components recognized for the Company’s convertible notes as of June 30, 2009 were as follows:

Principal amount of convertible notes	$200,000
Unamortized discount (1)	38,685
Net carrying amount	161,315

(1)	Remaining recognition period of 3.5 years as of June 30, 2009
In April 2009, the FASB issued ASC 825-10 (formerly FSP SFAS 107-b Disclosures about Fair Value of Financial Instruments). The Statement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the Statement for the first quarter fiscal 2010.
In June, 2009, the FASB issued ASC 105-10 (formerly SFAS 168 Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles). The Statement establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company has adopted this Statement for the quarterly period ended September 30, 2009, as required, and adoption has not had a material impact on the Company’s consolidated financial statements.
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
On April 21, 2009, the Company entered into a purchase agreement to acquire all of the shares of Express Finance Limited, a U.K. Internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $6.8 million in cash. In addition, the agreement provides for an earnings-related contingent consideration amount based on the results for the two years following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.8 million to net assets acquired, including $2.8 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $6.0 million and was recorded as goodwill.
On June 29, 2009, the Company entered into a purchase agreement to acquire substantially all of the assets of 2 pawn shops located in Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $3.4 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.6 million and was recorded as goodwill.
On June 30, 2009, the Company entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.8 million in cash and the assumption of approximately $6.3 million in debt. The holders of the assumed debt are current shareholders of Optima. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $1.3 million to net assets acquired, including $7.4 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.8 million and was recorded as goodwill.
During fiscal 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom for a purchase price of approximately $2.1 million that resulted in an aggregate increase in goodwill of $1.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.
During the first quarter of fiscal 2010, there were no acquisitions, however, $0.3 million and $0.3 million of purchase accounting adjustments were made to the Robert Biggar Limited and Optima, S.A., respectively.
One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the strategy is the intention to grow our network through acquisitions. The Company’s acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of the industry’s, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangibles.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2008	$419.4
Acquisitions:
Express Finance Limited	6.0
Robert Biggar Limited	4.3
Optima, S.A.	4.6
Various small acquisitions	1.5
Foreign currency adjustment	(29.3)

Balance at June 30, 2009	$406.5

Purchase accounting adjustments:
Robert Biggar Limited	0.3
Optima, S.A.	0.3
Foreign currency adjustment	9.0

Balance at September 30, 2009	$416.1

The following pro forma information for the three months ended September 30, 2008 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Express Finance, Robert Biggar and Optima acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

Three months ended
September 30,
2008
(Unaudited in thousands
except per share amounts)

Revenue	$157,429
Net income	$12,028
Net income per common share — basic	$0.50
Net income per common share — diluted	$0.49
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2009 are as follows (in thousands):

	United		United
	States	Canada	Kingdom	Total
Balance at June 30, 2008	$205,210	$141,843	$72,298	$419,351
Acquisitions	5,125	51	11,287	16,463
Foreign currency translation adjustments	—	(17,441)	(11,819)	(29,260)

Balance at June 30, 2009	$210,335	$124,453	$71,766	$406,554
Acquisitions and purchase accounting adjustments	257	—	264	521
Foreign currency translation adjustments	494	10,488	(1,952)	9,030

Balance at September 30, 2009	$211,086	$134,941	$70,078	$416,105

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles (continued)
The following table reflects the components of intangible assets (in thousands):

	June 30,	September 30,
	2009	2009
	Gross	Gross
	Carrying	Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$406,554	$416,105
Reacquired franchise rights	47,793	51,150

	$454,347	$467,255

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2009, there was no impairment of goodwill. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with the “Contingencies” Topic of the FASB Codification. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, National Money Mart Company (“Money Mart”), on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions (the “Ontario Litigation”). The action, alleged violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The plaintiff’s motion for class certification was granted on January 5, 2007. The trial of the common issues commenced on April 27, 2009 but was suspended when the parties reached a settlement. During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, Money Mart, recorded a charge of USD 57.4 million in relation to the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces described below. There is no assurance that the Ontario settlement of a class action proceeding in the provinces of Canada will receive final Court approval or that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at June 30, 2009, and additional accruals may be required in the future. As of September 30, 2009, the remaining provision of approximately $53.4 million is included in the Company’s accrued expenses.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. In December 2007 the plaintiffs filed a motion to add OPCO as a defendant in this action and in March 2008 an order was granted adding OPCO as a defendant. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted. The action is presently in the discovery phase and a summary trial is scheduled to commence in March 2010.
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
California Legal Proceedings
On September 11, 2006, Caren Bufil commenced a lawsuit against OPCO; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil sought and obtained class certification of the action alleging that OPCO failed to provide non-management employees with meal and rest breaks required under California law. The suit sought an unspecified amount of damages and other relief. In September 2009, the Company was successful in settling the action, and has recorded a charge of $1.3 million. The settlement is subject to court approval and although likely, there is no assurance that such approval will occur.
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
In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued the Company, Ira and Linda Distenfield, IDLD Inc., and WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and IDLD, Inc. and seeks over $9.0 million in damages. Following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, in October 2008, the plaintiff filed a request to arbitrate with relief requested in the amount of $0.4 million. In August 2009, plaintiff amended her petition to arbitrate and increased it to $650,000.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
The Company believes the material allegations in the complaint with respect to the Company and WTP are without merit and intends to defend the matter vigorously.
In September 2007, Jacqueline Fitzgibbons, who claims to be a former customer of a WTP store, commenced a lawsuit against the Company and others in California Superior Court for Alameda County. The suit alleges on behalf of a putative class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Fitzgibbons claims, among other things, that the Company and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition of the Company’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and tremble damages pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Court granted, in part, the Company’s motion to dismiss certain claims alleged by the plaintiffs. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. A motion to certify the class was heard on October 19, 2009 and, in a tentative ruling, the court denied Plaintiffs’ motion for class certification of claims for fraud, false advertising and violations of the Consumer Legal Remedies Act. However, the Court tentatively granted class certification of the claim that alleges that We The People’s services and business model violate certain unfair competition laws in California. The Court invited oral argument and a final ruling is expected to be issued shortly. The Company is defending these allegations vigorously and believes that the claims and the assertion of class status are without merit.
In August 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against the Company, its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business; (ii) the unauthorized practice of law; and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. In November 2008, the original six plaintiffs were dismissed by plaintiffs’ counsel and the initial complaint was also later dismissed. In January 2009, former WTP customers, Philip Jones and Carol Martin, on behalf of a punitive class of Missouri customers, filed a lawsuit in St. Louis County against the Company and its subsidiary, We The People USA, Inc., and a St. Louis WTP franchisee entity alleging claims similar to the initial August 2008 suit. These new plaintiffs also seek class certification. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.
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
In June 2009, a demand for arbitration was filed by a current We The People franchisee, Frank Murphy, Jr., against the Company’s subsidiaries, We The People USA, Inc., and We The People LLC. The demand alleges violations by We The People of certain obligations under the Franchise Agreement and seeks $1.0 million for losses relating to these violations. WTP believes the allegations are without merit and intends to defend the matter vigorously.
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
6. Fair Value Measurements
The Fair Value Measurements and Disclosures Topic of the FASB Codification specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Fair Value Measurements (continued)
Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	September 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial instruments	$—	$324	$—	$324

Liabilities
Derivative financial instruments	$—	$36,239	$—	$36,239
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.
7. Segment Information
The Company categorizes its operations into three operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in all operating segments are check cashing, single-payment consumer loans, money orders, money transfers and other ancillary services. As a result of the mix of service offerings and diversity in the respective regulatory environments, there are differences in each operating segment’s profit margins. The Company’s operations in Poland are included within the United States segment. Additionally, the United States operating segment includes all corporate headquarters expenses that have not been charged out to the operating segments in the United States, Canada and United Kingdom. This factor also contributes to the lower pre-tax results reported in this segment. Those unallocated corporate headquarters expenses are $1.7 million for the three months ended September 30, 2008 and $2.3 million for the three months ended September 30, 2009.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Segment Information (continued)
All operations for which segment data is presented below are principally in one industry (check cashing, consumer lending and ancillary services) (in thousands):

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2008
Total assets	$284,813	$461,286	$172,102	$918,201
Goodwill and other intangibles, net	205,509	182,058	67,781	455,348
Sales to unaffiliated customers:
Check cashing	14,437	20,543	13,552	48,532
Fees from consumer lending	22,803	37,197	21,498	81,498
Money transfer fees	1,592	4,409	1,609	7,610
Franchise fees and royalties	538	639	—	1,177
Other	2,860	7,525	3,874	14,259

Total sales to unaffiliated customers	42,230	70,313	40,533	153,076

Provision for loan losses	6,978	5,895	2,378	15,251
Interest expense, net	6,362	3,267	1,918	11,547
Depreciation and amortization	1,457	1,716	1,459	4,632
Provision for litigation settlements	509	—	—	509
Loss on store closings	2,647	2,291	—	4,938
Other income, net	—	(182)	(76)	(258)
Income before income taxes	(10,965)	18,650	8,828	16,513
Income tax provision	(51)	3,171	2,106	5,226

	United		United
	States	Canada	Kingdom	Total

As of and for the three months ended September 30, 2009
Total assets	$276,685	$503,549	$176,072	$956,306
Goodwill and other intangibles, net	211,382	180,151	75,722	467,255
Sales to unaffiliated customers:
Check cashing	10,906	17,339	9,557	37,802
Fees from consumer lending	19,156	35,216	24,617	78,989
Money transfer fees	1,276	4,048	1,499	6,823
Franchise fees and royalties	355	587	—	942
Other	2,502	6,932	7,818	17,252

Total sales to unaffiliated customers	34,195	64,122	43,491	141,808
Provision for loan losses	4,206	3,771	3,719	11,696
Interest expense, net	4,656	5,369	1,599	11,624
Depreciation and amortization	1,292	1,578	1,556	4,426
Unrealized foreign exchange loss (gain)	13	(89)	7,903	7,827
Provision for litigation settlements	1,267	—	—	1,267

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Segment Information (continued)

	United		United
	States	Canada	Kingdom	Total

Loss on store closings	174	208	(64)	318
Other expense (income), net	218	(29)	(29)	160
(Loss) income before income taxes	(7,495)	18,259	2,533	13,297
Income tax provision	1,334	5,755	877	7,966
8. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by the use of derivative financial instruments. Specifically, certain of the Company’s foreign operations in the United Kingdom and Canada expose the Company to fluctuations in interest rates and foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency because the debt is denominated in a currency other than the subsidiary’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. Dollar.
Cash Flow Hedges of Foreign Exchange Risk
Operations in the United Kingdom and Canada have exposed the Company to changes in the CAD-USD and GBP-USD foreign exchange rates. From time to time, the Company’s U.K. and Canadian subsidiaries purchase investment securities denominated in a currency other than their functional currency. The subsidiaries hedge the related foreign exchange risk typically with the use of out of the money put options because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of September 30, 2009, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks for the months of October, November and December:

Foreign Currency Derivates	Notional	Notional
	Sold	Purchased
CAD Put/USD Call Options	C$10,500,000	$9,705,825
GBP Put/USD Call Options	GBP3,900,000	$6,435,000
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
8. Derivative Instruments and Hedging Activities (continued)
hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.
On May 7, 2009, the Company executed an early settlement of its two cross-currency interest rate swaps hedging variable-rate borrowings at its foreign subsidiary in the United Kingdom. As a result, the Company discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
As of September 30, 2009, the Company had the following outstanding derivatives that were used to hedge both interest rate risk and foreign exchange risk:

	Pay Fixed	Pay Fixed Strike	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD184,029,651	7.135%	$160,050,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD61,614,448	7.130%	$53,350,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD84,055,350	7.070%	$72,750,000	3 mo. LIBOR + 2.75% per annum
Tabular Disclosures
The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of September 30, 2009 (in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments(1)

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Prepaid Expenses	$324	Other Liabilities	$—
Cross Currency Swaps	Derivatives		Derivatives	36,239

Total derivatives designated as hedging instruments		$324		$36,239

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Derivative Instruments and Hedging Activities (continued)
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the period ending September 30, 2009 (in thousands).
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2009

				Location of Gain or	Amount of Gain or
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized			Derivative	Derivative
	in OCI on	Location of Gain or	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	(Loss) Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in SFAS 133	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign Exchange Contracts	$(46)	Foreign currency gain / (loss)	$—	Other income /(expense)	$—
		Interest Expense	(364)	Other income /(expense)	9
Cross Currency Swaps	649	Corporate Expenses	102

Total	$603		$(262)		$9

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2008

				Location of Gain or	Amount of Gain or
				(Loss) Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized			Derivative	Derivative
	in OCI on	Location of Gain or	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	(Loss) Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in SFAS 133	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign Exchange Contracts	$579	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
		Interest Expense	—	Other income / (expense)	—
Cross Currency Swaps	5,122	Corporate Expenses	—

Total	$5,701		$—		$—

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
As of September 30, 2009, the fair value of derivatives is in a net liability position of $48.4 million. This amount includes accrued interest but excludes the adjustment for nonperformance risk related to these agreements. As of September 30, 2009, the Company has not posted any collateral related to the agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $48.5 million.
9. Comprehensive Income
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

	Three months ended
	September 30,
	2008	2009
Net income	$11,287	$5,273
Foreign currency translation adjustment(1)	(11,196)	4,522
Fair value adjustments for cash flow hedges, net(2)(3)	3,341	(437)

Total comprehensive income	$3,432	$9,358

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $26.7 million and $24.1 million respectively as of September 30, 2008 and 2009.

(2)	Net of $1.7 million and $0.4 million of tax for the three months ended September 30, 2008 and 2009, respectively.

(3)	Net of $0.3 million and $0.5 million which were reclassified into earnings for the three months ended September 30, 2008 and 2009, respectively.
Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on put options designated as cash flow hedges of $8 thousand, $10.1 million of net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions and unrealized losses on terminated cross-currency interest rate swaps of $1.9 million at September 30, 2009, compared to net unrealized losses on put options designated as cash flow hedges of $0.4 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $0.9 million at September 30, 2008.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes
Income Tax Provision
The provision for income taxes was $8.0 million for the three months ended September 30, 2009 compared to a provision of $5.2 million for the three months ended September 30, 2008. The Company’s effective tax rate was 59.9% for the three months ended September 30, 2009 and was 31.6% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to the Company’s reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the Company’s three months fiscal 2009 provision for income taxes related to these two items was a tax benefit of $3.5 million. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to the Company’s reserve for uncertain tax positions. Prior to the global debt restructuring in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At September 30, 2009 the Company maintained deferred tax assets of $118.0 million which is offset by a valuation allowance of $92.0 million of which $2.2 million was provided for in the period. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$116.9	$89.8	$27.1
U.S. increase/(decrease)	2.0	2.1	(0.1)
Foreign increase/(decrease)	(0.9)	0.1	(1.0)

Balance at September 30, 2009	$118.0	$92.0	$26.0

The $118.0 million in deferred tax assets consists of $45.1 million related to net operating losses and the reversal of temporary differences, $45.4 million related to foreign tax credits and $27.5 million in foreign deferred tax assets. At September 30, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $45.1 million, which reflects an increase of $2.0 million during the period. The net operating loss carry forward at September 30, 2009 was $105.9 million. The Company believes that its ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.4 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $27.5 million. Of this amount $1.4 million was recorded by the Company’s Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time the Company has not identified any potential for capital gains against which to offset the loss.
As described in Note 1 to this financial statement, the Company restated its historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required the Company to establish an initial deferred tax liability related to its 2.875% convertible notes (the Notes), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Note discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its US subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At September 30, 2009, the deferred tax liability associated with the Notes was $12.7 million.
At June 30, 2009, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million which, if recognized, would decrease the effective tax rate. At September 30, 2009, the Company had $8.7 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes (continued)
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended September 30, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
11. Subsequent Events
On October 2, 2009 the Company entered into an agreement to acquire a merchant cash advance business in the United Kingdom. The acquired company primarily provides working capital needs to small retail businesses by providing cash advances against a percentage of future credit card sales. The purchase price for the acquired company, which currently manages a receivable portfolio of approximately $3.0 million, was $4.9 million.
On October 28, 2009 the Company entered into an agreement to acquire Military Financial Services, LLC (“MFS”). MFS is an established business that provides services to active military personnel to obtain auto loans in the United States made by a third-party national bank. The third-party national bank approves the loan application, funds and services the loans and bears the credit risks. The purchase price payable by the Company is approximately $118 million, as adjusted to reflect the working capital of MFS and its subsidiaries as of the closing date as provided in the purchase agreement. The consummation of the acquisition is subject to the consent of the Company’s lenders under its current senior credit facility, the procurement by the Company and its subsidiaries of sufficient financing and the satisfaction of other customary closing conditions. The Company expects to complete the acquisition in December 2009, however there is no assurance that the acquisition will be consummated at that time or thereafter. The purchase agreement may be terminated by the Company or the sellers at any time after December 31, 2009 due to a failure to satisfy any of the closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three months ended September 30, 2009 and 2008. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
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
On June 30, 2008, as part of a process to rationalize our United States markets, we made a determination to close 24 of our unprofitable stores in various United States markets. In August 2008, we identified another 30 stores in the United States and 17 stores in Canada that were under-performing and which were closed or merged into a geographically proximate store. The primary cease-use date for these stores was in September 2008. Customers from these stores were transitioned to our other stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. Subsequent to the initial expense amounts recorded, we have recorded an additional $0.9 million of additional lease obligation expense for these locations. During the fourth quarter of fiscal 2009 we announced the closing of an additional 60 under-performing U.S. store locations. We recorded costs for severance and other retention benefits of approximately $0.4 million and store closure related costs of approximately $3.2 million consisting primarily of lease obligations and leasehold improvement write-offs. During the first quarter of fiscal 2010 we recorded an additional $0.3 million of store closure related costs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
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

On June 30, 2009, we completed the acquisition of 76% of the outstanding equity of an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the U.K. approximately 100 years ago. Customer sales and service activities are managed through an extensive network of local commission based representatives across five provinces in northwestern Poland.
During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, Money Mart, recorded a charge of US$57.4 million in relation to the pending settlement of a class action proceeding in the province of Ontario, Canada and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces. There is no assurance that the settlement of a class action proceeding in the provinces of Canada will receive final Court approval or that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued, and additional accruals may be required in the future. As of September 30, 2009, the remaining provision of approximately $53.4 million is included in our accrued expenses.
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
Subsequent Events
On October 2, 2009 the Company entered into an agreement to acquire a merchant cash advance business in the United Kingdom. The acquired company primarily provides working capital needs to small retail businesses by providing cash advances against a percentage of future credit card sales. The purchase price for the acquired company, which currently manages a receivable portfolio of approximately $3.0 million, was $4.9 million.
On October 28, 2009, the Company entered into an agreement to acquire Military Financial Services, LLC, which we refer to as MFS. MFS is an established business that provides services to active military personnel to obtain auto loans in the United States made by a third party national bank. The third party national bank approves the loan application, funds and services the loans and bears the credit risks. The purchase price payable by the Company is approximately $118 million, as adjusted to reflect the working capital of MFS and its subsidiaries as of the closing date as provided in the purchase agreement. The consummation of the acquisition is subject to the consent of the Company’s lenders under its current senior credit facility, the procurement by the Company and its subsidiaries of sufficient financing and the satisfaction of other customary closing conditions. The Company expects to complete the acquisition in December 2009, however there is no assurance that the acquisition will be consummated at that time or thereafter. The purchase agreement may be terminated by the Company or the sellers at any time after December 31, 2009 due to a failure to satisfy any of the closing conditions.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenues for the three months ended September 30, 2009 and 2008 were $0.9 million and $1.2 million, respectively.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance of $18.0 million at September 30, 2009 and $17.0 million at June 30, 2009, is reported on our balance sheet in loans in default, net, and was $6.8 million at September 30, 2009 and $6.4 million at June 30, 2009.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States, Canada and the United Kingdom. The Company also has a corporate reporting unit which consists of costs related to corporate infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned. Goodwill is assigned to the reporting unit that benefit from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit; we would be required to perform a second step to the impairment test, as this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.
For the U.S. reporting unit, the amount of goodwill has increased significantly since June 30, 2007 primarily due to the acquisitions of APL and CCS during fiscal 2008. During 2009, the overall fair value of the U.S. reporting unit has declined based on the Company’s internal models; however, the performance of the two aforementioned acquisitions has continued to perform above initial expectations and the recent closure of unprofitable U.S. stores has improved store margins. Therefore, the fair value of the U.S. reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the continued economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending product, could reduce the fair value of the U.S. goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.
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
We consider this to be one of the significant accounting estimates used in the preparation of our consolidated financial statements. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond our long term business plan period. We perform our goodwill impairment test annually as of June 30, and our reacquired franchise rights impairment test annually as of December 31. At the date of our last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, we may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience a significant disruption to our business, unexpected significant declines in our operating results, divestiture of a significant component of our business, a sustained decline in market capitalization, particularly if it falls below our book value, or a significant change to the regulatory environment in which we operate. While we believe we have made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible a material change could occur, including if actual experience differs from the assumptions and considerations used in our analyses. These differences could have a material adverse impact on the consolidated results of operations, and cause us to perform the second step impairment test, which could result in a material impairment of our goodwill. We will continue to monitor our actual cash flows and other factors that may trigger a future impairment in the light of the current global recession.
Derivative Instruments and Hedging Activities
The Derivative and Hedging Topic of the FASB Codification requires companies to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Topic also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by the Derivative and Hedging Topic of the FASB Codification, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
The income taxes topic of the FASB Codification requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. As of September 30, 2009, this requirement did not result in any adjustment in our liability for unrecognized income tax benefits.
Results of Operations
Constant Currency Analysis
We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to facilitate the comparability of performance between periods and to quantify the impact of the fluctuation in foreign exchange rates. We also utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended September 30, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9114 and $1.6399, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9610 and $1.8911, respectively. Note — all conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one British Pound Sterling.
We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the U.S.; therefore, we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. As such, changes in foreign currency exchange rates primarily impact reported earnings and generally not our actual cash flow.
Revenue Analysis

	Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2008	2009	2008	2009
Check cashing	$48,532	$37,802	31.7%	26.7%
Fees from consumer lending	81,498	78,989	53.2%	55.7%
Money transfer fees	7,610	6,823	5.0%	4.8%
Franchise fees and royalties	1,177	942	0.8%	0.7%
Other revenue	14,259	17,252	9.3%	12.1%

Total revenue	$153,076	$141,808	100.0%	100.0%

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
Total revenues for the three months ended September 30, 2009 decreased $11.3 million, or 7.4%, as compared to the three months ended September 30, 2008. The impact of foreign currency accounted for approximately $10.0 million of the decrease, offset in part by new store openings and acquisitions of approximately $9.4 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues decreased by $10.7 million.
Consolidated check cashing revenue decreased 22.1%, or $10.7 million, period-over-period. There was a decrease of $2.4 million related to foreign exchange rates and increases from new stores and acquisitions of $0.6 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, check cashing revenues were down $8.9 million or 18.4%, for the current three month period. Check cashing revenues from our U.S., Canadian and U. K. businesses declined 24.5%, 11.0%, and 18.7%, respectively (based on constant currency reporting), over the previous year’s period. On a consolidated constant currency basis, the face amount of the average check cashed decreased 2.5% to $508 for the first quarter of fiscal 2010 compared to $521 for the prior year period, while the average fee per check cashed increased by 3.2% to $19.79. Also, global check counts declined by 19.6% from 2.5 million in the first quarter of fiscal 2009 to 2.0 million for the same period in the current year fiscal year.
Consolidated fees from consumer lending were $79.0 million for the first quarter of fiscal 2010, representing a decrease of 3.1% or $2.5 million compared to the prior year period. The impact of foreign currency fluctuations accounted for a decrease of approximately $5.5 million that was offset by new stores and acquisitions of $7.4 million. The remaining decrease of $4.4 million was primarily due to decreases in our U.S. consumer lending business which decreased by 21.9%. This decline is a result of store closures and our credit granting processes which are developed to decrease our risk exposure to certain customer segments by reducing the amount we are willing to loan to these segments. This decrease is partially offset by an increase in U.K. consumer lending business of 31.9%, which is bolstered in part by growth in the U.K. pawn lending business. The Company’s newly acquired business in Poland also contributed approximately $1.2 million in consumer lending revenues during the current quarter.
Money transfer fees for the quarter decreased in reported amounts by $0.8 million, when adjusted for currency and excluding the impact from new stores and acquisitions, decreased by $0.5 million or 6.7% for the three months ended September 30, 2009 as compared to the year earlier period. On a constant currency basis and excluding the impact from new stores and acquisitions, other revenue increased by $3.1 million for the quarter, principally due to the success of the foreign exchange product, the debit card business, gold sales and other ancillary products.
Store and Regional Expense Analysis

	Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2008	2009	2008	2009
Salaries and benefits	$40,803	$36,736	26.7%	25.9%
Provision for loan losses	15,251	11,696	10.0%	8.2%
Occupancy	11,324	10,847	7.4%	7.6%
Depreciation	3,592	3,374	2.3%	2.4%
Returned checks, net and cash shortages	6,135	2,264	4.0%	1.6%
Telephone and communications	2,079	1,838	1.4%	1.3%
Advertising	2,812	3,447	1.8%	2.4%
Bank Charges and armored carrier expenses	3,633	3,466	2.4%	2.4%
Other	13,637	12,244	8.8%	8.8%

Total store and regional expenses	$99,266	$85,912	64.8%	60.6%

Store and regional expenses were $85.9 million for the three months ended September 30, 2009 compared to $99.3 million for the three months ended September 30, 2008, a decrease of $13.4 million or 13.5%. The impact of foreign currency accounted for approximately $5.7 million of the decrease. On a constant currency basis, store expenses decreased by $7.6 million. For the current year quarter, total store and regional expenses decreased from 64.8% of total revenue to 60.6% of total revenue year over year. After adjusting for constant currency reporting, the percentage of total store and regional expenses as compared to total revenue remained relatively consistent at 64.4%.
In relation to our business units and on a constant currency basis, store and regional expenses decreased by $9.6 million and $4.3 million in the United States and Canada, respectively. The decreases in these two units are consistent with the closure of approximately 135 U.S. and Canadian stores during fiscal 2009. The adjusted store and regional expenses in the United Kingdom increased by approximately $5.3 million for the three months ended September 30, 2009 as compared to the prior year which is commensurate with the revenue growth in that country. Store and regional expenses in the Company’s business in Poland were approximately $1.0 million.

Corporate and Other Expense Analysis

	Three Months Ended September 30,
			(Percentage of total
	($ in thousands)		revenue)
	2008	2009	2008	2009
Corporate expenses	$19,521	$20,351	12.8%	14.4%
Other depreciation and amortization	1,040	1,052	0.7%	0.7%
Interest expense, net	11,547	11,624	7.5%	8.2%
Unrealized foreign exchange loss	—	7,827	—%	5.5%
Provision for litigation settlements	509	1,267	0.3%	0.9%
Loss on store closings	4,938	318	3.2%	0.2%
Other (income) expense	(258)	160	(0.2)%	0.1%
Income tax provision	5,226	7,966	3.4%	5.6%
Corporate Expenses
Corporate expenses were $20.4 million for the three months ended September 30, 2009 and $19.5 million for the three months ended September 30, 2008. On a constant currency basis, corporate expenses increased by approximately $1.4 million, reflecting the previously announced increased investment in global management capabilities and infrastructure to support future global store and product expansion plans, as well as the continuing active acquisition strategy.
Other Depreciation and Amortization
Other depreciation and amortization expenses remained relatively unchanged and were approximately $1.0 million for the three months ended September 30, 2009 and 2008.
Interest Expense
Interest expense, net was $11.6 million for the three months ended September 30, 2009 and remained relatively unchanged from $11.5 million from the prior year. As a result of the early termination of the U.K. cross-currency swaps, the U.K. debt’s interest rate is now variable and lower than in the prior year. The impact of this change is reduced interest expense of approximately $0.9 million. This reduction was offset by increased interest expense on the Company’s revolving credit facility, increased non-cash interest expense on the Company’s convertible debt and a reduction in the amount of interest income earned by the Company.
Unrealized Foreign Exchange Loss
Unrealized foreign exchange loss of $7.8 million for the three months ended September 30, 2009 is due to unrealized foreign exchange losses associated with the U.K. term loans and intercompany balances. With the early settlement of the cross-currency interest rate swaps in May 2009, all unrealized foreign exchange gains and losses related to the U.K. term loans will continue to be reflected in earnings.
Provision for litigation settlements
Provision for litigation settlements was $1.3 million for the three months ended September 30, 2009 compared to $0.5 million for the same period in the prior year.

Loss on Store Closings
We incurred an additional $0.3 million charge in the three months ended September 30, 2009 related to the previously announced closure of 60 underperforming stores in the United States. The additional expenses recorded during the current three month period related to continuing occupancy costs and store closure related expenses as well as the buy-out of certain terminated leases.
Income Tax Provision
The provision for income taxes was $8.0 million for the three months ended September 30, 2009 compared to a provision of $5.2 million for the three months ended September 30, 2008. Our effective tax rate was 59.9% for the three months ended September 30, 2009 and was 31.6% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our three months fiscal 2009 provision for income taxes related to these two items was a tax benefit of $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At September 30, 2009, we maintained deferred tax assets of $118.0 million which is offset by a valuation allowance of $92.0 million of which $2.2 million was provided for in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$116.9	$89.8	$27.1
U.S. increase/(decrease)	2.0	2.1	(0.1)
Foreign increase/(decrease)	(0.9)	0.1	(1.0)

Balance at September 30, 2009	$118.0	$92.0	$26.0

The $118.0 million in deferred tax assets consists of $45.1 million related to net operating losses and the reversal of temporary differences, $45.4 million related to foreign tax credits and $27.5 million in foreign deferred tax assets. At September 30, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $45.1 million, which reflects an increase of $2.0 million during the period. The net operating loss carry forward at September 30, 2009 was $105.9 million. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $45.4 million. Additionally, we maintain foreign deferred tax assets in the amount of $27.5 million. Of this amount $1.4 million was recorded by our Canadian affiliate during fiscal 2008 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.4 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss.

As described in Note 1 to this financial statement, the Company restated its historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required the Company to establish an initial deferred tax liability related to its 2.875% convertible notes (the Notes), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Note discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its US subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At September 30, 2009, the deferred tax liability associated with the Notes was $12.7 million.
At June 30, 2009, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million which, if recognized, would decrease the effective tax rate. At September 30, 2009, we had $8.7 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had approximately $0.6 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended September 30, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Discussion and analysis for each geographic segment
Following is a discussion and analysis of the operating results of each of our reportable segments:
The following table presents each reportable segment’s revenue and store and regional margin results:

	Three Months Ended September 30,
			Percent/
	($ in thousands)		Margin
	2008	2009	Change
Revenue:
United States (1)	$42,230	$34,195	(19.0)%
Store and regional margin	10.1%	14.2%	4.1 pts.
Canada	$70,313	$64,122	(8.8)%
Store and regional margin	47.1%	51.2%	4.1 pts.
United Kingdom	$40,533	$43,491	7.3%
Store and regional margin	40.6%	41.8%	1.2 pts.

Total Revenue	$153,076	$141,808	(7.4)%

Store and regional margin	$53,810	$55,896	3.9%
Store and regional margin percent	35.2%	39.4%	4.2 pts.

(1) For the three months ended September 30, 2009 the results of Poland are included with the United States results.
The following table presents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

		Three Months Ended September 30,
			Pre-tax
	Revenue		Income/(Loss)
	2008	2009	2008	2009

United States (1)	27.6%	24.1%	(66.4)%	(56.4)%
Canada	45.9%	45.2%	112.9%	137.3%
United Kingdom	26.5%	30.7%	53.5%	19.1%

Total	100.0%	100.0%	100.0%	100.0%

(1) For the three months ended September 30, 2009 the results of Poland are included with the United States results.
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
United States
Total U.S. revenues were $33.0 million (excluding Poland) for the three months ended September 30, 2009 compared to $42.2 million for the three months ended September 30, 2008, a decrease of 21.8%. This decline is primarily related to decreases of $3.5 million and $4.9 million in check cashing and consumer lending revenue, respectively. The decrease in check cashing revenue is related to the recession and other factors which resulted in decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 257 thousand and with a corresponding decrease in face value of approximately $122 million. The face amount of the average check has decreased by 3.3% and the average fee has decreased from $12.75 to $12.47.
Increasing unemployment through all sectors of the U.S. economy in the current period negatively impacted consumer lending volumes. As a result of current economic conditions, we are seeking to take a more cautious approach to lending in all of our segments, including the United States. Lastly, the closure of underperforming stores during the fourth quarter of the prior fiscal year has also contributed to lower year-over-year lending volumes. U.S. funded loan originations decreased 18.4% or $30.6 million in the current year’s period as compared to the year earlier period. Included with the U.S. results, is approximately $1.2 million of revenues related to the Company’s newly acquired operations in Poland.
Store and regional expenses in the United States decreased by $9.6 million, or 25.4%, from the first quarter of fiscal year 2009 as compared to the current period. The significant decrease is consistent with the closure of 114 underperforming stores in fiscal 2009. We continue to closely monitor and control expenses. Further, the U.S. provision for loan losses as a percentage of loan revenues decreased by 9.8 pts from 30.6% for the three months ended September 30, 2008 as compared to 20.8% for the current three month period due to improved collections and a tightening of our lending criteria.
Store and regional margins in the United States (excluding Poland’s results) increased to 14.4% for the three months ended September 30, 2009 compared to 10.1% for the same period in the prior year. The U.S. store and regional margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. Management is addressing the lower U.S. margins which is evidenced by the closure of 114 underperforming stores during fiscal 2009. It is anticipated that the closure of those mostly underperforming stores will be accretive to earnings, which is supported by the strong growth in U.S. store and regional margins during the quarter ended September 30, 2009 as compared to the year earlier period.
The U.S. pre-tax loss was $7.5 million for the three months ended September 30, 2009 compared to a pre-tax loss of $11.0 million for the same period in the prior year. Additional expenses associated with increased corporate expenses of approximately $1.5 million and increased provisions for legal settlement expenses of $0.8 million were offset by decreases in U.S. intercompany interest expense of $1.8 million, reduction in store closure expenses of $2.5 million and increases in intercompany transfer pricing revenues of $1.3 million.
Canada
Total Canadian revenues were $64.1 million for the three months ended September 30, 2009, a decrease of 8.8%, or $6.2 million as compared to the year earlier period. The impact of foreign currency rates accounted for $3.4 million of this decrease. On a constant dollar basis, the decrease in current year revenues was primarily a result of a $2.3 million decrease in check cashing revenue. On a constant dollar basis, check cashing revenues in Canada were impacted by the recession, resulting in decreases in the number of checks and the total value of checks cashed — down by 16.2% and 16.6%, respectively. The average face amount per check decreased by 0.6%, while the average fee per check increased by 6.2% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Store and regional expenses in Canada decreased $5.9 million or 15.9% from $37.2 million in the first quarter of fiscal 2009 to $31.3 million in the current year’s fiscal period. Of this decrease approximately $1.7 million related to the impacts of changes in foreign currency rates. The remaining decrease of approximately $4.2 million is primarily related to the decrease in salaries and benefits, provision for loan losses and returned checks. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 5.0 pts from 15.8% to 10.8%. Overall Canada’s store and regional margin percentage has increased from 47.1% to 51.2%. The solid improvement in this area is the result of the Company’s efforts to reduce costs and promote efficiencies.
The Canadian pre-tax income was $18.3 million for the three months ended September 30, 2009 compared to pre-tax income of $18.7 million for the same period in the prior year. On a constant dollar basis, Canada’s pre-tax income was up by approximately $0.5 million. In addition to increased store and regional operating margins of $1.5 million, pre-tax income was negatively impacted by decreases in intercompany interest income and intercompany transfer pricing expenses of $3.6 million offset by reduced corporate expenses and store closure expenses of approximately $2.7 million.
United Kingdom
Total U.K. revenues were $43.5 million for the three months ended September 30, 2009 compared to $40.5 million for the year earlier period, an increase of $3.0 million or 7.3%. The increase was offset by a decrease of approximately $6.6 million related to the impact of changes in foreign currency rates. On a constant dollar basis and excluding the impact of acquisitions, U.K. year-over-year revenues have increased by $1.5 million, or 3.7%. Both consumer lending and other revenues (pawn broking, gold scrap sales, foreign exchange products and debit cards) were up by $0.8 million and $3.9 million, respectively. As in the other two business sectors, U.K. check cashing revenues (also on a constant dollar basis and excluding acquisitions/new stores) was impacted by the recession and decreased by approximately $3.1 million, or 22.8%. Rising unemployment and the shrinking construction industry in the London area, principally due to the slowing housing market, were the primary drivers of the decreased check cashing fees in the United Kingdom.
U.K. store and regional expenses increased by $1.2 million, or 5.0% from $24.1 million for the three months ended September 30, 2008 as compared to $25.3 million for the current three month period. On a constant currency basis U.K. store and regional expenses increased by $5.3 million or 22.0%. The increase is consistent with an operation that is in a growth mode. There was an increase of 3.9 pts relating to the provision for loan losses as a percentage of loan revenues. On a constant currency basis, the rate for the three months ended September 30, 2008 was 11.1% while for the current three month period, the rate increased to 15.0%. On a constant currency basis, U.K. store and regional margin percentage has improved from 40.6% for the year earlier quarter to 41.3% for the current three month period ended September 30, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.
The U.K. pre-tax income was $2.5 million for the three months ended September 30, 2009 compared to $8.8 million for the same period in the prior year or a decrease of $6.3 million. On a constant currency basis the decrease year-over-year was $5.8 million. This decrease is primarily related to the unrealized foreign exchange losses related to the U.K. term loans of $9.0 million, increased corporate expenses and intercompany transfer pricing expenses of approximately $1.2 million, partially offset by the aforementioned increase of $4.3 million in store and regional margin.
Changes in Financial Condition
On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2009, cash and cash equivalents decreased $17.1, million which is net of a $11.9 million decline as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is no near term diminution in value from changes in currency exchange rates, and as a result, the cash balances are still fully available to fund the daily operations of the U.K. and Canadian business units. Net cash provided by operating activities was $18.8 million for the three months ended September 30, 2009 compared to $4.4 million for the three months ended September 30, 2008. The increase in net cash provided by operations was primarily the result of the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
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
Net cash provided by operating activities was $18.8 million for the three months ended September 30, 2009 compared to $4.4 million for the three months ended September 30, 2008. The increase in net cash provided from operating activities was primarily a result of the impact of foreign exchange rates on translated net income, timing differences in payments to third party vendors and a reduction in loans receivable.
Net cash used in investing activities was $5.5 million for the three months ended September 30, 2009 compared $5.2 million for the three months ended September 30, 2008. Our investing activities primarily related purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $21.2 million during our fiscal year ending June 30, 2010.
Net cash used in financing activities was $8.1 million for the three months ended September 30, 2009 compared to net cash provided by financing activities of $7.3 million for the three months ended September 30, 2008. The cash used in financing activities during the three months ended September 30, 2009 was primarily a result of debt payments of $8.0 million. The cash provided by financing activities during the three months ended September 30, 2008 was primarily a result of a net drawdown on our revolving credit facilities and the proceeds from the exercise of stock options offset in part by the repurchase of our common stock.

Credit Facilities. On October 30, 2006, we entered into our present Credit Agreement. The Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility, with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to$40.0 million denominated in Euros), which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of $25.0 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.
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
The Credit Agreement contains certain financial and other restrictive covenants, which among other things, require us to achieve certain financial ratios, limit capital expenditures, restrict payment of the dividends and obtain certain approvals if we want to increase borrowings. As of September 30, 2009, we are in compliance with all covenants.
Revolving Credit Facilities. We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility which has an interest rate of LIBOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At September 30, 2009, the borrowing capacity was $75.0 million. At September 30, 2009, there was no outstanding indebtedness under the U.S. Revolving Facility and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility which has an interest rate of CDOR plus 300 basis points, subject to reductions as we reduce our leverage. The facility terminates on October 30, 2011. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At September 30, 2009, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at September 30, 2009.
United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at September 30, 2009. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at September 30, 2009) plus 2.0%. Interest accrues on the net amount of the overdraft facility and the cash balance.
Debt Due Within One Year. As of September 30, 2009, debt due within one year consisted of $3.8 million mandatory repayment of 1.0% per annum of the original principal balance of the Canadian Term Facility and the U.K. Term Facility.

Long-Term Debt. As of September 30, 2009, long term debt consisted of $163.7 million of Convertible Notes and $365.8 million in term loans due October 30, 2012 under the Credit Agreement.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2009, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt:

Term loans due 2012	$369,642	$3,811	$7,621	$358,210	$—
2.875% Senior Convertible Notes due 2027	163,709	—	—	—	163,709
Operating lease obligations	138,272	34,257	49,506	28,915	25,594

Total contractual cash obligations	$671,623	$38,068	$57,127	$387,125	$189,303

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
Balance Sheet Variations
September 30, 2009 compared to June 30, 2009.
Loans receivable, net increased by $9.3 million to $124.0 million at September 30, 2009 from $114.7 million at June 30, 2009. Loans receivable, gross increased by $10.6 million and the related allowance for loan losses increased by $1.3 million. All of the Company’s business units showed increases in their loan receivable balances with the U.K. business comprising almost 47% of the increase followed by the newly acquired Poland business accounting for 24% of the consolidated increase. In constant dollars, the allowance for loan losses increased by $0.8 million and remained relatively constant at 9.6% of outstanding principal balances at both September 30, 2009 and June 30, 2009. The following factors impacted this area:
•	Continued improvements in U.S. collections and our actions taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments, the historical loss rate, which is expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans declined have shown further improvement. The ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased by 13.0% from 4.6% at June 30, 2009 compared to 4.0% at September 30, 2009.

•	In constant dollars, the Canadian ratio of allowance for loan losses has decreased modestly from 3.3% at June 30, 2009 to 3.0% at September 30, 2009. This is continued improvement over allowance for loan loss rates at or near the 5.0% rates being recorded in early fiscal 2009.

•	In constant dollars, the U.K.’s allowance for loan losses remained relatively stable at approximately 8.5% of outstanding principal at both September 30, 2009 and June 30, 2009.
Loans in default, net increased by $0.4 million from $6.4 million at June 30, 2009 to $6.8 million at September 30, 2009. On a constant dollar basis, there was effectively no change in the net loans in default, balance from the end of the prior fiscal year.

Goodwill and other intangibles increased $12.9 million, from $454.3 million at June 30, 2009 to $467.3 million at September 30, 2009 due primarily to foreign currency translation adjustments of $12.4 million and by purchase accounting adjustments of $0.5 million.
Income taxes payable decreased $4.3 million, from $14.8 million at June 30, 2009 to $10.5 million at September 30, 2009 due primarily to timing of payment with taxing authorities.
Accrued expenses and other liabilities increased $11.0 million from $70.6 million at June 30, 2009 to $81.6 million at September 30, 2009 primarily due to the reclassification of $8.6 million from long-term to current related to a payment in connection with the anticipated Ontario class action settlement that is anticipated to be made in July of 2010. Foreign currency translation adjustments accounted for $4.0 million of the decrease.
The fair value of derivatives increased from a liability position of $10.2 million at June 30, 2009 to a liability of $36.2 million as of September 30, 2009 a change of $26.0 million. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates related to Canadian term loans.
Other non-current liabilities decreased by $6.7 million from $25.2 million at June 30, 2009 to $18.5 million at September 30, 2009 primarily due to the reclassification of $8.6 million noted in the discussion of accrued expenses.
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
Impact of Recent Accounting Pronouncement
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (“ASC”) 8055-10 (formerly SFAS 141R, Business Combinations). This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. Additionally, the Statement changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. We adopted the provisions of this Statement on July 1, 2009.
In December 2007, the FASB issued ASC 810-10 (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. We adopted the provisions of this Statement on July 1, 2009.
In March 2008, the FASB issued ASC 815-10 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities). The Statement applies to all derivative instruments and related hedged items accounted for under hedge accounting. The Statement requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract and (4) disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of the Statement on January 1, 2009.
In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be

Settled Upon Conversion (Including Partial Cash Settlement)). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. We adopted the Statement on July 1, 2009 and applied it retroactively to all periods presented. The adoption impacted the accounting of our 2.875% Senior Convertible Notes due 2027 resulting in additional interest expense of approximately $7.8 million and $8.6 million in fiscal years 2008 and 2009, respectively and additional interest expense of $2.1 million for the three months ended September 30, 2008. Also the adoption of the Statement reduced our debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.
In April 2009, the FASB issued ASC 825-10 (formerly FSP SFAS 107-b Disclosures about Fair Value of Financial Instruments). The Statement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted the provisions of the Statement for the first quarter fiscal 2010.
In May 2009, the FASB issued ASC 855-10 (formerly SFAS 165 Subsequent Events). The Statement requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. The Statement requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Statement also requires entities to disclose the date through which subsequent events have been evaluated. We adopted the provisions of the Statement, as required, the adoption did not have a material impact on our financial statements. We have evaluated subsequent events from the balance sheet date through November 6, 2009, see subsequent event note.
In June, 2009, the FASB issued ASC 105-10 (formerly SFAS 168 Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles). The Statement establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We adopted this Statement for the quarterly period ended September 30, 2009, as required, and adoption has not had a material impact on our consolidated financial statements.
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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in this Quarterly Report on Form 10-Q and other cautionary statements in this Item 1A of our annual report on Form 10-K for the year ended June 30, 2009. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	September 30,
	2008	2009
Company Operating Data:
Stores in operation:
Company-owned	1,064	1,032
Franchised stores and check cashing merchants	313	156

Total	1,377	1,188

	Three Months Ended
	September 30,
	2008	2009
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,318	$983	(1)
Face amount of average check	$521	$484	(2)
Average fee per check	$19.19	$18.60	(3)
Number of checks cashed (in thousands)	2,529	2,032

	Three Months Ended
	September 30,
	2008	2009
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$19,161	$9,433
Collections	(13,938)	(7,354)

Net write-offs	$5,223	$2,079

Collections as a percentage of returned checks	72.7%	78.0%
Net write-offs as a percentage of check cashing revenues	10.8%	5.5%
Net write-offs as a percentage of the face amount of checks cashed	0.40%	0.21%

(1)	Net of a $50 decrease as a result of the impact of exchange rates for the three months ended September 30, 2009.

(2)	Net of a $24 decrease as a result of the impact of exchange rates for the three months ended September 30, 2009.

(3)	Net of a $1.19 decrease as a result of the impact of exchange rates for the three months ended September 30 2009.

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended
	September 30th,
	2008	2009

U.S. company-funded consumer loan originations	$166,380	$135,803

Canadian company-funded consumer loan originations	232,845	199,167 (1)

U.K. company-funded consumer loan originations	111,884	109,828 (2)

Total company-funded consumer loan originations	$511,109	$444,798

U.S. Servicing revenues	$578	$—
U.S. company-funded consumer loan revenues	22,225	17,858
Canadian company-funded consumer loan revenues	37,197	35,215
U.K. company-funded consumer loan revenues	21,498	19,690

Total consumer lending revenues, net	$81,498	$72,763

Gross charge-offs of company-funded consumer loans	$59,477	$41,716

Recoveries of company-funded consumer loans	(47,439)	(32,966)

Net charge-offs on company-funded consumer loans	$12,038	$8,750

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.6%	9.4%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.2%	7.4%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.4%	2.0%

(1)	Net of a $10.5 million decrease as a result of the impact of exchange rates for the three months ended September 30, 2009.

(2)	Net of a $16.7 million decrease as a result of the impact of exchange rates for the three months ended September 30, 2009

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
Interest Rate Risk
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest. The Canadian debt has been effectively converted to the equivalent of a fixed rate basis. With the termination of the United Kingdom cross currency interest rate swaps in May 2009, changes in interest rates will have an impact on our consolidated statement of financial position. See the section entitled “Cross Currency Interest Rate Swaps”.
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2009, we held put options with an aggregate notional value of C$10.5 million and GBP 3.9 million to protect certain currency exposure in Canada and the United Kingdom through December 31, 2009. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2009, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009. As of September 30, 2009, amounts related to these derivatives qualifying as cash flow hedges amounted to an increase of stockholders’ equity of $8 thousand, net of tax, all of which is expected to be transferred to earnings in the next three months along with the earnings effects of the related forecasted transactions. The fair market value at September 30, 2009 was $0.3 million and is included in prepaid expenses on the balance sheet.
Canadian operations (exclusive of the unrealized foreign exchange gain of approximately $0.1 million and the loss on store closings of approximately $0.2 million) accounted for approximately 80.9% of consolidated pre-tax earnings for the three months ended September 30, 2009 and 95.4% of consolidated pre-tax earnings (exclusive of loss on store closings of approximately $2.3 million) for the three months ended September 30, 2008. U.K. operations (exclusive of unrealized foreign exchange losses of approximately $7.9 million) accounted for approximately 45.7% of consolidated pre-tax earnings for the three months end September 30, 2008 and approximately 40.2% of consolidated pre-tax earnings for the three months ended September 30, 2008. U.S. operations (exclusive of litigation expense of $1.3 million and losses on store closings of approximately $0.2 million) accounted for approximately (26.7%) of consolidated pre-tax earnings for the three months ended September 30, 2009 and (35.6%) of consolidated pre-tax earnings (exclusive of litigation expense of $0.5 million and losses on store closings of $0.5 million) for the three months ended September 30, 2008. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $26.1 million. These gains and losses are included in other comprehensive income.
We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in the three months ended September 30, 2009 of unrealized foreign exchange losses of approximately $7.8 million and losses on store closings of approximately $0.2 million) by approximately $2.9 million for the three months ended September 30, 2009 and $3.0 million (exclusive of losses on store closings of approximately $2.3 million) for the three months ended September 30, 2008. This impact represents 12.7% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2009 and 13.6% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2008.
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
On May 7, 2009, our U.K. subsidiary, terminated its two cross-currency interest rate swaps hedging variable-rate borrowings. As a result, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
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
On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. As of September 30, 2009, amounts related to cross-currency interest rate swaps amounted to a decrease in stockholders’ equity of $21.3 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2009 is a liability of $36.2 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2009, we recorded $9 thousand in earnings related to the ineffective portion of these cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” and in Part I, Item 1 “Note 11 Subsequent Events” of this Quarterly Report on Form 10-Q.
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
We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 75.9% of our total revenues during the three months ended September 30, 2009 and 72.4% of our total revenues during the three months ended September 30, 2008. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.
Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.
A significant portion of our revenues is derived from cashing checks. Revenues from check cashing accounted for 26.7% of our total revenues during the three months ended September 30, 2009 and 31.7% of our total revenues during the three months ended September 30, 2008. Any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.
The price of our common stock may be volatile.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the three months ended September 30, 2009, the market price of our common stock has been as high as $18.99, and as low as $12.88. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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
Item 5. Other Information
In a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2009 (the “8-K”), the Company disclosed that, on June 5, 2009, National Money Mart Company (“Money Mart”) and Dollar Financial Group, Inc. (“DFG”), each a wholly-owned direct or indirect subsidiary of the Company, entered into a binding Summary Settlement Agreement providing for the settlement of their outstanding Ontario class action litigation (the “Ontario Class Action”) in which the plaintiffs claimed that the business model used by Money Mart resulted in the collection of fees in excess of the statutory limit for the payday loans made since 1997 to a group of Money Mart’s customers.
On November 6, 2009, Money Mart and DFG entered into a Detailed Settlement Agreement with the plaintiffs in the Ontario Class Action in which the parties detailed the obligations which were set forth in the Summary Settlement Agreement.
The Detailed Settlement Agreement requires court approval to become effective, and there can be no assurance that the Detailed Settlement Agreement will receive such approval. A court hearing to review and approve the settlement is scheduled for February 2010. The settlement does not reflect any admission of wrongdoing by the Company, Money Mart, DFG or any of their subsidiaries or affiliates.
The Detailed Settlement Agreement reconfirms the settlement terms agreed to by the parties in the Summary Settlement Agreement as disclosed by the Company in the 8-K. Under the terms of the Detailed Settlement Agreement:
1. Money Mart has and will make cash payments aggregating C$27.5 million, payable as follows:
     a. C$7.5 million was paid to plaintiff’s counsel upon the signing of the Summary Settlement Agreement and which is to be held in trust pending final court approval of the settlement terms;
     b. C$2.5 million upon final approval of the settlement by the court;
     c. C$10.0 million to be paid on July 15, 2010; and
     d. C$7.5 million to be remitted on July 15, 2011.
2. Money Mart will release approximately C$43.0 million of defaulted indebtedness of class members that has built up since 1997, as of April 30, 2009 and which is still outstanding as of December 31, 2009. Money Mart will take steps to notify all such class members that, as a result of this defaulted debt amnesty program, they will be returned to a status in good standing at any Money Mart location throughout Canada.
3. Money Mart will provide C$30.0 million in transaction credits for this broad group of customers, which can be applied in C$5.00 increments to future product transactions on most of Money Mart’s products.
The above summary of the material terms of the Detailed Settlement Agreement is qualified in its entirety by reference to the complete text of the Detailed Settlement Agreement filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is in its entirety incorporated in this Part II, Item 5 of this Quarterly Report on Form 10-Q by reference.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased and Ronald Adrien Oriet, as plaintiffs and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: November 9, 2009	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.