Form 10-Q
period 2009-12-31
DOLLAR FINANCIAL CORP
filed 2010-02-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
As of January 31, 2010, 24,231,708 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2009
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,602	$345,444
Loans receivable, net:
Loans receivable	126,826	142,364
Less: Allowance for loan losses	(12,132)	(15,765)

Loans receivable, net	114,694	126,599
Loans in default, net of an allowance of $17,000 and $17,085	6,436	7,256
Other receivables	7,299	22,283
Prepaid expenses and other current assets	22,794	22,592
Current deferred tax asset, net of valuation allowance of $4,816 and $4,816	39	602

Total current assets	360,864	524,776
Deferred tax asset, net of valuation allowance of $84,972 and $77,757	27,062	28,254
Property and equipment, net of accumulated depreciation of $99,803 and $112,214	58,614	61,572
Goodwill and other intangibles	454,347	591,945
Debt issuance costs, net of accumulated amortization of $6,815 and $2,111	9,869	20,606
Other	10,709	17,093

Total Assets	$921,465	$1,244,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,298	$30,748
Income taxes payable	14,834	18,433
Accrued expenses and other liabilities	70,588	92,307
Debt due within one year	5,880	193
Current deferred tax liability	71	2,357

Total current liabilities	127,671	144,038
Fair value of derivatives	10,223	47,207
Long-term deferred tax liability	18,876	18,163
Long-term debt	530,425	759,232
Other non-current liabilities	25,192	22,963
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,102,985 shares and 24,228,074 shares issued and outstanding at June 30, 2009 and December 31, 2009, respectively	24	24
Additional paid-in capital	311,301	334,145
Accumulated deficit	(110,581)	(98,178)
Accumulated other comprehensive income	8,018	16,372

Total Dollar Financial Corp. stockholders’ equity	208,762	252,363
Non-controlling interest	316	280

Total stockholders’ equity	209,078	252,643

Total Liabilities and Stockholders’ Equity	$921,465	$1,244,246

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Revenues:
Check cashing	$41,624	$38,537	$90,156	$76,339
Fees from consumer lending	67,254	82,746	145,607	160,188
Money transfer fees	6,784	7,091	14,394	13,914
Pawn service fees and sales	3,430	4,655	7,302	8,488
Other	13,081	19,712	27,790	35,620

Total revenues	132,173	152,741	285,249	294,549

Operating expenses:
Salaries and benefits	36,275	37,723	77,078	74,459
Provision for loan losses	14,899	12,662	30,150	24,358
Occupancy	10,316	10,838	21,640	21,685
Depreciation	3,170	4,071	6,762	7,445
Returned checks, net and cash shortages	4,227	2,630	10,362	4,894
Maintenance and repairs	2,804	2,880	6,220	5,695
Advertising	2,396	4,667	5,208	8,114
Bank charges and armored carrier service	3,130	3,457	6,763	6,923
Other	10,682	13,203	22,982	24,470

Total operating expenses	87,899	92,131	187,165	178,043

Operating margin	44,274	60,610	98,084	116,506

Corporate and other expenses:
Corporate expenses	17,594	22,949	37,114	43,300
Other depreciation and amortization	938	1,110	1,978	2,162
Interest expense, net	10,667	12,842	22,214	24,466
Loss on extinguishment of debt	—	8,813	—	8,813
Unrealized foreign exchange (gain) loss	—	(3,915)	—	3,912
Loss on derivatives not designated as hedges	—	3,285	—	3,275
Provison for litigation settlements	—	—	509	1,267
Loss on store closings	555	1,332	5,493	1,650
Other (income) expense, net	(5,412)	1,254	(5,669)	1,424

Income before income taxes	19,932	12,940	36,445	26,237
Income tax provision	10,383	5,904	15,609	13,870

Net income	9,549	7,036	20,836	12,367
Less: Net loss attributable to non-controlling interests	—	(94)	—	(36)

Net income attributable to Dollar Financial Corp.	$9,549	$7,130	$20,836	$12,403

Net income per share:
Basic	$0.40	$0.30	$0.87	$0.52
Diluted	$0.40	$0.29	$0.86	$0.50
Weighted average shares outstanding:
Basic	23,941,455	24,046,559	24,058,984	24,022,458
Diluted	23,980,968	24,849,876	24,156,745	24,657,334
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income (loss)	Equity
Balance, June 30, 2009 (audited)	24,102,985	$24	$311,301	$(110,581)	$316	$8,018	$209,078

Comprehensive income:
Foreign currency translation						7,676	7,676
Cash flow hedges						678	678
Net income				12,403			12,403

Total comprehensive income							20,757
Restricted stock grants	138,620
Stock options exercised	6,586		100				100
Vested portion of granted restricted stock and restricted stock units			1,905				1,905
Retirement of common stock	(20,117)		—
Other stock compensation	—		1,612				1,612
Net income attributable to non-controlling interest			—		(36)		(36)
Debt Discount			37,346				37,346
Retirement of Debt Discount			(18,119)				(18,119)

Balance, December 31, 2009 (unaudited)	24,228,074	$24	$334,145	$(98,178)	$280	$16,372	$252,643

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2008	2009
Cash flows from operating activities:
Net income	$20,836	$12,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,199	11,160
Loss on extinguishment of debt	—	8,813
Change in fair value of derivatives not designated as hedges	—	2,885
Provision for loan losses	30,150	24,358
Non-cash stock compensation	3,672	3,517
Minority interest	—	(36)
Losses on store closings	1,813	211
Unrealized foreign exchange loss	—	3,681
Deferred tax provision	2,176	(3,072)
Acretion of debt discount and deferred issuance costs	4,363	5,686
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(33,739)	(42,580)
Increase in prepaid expenses and other	(2,164)	(603)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(20,636)	8,160

Net cash provided by operating activities	16,670	34,583
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,041)	(123,484)
Additions to property and equipment	(7,715)	(11,688)

Net cash used in investing activities	(9,756)	(135,172)
Cash flows from financing activities:
Proceeds from the issuance 10.375% Senior Notes	—	596,388
Proceeds from the exercise of stock options	3,257	100
Purchase of company stock	(7,492)	—
Repayment of term loan notes	(1,834)	(351,057)
Other debt payments	—	(6,992)
Net increase in revolving credit facilities	36,043	—
Payment of debt issuance and other costs	(114)	(19,056)

Net cash provided by financing activities	29,860	219,383
Effect of exchange rate changes on cash and cash equivalents	(37,124)	17,048

Net (decrease) increase in cash and cash equivalents	(350)	135,842
Cash and cash equivalents at beginning of period	209,714	209,602

Cash and cash equivalents at end of period	$209,364	$345,444

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. and its wholly owned and majority owned subsidiaries (collectively the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in its annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission as amended on Form 8-K on November 10, 2009 to reflect the adoption of ASC 470-20 and ASC 810-10. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO and its wholly owned and majority owned subsidiaries. Through its subsidiaries, the Company provides retail financial services to the general public through a network of 1,172 locations (of which 1,043 are company owned) operating primarily as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and The Check Cashing Store in the United States, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,158 locations (including 1,043 company-owned) in the United States, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, pawn service fees and various other related services. Also included in this network is the Company’s Poland operation acquired in June 2009 which provides financial services to the general public in Poland through in-home servicing.
Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd. (collectively, “DFS”), which was acquired in December 2009, the Company also provides services to enlisted military personnel seeking to purchase new and used vehicles. DFS markets its services through its branded Military Installment Loan and Education Services, or “MILES” program. DFS provides services to enlisted military personnel who make applications for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Additionally, DFS provides ancillary services such as vehicle service contracts and guaranteed asset protection, or GAP, insurance (through third parties), along with consultations regarding new and used automotive purchasing, budgeting and credit and ownership training. DFS’s revenue comes from fees which are paid by the third-party national bank and fees from the sale of ancillary products such as vehicle service contracts and GAP insurance coverage. DFS operates through an established network of arrangements with more than 580 franchised and independent new and used car dealerships, according to underwriting protocols specified by the third-party national bank.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Subsequent Events
The Company has evaluated all subsequent events through February 9, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements. As of February 9, 2010, there were no subsequent events which required accounting recognition in the financial statements other than those disclosed elsewhere in the this Form 10-Q.
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
Fair Value of Financial Instruments
The fair value of the Term Loan Facilities is calculated as the sum of the present value of all contractual cash flows. The fair value of the Company’s 2.875% Senior Convertible Notes due 2027 (“2027 Notes”) and 3.00% Senior Convertible Notes due 2028 (“2028 Notes”) are based on broker quotations. The fair value of 10.375% Senior Notes due 2016 (the “2016 Notes”) approximates the carrying value as of December 31, 2009. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.
The total fair value of the 2027 Notes and the 2028 Notes were approximately $73.3 million and $120.4 million, respectively, at December 31, 2009. These fair values relate to the face value of the 2027 and 2028 Notes and not the carrying value recorded on the Company’s balance sheet. The total fair value of the Canadian Term Facility was approximately $13.6 million at December 31, 2009. The total fair value of the U.K. Term Facility was $4.1 million at December 31, 2009.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Net income	$9,549	$7,130	$20,836	$12,403
Reconciliation of denominator:
Weighted average of common shares outstanding — basic [1]	23,941	24,047	24,059	24,022
Effect of dilutive stock options [2]	3	477	53	337
Effect of unvested restricted stock and restricted stock unit grants	37	326	45	298

Weighted average of common shares outstanding — diluted	23,981	24,850	24,157	24,657

(1)	Excludes 124 and 101 shares of unvested restricted stock, which are included in total outstanding common shares as of December 31, 2008 and 2009, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation
The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) states that 1,718,695 shares of its common stock may be awarded to employees, directors or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.
On November 15, 2007, the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000; provided, however, that no more than 1,250,000 shares may be awarded as restricted stock or restricted stock unit awards. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of the Company’s common stock. No grantee may receive an Award relating to more than 500,000 shares in the aggregate per fiscal year under the 2007 Plan.
Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.
Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2008 and 2009 was $1.0 million and $1.3 million, respectively, net of related tax effects and $1.8 million and $2.5 million , respectively, net of related tax effects for the six months ended December 31, 2008 and 2009
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Expected volatility	49.7%	54.5%	49.4%	54.9%
Expected life (years)	5.8	5.7	5.8	5.9
Risk-free interest rate	2.47%	3.01%	2.52%	3.23%
Expected dividends	None	None	None	None
Weighted average fair value	$3.51	$11.87	$3.73	$9.48
A summary of the status of stock option activity for the six months ended December 31, 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2009 (911,623 shares exercisable)	1,575,184	$14.56	7.8	$3.0
Granted	257,667	$17.42
Exercised	(6,586)	$15.23
Forfeited and expired	(20,067)	$16.12

Options outstanding at December 31, 2009	1,806,198	$14.95	7.6	$16.1

Exercisable at December 31, 2009	1,094,015	$15.77	6.8	$9.0

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2009 was zero and zero, respectively, and was zero and $1.5 million for the three and six months ended December 31, 2008. As of December 31, 2009, the total unrecognized compensation cost over a weighted-average period of 2.2 years, related to stock options, is expected to be $2.9 million. Cash received from stock options exercised for the three and six months ended December 31, 2009 was $0.1 million and $0.1 million, respectively. Cash received from stock options exercised for the three and six months ended December 31, 2008 was zero and $3.3 million, respectively.
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
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2009	105,458	$11.03
Granted	31,899	$22.86
Vested	(36,795)	$11.83

Outstanding at December 31, 2009	100,562	$14.49

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2009	413,926	$11.25
Granted	233,599	$16.73
Vested	(190,822)	$12.26
Forfeited	(13,493)	$16.86

Outstanding at December 31, 2009	443,210	$13.53

As of December 31, 2009, there was $7.5 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three and six months ended December 31, 2009 was $2.1 million and 2.8 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (“ASC”) 805-10 (formerly SFAS 141R), Business Combinations. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. Additionally, the Statement changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. The Company adopted the provisions of this Statement on July 1, 2009.
In December 2007, the FASB issued ASC 810-10 (formerly SFAS 160), Non-controlling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. The Company adopted the provisions of this Statement on July 1, 2009. As a result of the adoption of this standard, the Company restated all periods presented to retroactively give effect to this change.
In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all periods presented. The adoption impacted the accounting for the Company’s 2.875% Senior Convertible Notes due 2027 and 3.0% Senior Convertible Notes due 2028 (after their issuance in December 2009) resulting in additional interest expense of approximately $7.8 million and $8.6 million in fiscal years 2008 and 2009, respectively and additional interest expense of $2.1 million and $4.2 million for the three months and six months ended December 31, 2008. Also the adoption of the Statement, reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.
In April 2009, the FASB issued ASC 825-10 (formerly FSP SFAS 107-b) Disclosures about Fair Value of Financial Instruments. The Statement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the Statement for the first quarter fiscal 2010.
In June, 2009, the FASB issued ASC 105-10 (formerly SFAS 168) Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. For most entities, the Statement establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company has adopted this Statement for the quarterly period ended September 30, 2009, as required, and adoption has not had a material impact on the Company’s consolidated financial statements.
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
On June 30, 2009, the Company entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.8 million in cash and the assumption of approximately $6.3 million in debt. The holders of the assumed debt are current shareholders of Optima. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $1.3 million to net assets acquired, including $7.4 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.7 million and was recorded as goodwill.
During fiscal 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom that resulted in an aggregate increase in goodwill of $1.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.
On October 3, 2009, the Company entered into a purchase agreement to acquire all the shares of Merchant Cash Express Limited, a U.K. entity, which primarily provides working capital needs to small retail businesses by providing cash advances against a percentage of future credit and debit card sales. The aggregate purchase price for the acquisition was approximately $4.6 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $2.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $2.0 million and recorded as goodwill.
On December 23, 2009, the Company consummated the acquisition of all the shares of Military Financial Services, including its wholly-owned subsidiaries Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd (“DFS Acquisition”), which provide fee-based services for military personnel who obtain auto loans in the United States made by a third party national bank. The acquisition was effected pursuant to the terms of a share purchase agreement dated October 28, 2009. The aggregate purchase price for the acquisition was $123.3 million. In connection with the acquisition, we have also incurred transaction costs of approximately $0.6 million. The total purchase price of the acquisition, including transactions costs, was $123.9 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
Under the purchase method of accounting, the total estimated purchase price is allocated to DFS’ net tangible and intangible assets based on their current estimated fair values. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price is allocated as follows (in thousands):

Cash	$4,464
Other receivables	1,471
Other assets	2,883
Prepaid expenses and other current assets	1,990
Property and equipment	559
Accounts payable	(690)
Accrued expenses and other liabilities	(1,896)
Other non-current liabilities	(2,974)

Net tangible assets acquired	5,807
Definite-lived intangible assets acquired	28,890
Indefinite-lived intangible assets acquired	35,501
Goodwill	53,125

Total estimated purchase price	$123,323

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
Of the total estimated purchase price, an estimate of $5.8 million has been allocated to net tangible assets acquired, $28.9 million has been allocated to definite-lived intangible assets acquired and $35.5 million has been allocated to indefinite-lived intangible assets. The remaining purchase price has been allocated to goodwill. We anticipate that the entire amount of the goodwill recorded in connection with the DFS acquisition will be deductible for income tax purposes.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
The fair value of identifiable intangible assets is determined primarily using the “income method,” which starts with a forecast of all the expected future net cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of the market participant, include: the amount and timing of the projected future cash flows (including revenue, cost of sales, operating expenses and working capital/contributory asset charges); the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, as well as other factors. The components of the estimated fair value of the acquired identifiable intangible assets are as follows:

		Estimated
	Estimated Fair	Useful Lives
	Value	(Years)
Third-party bank financing contract	$15,177	5
Service warranty provider contract	7,164	5
Auto dealer relationships	4,253	5
GAP insurance provider contract	1,538	3
Payment processing contract	421	5
Non-compete contracts	337	2
Tradename/Program (DFS MILES Program)	35,501	Indefinite

	$64,391

During fiscal 2010, the Company completed various smaller acquisitions in United Kingdom that resulted in an aggregate increase in goodwill of $0.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million and $0.1 million of purchase accounting adjustments were made to the Robert Biggar Limited and Optima, S.A., respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2009	$406.5
Acquisitions:
Military Financial Services, LLC	53.1
Merchant Cash Express	2.0
Various small acquisitions	0.2
Purchase accounting adjustments:
Robert Biggar Limited	0.3
Optima, S.A.	0.1
Foreign currency adjustment	13.2

Balance at December 31, 2009	$475.4

The following pro forma information for the three and six months ended December 31, 2009 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Express Finance, Robert Biggar, Optima, MCE and DFS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2009	2008	2009
	(Unaudited in thousands except per		(Unaudited in thousands except per
	share amounts)		share amounts)
Revenue	$142,242	$158,549	$305,244	$308,098
Net income	$12,557	$8,858	$27,144	$18,828
Net income per common share — basic	$0.52	$0.37	$1.13	$0.78
Net income per common share — diluted	$0.52	$0.36	$1.11	$0.76

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2009 are as follows (in thousands):

	United	Dealers’ Financial		United
	States	Services	Canada	Kingdom	Total
Balance at June 30, 2009	$210,335	$—	$124,453	$71,766	$406,554
Acquisitions and purchase accounting adjustments	46	53,125	—	2,467	55,638
Foreign currency translation adjustments	620	—	13,787	(1,235)	13,172

Balance at December 31, 2009	$211,001	$53,125	$138,240	$72,998	$475,364

The following table reflects the components of intangible assets (in thousands):

	June 30,	December 31,
	2009	2009
	Gross	Gross
	Carrying	Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$406,554	$475,364
Reacquired franchise rights	47,793	52,313
DFS MILES Program	—	35,501

	$454,347	$563,178

Amortizable intangible assets:
Various contracts	$—	$28,767

Total intangible assets	$454,347	$591,945

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
Goodwill is tested for impairment annually as of June 30, or whenever events or changes in business circumstances indicate that an asset might be impaired. As of June 30, 2009, there was no impairment of goodwill. However, if market conditions were to deteriorate or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
Identified intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2009, there was no impairment of reacquired franchise rights or the DFS MILES Program. There can be no assurance that future impairment tests will not result in a charge to earnings.
The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates or a significant increase in our weighted average cost of capital used to discount expected future cash flows, may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in an additional impairment charge in future periods.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities
Due to the uncertainty surrounding the litigation process, except for those matters where an accrual has been provided, the Company is unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings discussed below. While the outcome of many of these matters is currently not determinable, the Company believes it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.
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
Canadian Legal Proceedings
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, National Money Mart Company (“Money Mart”), on behalf of a purported class of Ontario borrowers who, Smith claims, were subjected to usurious charges in payday-loan transactions (the “Ontario Litigation”). The action, alleged violations of a Canadian federal law proscribing usury, seeks restitution and damages, including punitive damages, and seeks injunctive relief prohibiting further alleged usurious charges. The plaintiff’s motion for class certification was granted on January 5, 2007. The trial of the common issues commenced on April 27, 2009 but was suspended when the parties reached a settlement. During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, Money Mart, recorded a charge of $57.4 million in relation to the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces described below. Court approval of the settlement is required and a hearing is presently scheduled for February 22, 2010. There is no assurance that the Ontario settlement will receive final Court approval or that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the pending class action proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at June 30, 2009, and additional accruals may be required in the future. As of December 31, 2009, the remaining provision of approximately $53.4 million is included in the Company’s accrued expenses.
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
On March 5, 2007, a former customer, H. Craig Day, commenced an action against OPCO, Money Mart and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from Money Mart in Alberta. The allegations, putative class and relief sought in the Day action are substantially the same as those in the Young action but relate to a claim period that commences before and ends after the claim period in the Young action and excludes the claim period described in that action. No steps have been taken in the action since March 2007.
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
On April 15, 2005, the solicitor acting for MacKinnon commenced a proposed class action against Money Mart on behalf of another former customer, Louise Parsons. Class certification of the consolidated MacKinnon and Parsons actions was granted on March 14, 2007. In December 2007, the plaintiffs filed a motion to add OPCO as a defendant in this action and in March 2008 an order was granted adding OPCO as a defendant. On July 25, 2008, the plaintiffs’ motion to certify the action against OPCO was granted. Discovery has been completed and a summary trial is scheduled to commence on March 15, 2010. In an affidavit recently filed in the action, the plaintiffs estimated damages in the amount of approximately C$120 million plus interest. Although the parties intend to engage in non-binding mediation before commencement of the summary trial, there is no assurance that the mediation, or any related settlement discussions, will be successful.
Similar purported class actions have been commenced against Money Mart in Manitoba, New Brunswick, Nova Scotia and Newfoundland. OPCO is named as a defendant in the actions commenced in Nova Scotia and Newfoundland. The claims in these additional actions are substantially similar to those of the Ontario action referred to above.
On April 26, 2006 and August 3, 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against Money Mart and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the respective insurance carriers. The Company intends to defend these actions vigorously.
At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from these matters.
California Legal Proceedings
On September 11, 2006, Caren Bufil commenced a lawsuit against OPCO; the claims in Bufil are substantially similar to the claims in a previously dismissed case. Bufil sought and obtained class certification of the action alleging that OPCO failed to provide non-management employees with meal and rest breaks required under California law. The suit sought an unspecified amount of damages and other relief. In September 2009, the Company was successful in settling the action, and has recorded a charge of $1.3 million. Preliminary court approval of the settlement was granted in November and final court approval will be scheduled later this year. The settlement is subject to court approval and although likely, there is no assurance that such approval will occur.
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
We The People Legal Proceedings
WTP’s business model for its legal document processing services business is being challenged in certain courts, as described below, which could result in WTP’s discontinuation of these services in any one or more jurisdictions. The company from which WTP bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees and/or WTP are defendants in various lawsuits. The principal litigation for the WTP business unit is as follows:

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
In May 2007, WTP met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating the We The People operation in the New York City area for over three years. The Attorney General’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and demanded WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the Attorney General’s Office hold the former New York City WTP owners liable for the alleged misconduct. The terms of the AOD are in negotiation.
In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued WTP, OPCO, Ira and Linda Distenfield and the Former WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges breach of franchise agreement, tortious interference with franchise agreement, breach of the covenant of good faith and fair dealing, unfair competition against defendants and breach of contract and deception and misrepresentation, unjust enrichment, fraudulent concealment of material facts against the Distenfields and the Former WTP and seeks over $9.0 million in damages. Following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, in October 2008, the plaintiff filed a request to arbitrate with relief requested in the amount of $0.4 million. In August 2009, the plaintiff amended her petition to arbitrate and increased it to $0.7 million. The arbitration is presently scheduled for March 2010. The Company believes the material allegations in the complaint with respect to OPCO and WTP are without merit and intends to defend the matter vigorously.
In September 2007, Jacqueline Fitzgibbons, a former customer of a WTP store, commenced a lawsuit against WTP and OPCO and others in California Superior Court for Alameda County. The suit alleges on behalf of a class of consumers and senior citizens that, from 2003 to 2007, We The People violated California law by advertising and selling living trusts and wills to certain California residents. Plaintiff claims, among other things, that WTP and others improperly conspired to provide her with legal advice, misled her as to what, if any, legitimate service We The People provided in preparing documents, and misled her regarding the supervising attorneys’ role in preparing documents. The plaintiff is seeking class certification, prohibition of WTP’s alleged unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, statutory and treble damages pursuant to various California business, elder abuse, and consumer protection codes. The complaint has been amended several times to add new parties and additional claims. The Court granted, in part, WTP’s motion to dismiss certain claims alleged by the plaintiffs. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. A motion to certify the class was heard in October 2009 and the court denied Plaintiffs’ motion for class certification of claims for fraud, false advertising and violations of the Consumer Legal Remedies Act but granted class certification of the claim that WTP’s business model violates certain unfair competition laws in California. A trial is presently scheduled for May 2010. The Company believes the allegations are without merit and is defending the action vigorously.
In August 2008, a group of six former We The People customers commenced a lawsuit in St. Louis County, Missouri against OPCO and its subsidiary, We The People USA, Inc. and WTP franchisees offering services to Missouri consumers. The plaintiffs allege, on behalf of a putative class of over 1,000 consumers that, from 2002 to the present, defendants violated Missouri law by engaging in: (i) an unauthorized law business; (ii) the unauthorized practice of law; and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking class certification, prohibition of the defendants’ unlawful business practices, and damages on behalf of the class in the form of disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, statutory and treble damages pursuant to various Missouri consumer protection codes. In November 2008, the original six plaintiffs were dismissed by plaintiffs’ counsel and the initial complaint was also later dismissed. In January 2009, former WTP customers, Philip Jones and Carol Martin, on behalf of a punitive class of Missouri customers, filed a lawsuit in St. Louis County against OPCO and its subsidiary, We The People USA, Inc., and a St. Louis WTP franchisee entity alleging claims similar to the initial August 2008 suit. These new plaintiffs also seek class certification. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.
On January 14, 2009, a demand for arbitration was made on behalf of Thomas Greene and Rebecca M. Greene, We The People franchisees, against We The People USA, Inc., We The People LLC and the Company. The demand alleged violations by We The People of certain state and federal franchise laws relating to (1) failure to register the franchise as a business opportunity with the Utah Division of Consumer Protection; (2) earnings claims representations and (3) failure to provide a disclosure document meeting the substantive and timing requirements mandated by the Utah Business Opportunity Act. The Greenes are demanding $0.4 million for losses

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
relating to the violations. The arbitration is presently scheduled for April 2010. WTP and the Company believe the allegations are without merit and intend to defend the matter vigorously.
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
It is the Company’s opinion that many of the WTP related litigation matters relate to actions undertaken by the Distenfields and the Former WTP during the period of time when they owned or managed We The People Forms and Service Centers USA, Inc.; this period of time was prior to the acquisition of the assets of the Former WTP by the Company. However, in many of these actions, the Company and WTP have been included as defendants in these cases as well. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters against WTP or the Company or any other Company litigation as well.
In addition to the matters described above, the Company continues to respond to inquiries it receives from state bar associations and state regulatory authorities from time to time as a routine part of its business regarding its legal document processing services business and its WTP franchisees.
5. Debt
The Company had debt obligations at June 30, 2009 and December 31, 2009 as follows (in thousands):

	June 30,	December 31,
	2009	2009
National Money Mart Company 10.375% Senior Notes due 2016	$—	$600,000
Issuance discount on Senior Notes	—	(3,635)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	161,315	66,601
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	—	77,801
Term loans due October 2012	368,722	1,608
Term loans due December 2014	—	17,050
Other	6,268	—

Total debt	536,305	759,425
Less: current portion of debt	(5,880)	(193)

Long-term debt	$530,425	$759,232

Senior Notes
On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company sold pursuant to Rule 144A under the Securities Act of 1933, as amended, $600 million aggregate principal amount of its 10.375% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, and the Company and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at a rate of 10.375% per year. National Money Mart Company is obligated to pay interest on the 2016 Notes on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. The maturity date of the 2016 Notes will be automatically shortened to November 30, 2012,

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
unless, prior to October 30, 2012, the aggregate principal amount of the Company’s outstanding 2.875% senior convertible notes due 2027 has been reduced to an amount less than or equal to $50.0 million by means of (i) the repurchase or redemption thereof , (ii) defeasance thereof or (iii) the exchange or conversion thereof into unsecured notes of the Company or any of its direct or indirect subsidiaries having no mandatory repayment prior to April 1, 2015, or into common stock of the Company. As of January 31, 2010, $80 million of the Company’s 2.875% senior convertible notes due 2027 remained outstanding. Upon the occurrence of certain change of control transactions, National Money Mart Company will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, National Money Mart Company will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015. In connection with the offering, National Money Mart Company agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act with respect to an offer to exchange the 2016 Notes for new 10.375% senior notes due 2016 of National Money Mart Company, with terms substantially similar to the 2016 Notes, no later than 90 days after the issuance of the 2016 Notes.
Convertible Notes
Senior Convertible Notes due 2027
On June 27, 2007, the Company issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “Old 2027 Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of approximately $6.5 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and are amortized to interest expense using the effective interest rate method over 5.5 years from the date of issuance. As a result of the exchange transactions described below, $80.0 million aggregate principal amount of the old 2027 Notes were outstanding as of December 31, 2009.
The Old 2027 Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations that are unsecured and unsubordinated. The Old 2027 Notes bear interest at the rate of 2.875% per year, payable every June 30 and December 31 beginning December 31, 2007. The Old 2027 Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the Old 2027 Notes may require the Company to repurchase in cash some or all of the Old 2027 Notes at any time before the Old 2027 Notes’ maturity following a fundamental change as defined in the Indenture dated June 27, 2007 (the “2027 Notes Indenture”).
The 2027 Notes Indenture includes a “net share settlement” provision that allows the Company, upon redemption or conversion, to settle the principal amount of the notes in cash and the additional conversion value, if any, in shares of the Company’s common stock. Holders of the Old 2027 Notes may convert their Old 2027 Notes based at an initial conversion rate of 25.7759 shares per $1,000 principal amount of Old 2027 Notes (equivalent to an initial conversion price of $38.796 per share), subject to adjustment, prior to stated maturity under the following circumstances:
•	during any calendar quarter commencing after September 30, 2007, if the closing sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the Old 2027 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of the Company’s common stock on such day and the conversion rate in effect for the Old 2027 Notes on each such day;

•	if such notes have been called for redemption; at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the 2027 Notes Indenture.
If a fundamental change, as defined in the Indenture, occurs prior to December 31, 2014 and a holder elects to convert its Old 2027 Notes in connection with such transaction, the Company will pay a make whole provision, as defined in the Indenture.
On or after December 31, 2012, but prior to December 31, 2014, the Company may redeem for cash all or part of the Old 2027 Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
Company’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after December 31, 2014, the Company may redeem for cash all or part of the Old 2027 Notes, upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of Old 2027 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the Old 2027 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.
Holders have the right to require the Company to purchase all or a portion of the Old 2027 Notes on December 31, 2012, December 31, 2014, June 30, 2017 and June 30, 2022 (each of which are referred to as a purchase date). The purchase price payable will be equal to 100% of the principal amount of the notes to be purchase plus any accrued and unpaid interest, including any additional amounts, up to but excluding the applicable purchase date.
If the Company undergoes a fundamental change, as defined in the 2027 Notes Indenture, before maturity of the Old 2027 Notes, holders will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of the Old 2027 Notes at a repurchase price equal to 100% of the principal amount of the Old 2027 Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase.
Senior Convertible Notes due 2028
On December 21, 2009, the Company commenced the closing of an exchange offer with certain holders of the Old 2027 Notes pursuant to the terms of exchange agreements with such holders. Pursuant to the terms of the exchange agreements, the holders exchanged an aggregate of $120 million principal amount of the Old 2027 Notes held by such holders for an equal aggregate principal amount of the Company’s 3.0% Senior Convertible Notes due 2028 (the “New 2028 Notes”).
The New 2028 Notes are general unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future obligations, that are unsecured and unsubordinated, including the Old 2027 Notes that remain outstanding. The Old 2027 Notes bear interest at the rate of 3.00% per year, payable every April 1 and October 1 beginning April 1, 2010. The Old 2027 Notes will mature on April 1, 2028, unless earlier converted, redeemed or repurchased by the Company. Holders of the New 2028 Notes may require the Company to repurchase in cash some or all of the New 2028 Notes at any time before the New 2027 Notes’ maturity following a fundamental change as defined in the Indenture dated December 21, 2009 (the “2029 Notes Indenture”).
The 2028 Notes Indenture includes a “net share settlement” provision that allows the Company, upon redemption or conversion, to settle the principal amount of the notes in cash and the additional conversion value, if any, in shares of the Company’s common stock. Holders of the New 2028 Notes may convert their New 2028 Notes based at an initial conversion rate of 34.5352 shares per $1,000 principal amount of New 2028 Notes (equivalent to an initial conversion price of approximately $28.956 per share), subject to adjustment, prior to stated maturity under the following circumstances:
•	during any calendar quarter commencing after December 31, 2009, if the closing sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the New 2028 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of the Company’s common stock on such day and the conversion rate in effect for the New 2028 Notes on each such day;

•	if such notes have been called for redemption; at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the 2028 Notes Indenture.
If a fundamental change, as defined in the 2028 Notes Indenture, occurs prior to April 1, 2015 and a holder elects to convert its New 2028 Notes in connection with such transaction, the Company will pay a make whole provision, as defined in the 2028 Notes Indenture.
On or after April 5, 2015, the Company may redeem for cash all or part of the New 2028 Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of the Company’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after April 1, 2015, the Company may redeem for cash all or part of the New 2028 Notes, upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of New 2028 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the New 2028 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.
Holders have the right to require the Company to purchase all or a portion of the New 2028 Notes on April 1, 2015, April 1, 2018 and April 1, 2023 (each of which are referred to as a purchase date). The purchase price payable will be equal to 100% of the principal amount of the notes to be purchase plus any accrued and unpaid interest, including any additional amounts, up to but excluding the applicable purchase date.
If the Company undergoes a fundamental change, as defined in the 2028 Notes Indenture, before maturity of the New 2028 Notes, holders will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of the New 2028 Notes at a repurchase price equal to 100% of the principal amount of the New 2028 Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase.
Treatment of Convertible Notes
The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the Old 2027 Notes and the New 2028 Notes (the “Convertible Notes”) do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price.
Upon conversion of either series of Convertible Notes, the Company will have the option to either deliver:
1.	cash equal to the lesser of the aggregate principal amount of the series of Convertible Notes to be converted ($1,000 per note) or the total conversion value; and shares of the Company’s common stock in respect of the remainder, if any, of the conversion value over the principal amount such series of the Convertible Notes; or

2.	shares of the Company’s common stock to the holders, calculated at the initial conversion price which is subject to any of the conversion price adjustments discussed above.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
The Company has made a policy election to settle the principal amount of all of the Convertible Notes in cash. As such, in accordance with the Earnings Per Share topic of the FASB Codification, the Convertible Notes are excluded from the Company’s calculation of diluted earnings per share.
Credit Facility
On October 30, 2006, the Company entered into a $475.0 million credit facility (“2006 Credit Agreement”). The 2006 Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million (the “U.S. Revolving Facility”) with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros) (the “UK Term Facility”) and (iv) a senior secured revolving credit facility in an aggregate amount of C$28.5 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.
The U.S. Revolving Facility and the Canadian Revolving Facility under the Credit Agreement had an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduced its leverage. The Canadian Term Facility consisted of $295.0 million at an interest rate of LIBOR plus 275 basis points. The U.K. Term Facility consisted of a $40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to $40.0 million at an interest rate of Euribor plus 300 basis points.
In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. Amounts outstanding under the U.K. Revolver Facility bear interest at a rate of the Bank Base Rate (currently 0.5%) plus 2.0%.
On December 23, 2009, the Company amended and restated the terms of the Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014, subject to the condition that, prior to October 30, 2012, the aggregate principal amount of the Company’s 2.875% Senior Convertible Notes due 2027 has been reduced to an amount less than or equal to $50 million. Pursuant to the Amended and Restated Credit Agreement, outstanding amounts under the revolving credit facilities and term loans owed to lenders which consented to the extended maturity date will receive an annual interest spread of 500 bps with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid. The portions of revolving credit facilities and term loans owed to lenders that did not consent to the extended maturity will receive an annual interest spread of 375 bps with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid.
The Company used approximately $350 million of the net proceeds from its December 2009 offering of $600 million aggregate principal amount of its 10.375% Senior Notes due 2016 to repay substantially all of its outstanding obligations under the Credit Agreement. At December 31, 2009 there were no amounts outstanding under the U.S. Revolving Facility, the Canadian Revolving Facility or the U.K. Revolving Facility. At December 31, 2009, the outstanding amount of the Canadian Term Facility was $14.4 million and the outstanding amount of the U.K. Term Facility consisted of $2.0 million and EUR 1.6 million.
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
The Amended and Restated Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of December 31, 2009, the Company was in compliance with all covenants.
Interest expense, net was $10.7 million and $12.8 million for the three months ended December 31, 2008 and 2009, respectively. For the six months ended December 31, 2008 and 2009, interest expense, net was $22.2 million and $24.5 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Capital Stock
On July 21, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company could repurchase in the aggregate up to $7.5 million of its outstanding common stock, which was the maximum amount of common stock the Company could repurchase pursuant to the terms of the 2006 Credit Agreement.
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
7. Fair Value Measurements
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
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Fair Value Measurements (continued)
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
( in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	December 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial instruments	$—	$53	$—	$53
Liabilities
Derivative financial instruments	$—	$47,207	$—	$47,207
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.
8. Loss on Extinguishment of Debt
In December 2009 the Company executed an exchange of $120.0 million of its 2.875% Senior Convertible Notes due 2027 for an equal amount of 3.0% Senior Convertible Notes due 2028. Pursuant to the accounting guidance related to convertible debt, the exchange transaction created a gain that was offset by the write-off of previously capitalized unamortized deferred debt costs associated with the Company’s 2.875% Senior Convertible Notes due 2027 issued in June 2007.
On December 23, 2009, the Company amended and restated its Credit Agreement and repaid substantially all of its term indebtedness thereunder. Due to the significance of the prepayment, the accounting guidance for debt extinguishment applied and therefore, all previously capitalized unamortized deferred debt costs were reclassified from the balance sheet and recorded as expense in the income statement. In addition, there was a non-cash charge related to our U.K. cross currency interest rate swaps that had been terminated in May 2009. The accumulated net loss at the time the swaps were terminated was a component of other comprehensive income and was being amortized over the remaining life of the related underlying U.K. term debt. As a result of the significant prepayment of term debt, a proportional amount of the remaining other comprehensive income was reclassified from the balance sheet and recorded as expense in the income statement.
The details related to all elements of the loss on extinguishment of debt are as follows:

Loss/(Gain)
Write-off of previously capitalized Term Loan deferred debt issuance costs, net	$4,960
Reclassification of other comprehensive income related to U.K. term debt repayment	3,866
Miscellaneous foreign exchange expense related to term debt repayment	230
Gain on exchange of 2.875% Senior Convertible Notes	(1,821)
Write-off of previously capitalized 2.875% Senior Convertible deferred debt issuance costs, net	1,578

$8,813

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information
The Company categorizes its operations into four operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in the U.S., Canadian and U.K. operating segments are check cashing, single-payment consumer loans, money orders, money transfers and other ancillary services. As a result of the mix of service offerings and diversity in the respective regulatory environments, there are differences in each operating segment’s profit margins. The Company’s operations in Poland and Belgium are included within the United States segment. Additionally, the United States operating segment includes certain corporate headquarters expenses that have not been charged out to the operating segments in the United States, Canada and United Kingdom. This factor contributes to the lower pre-tax results reported in this segment. Those unallocated corporate headquarters expenses are $2.6 million for the three months ended December 31, 2008 and $2.5 for the three months ended December 31, 2009. The unallocated corporate expenses for the six months ended December 31, 2008 and 2009 are $4.3 million and $4.7 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information (continued)

		Dealers’
	United	Financial		United
	States	Services	Canada	Kingdom	Total

As of and for the three months ended December 31, 2008
Total assets	$299,322	$—	$412,344	$164,866	$876,532
Goodwill and other intangibles, net	206,024	—	157,572	58,409	422,005
Sales to unaffiliated customers:
Check cashing	13,914	—	17,346	10,364	41,624
Fees from consumer lending	22,188	—	30,006	15,060	67,254
Money transfer fees	1,526	—	3,767	1,491	6,784
Pawn service fees and sales	—	—	—	3,430	3,430
Other	3,381	—	7,039	2,661	13,081

Total sales to unaffiliated customers	41,009	—	58,158	33,006	132,173

Provision for loan losses	6,618	—	6,197	2,084	14,899
Interest expense, net	4,693	—	4,323	1,651	10,667
Depreciation and amortization	1,404	—	1,419	1,285	4,108
Loss on store closings	422	—	127	6	555
Other income, net	—	—	(4,027)	(1,385)	(5,412)
(Loss) income before income taxes	(7,236)	—	18,942	8,226	19,932
Income tax provision	24	—	8,467	1,892	10,383

As of and for the six months ended December 31, 2008
Sales to unaffiliated customers:
Check cashing	$28,351	$—	$37,890	$23,915	$90,156
Fees from consumer lending	44,991	—	67,203	33,413	145,607
Money transfer fees	3,118	—	8,176	3,100	14,394
Pawn service fees and sales	—	—	—	7,302	7,302
Other	6,779	—	15,202	5,809	27,790

Total sales to unaffiliated customers	83,239	—	128,471	73,539	285,249

Provision for loan losses	13,595	—	12,094	4,461	30,150
Interest expense, net	11,056	—	7,589	3,569	22,214
Depreciation and amortization	2,862	—	3,134	2,744	8,740
Provision for litigation settlements	509	—	—	—	509
Loss on store closings	3,070	—	2,417	6	5,493
Other expense (income), net	—	—	(4,207)	(1,462)	(5,669)
(Loss) income before income taxes	(18,201)	—	37,592	17,054	36,445
Income tax provision	(27)	—	11,638	3,998	15,609

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information (continued)

		Dealers’
	United	Financial		United
	States	Services(1)	Canada	Kingdom	Total

As of and for the three months ended December 31, 2009
Total assets	$313,015	$129,241	$576,078	$225,912	$1,244,246
Goodwill and other intangibles, net	211,297	117,393	184,556	78,699	591,945
Sales to unaffiliated customers:
Check cashing	11,133	—	18,149	9,255	38,537
Fees from consumer lending	19,984	—	38,126	24,636	82,746
Money transfer fees	1,219	—	4,219	1,653	7,091
Pawn service fees and sales	—	—	—	4,655	4,655
Other	2,954	621	8,692	7,445	19,712

Total sales to unaffiliated customers	35,290	621	69,186	47,644	152,741
Provision for loan losses	3,589	—	4,520	4,553	12,662
Interest expense, net	4,743	—	6,626	1,473	12,842
Depreciation and amortization	1,769	123	1,679	1,610	5,181
Loss on extinguishment of debt	450	—	3,643	4,720	8,813
Unrealized foreign exchange loss (gain)	42	—	(3,983)	26	(3,915)
Loss on derivatives not designated as hedges	—	—	3,285	—	3,285
Loss on store closings	784	—	541	7	1,332
Other expense (income), net	537	(13)	35	695	1,254
(Loss) income before income taxes	(5,464)	273	11,315	6,816	12,940
Income tax provision	1,435	2	2,567	1,900	5,904

As of and for the six months ended December 31, 2009
Sales to unaffiliated customers:
Check cashing	$22,039	$—	$35,488	$18,812	$76,339
Fees from consumer lending	39,140	—	73,342	47,706	160,188
Money transfer fees	2,495	—	8,267	3,152	13,914
Pawn service fees and sales	—	—	—	8,488	8,488
Other	5,810	621	16,212	12,977	35,620

Total sales to unaffiliated customers	69,484	621	133,309	91,135	294,549
Provision for loan losses	7,795	—	8,291	8,272	24,358
Interest expense, net	9,399	—	11,995	3,072	24,466
Depreciation and amortization	3,061	123	3,258	3,165	9,607
Loss on extinguishment of debt	450	—	3,643	4,720	8,813
Unrealized foreign exchange loss (gain)	56	—	(4,073)	7,929	3,912
Loss on derivatives not designated as hedges	—	—	3,275	—	3,275
Provision for litigation settlements	1,267	—	—	—	1,267
Loss on store closings	958	—	749	(57)	1,650
Other expense (income), net	754	(13)	17	666	1,424
(Loss) income before income taxes	(12,957)	273	29,572	9,349	26,237
Income tax provision	2,770	2	8,321	2,777	13,870

(1)	The results of operations for Dealers’ Financial Services is for the period December 23, 2009 through December 31, 2009.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Comprehensive Income
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income for the periods stated (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2009	2008	2009
Net income	$9,549	$7,130	$20,836	$12,403

Foreign currency translation adjustment(1)	(25,698)	3,154	(36,894)	7,676

Fair value adjustments for cash flow hedges, net(2)(3)	(17,623)	1,115	(14,282)	678

Total comprehensive income	$(33,772)	$11,399	$(30,340)	$20,757

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $1.0 million and $28.9 million respectively as of December 31, 2008 and 2009.

(2)	Net of $8.2 million and $0.6 million of tax for the three months ended December 31, 2008 and 2009, respectively. For the six months ended December 31, 2008 and 2009, the fair value adjustments for cash flow hedges were net of $10.3 million and $0.9 million of tax, respectively.

(3)	Net of $0.3 million and $3.6 million which were reclassified into earnings for the three months ended December 31, 2008 and 2009, respectively. For the six months ended December 31, 2008 and 2009, the fair falue adjustments for cash flow hedges which were reclassified into earnings were $0.7 million and $4.1 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of $12.3 million of net unrealized losses on cross-currency interest rate swaps previously designated as cash flow hedging transactions. During the second quarter of fiscal 2010, these swaps were de-designated as hedging derivatives; however, because management believes it is probable that the cash flows originally hedged will continue in the future the amount that was deferred at the time of de-designation will be amortized into expense over the life of the cash flows hedged. The Company also had unrealized losses on terminated cross-currency interest rate swaps of $0.2 million at December 31, 2009, compared to net unrealized losses on put options designated as cash flow hedges of $0.1 million and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $18.0 million at December 31, 2008.
11. Income Taxes
Income Tax Provision
The provision for income taxes was $13.9 million for the six months ended December 31, 2009 compared to a provision of $15.6 million for the six months ended December 31, 2008. The Company’s effective tax rate was 52.9% for the six months ended December 31, 2009 and was 42.8% for the six months ended December 31, 2008. The effective tax rate for the six months ended December 31, 2008 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to the Company’s reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the six months ended December 31, 2008 provision for income taxes related to these two items was a tax benefit of $3.5 million. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to the Company’s reserve for uncertain tax positions. Prior to the global debt restructuring in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2009 the Company maintained deferred tax assets of $129.4 million which is offset by a valuation allowance of $82.6 million which represents a $7.2 million reduction in the period. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes (continued)
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$130.4	$89.8	$40.6
U.S. increase/(decrease)	(1.4)	(5.9)	4.5
Foreign increase/(decrease)	0.4	(1.3)	1.7

Balance at December 31, 2009	$129.4	$82.6	$46.8

The $129.4 million in deferred tax assets consists of $43.3 million related to net operating losses and the reversal of temporary differences, $57.3 million related to foreign tax credits and $28.8 million in foreign deferred tax assets. At December 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $43.3 million, which reflects an increase of $13.3 million during the period. The net operating loss carry forward at December 31, 2009 was $68.3 million compared to an estimated balance of $106.3 million at June 30, 2009. This reduction in the Company’s net operating loss is a result of the anticipated utilization of $38.0 million of the net operating loss to partially eliminate the U.S. tax resulting from the deemed dividend caused by the sale of a portion of the shares of its wholly owned indirect UK subsidiary to its wholly owned indirect Canadian subsidiary. The Company believes that its ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the period related to the deemed dividend discussed above. Additionally, the Company maintains foreign deferred tax assets in the amount of $28.8 million. The company’s Canadian subsidiary in 2006 had previously recorded a deferred tax asset and corresponding valuation allowance in the amount of $1.4 million related to an unrealized capital loss in connection with the hedge of its term loan. In the quarter ended December 31, 2009, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of its term debt.
As described in Note 1, the Company restated its historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required the Company to establish an initial deferred tax liability related to its 2.875% Senior Convertible Notes due 2027 and its newly issued 3.0% Senior Convertible Notes due 2028 (collectively, the “Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At December 31, 2009, the deferred tax liability associated with the Notes was $18.0 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset.
At June 30, 2009, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million which, if recognized, would decrease the effective tax rate. At December 31, 2009, the Company had $9.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions which represents a minimal increase during the six months ended December 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, from time to time the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.
Specifically, certain of the Company’s foreign operations in the United Kingdom and Canada expose the Company to fluctuations in interest rates and foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency because the debt is denominated in a currency other than the subsidiary’s functional currency. The Company enters into derivative financial instruments either as accounting hedges or economic hedges to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. Dollar.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of December 31, 2009, the Company did not have any outstanding foreign currency derivatives accounted for as accounting hedges. In January 2010, the Company purchased put options with an aggregate notional value of C$8.3 million and GBP 2.8 million to protect the Company’s operations in Canada and the United Kingdom against adverse changes in the CAD-USD exchange rates, respectively, through March 2010.
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
On May 7, 2009, the Company executed an early settlement of its two cross-currency interest rate swaps hedging variable-rate borrowings at its foreign subsidiary in the United Kingdom. As a result, the Company discontinued hedge accounting on these cross-currency swaps on this date. In accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company continued to report the net gain or loss related to the discontinued cash flow hedges in other comprehensive income included in shareholders’ equity and has been reclassifying such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)
On December 23, 2009, the Company used a portion of the net proceeds of the offering of $600 million aggregate principal amount on 10.375% Senior Note due 2016 to prepay $350 million of the $368.6 million outstanding term loans in both the United Kingdom and Canada. As a result of the Company repaying a significant portion of its terms loans in the United Kingdom, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amount was a loss of $3.9 million reclassified out of other comprehensive income into earnings due to missed forecasted transactions, this amount is included in Loss on Extinguishment of Debt. Also, the Company discontinued prospectively hedge accounting on its Canadian cross-currency swaps as they no longer met the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. In accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company will continue to report the net gain or loss related to the discontinued cash flow hedges at its Canadian entity in other comprehensive income included in shareholders’ equity because management has concluded that it is probable that the cash flows will continue to occur. The Company will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
As of December 31, 2009, the Company had the following outstanding derivatives:

	Pay Fixed	Pay Fixed	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Strike Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD183,555,348	7.135%	$159,637,500	3 mo. LIBOR + 2.75% per annum

USD-CAD Cross Currency Swap	CAD61,455,648	7.130%	$53,212,500	3 mo. LIBOR + 2.75% per annum

USD-CAD Cross Currency Swap	CAD83,838,713	7.070%	$72,562,500	3 mo. LIBOR + 2.75% per annum
On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$184.0 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$145.7 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on the interest rate swaps in order to secure these amendments, the impact of which will be recorded in our March 31, 2010 financial statements.
Non-designated Hedges of Commodity Risk
In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2009, the Company’s subsidiary in the United Kingdom had six outstanding gold options that were not designated as hedges in qualifying hedging relationships.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)
The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of December 31, 2009 (in thousands).
Tabular Disclosure of Fair Values of Derivative Instruments(1)

	Asset Derivatives		Liability Derivatives
	As of December 31, 2009		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments
Cross Currency Swaps		$—	Derivatives	$47,207
Commodity options	Prepaid expenses	53

Total derivatives not designated as hedging instruments		$53		$47,207

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the period ending December 31, 2008 and 2009(in thousands).
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending
December 31, 2009

				Location of
				Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain		Derivative	in Income on
		or (Loss)		(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Amount of Gain or	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	(Loss) Reclassified	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	OCI into Income	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	(Effective Portion)	Testing)	Testing)

Commodity options	$—		$—	Other income / (expense)	$(47)

Foreign Exchange Contracts	(34)	Foreign currency gain / (loss)	—	Other income /(expense)	—

		Interest Expense	(4,613)	Other income /(expense)	(3,275)

Cross Currency Swaps	(2,673)	Corporate Expenses	1,295

Total	$(2,707)		$(3,318)		$(3,322)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending
December 31, 2008

Location of
Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain		Derivative	in Income on
		or (Loss)		(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Amount of Gain or	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	(Loss) Reclassified	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	OCI into Income	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	(Effective Portion)	Testing)	Testing)

Commodity options	$—		$—		$—

Foreign Exchange Contracts	201	Foreign currency gain / (loss)	—	Other income /(expense)	—

		Interest Expense	—	Other income /(expense)	—

Cross Currency Swaps	(22,938)	Corporate Expenses	—

Total	$(22,637)		$—		$—

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company’s agreements with certain of its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $53.4 million. As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $53.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and six months ended December 31, 2009 and 2008. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
We are the parent company of Dollar Financial Group, Inc., which, together with its wholly owned subsidiaries, is collectively referred to as OPCO. We derive our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards, pawn lending, gold buying and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive interest and fees on the loans.
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
On July 21, 2008, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to $7.5 million of our outstanding common stock, which is the maximum amount of common stock we could repurchase pursuant to the terms of our 2006 credit facility. By October 13, 2008, we had repurchased 535,799 shares of our common stock at a cost of approximately $7.5 million, thus completing our stock repurchase plan.
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
On June 30, 2009, we completed the acquisition of four stores in Northern Ireland. Three of the stores reside in central Belfast with the fourth store situated in the town of Lisburn, the third largest city in Northern Ireland. The acquired stores are multi-product locations offering check cashing, short-term consumer lending, and pawn broking services.
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

During the fiscal quarter and fiscal year ended June 30, 2009, our Canadian subsidiary, National Money Mart Company, recorded a charge of US$57.4 million in relation to the pending settlement of a class action proceeding in the province of Ontario, Canada and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces. On November 6, 2009, National Money Mart Company and OPCO entered into a Detailed Settlement Agreement with the plaintiffs in the Ontario Class Action. The Detailed Settlement Agreement requires court approval to become effective, and there can be no assurance that the Detailed Settlement Agreement will receive such approval. In addition, there is no assurance that any of the other class action proceedings will be settled. Although we believe that we have meritorious defenses to the claims in the proceedings and intend to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued, and additional accruals may be required in the future. As of December 31, 2009, the remaining provision of approximately $53.4 million is included in our accrued expenses.
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
On December 21, 2009, we commenced the closing of an exchange offer with certain holders of our 2.875% Senior Convertible Notes due 2027 pursuant to the terms of exchange agreements with such holders. Pursuant to the terms of the exchange agreements, the holders exchanged an aggregate of $120 million principal amount of the 2.875% Senior Convertible Notes due 2027 held by such holders for an equal aggregate principal amount of our new 3.00% Senior Convertible Notes due 2028. The 3.00% Senior Convertible Notes due 2028 are senior, unsecured obligations and rank equal in right of payment to all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured debt and to the indebtedness and other liabilities of its subsidiaries.
On December 23, 2009, National Money Mart Company, issued pursuant to Rule 144A under the Securities Act of 1933, as amended, $600 million aggregate principal amount of its 10.375% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, us and certain of our direct and indirect wholly-owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year. We used approximately $350 million of the proceeds from this offering to repay substantially all of our obligations under our credit facility.
On December 23, 2009, OPCO consummated its acquisition of Military Financial Services, LLC, which we refer to as the DFS acquisition. Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd., (“DFS”), is an established business that provides services to enlisted military personnel seeking to purchase new and used vehicles. DFS markets its services through its branded Military Installment Loan and Education Services, or “MILES” program. DFS provides services to enlisted military personnel who make applications for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Additionally, DFS provides ancillary services such as vehicle service contracts and guaranteed asset protection, or GAP, insurance, along with consultations regarding new and used automotive purchasing, budgeting and credit and ownership training. OPCO paid a purchase price of approximately $117.8 million plus approximately $5.5 million for the working capital of DFS at the closing date.
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
With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The standard franchise agreements grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines that we established. As part of the franchise agreement, we provide certain pre-opening assistance including site selection and evaluation, design plans, operating manuals, software and training. After the franchised location has opened, we provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance that we determine is necessary. Franchise/agent revenues for the three months ended December 31, 2008 and 2009 were $1.1 million and $1.0 million, respectively. Franchise/agent revenues were $2.3 million and $1.9 million for the six months ended December 31, 2008 and 2009, respectively.
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
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance of $17.1 million at December 31, 2009 and $17.0 million at June 30, 2009, is reported on our balance sheet in loans in default, net, and was $7.3 million at December 31, 2009 and $6.4 million at June 30, 2009.
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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States, Dealers’ Financial Services, Canada and the United Kingdom. We also have a corporate reporting unit which consists of costs related to corporate infrastructure, investor relations and various governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned. Goodwill is assigned to the reporting unit that benefit from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit; we would be required to perform a second step to the impairment test, as this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.
For the U.S. reporting unit, the amount of goodwill has increased significantly since June 30, 2007 primarily due to the acquisitions of APL and CCS during fiscal 2008 and DFS in December 2009. During 2009, the overall fair value of the U.S. reporting unit has declined based on the Company’s internal models; however, the performance of the two aforementioned acquisitions has continued to perform above initial expectations and the recent closure of unprofitable U.S. stores has improved store margins. Therefore, the fair value of the U.S. reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the recent economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending product, could reduce the fair value of the U.S. goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.
Indefinite-lived intangible assets consist of reacquired franchise rights and the DFS MILES program, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.
We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond our long term business plan period. We perform our goodwill impairment test annually as of June 30, and our reacquired franchise rights impairment test annually as of December 31. At the date of our last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, we may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience a significant disruption to our business, unexpected significant declines in our operating results, divestiture of a significant component of our business, a sustained decline in market capitalization, particularly if it falls below our book value, or a significant change to the regulatory environment in which we operate. While we believe we have made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible a material change could occur, including if actual experience differs from the assumptions and considerations used in our analyses. These differences could have a material adverse impact on the consolidated results of operations, and cause us to perform the second step impairment test, which could result in a material impairment of our goodwill. We will continue to monitor our actual cash flows and other factors that may trigger a future impairment in the light of the current global recession. As of the most recent assessment of our Reacquired Franchise Rights, we concluded that no impairment exists.

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
The income taxes topic of the FASB Codification requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. During the three and six month periods ended December 31, 2009, this requirement did not result in any adjustment in our liability for unrecognized income tax benefits other than increases due to current period activity.
Constant Currency Analysis
We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impact of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates on our various business segments. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended December 31, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9469 and $1.6342, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were $0.8268 and $1.5716, respectively. For the six months ended December 31, 2009, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9290 and $1.6371, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were $0.8944 and $1.7326, respectively. Note – all conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one British Pound.
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

Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Check cashing	$41,624	$38,537	31.5%	25.2%	$90,156	$76,339	31.6%	25.9%
Fees from consumer lending	67,254	82,746	50.9%	54.2%	145,607	160,188	51.0%	54.4%
Money transfer fees	6,784	7,091	5.1%	4.6%	14,394	13,914	5.0%	4.7%
Pawn service fees and sales	3,430	4,655	2.6%	3.0%	7,302	8,488	2.6%	2.9%
Other revenue	13,081	19,712	9.9%	13.0%	27,790	35,620	9.8%	12.1%

Total revenue	$132,173	$152,741	100.0%	100.0%	$285,249	$294,549	100.0%	100.0%

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008
Total revenues for the three months ended December 31, 2009 increased $20.6 million, or 15.6% as compared to the three months ended December 31, 2008. The impact of foreign currency accounted for approximately $10.7 million of the increase and the increase related to new store openings and acquisitions was approximately $12.4 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues decreased by $2.5 million.
Consolidated check cashing revenue decreased 7.4%, or $3.1 million, period-over-period. There was an increase of $2.7 million related to foreign exchange rates and increases from new stores and acquisitions of $0.4 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, check cashing revenues were down $6.2 million or 14.8% for the current three month period as compared to the prior year. Check cashing revenues from our U.S., Canadian and United Kingdom businesses declined 20.0%, 8.6%, and 14.1%, respectively (based on constant currency reporting) over the previous year’s period. The decrease in the United States was primarily a result of the closure of 114 stores during fiscal 2009. On a consolidated constant currency basis, the face amount of the average check cashed decreased 1.3% from $464 in the second quarter of fiscal 2009 to $458 for this quarter while the average fee per check cashed increased by 4.8% from $16.99 in fiscal 2009’s second quarter to $17.57 for the quarter just ended. There was also a decline of 16.6% in the number of checks cashed in the current quarter as compared to the year earlier period – down from 2.5 million in the second quarter of fiscal 2009 to 2.0 million in the quarter just ended.
Consolidated fees from consumer lending and pawn service fees were $85.8 million for the second quarter of fiscal 2010, representing an increase of 22.6% or $15.8 million compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of approximately $5.9 million and increases of approximately $9.1 million related to the impact from new stores and acquisitions. The remaining increase of $0.8 million was primarily due to increases in our Canadian and U.K. consumer lending business which increased by 10.8% and 8.3%, respectively offset by a decrease in our U.S. business of approximately 18.1%. The decrease in our U.S. consumer lending business is the result of 114 stores being closed in the U.S. markets during fiscal 2009. Consumer lending revenues in the Company’s operations in Poland were approximately $1.8 million for the current quarter.
On a constant currency basis and excluding the impacts of new stores and acquisitions, money transfer fees, franchise fees and all other revenues were up $2.8 million, or 13.7% for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008. The increase came principally in the U.K. business and was due to the success of the foreign exchange product, the branded debit card business and scrap gold sales.
Six Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008
Total revenues for the six months ended December 31, 2009 increased $9.3 million, or 3.3% as compared to the six months ended December 31, 2008. The impact of foreign currency accounted for $0.7 million of the increase and the impact of new stores and acquisitions contributed $22.1 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $13.5 million or 4.7%. The decrease was the result of a $17.1 million decrease in the U.S. revenues primarily resulting from the closure of 114 under-performing store locations during the fiscal 2009.

Relative to our products, consolidated check cashing revenue decreased $13.8 million or 15.3% for the six months ended December 31, 2009 compared to the same period in the prior year. There was a nominal increase of approximately $0.2 million related to foreign exchange rates and increases from new stores and acquisitions of $1.1 million. The remaining check cashing revenues were down $15.1 million or 16.8% for the current six month period. Check cashing revenues from our U.S. business segment decreased 22.5%, again heavily influenced by the closure of under-performing stores during fiscal 2009. On a constant dollar basis and excluding the impacts of new stores and acquisitions, the Canadian business declined 10.0% and the U.K. business was down 20.9% for the six months ended December 31, 2009 as compared to the same period in the prior year. On a consolidated constant currency basis, the face amount of the average check cashed decreased 2.0% to $483 for the six months ended December 31, 2009 compared to $493 for the prior year period while the average fee per check cashed decreased by 3.1% to $18.68. There was also a decline of 18.0% in the number of checks cashed for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 – down from 5.0 million in the prior year to 4.1 million in the current year.
Consolidated fees from consumer lending and pawn service fees were $164.8 million for the six months ended December 31, 2009 compared to $151.5 million for the year earlier period, an increase of $13.3 million or 8.8%. The impact of foreign currency fluctuations accounted for an increase of approximately $0.4 million and the impact of new stores and acquisitions was an increase of $16.7 million. On a constant dollar basis and excluding the impacts of new stores and acquisitions, consumer lending revenues decreased by approximately $3.8 million. The U.S. consumer lending revenues were down approximately $9.0 million, due to its fiscal 2009 store closures, while both the Canadian and U.K.’s consumer lending revenues were up by $3.1 million and $2.1 million, respectively (on a constant dollar basis and excluding the impacts of new stores and acquisitions). Poland’s consumer lending revenues for the six months ended December 31, 2009 were approximately $3.1 million.
For the six months ended December 31, 2009, money transfer fees, franchise fees and all other revenues increased by $9.8 million in reported amounts. On a constant dollar basis and excluding the impacts of new stores and acquisitions, these revenues increased by $5.5 million or 12.6% for the six months ended December 31, 2009 as compared to the year earlier period. The increase came principally in the U.K. business and was due to the success of the foreign exchange product, the branded debit card business and scrap gold sales.
Operating Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Salaries and benefits	$36,275	$37,723	27.4%	24.7%	$77,078	$74,459	27.0%	25.3%
Provision for loan losses	14,899	12,662	11.3%	8.3%	30,150	24,358	10.6%	8.3%
Occupancy	10,316	10,838	7.8%	7.1%	21,640	21,685	7.6%	7.4%
Depreciation	3,170	4,071	2.4%	2.7%	6,762	7,445	2.4%	2.5%
Returned checks, net and cash shortages	4,227	2,630	3.2%	1.7%	10,362	4,894	3.6%	1.7%
Maintenance and repairs	2,804	2,880	2.1%	1.9%	6,220	5,695	2.2%	1.9%
Advertising	2,396	4,667	1.8%	3.1%	5,208	8,114	1.8%	2.8%
Bank Charges and armored carrier expenses	3,130	3,457	2.4%	2.3%	6,763	6,923	2.4%	2.4%
Other	10,682	13,203	8.1%	8.5%	22,982	24,470	8.0%	8.1%

Total operating expenses	$87,899	$92,131	66.5%	60.3%	$187,165	$178,043	65.6%	60.4%

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008
Operating expenses were $92.1 million for the three months ended December 31, 2009 compared to $87.9 million for the three months ended December 31, 2008, an increase of $4.2 million or 4.8%. The impact of foreign currency accounted for approximately $5.7 million of the increase and new stores and acquisitions made up $6.3 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, store expenses decreased by $7.8 million or 8.8%. For the current year quarter, total operating expenses decreased from 66.5% of total revenue to 60.3% of total revenue year over year. After adjusting for constant currency reporting, the percentage of total operating expenses as compared to total revenue was 61.8%.
Relative to our business units, on a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $9.4 million and $0.5 million in the United States and Canada, respectively. The decreases in these two units were the result of a focus on cost reductions in addition to the closure of approximately 114 United States stores and 21 Canadian stores during fiscal 2009. The adjusted operating expenses in the United Kingdom increased by approximately $2.1 million for the three months ended December 31, 2009 as compared to the prior year which is commensurate with the revenue growth in that country primarily as a result of the cost of bought scrap gold. The Company’s operations in Poland reported $1.9 million in operating expenses for the quarter ended December 31, 2009.
Six Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008
Operating expenses were $178.0 million for the six months ended December 31, 2009 compared to $187.2 million for the six months ended December 31, 2008, a decrease of $9.1 million or 4.9%. The impact of foreign currency had only a minor impact on the period’s operating expenses, accounting for an increase of $0.2 million. There was an increase in operating expenses related to new stores and acquisitions of approximately $10.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $20.1 million. For the current year cumulative period, total operating expenses decreased to 60.4% of total revenue compared to 65.6% of total revenue for the same period in the prior year. After adjusting for constant currency reporting and elimination of acquisitions, the percentage of total operating expenses as compared to total revenue increased from the reported amount of 60.4% to 61.5% or a 6.3% decline over the prior year.
Relative to our business units, after excluding the impacts of foreign currency and acquisitions, U.S. operating expenses decreased by $19.0 million and Canada’s operating expenses decreased by $4.8 million. The results in the United States and Canada were a result of a focus on cost reductions in addition to the closure of approximately 114 United States stores and 17 Canadian stores during fiscal 2009. The adjusted store and regional expenses in the United Kingdom were up approximately $3.6 million for the six months ended December 31, 2009 as compared to the prior year. The U.K. increase was primarily attributable to the categories of loan loss provision, the cost of scrap gold and advertising which are all commensurate with growth in that country. Operating expenses in Poland for the six months ended December 31, 2009 were $2.8 million.
Corporate and Other Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2008	2009	2008	2009	2008	2009	2008	2009
Corporate expenses	$17,594	$22,949	13.3%	15.0%	$37,114	$43,300	13.0%	14.7%
Other depreciation and amortization	938	1,110	0.7%	0.7%	1,978	2,162	0.7%	0.7%

Interest expense, net	10,667	12,842	8.1%	8.4%	22,214	24,466	7.8%	8.3%
Loss on extinguishment of debt	—	8,813	—%	5.8%	—	8,813	—%	3.0%
Unrealized foreign exchange loss	—	(3,915)	—%	(2.6)%	—	3,912	—%	1.3%
Loss on derivatives not designated as hedges	—	3,285	—%	2.2%	—	3,275	—%	1.1%
Provision for litigation settlements	—	—	—%	—%	509	1,267	0.2%	0.4%

Loss on store closings	555	1,332	0.4%	0.9%	5,493	1,650	1.9%	0.6%
Other (income) expense	(5,412)	1,254	(4.1)%	0.8%	(5,669)	1,424	(2.0)%	0.5%
Income tax provision	10,383	5,904	7.9%	3.9%	15,609	13,870	5.5%	4.7%

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008
Corporate Expenses
Corporate expenses were $22.9 million for the three months ended December 31, 2009 compared to $17.6 million for the same period in the prior year or an increase of $5.3 million. On a constant currency basis, corporate expenses increased by approximately $4.6 million reflecting an increased investment in our infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team who are focused on acquisition strategies.
Other Depreciation and Amortization
Other depreciation and amortization remained relatively unchanged and was approximately $1.0 million for the three months ended December 31, 2009 and 2008. With the acquisition of Dealer’s Financial Services in late December 2009, we will incur approximately an additional $1.5 million per quarter related to the amortization of identifiable intangible assets.
Extinguishment of Debt and Loss on Derivatives Not Designated as Hedges
In connection with our refinancing activities during the three months ended December 31, 2009, certain non-recurring expenses have been reported in the current period’s results. There were $8.8 million of expenses related to the repayment of our term loan debt and the exchange of $120.0 million of our 2.875% Senior Convertible Debt due 2027 that have been reported as “Extinguishment of Debt”. Of that amount, approximately $5.0 million related to the write-off of pre-existing deferred term debt costs that were being amortized over the life of the term debt. The other primary element of this expense was a $3.9 million non-cash charge related to our U.K. cross-currency interest rate swaps that had been terminated in May 2009. As a result of the prepayment of substantially all of our term debt obligations, the net loss related to the discontinued cash flow hedge that was included in other comprehensive income was reclassified to the income statement.
As a result of the prepayment of substantially all our obligations with respect to the Canadian term loans, our cross-currency interest rate swaps associated with that term debt have been rendered “ineffective”. Accordingly, all subsequent changes in the value of the swaps will be recorded in our income statement and reported as “Gain/Loss on Derivatives Not Designated as Hedges”. In addition to the changes in the value of the swaps, the difference between the cash interest paid and received related to these swaps will also be reflected in this expense category.
Interest Expense
Interest expense, net was $12.8 million for the three months ended December 31, 2009 compared to $10.7 million for the same period in the prior year. Interest related to National Money Mart Company’s newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $1.4 million of the increase. In addition, interest expense associated our revolving credit facility and the reduction in the amount of interest income earned by us accounted for $0.5 million of the net increase. These increases were partially offset by lower interest expense in the UK related to our UK term debt. As a result of the early termination of the U.K. cross-currency swaps, the U.K. term debt’s interest rate is now variable and lower than the synthetically fixed rate in the prior year. The impact of this change reduced interest expense by approximately $0.7 million for the three months ended December 31, 2009 compared to the same period in the prior year.
Non-cash interest accounted for $0.8 million of the overall increase. This increase is comprised of $0.3 million related to our convertible debt as a result of the retroactive adoption on July 1, 2009 of ASC 470-20 (formally FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The balance of the increase in non-cash interest relates to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps.
•	Subsequent to the early settlement in May 2009 of our two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.4 million non-cash interest charge for the quarter ended December 31, 2009. As a result of the prepayment of substantially all of the United Kingdom’s term debt on December 23, 2009, we reclassified primarily all of the U.K.’s remaining net loss from other comprehensive income into earnings. This resulted in a charge of $3.9 million which is included in Loss on Extinguishment of Debt.

•	Subsequent to the prepayment of substantially all of our Canadian term debt on December 23, 2009, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.1 million non-cash interest charge for the quarter ended December 31, 2009. Because we believe that the cash flows that were originally hedged will continue to occur through the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain
The unrealized foreign exchange gain of $3.9 million for the three months ended December 31, 2009 is due primarily to the unrealized foreign exchange gain associated with the issuance by our Canadian subsidiary, National Money Mart Company, of its $600 million aggregate principal amount of 10.375% Senior Notes due 2016 in December 2009. The notes are denominated in U.S. Dollars have been issued by our wholly-owned indirect Canadian subsidiary. As such, the impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”.
Loss on Store Closings
During the three months ended December 31, 2009, we recorded additional expense related to stores closed during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjustment assumptions related to sub-lease potential of some of the locations. We also incurred additional expenses of approximately $0.2 million for current period store closures. Lastly, we incurred approximately $0.6 million of expense in relation to the buy-out of certain “We the People” franchises.
Other Expense
During the three months ended December 31, 2009, we reported other expenses of approximately $1.3 million. The primary elements of these expenses were $0.6 million in costs associated with our activities to hedge foreign currency risks in the operating results of Canada and the United Kingdom. During the current period, we also recorded approximately $0.7 million in expenses related to acquisition related activities. Under new accounting guidance that became effective for us on July 1, 2009, all acquisition related expenses are reflected in our earnings.
Income Tax Provision
The provision for income taxes was $5.9 million for the three months ended December 31, 2009 compared to a provision of $10.4 million for the three months ended December 31, 2008. Our effective tax rate was 45.6% for the three months ended December 31, 2009 and was 52.1% for the three months ended December 31, 2008. The effective tax rate for the three months ended December 31, 2008 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the three months ended December 31, 2008 provision for income taxes related to these two items was a tax benefit of $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2009 we maintained deferred tax assets of $129.4 million which is offset by a valuation allowance of $82.6 million which represents a reduction of $9.5 million in the quarter ended December 31, 2009. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at September 30, 2009	$130.8	$92.0	$38.8
U.S. increase/(decrease)	(2.7)	(8.0)	5.3
Foreign increase/(decrease)	1.3	(1.4)	2.7

Balance at December 31, 2009	$129.4	$82.6	$46.8

The $129.4 million in deferred tax assets consists of $43.3 million related to net operating losses and the reversal of temporary differences, $57.3 million related to foreign tax credits and $28.8 million in foreign deferred tax assets. At December 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $43.3 million, which reflects a decrease of $14.6 million during the period. The net operating loss carry forward at December 31, 2009 was $68.3 million compared to an estimated balance of $106.3 million at June 30, 2009. This reduction in our net operating loss is a result of the anticipated utilization of $38.0 million of our net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of our wholly-owned indirect U.K. subsidiary to our wholly-owned indirect Canadian subsidiary. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the period related to the deemed dividend discussed above. Additionally, we maintain foreign deferred tax assets in the amount of $28.8 million. Our Canadian affiliate during fiscal 2006 had previously recorded a deferred tax asset and corresponding valuation allowance related to an unrealized foreign currency loss sustained in connection with its U.S. Dollar denominated term debt prior to entering into its cross currency interest rate swaps. In the quarter ended December 31, 2009, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of its term debt.
As described in Note 1 to this financial statement, we restated our historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to our 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At December 31, 2009, the deferred tax liability associated with the Notes was $18.0 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset.
At June 30, 2009, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million which, if recognized, would decrease the effective tax rate. At December 31, 2009, we had $9.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we had approximately $0.7 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended December 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Six Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008
Corporate Expenses
Corporate expenses were $43.3 million for the six months ended December 31, 2009 compared to $37.1 million for the same period in the prior year or an increase of $6.2 million. On a constant currency basis corporate expenses were the same as the actual reported number. The increase reflects increased investment in our infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team who are focused on acquisition strategies.
Other Depreciation and Amortization
Other depreciation and amortization remained relatively unchanged and was approximately $2.0 million for the six months ended December 31, 2009 and 2008. With the acquisition of Dealer’s Financial Services in late December 2009, we will incur approximately an additional $1.5 million per quarter related to the amortization of identifiable intangible assets.

Extinguishment of Debt and Loss on Derivatives Not Designated as Hedges
In connection with our refinancing activities during the three months ended December 31, 2009, certain non-recurring expenses have been reported in the current period’s results. There were $8.8 million of expenses related to the repayment of our term loan debt and the exchange of $120.0 million of our 2.875% Senior Convertible Debt due 2027 that have been reported as “Extinguishment of Debt”. Of that amount, approximately $5.0 million related to the write-off of pre-existing deferred term debt costs that were being amortized over the life of the term debt. The other primary element of this expense was a $3.9 million non-cash charge related to our U.K. cross- currency interest rate swaps that had been terminated in May 2009. As a result of the prepayment of substantially all of our term debt obligations, the net loss related to the discontinued cash flow hedge that was included in other comprehensive income was reclassified to the income statement.
As a result of the prepayment of substantially all our obligations with respect to the Canadian term loans, our cross-currency interest rate swaps associated with that term debt have been rendered “ineffective”. Accordingly, all subsequent changes in the value of the swaps will be recorded in our income statement and reported as “Gain/Loss on Derivatives Not Designated as Hedges”. In addition to the changes in the value of the swaps, the difference between the cash interest paid and received related to these swaps will also be reflected in this expense category.
Interest Expense
Interest expense, net was $24.5 million for the six months ended December 31, 2009 compared to $22.2 million for the same period in the prior year. Interest related to National Money Mart Company’s newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $1.4 million of the increase. In addition, interest expense associated with our revolving credit facility and the reduction in the amount of interest income earned by us accounted for $1.3 million of the net increase. These increases were partially offset by lower interest in the UK related to our UK term debt. As a result of the early termination of the U.K. cross-currency swaps, the U.K. term debt’s interest rate is now variable and lower than the synthetically fixed rate in the prior year. The impact of this change reduced interest expense by approximately $1.7 million for the six months ended December 31, 2009 compared to the same period in the prior year.
Non-cash interest accounted for $1.3 million of the overall increase. This increase is comprised of $0.5 million related to our convertible debt as a result of the retroactive adoption on July 1, 2009 of ASC 470-20 (formally FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The balance of the increase in non-cash interest relates to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps.
•	Subsequent to the early settlement in May 2009 of our two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.7 million non-cash interest charge for the six months ended December 31, 2009. As a result of the prepayment of substantially all of the United Kingdom’s term debt on December 23, 2009, we reclassified primarily all of the U.K.’s remaining net loss from other comprehensive income into earnings. This resulted in a charge of $3.9 million which is included in Loss on Extinguishment of Debt.

•	Subsequent to the prepayment of substantially all of our Canadian term debt on December 23, 2009, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.1 million non-cash interest charge for the six months ended December 31, 2009. Due to the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Loss
Unrealized foreign exchange losses for the six months ended December 31, 2009 was $3.9 million. Unrealized foreign exchange losses of $7.6 million related to our U.K. term loans and intercompany balances was offset by an unrealized foreign exchange gain of $3.7 million associated with the issuance by our Canadian subsidiary National Money Mart Company, of its $600 million aggregate principal amount of 10.375% senior notes due 2016 in December 2009. The notes are denominated in U.S. Dollars and were issued by our indirect wholly-owned Canadian subsidiary. As such, the impact of all prospective changes in the exchange rate between the U.S.

Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. As a result of our refinancing activities during this period, there will be minimal future charges related to the U.K. term debt and intercompany balances.
Provision for Litigation Settlements
Provision for litigation settlements during the six months ended December 31, 2009 was $1.3 million.
Loss on Store Closings
During the six months ended December 31, 2009, we recorded additional expense related to store closings during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjustment assumptions related to sub-lease potential of some of the locations. We also incurred additional expenses of approximately $0.5 million for current period store closures. Lastly, we incurred approximately $0.7 million of expense in relation to the buy-out of certain “We the People” franchises.
Other Expense
During the six months ended December 31, 2009, we reported other expenses of approximately $1.4 million. The primary elements of these expenses were $1.0 million in costs associated with our activities to hedge foreign currency risks in the operating results of Canada and the United Kingdom. During the current period, we also recorded approximately $1.0 million in expenses related to acquisition related activities. Under new accounting guidance that became effective for the Company on July 1, 2009, all acquisition related expenses are reflected in our earnings. During the current six month period, we have recorded miscellaneous other revenues of approximately $0.6 million.
Income Tax Provision
The provision for income taxes was $13.9 million for the six months ended December 31, 2009 compared to a provision of $15.6 million for the six months ended December 31, 2008. Our effective tax rate was 52.9% for the six months ended December 31, 2009 and was 42.8% for the six months ended December 31, 2008. The effective tax rate for the six months ended December 31, 2008 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the six months ended December 31, 2009 provision for income taxes related to these two items was a tax benefit of $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2009 we maintained deferred tax assets of $129.4 million which is offset by a valuation allowance of $82.6 million which represents a $7.2 million reduction in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$130.4	$89.8	$40.6
U.S. increase/(decrease)	(1.4)	(5.9)	4.5
Foreign increase/(decrease)	0.4	(1.3)	1.7

Balance at December 31, 2009	$129.4	$82.6	$46.8

The $129.4 million in deferred tax assets consists of $43.3 million related to net operating losses and the reversal of temporary differences, $57.3 million related to foreign tax credits and $28.8 million in foreign deferred tax assets. At December 31, 2009, U.S. deferred tax assets related to net operating losses and the reversal of temporary differences were reduced by a valuation allowance of $43.3 million, which reflects a decrease of $14.6 million during the period. The net operating loss carry forward at December 31, 2009 was $68.3 million compared to an estimated balance of $106.3 million at June 30, 2009. This reduction in our net operating loss is a result of the anticipated utilization of $38.0 million of our net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of our wholly-owned indirect U.K. subsidiary to our wholly-owned indirect

Canadian subsidiary. We believe that our ability to utilize net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the period related to the deemed dividend discussed above. Additionally, we maintain foreign deferred tax assets in the amount of $28.8 million. Our Canadian affiliate during fiscal 2006 had previously recorded a deferred tax asset and corresponding valuation allowance related to an unrealized foreign currency loss sustained in connection with its U.S. Dollar denominated term debt prior to entering into its cross currency interest rate swaps. In the quarter ended December 31, 2009, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of its term debt.
As described in Note 1 to this financial statement, we restated our historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to our 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At December 31, 2009, the deferred tax liability associated with the Notes was $18.0 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset.
At June 30, 2009, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million which, if recognized, would decrease the effective tax rate. At December 31, 2009, we had $9.2 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we had approximately $0.7 million of accrued interest related to uncertain tax positions which represents a minimal increase during the six months ended December 31, 2009. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Discussion and analysis for each geographic segment
Following is a discussion and analysis of the operating results of each of our reportable segments:

The following table presents each reportable segment’s revenue and store and regional margin results:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percent/			Percent/
	($ in thousands)		Margin	($ in thousands)		Margin
	2008	2009	Change	2008	2009	Change
Revenue:
United States (1)	$41,009	$35,290	(13.9)%	$83,239	$69,484	(16.5)%
Operating margin	11.6%	18.5%	6.9 pts.	10.8%	16.4%	5.6 pts.
Dealers’ Financial Services (2)	$—	$621	100.0%	$—	$621	100.0%
Operating margin	—%	61.6%	61.6 pts.	—%	61.6%	61.6 pts.
Canada	$58,158	$69,186	19.0%	$128,471	$133,309	3.8%
Operating margin	45.2%	48.0%	2.8 pts.	46.2%	49.5%	3.3 pts.
United Kingdom	$33,006	$47,644	44.3%	$73,539	$91,135	23.9%
Operating margin	40.0%	43.0%	3.0 pts.	40.3%	42.5%	2.2 pts.

Total Revenue	$132,173	$152,741	15.6%	$285,249	$294,549	3.3%

Operating margin	$44,274	$60,610	36.9%	$98,084	$116,506	18.8%
Operating margin percent	33.5%	39.7%	6.2 pts.	34.4%	39.6%	5.2 pts.
The following table presents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended December 31,				Six Months Ended December 31,
			Pre-tax				Pre-tax
	Revenue		Income/(Loss)		Revenue		Income/(Loss)
	2008	2009	2008	2009	2008	2009	2008	2009
United States (1)	31.0%	23.1%	(36.3)%	(42.2)%	29.2%	23.6%	(49.9)%	(49.4)%
Dealers’ Financial Services	—%	0.4%	—%	2.1%	—%	0.2%	—%	1.0%
Canada	44.0%	45.3%	95.0%	87.4%	45.0%	45.3%	103.1%	112.8%
United Kingdom	25.0%	31.2%	41.3%	52.7%	25.8%	30.9%	46.8%	35.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	For the three and six months ended December 31, 2009 the results of Poland are included with the United States results.

(2)	We acquired Dealer Financial Services on December 23, 2009 and accordingly, only eight days of activity has been included with the results reported for three and six months ended December 31, 2009.
Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008
United States
Total U.S. revenues (excluding Poland) were $33.3 million for the three months ended December 31, 2009 compared to $41.0 million for the three months ended December 31, 2008, a decrease of 18.8%. We closed 114 under-performing U.S. stores during fiscal year 2009 and significantly reduced the related field management and store support functions. The closure of these locations was the primary factor in the period-over-period decrease, along with the effects of the economic downturn. From a product perspective, this decline is primarily related to decreases of $2.8 million and $4.0 million in check cashing and consumer lending revenue, respectively. The decrease in check cashing revenue is related to decreases in both the number of checks as well as the face amount of checks that were presented in the U.S. The number of checks decreased year over year by approximately 200,000 and with a corresponding decrease in face value of approximately $92 million related to the aforementioned closure of 114 U.S. stores during fiscal 2009 and the economic downturn. The face amount of the average check decreased by 1.6% and the average fee decreased from $12.79 to $12.59.
The continued high rate of unemployment through all sectors of the U.S. economy also negatively impacts consumer lending volumes. As a result of current economic conditions, we continue to take a more cautious approach to lending in all of our segments, including the United States. U.S. funded loan originations decreased 14.9% or $24.4 million in the current year’s period as compared to the year earlier period. Included with the U.S. results, is approximately $2.0 million of revenues related to our newly acquired operations in Poland.
Operating margins in the United States (excluding Poland’s results) increased to 19.5% for the three months ended December 31, 2009 compared to 11.6% for the same period in the prior year. The U.S. operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. As a result of the lower U.S. margins, management closed 114 underperforming stores during fiscal 2009. The Company’s U.S. strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments has shown positive results. Even with significantly lower U.S. revenues, the operating margins in this segment of the business increased by $1.7 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, or an increase of 36.0%.
The U.S. pre-tax loss (excluding Poland) was $5.4 million for the three months ended December 31, 2009 compared to a pre-tax loss of $7.2 million for the same period in the prior year. The decrease in the pre-tax loss of $1.8 million is the net result of the operating margin increase, net increases in intercompany revenues and corporate expenses of approximately $1.3 million offset by approximately $1.0 million of one-time expenses associated with the Company’s recent refinancing activities.
Dealers’ Financial Services (“DFS”)
We acquired DFS on December 23, 2009 and accordingly only eight days of activity has been included with the results reported for the three months ended December 31, 2009. DFS provides services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as vehicle service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with more than 580 new and used car dealerships, according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of their identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike our store-based businesses and will therefore be reported as a stand-alone segment.
Canada
Total Canadian revenues were $69.2 million for the three months ended December 31, 2009, an increase of 19.0%, or $11.0 million as compared to the year earlier period. The impact of foreign currency rates accounted for $8.8 million of this increase. On a constant dollar basis, revenues increased by $2.2 million. On a constant dollar basis, check cashing revenues were down $1.5 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 13.6% and 14.1%, respectively. However, the Company continues to see signs of moderate employment recovery in its customer base evidenced by moderate sequential quarterly growth in constant dollar check cashing revenues. The average face amount per check remained relatively flat, while the average fee per check increased by 5.8% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. In the consumer lending area, the Company continues to leverage its position as the lowest cost provider in the industry as well as its multi-product store platform, by offering products and services at prices below many of its competitors in an effort to enhance its share of the Canadian market. As a result, consumer lending revenues in Canada increased by 10.9% (on a constant dollar basis) for the three months ended December 31, 2009 as compared to the year earlier period. Additionally, Canada recorded approximately $2.0 million of revenue in relation to its recently launched gold buying initiative.
Operating expenses in Canada increased $4.2 million or 13.0% from $31.9 million in the second quarter of fiscal 2009 to $36.0 million in the current year’s fiscal period. The impacts of changes in foreign currency rates resulted in an increase of $4.6 million. The remaining decrease of approximately $0.4 million is consistent with the Company’s efforts to closely monitor and control expenses. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 8.8 pts from 20.7% to 11.9%. Overall Canada’s operating margin percentage has increased from 45.2% to 48.0%. The solid improvement in this area is the result of increased consumer lending revenues in addition to efforts to reduce costs and promote efficiencies. To date, provinces which comprise more than 90% of our Canadian company-operated store base have all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result, we have recently resumed our television advertising campaign in certain Canadian provinces and are beginning to witness an increase in the number of new customers conducting transactions in our Canadian stores.
The Canadian pre-tax income was $11.3 million for the three months ended December 31, 2009 compared to pre-tax income of $18.9 million for the same period in the prior year. In addition to increased operating margins of $6.9 million, pre-tax income was negatively impacted by additional interest expense of $2.3 million, expenses related to the Company’s recent refinancing efforts of $6.7 million, increased corporate and intercompany expenses of $4.7 million, unrealized foreign exchange losses of $0.3 million and miscellaneous other expenses of $0.5 million.
United Kingdom
Total U.K. revenues were $47.6 million for the three months ended December 31, 2009 compared to $33.0 million for the year earlier period, an increase of $14.6 million or 44.3%. On a constant dollar basis and excluding the impact of acquisitions, U.K. year-over-year revenues have increased by $3.0 million, or 9.2%. Both consumer lending/pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $1.5 million and $3.4 million, respectively. As in the other two business sectors, U.K. check cashing revenues were impacted by the recession and decreased by approximately $1.9 million, or 18.0% (on a constant dollar basis and excluding new stores and acquisitions).
U.K. operating expenses increased by $7.3 million, or 4.8% from $19.8 million for the three months ended December 31, 2008 as compared to $27.1 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses increased by $2.1 million or 10.5%. The increase is consistent with an operation that is in a growth mode. There was an increase of 4.6 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based consumer lending business acquired in April 2009. On a constant currency basis, the rate for the three months ended December 31, 2008 was 11.7% while for the current three month period, the rate increased to 16.3%. On a constant currency basis, U.K. store and regional margin percentage has improved from 40.0% for the three months ended December 31, 2008 to 43.9% for the current three month period ended December 31, 2009 due to the strong revenue growth, offset in part with a marginal increase in costs.
The U.K. pre-tax income was $6.8 million for the three months ended December 31, 2009 compared to $8.2 million for the same period in the prior year, a decrease of $1.4 million. In addition to increased operating margins of $7.3 million, pre-tax income was negatively impacted by expenses related to the Company’s recent refinancing efforts of $4.7 million, increased corporate and intercompany expenses of $2.4 million and unrealized foreign exchange losses of $1.8 million.
Six Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008
United States
Total U.S. revenues (excluding Poland) were $66.3 million for the six months ended December 31, 2009 compared to $83.2 million for the six months ended December 31, 2008, a decrease of $16.9 million or 20.3%. We closed 114 under-performing U.S. stores during fiscal year 2009 and significantly reduced the related field management and store support functions. The closure of these locations was the primary factor in the period-over-period decrease, along with the economic downturn. From a product perspective, this decline is primarily related to decreases of $6.3 million and $9.0 million in check cashing and consumer lending revenue, respectively. The economic downturn contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the U.S. The number of checks decreased year over year by approximately 461,000 and with a corresponding decrease in face value of approximately $214.2 million primarily related to the aforementioned closure of 114 U.S. stores during fiscal 2009 and the economic downturn. The face amount of the average check decreased by 2.5% and the average fee decreased from $12.77 to $12.53.
The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. As a result of current economic conditions, the Company continues to take a more cautious approach to lending in all of our segments, including the United States. U.S. funded loan originations decreased 17.4% or $57.8 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Included with the U.S. results, is approximately $3.1 million of revenues related to the Company’s newly acquired operations in Poland.

Operating margins in the United States (excluding Poland’s results) increased to 17.0% for the six months ended December 31, 2009 compared to 10.8% for the same period in the prior year. The U.S. operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. The closure of 114 underperforming stores during fiscal 2009 is consistent with the Company’s U.S. strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown positive results, resulting in improved year-over-year operating margins.
The U.S. pre-tax loss (excluding Poland) was $12.9 million for the six months ended December 31, 2009 compared to a pre-tax loss of $18.2 million for the same period in the prior year. The decrease in the pre-tax loss of $5.3 million is the net result of the operating margin increase, decreased net corporate and intercompany expenses of $1.2 million, reduced expenses of approximately $2.1 million related to fiscal 2009 store closure expenses and reduced interest expense of $1.8 million. These positive impacts were offset by approximately $1.0 million of one-time expenses associated with the Company’s recent refinancing activities.
Dealers’ Financial Services (“DFS”)
We acquired DFS on December 23, 2009 and accordingly only the final eight days of activity has been included with the results reported for the three months ended December 31, 2009. DFS provides services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as vehicle service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with more than 580 new and used car dealerships, according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of their identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike our store-based businesses and will be reported as a stand-alone segment.
Canada
Total Canadian revenues were $133.3 million for the six months ended December 31, 2009, an increase of 3.8%, or $4.8 million as compared to the six months ended December 31, 2008. The impact of foreign currency rates accounted for $5.4 million of this increase. On a constant dollar basis, revenues decreased by $0.6 million reflecting the economic downturn. On a constant dollar basis, check cashing revenues were down $3.8 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 14.9% and 15.5%, respectively. The average face amount per check decreased from $518.04 for the six months ended December 31, 2008 to $514.70 for the current six month period, while the average fee per check increased by 5.9% for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Consumer lending revenues in Canada increased by 4.6% (on a constant dollar basis) for the six months ended December 31, 2009 as compared to the year earlier period.
Operating expenses in Canada decreased $1.8 million or 2.6% from $69.1 million for the six months ended December 31, 2008 to $67.3 million for the six months ended December 31, 2009. The impacts of changes in foreign currency rates resulted in an increase of $2.9 million. The remaining decrease of approximately $4.7 million is primarily related to decreases in salary and benefits, provision for loan losses, returned check expenses offset by increased expenses in advertising in relation to the new favorable regulatory environment in Canada. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 6.7 pts from 18.0% to 11.3%. Overall Canada’s operating margin percentage has increased from 46.2% for the six months ended December 31, 2008 to 49.7% for the six months ended December 31, 2009. The solid improvement in this area is the result of increased consumer lending revenues in addition to efforts to reduce costs and promote efficiencies. To date, provinces which comprise more than 90% of our Canadian company-operated store base have all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result we have recently resumed our television advertising campaign in certain Canadian provinces and are beginning to witness an increase in the number of new customers conducting transactions in our Canadian stores.
The Canadian pre-tax income was $29.6 million for the six months ended December 31, 2009 compared to pre-tax income of $37.6 million for the same period in the prior year, a decrease of $7.7 million. In addition to increased operating margins of $6.6 million, pre-tax income was negatively impacted by corporate expenses of $3.8 million, additional interest expense of $3.8 million, expenses related to the Company’s recent refinancing efforts of $6.7 million and unrealized foreign exchange losses of $0.3 million.

United Kingdom
Total U.K. revenues were $91.1 million for the six months ended December 31, 2009 compared to $73.5 million for the year earlier period, an increase of $17.6 million or 23.9%. On a constant dollar basis and excluding the impact of acquisitions, U.K. year-over-year revenues have increased by $4.3 million, or 5.9%. Both consumer lending/pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $2.2 million and $7.2 million, respectively. As in the other two business sectors, U.K. check cashing revenues was impacted by the recession and decreased by approximately $5.0 million, or 20.9% (also on a constant dollar basis and excluding new stores and acquisitions).
U.K. operating expenses increased by $8.5 million, or 19.5% from $43.9 million for the six months ended December 31, 2008 as compared to $52.4 million for the current six month period. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses increased by $3.6 million or 8.3%. The increase is consistent with an operation that is in a growth mode. There was an increase of 4.3 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the six months ended December 31, 2008 was 11.4% while for the current six month period, the rate increased to 15.7%. On a constant currency basis, U.K. store and regional margin percentage has improved from 40.3% for the six months ended December 31, 2008 to 42.4% for the current three month period ended December 31, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.
The U.K. pre-tax income was $9.3 million for the six months ended December 31, 2009 compared to $17.1 million for the same period in the prior year, a decrease of $7.8 million. In addition to increased operating margins of $9.0 million and a reduction in interest expense of $0.5 million, pre-tax income was negatively impacted by expenses related to the Company’s recent refinancing efforts of $4.7 million, increased corporate and intercompany expenses of $3.0 million and unrealized foreign exchange losses of $9.7 million.
Changes in Financial Condition
On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2009, cash and cash equivalents increased $135.8, million which is net of a $17.0 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is no actual diminution in value from changes in currency rates, and as a result, the cash balances are still fully available to fund the daily operations of the U.K. and Canadian business units. Net cash provided by operating activities was $34.6 million for the six months ended December 31, 2009 compared to $16.7 million for the six months ended December 31, 2008. The increase in net cash provided by operations was primarily the result of strong operating results, the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Liquidity and Capital Resources
Our principal sources of cash have been from operations, borrowings under our credit facilities and the issuance of our common stock, senior convertible notes and issuance of debt securities including the 2016 Notes. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.
Net cash provided by operating activities was $34.6 million for the six months ended December 31, 2009 compared to $16.7 million for the six months ended December 31, 2008. The increase in net cash provided by operations was primarily the result of strong operating results, the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Net cash used in investing activities was $135.2 million for the six months ended December 31, 2009 compared to $9.8 million for the six months ended December 31, 2008. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. For the six months ended December 31, 2009, we made capital expenditures of $11.7 million and acquisitions of $123.5 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $26.2 million during our fiscal year ending June 30, 2010.
Net cash provided by financing activities was $219.4 million for the six months ended December 31, 2009 compared to net cash provided by financing activities of $29.9 million for the six months ended December 31, 2008. The cash provided by financing activities during the six months ended December 31, 2009 was primarily a result of $596.4 million in proceeds from National Money Mart Company’s offering of the 2016 Notes in December 2009, in part offset by a partial repayment of $350.0 million of our term debt and payment of debt issuance cost of $19.1 million. The cash provided by financing activities during the six months ended December 31, 2008 was primarily a result of a net drawdown on our revolving credit facilities and the proceeds from the exercise of stock options offset in part by the repurchase of our common stock.
Credit Facilities. On December 23, 2009, we amended and restated our Credit Agreement and repaid substantially all of our term outstanding obligations thereunder. After giving effect to such amendments and prepayments, the Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with DFG as the borrower; (ii) a senior secured term loan with an aggregate balance of $14.4 million at December 31, 2009, which we refer to as the Canadian Term Facility, with National Money Mart Company, a wholly owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) senior secured term loans with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, with an aggregate balance at December 31, 2009 of $2.0 million and Euro1.6 million, respectively, which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of C$28.5 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.
The amendments to the Credit Agreement included provisions extending the maturity of most of each of the facilities thereunder to December 31, 2014. The effectiveness of the extensions of maturity is conditioned upon the aggregate principal amount of our outstanding 2.875% Senior Convertible Notes due 2027 being reduced from the present $80.0 million amount to an amount less than or equal to $50.0 million prior to October 30, 2012.
The Credit Agreement contains certain financial and other restrictive covenants, which among other things, require us to achieve certain financial ratios, limit capital expenditures, restrict the magnitude of payment of dividends and obtain certain approvals if we want to increase borrowings. As of December 31, 2009, we are in compliance with all covenants.
Revolving Credit Facilities. We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility. A portion of the U.S. Revolving Facility ($7.5 million) terminates on October 30, 2011, and the remainder ($67.5 million) will terminate on December 31, 2014 provided the extension condition described above is met. The portion of the U.S. Revolving Facility that expires on October 30, 2011 bears an interest rate of LIBOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of LIBOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). OPCO’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At December 31, 2009, the borrowing capacity was $75.0 million. At December 31, 2009, there was no outstanding indebtedness under the U.S. Revolving Facility and $13.6 million was outstanding in letters of credit issued by Wells Fargo Bank, N.A. which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility. A portion of the Canadian Revolving Facility (C$2.7 million) terminates on October 30, 2011, and the remainder (C$25.8 million) will terminate on December 31, 2014 provided the extension condition described above is met. The portion that expires on October 30, 2011 bears an interest rate of CDOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of CDOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). National Money Mart Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At December 31, 2009, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at December 31, 2009.

United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at December 31, 2009. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at December 31, 2009) plus 2.0%. Interest accrues on the net amount of the overdraft facility and the cash balance.
Debt Due Within One Year. As of December 31, 2009, debt due within one year consisted of $0.2 million mandatory repayment of 1.0% per annum of the principal balance of the Canadian Term Facility and the U.K. Term Facility.
Long-Term Debt. As of December 31, 2009, long term debt consisted of $596.4 million of 10.375% Senior Notes due December 15, 2016, $66.6 million of 2.875% Convertible Notes, $77.8 million of 3.0% Convertible Notes and $18.7 million in term loans of which $1.6 million matures on October 30, 2012 and $17.1 million matures on December 31, 2014.
On December 21, 2009, we commenced the closing of an exchange offer with certain holders of our 2.875% Senior Convertible Notes due 2027 (Old 2027 Notes) pursuant to the terms of exchange agreements with such holders. Pursuant to the terms of the exchange agreements, the holders exchanged an aggregate of $120 million principal amount of the Old 2027 Notes held by such holders for an equal aggregate principal amount of 3.0% Senior Convertible Notes due 2028 (New 2028 Notes). The New 2028 Notes were issued under an indenture between us and U.S. Bank National Association, as trustee. Holders have the right to convert the New 2028 Notes into cash and, if applicable, shares of our common stock prior to the close of business on the trading day immediately preceding the maturity date upon the satisfaction of certain conditions. The initial conversion rate of the New 2028 Notes is 34.5352 per $1,000 principal amount of New 2028 Notes (equivalent to an initial conversion price of approximately $28.956 per share). The New 2028 Notes accrue interest at a rate of 3.00% per annum. Interest on the New 2028 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2010. The maturity date of the New 2028 Notes is April 1, 2028. On or after April 5, 2015, we have the right to redeem for cash all or part of the New 2028 Notes for a payment in cash equal to 100% of the principal amount of the New 2028 Notes to be redeemed, plus accrued and unpaid interest. Holders of the New 2028 Notes have the right to require us to purchase all or a portion of the New 2028 Notes on each of April 1, 2015, April 1, 2018 and April 1, 2023 for a purchase price payable in cash equal to 100% of the principal amount of the New 2028 Notes to be purchased plus any accrued and unpaid interest. If we are subject of a change of control or similar transaction before the maturity of the New 2028 Notes, the holders will have the right, subject to certain conditions, to require us to repurchase for cash all or a portion of their New 2028 Notes at a repurchase price equal to 100% of the principal amount of the New 2028 Notes being repurchased, plus accrued and unpaid interest. The New 2028 Notes are senior, unsecured obligations and rank equal in right of payment to all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured debt and to the indebtedness and other liabilities of its subsidiaries.
On December 23, 2009, National Money Mart Company issued pursuant to Rule 144A under the Securities Act of 1933, as amended, $600 million aggregate principal amount of its 10.375% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, and us and certain of our direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year. National Money Mart Company will pay interest on the 2016 Notes on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. The maturity date of the 2016 Notes will be automatically shortened to November 30, 2012, unless, prior to October 30, 2012, the aggregate principal amount of the our outstanding 2.875% senior convertible notes due 2027 has been reduced from its present $80 million amount to an amount less than or equal to $50.0 million by means of (i) the repurchase or redemption thereof , (ii) defeasance thereof or (iii) the exchange or conversion thereof into unsecured notes of ours or any of its direct or indirect subsidiaries having no mandatory repayment prior to April 1, 2015, or into our common stock. As of January 31, 2010, $80 million of our 2.875% senior convertible notes due 2027 remained outstanding. Upon the occurrence of certain change of control transactions, National Money Mart Company will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, National Money Mart Company will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015. In connection with the offering, National Money Mart Company agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act with respect to an offer to exchange the 2016 Notes for new 10.375% senior notes due 2016 of National Money Mart Company, with terms substantially similar to the 2016 Notes, no later than 90 days after the issuance of the 2016 Notes.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2009, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt:

10.375% Senior Notes due 2016	$600,000	$—	$—	$—	$600,000
2.875% Senior Convertible Notes due 2027	80,000	—	—	—	80,000

3.0% Senior Convertible Notes due 2028	120,000	—	—	—	120,000
Term loans due 2012	1,608	17	1,591	—	—

Term loans due 2014	17,050	176	353	16,521	—

Operating lease obligations	143,819	35,338	51,418	30,110	26,953

Total contractual cash obligations	$962,477	$35,531	$53,362	$46,631	$826,953

We believe that, based on current levels of operations and our improved operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our liquidity and capital expenditure requirements for the foreseeable future, build de novo stores and effectuate various acquisitions and make payment of interest and principal on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our fixed expenses, including debt service.
Balance Sheet Variations
December 31, 2009 compared to June 30, 2009.
The Company’s cash balances increased from $209.6 million at June 30, 2009 compared to $345.4 million at December 31, 2009 primarily as the result of approximately $105 million of excess cash generated from the Company’s refinancing activities (net of cash utilized in DFS acquisition) during December 2009.
Loans receivable, net increased by $11.9 million to $126.6 million at December 31, 2009 from $114.7 million at June 30, 2009. Loans receivable, gross increased by $15.5 million and the related allowance for loan losses increased by $3.6 million. The U.K. and Poland business units showed increases in their loan receivable balances of $4.9 million and $1.8 million, respectively. The U.S. and Canadian businesses, had decreases of $0.8 million and $1.0 million, respectively. In constant dollars, the allowance for loan losses increased by $3.0 million and increased to 10.9% of the outstanding principal balance at December 31, 2009 as compared to 9.6% at June 30, 2009, primarily due to the mix of lending products. The following factors impacted this area:
•	Continued improvements in U.S. collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased by 20.4% from 4.6% at

June 30, 2009 compared to 3.7% at December 31, 2009.
•	In constant dollars, the Canadian ratio of allowance for loan losses has increased from 3.3% at June 30, 2009 to 4.6% at December 31, 2009. The primary factor driving this increase relates to an increase to reserves associated with an installment loan product that is being discontinued. The general loans receivable classification continues to show improvement with the loan loss reserve as a percentage of outstanding principle dropping from 2.9% at June 30, 2009 to 2.4% at December 31, 2009.

•	In constant dollars, the U.K.’s allowance for loan losses increased from 8.5% of outstanding principal at June 30, 2009 to 9.9% at December 31, 2009. This percentage increase relates to the mix of loan products and the associated loss rates.
Loans in default, net increased by $0.8 million from $6.4 million at June 30, 2009 to $7.3 million at December 31, 2009. On a constant dollar basis, there was only a small increase in the loans in default, net of $0.2 million.
Other receivables increased by $15.0 million from $7.3 million at June 30, 2009 to $22.3 million at December 31, 2009. The Company’s acquisitions accounted for $6.6 million of the increase and $7.6 million of the increase related to the timing of settlements with certain Canadian vendors associated with our money order business. The remaining increase was primarily related to foreign currency translation impacts.
Goodwill and other intangibles increased $137.6 million, from $454.3 million at June 30, 2009 to $591.9 million at December 31, 2009 due to $119.9 million of additional goodwill and intangibles associated with acquisitions during the current fiscal year and foreign currency translation impacts of $17.7 million.
Debt issuance costs, net of accumulated amortization increased from $9.9 million at June 30, 2009 to $20.6 million at December 31, 2009 in connection with the Company’s refinancing activities in December 2009.
Accrued expenses and other liabilities increased $21.7 million from $70.6 million at June 30, 2009 to $92.3 million at December 31, 2009 due to the reclassification of $8.6 million from long-term to current related to a payment in connection with the Ontario class action settlement that is anticipated to be made in July of 2010, increases in accrued payroll of $5.2 million and increases in accrued interest expense of $1.6 million on the Company’s new senior notes. Foreign currency translation adjustments also accounted for $5.9 million of the increase.
The fair value of derivatives increased from a liability position of $10.2 million at June 30, 2009 to a liability of $47.2 million as of December 31, 2009 a change of $37.0 million. The change in the fair value of these cash flow hedges are a result of the change in the foreign currency exchange rates and interest rates related to the tranche of 2006 Canadian term loans.
Long-term debt increased by $228.8 million from $530.4 million at June 30, 2009 to $759.2 million at December 31, 2009 as the result of the Company’s refinancing activities in December 2009.
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
Impact of Recent Accounting Pronouncement
On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. We will adopt this Statement for the quarterly period ended March 31, 2009, as required, and adoption is not expected to have a material impact on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements regarding, among other things, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this Form 10-Q are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to us, are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in Part II, section 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	December 31,

	2008	2009
Company Operating Data:
Stores in operation:
Company-owned	1,078	1,043
Franchised stores and check cashing merchants	292	129

Total	1,370	1,172

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2008	2009		2008	2009
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,138	$1,004	(1)	$2,455	$1,987	(1)
Face amount of average check	$464	$491	(2)	$493	$488	(2)
Average fee per check	$16.99	$18.87	(3)	$18.11	$18.73	(3)
Number of checks cashed (in thousands)	2,450	2,043		4,979	4,075

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2009	2008	2009
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$14,239	$8,532	$33,400	$17,965

Collections	(10,449)	(6,526)	(24,387)	(13,880)

Net write-offs	$3,790	$2,006	$9,013	$4,085

Collections as a percentage of returned checks	73.4%	76.5%	73.0%	77.3%
Net write-offs as a percentage of check cashing revenues	9.1%	5.2%	10.0%	5.4%
Net write-offs as a percentage of the face amount of checks cashed	0.33%	0.20%	0.37%	0.21%

(1)	Net of a $68 and $18 increase as a result of the impact of exchange rates for the three and six months ended December 31, 2009, respectively.

(2)	Net of a $33 and $5 increase as a result of the impact of exchange rates for the three and six months ended December 31, 2009, respectively.

(3)	Net of a $1.30 and $0.05 increase as a result of the impact of exchange rates for the three and six months ended December 31 2009, respectively.

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for our legacy retail store businesses in the U.S., Canada and U.K. for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31th,		December 31,
	2008	2009	2008	2009
U.S. company-funded consumer loan originations	$161,067	$139,419	$327,447	$275,222
Canadian company-funded consumer loan originations	192,739	208,994 (1)	425,583	408,161 (1)
U.K. company-funded consumer loan originations	90,321	111,078 (2)	202,205	220,906 (2)

Total company-funded consumer loan originations	$444,127	$459,491	$955,235	$904,289

U.S. Servicing revenues	$539	$—	$1,117	$—
U.S. company-funded consumer loan revenues	21,649	18,180	43,874	36,038
Canadian company-funded consumer loan revenues	30,006	38,107	67,203	73,322
U.K. company-funded consumer loan revenues	17,811	21,424	39,309	41,114

Total consumer lending revenues, net	$70,005	$77,711	$151,503	$150,474

Gross charge-offs of company-funded consumer loans	$48,781	$38,169	$108,258	$79,886

Recoveries of company-funded consumer loans	(33,732)	(29,285)	(81,171)	(62,234)

Net charge-offs on company-funded consumer loans	$15,049	$8,884	$27,087	$17,652

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	11.0%	8.3%	11.3%	8.8%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.6%	6.4%	8.5%	6.8%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	3.4%	1.9%	2.8%	2.0%

(1)	Net of a $26.5 million and $16.0 million increase as a result of the impact of exchange rates for the three and six months ended December 31, 2009.

(2)	Net of a $4.4 million increase and $12.3 million decrease as a result of the impact of exchange rates for the three and six months December 31, 2009

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
We and our subsidiaries have no market risk sensitive instruments entered into with the intent to hold for trading purposes, as defined by U.S. generally accepted accounting principles or GAAP. As discussed below, as a result of the refinancing we do have cross currency swaps not designated as hedging instruments under GAAP. While the instruments have the same market risk exposure that they had in our historical financial statements, future changes in the market value of these instruments will be recorded in the statement of operations.
Interest Rate Risk
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest. With the repayment of substantially all of our outstanding obligations under the credit facilities during December 2009 with the proceeds of a fixed rate bond issuance without termination of its Canadian cross currency swaps hedging the debt, the Company is exposed to adverse changes in interest rates that will likely have an impact on our consolidated statement of financial position. See the section entitled “Cross Currency Interest Rate Swaps”.
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2009, we did not hold put options, however in January we purchased put options to protect certain currency exposure in Canada and the United Kingdom through March, 2010. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2009, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009.
Canadian operations (exclusive of the unrealized foreign exchange gain of $4.1 million, loss on extinguishment of debt of $3.6 million, loss on derivatives not designated as hedges of $3.3 million and the loss on store closings of $0.7 million) accounted for approximately 73.5% of consolidated pre-tax earnings for the six months ended December 31, 2009 and 95.4% of consolidated pre-tax earnings (exclusive of loss on store closings of $2.4 million) for the six months ended December 31, 2008. U.K. operations (exclusive of the loss on extinguishment of debt of $4.7 million and unrealized foreign exchange losses of $7.9 million) accounted for approximately 48.6% of consolidated pre-tax earnings for the six months ended December 31, 2009 and 40.7% of consolidated pre-tax earnings for the six months ended December 31, 2008. U.S. operations (exclusive of the loss on extinguisment of debt of $0.5 million, litigation expense of $1.3 million and losses on store closings of $1.0 million) accounted for approximately (22.1)% of consolidated pre-tax earnings for the six months ended December 31, 2009 and (36.1)% of consolidated pre-tax earnings (exclusive of losses on store closings of $3.1 million) for the six months ended December 31, 2008. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $28.9 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in the six months ended December 31, 2009 of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange losses of $3.9 million, losses on derivatives not designated as hedges of $3.3 million and losses on store closings of $0.7 million) by approximately $5.5 million for the six months ended December 31, 2009 and $6.2 million (exclusive of losses on store closings of $2.4 million) for the six months ended December 31, 2008. This impact represents 12.2% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2009 and 14.8% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2008.
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
On May 7, 2009, our U.K. subsidiary, terminated its two cross-currency interest rate swaps hedging variable-rate borrowings. As a result, we prospectively discontinued hedge accounting on these cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
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
On December 23, 2009, the Company used a portion of the net proceeds of its $600 million Senior Note Offering to prepay $350 million of the $368.6 million outstanding term loans. As a result, the Company prospectively discontinued hedge accounting on its Canadian cross-currency swaps because they were no longer effective. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009 these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges, therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. As of December 31, 2009, amounts related to cross-currency interest rate swaps amounted to a decrease in stockholders’ equity of $34.2 million, net of tax. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2009 is a liability of $47.2 million and is included in fair value of derivatives on the balance sheet. During the three and six months ended December 31, 2009, we recorded $3.3 million in earnings related to the ineffective portion of these cash flow hedges.
On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$184.0 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$145.7 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on the interest rate swaps in order to secure these amendments, the impact of which will be recorded in our March 31, 2010 financial statements.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the following risk factors, which contain material changes to, and amend and restate in their entirety, the risk factors set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 which could materially affect our business, financial condition or future results of operations. The risks described below in this item are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.
Risks Related to Our Business and Industry
If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and our ability to service our indebtedness and fund our operations would be harmed.
We believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facilities will be adequate to meet our future liquidity needs. However, we have substantial debt service obligations, working capital needs and contractual commitments. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness, fund our expansion efforts or fund our other liquidity needs. In addition, adverse changes in any of the measures above may impact the value of the goodwill or other intangible assets on our balance sheet by causing us to write-down or write-off the balance completely.
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
Various anti-cash advance legislation has been proposed or introduced in various state legislatures and in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any U.S. federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have an adverse impact on our business, prospects, results of operations and financial condition.
Currently our check cashing and consumer lending activities are subject to only limited substantive regulation in Canada other than usury laws. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulations of our industry’s consumer loan products to the respective provinces. There can be no assurance that the new regulations that may be adopted would not have a detrimental effect on our consumer lending business in Canada. Historically, our Canadian consumer lending activities were subject to provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. A federal usury ceiling applied to loans we made to Canadian customers. Such borrowers historically contracted to repay us in cash; if they elected to repay by check, we also collected, in addition to a permissible finance charge, our customary check-cashing fees. To date, the provinces of British Columbia, Saskatchewan, Manitoba, Ontario, Nova Scotia, Prince Edward Island, Alberta and New Brunswick have all passed legislation to regulate short term consumer lenders and each are in the process of adopting the new regulations and rates consistent with the regulations. In general, the regulations proposed and implemented to date are similar to those in effect in the United States which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices.
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
We maintain an allowance for loan losses for anticipated losses on company-funded loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of December 31, 2009, our allowance for loan losses on company-funded consumer loans that were not in default was $15.8 million and our allowance for losses on loans in default was $17.1 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.
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
The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry consolidates. In addition to other check cashing stores and consumer lending stores in the United States, Canada, the United Kingdom and Europe, we compete with banks and other financial services entities and retail businesses that cash checks, offer consumer loans, sell money orders, provide money transfer services or offer other products and services offered by us. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.
Unexpected changes in foreign tax rates could negatively impact our operating results.
We currently conduct significant check cashing and consumer lending activities internationally. Our foreign subsidiaries accounted for 76.5% of our total revenues during the three months ended December 31, 2009, and 69.0% of our total revenues during the three months ended December 31, 2008. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.
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
Our operations in Canada and the United Kingdom are significant to our business and present risks which may vary from those we face domestically. At December 31, 2009, assets held by our foreign subsidiaries represented 64.5% of our total assets. Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations.
Foreign currency fluctuations may adversely affect our results of operations.
We derive significant revenue, earnings and cash flow from our operations in Canada and the United Kingdom. Our results of operations are vulnerable to currency exchange rate fluctuations principally in the Canadian dollar and the British pound against the

United States dollar. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in the six months ended December 31, 2009 of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange losses of $3.9 million, losses on derivatives not designated as hedges of $3.3 million and losses on store closings of $0.7 million) by approximately $5.5 million for the six months ended December 31, 2009 and $6.2 million (exclusive of losses on store closings of $2.4 million) for the six months ended December 31, 2008. This impact represents 12.2% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2009 and 14.8% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2008.
Demand for our products and service is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.
A significant portion of our revenues is derived from cashing checks and consumer lending. Revenues from check cashing and consumer lending accounted for 25.2% and 54.2%, respectively, of our total revenues during the three months ended December 31, 2009 and 31.5% and 50.9%, respectively, of our total revenues during the three months ended December 31, 2008. Any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our revenues and results of operations.
If the national and worldwide financial crisis continues, potential disruptions in the credit markets may negatively impact the availability and cost of short-term borrowing under our senior secured credit facility, which could adversely affect our results of operations, cash flows and financial condition.
If internal funds are not available from our operations and after utilizing our excess cash we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our revolving loans. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.
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
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our outstanding indebtedness on favorable terms, if at all. The lack of availability under, and the inability to subsequently refinance, our indebtedness could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.
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
Future legislative and regulatory activities and court orders may restrict our ability to continue our current legal document processing services business model or expand its use. For example, there have been recent efforts by various trade and state bar associations and state legislatures and regulators to define the practice of law in a manner which would prohibit the preparation of legal documents by non-attorneys or prohibit non-attorneys from offering for sale certain legal documents.
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
Our expansion strategy, which contemplates the addition of new stores, the acquisition of competitor stores and acquiring or developing new distribution channels for our products in the United States, Canada, the United Kingdom, the Republic of Ireland, Poland and other international markets, is subject to significant risks. Our continued growth is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to our operating platform, the ability to obtain any government permits and licenses that may be required, the ability to identify and overcome cultural and linguistic differences which may impact market practices within a given geographic region, and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.
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
Since our business requires us to maintain a significant supply of cash in each of our stores, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security, systems and processes for our employees and facilities, we cannot assure you that robberies, employee error and theft will not occur and lead to cash shortages that could adversely affect our results of operations.
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
In the event that our cash flow from operations are not sufficient to meet our future liquidity needs, a portion of the goodwill on our balance sheet could become impaired as the fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows. The balance of our goodwill as of December 31, 2009 of $475.4 million exceeded total shareholders’ equity of $252.6 million. As a result, a decrease to our cash flow from operations could result in a charge that significantly impacts the balance of our total shareholders’ equity.

Risks Related to the Notes and Our Indebtedness
We have a holding company structure and may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
We, and certain guarantors of our indebtedness, are holding companies that conduct all of our, or their, operations through subsidiaries. Our and our holding company subsidiaries’ ability to service debt are principally dependent upon our and their subsidiaries’ earnings and distributions of those earnings and may also be dependent upon loans, advances or other payments of funds to such holding company by those subsidiaries. In some circumstances, these subsidiaries may be unable to pay dividends or otherwise make payments, including as a result of insufficient cash flow, restrictive covenants in loan agreements, foreign exchange limitations or other regulatory restrictions. If such subsidiaries are unable to pay dividends or otherwise make payments to these holding company guarantors, the holding company guarantors will not be able to make debt service payments on the guarantee obligations under the notes. In addition, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions. Our operating subsidiaries are permitted under the terms of our indebtedness, including the indenture governing the notes and our senior secured credit facility to incur additional indebtedness that may restrict payments from those subsidiaries to us. The agreements governing the current and future indebtedness of our operating subsidiaries may not permit those subsidiaries to provide us and certain other guarantors with sufficient cash to meet their guarantee obligations on the notes when due. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit facility restricts our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
The maturity date of our secured credit facility and 2016 Notes are subject to a springing maturity which requires us to satisfy certain conditions for the springing maturity to become effective.
The extension of certain maturity dates contemplated by our senior secured credit facility will not become effective and the maturity date of the 2016 Notes will be automatically shortened to November 30, 2012, unless prior to October 30, 2012, the aggregate $80.0 million principal amount of our outstanding 2.875% senior convertible notes due 2027 has been reduced to an amount less than or equal to $50.0 million by means of (i) our repurchase or redemption, (ii) defeasance by us in accordance with the terms thereof or (iii) the exchange or conversion thereof into our unsecured notes or unsecured notes of any of our direct or indirect subsidiaries having no mandatory repayment prior to April 1, 2015, or into our common stock. We refer to this condition as the “springing maturity.”
If we are unable to satisfy the springing maturity condition we will be required to repay or refinance the amounts due under our senior secured credit facility and the notes earlier than otherwise anticipated. In such case, if we are unable to repay or refinance our senior secured credit facility, which will mature before the notes, we would be in default under our senior secured credit facility. If we were to default on our credit facility, we would also be in default under the notes as a result of the cross-default provisions under the indenture governing the terms of the notes. We cannot be sure that we would have, or be able to obtain, sufficient funds to repay the amounts outstanding under our senior secured credit facility and the notes if we are unable to satisfy the springing maturity condition or that we would be able to obtain third-party financing on terms reasonably acceptable to us or at all.
In addition, if we are unable to satisfy the springing maturity condition our ability to timely refinance our senior secured credit facility and the notes will depend upon the foregoing factors as well on continued and sustained improvements in financing markets. We cannot assure creditors that refinancing will be possible. If we are unable to refinance our debt on a timely basis, we might be forced to dispose of certain assets, minimize capital expenditures or take other steps that could be detrimental to our business. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions or our existing or future debt agreements. The inability to refinance or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to holders of the notes.
We are subject to restrictive covenants imposed by our senior secured credit facility and by the indenture governing the 2016 Notes.
Our senior secured credit facility and the indenture governing the 2016 Notes contain numerous financial and operating covenants. These covenants restrict or limit, among other things, our ability to:

•	dispose of assets;

•	make capital expenditures;

•	repurchase or redeem equity interests or subordinated indebtedness;

•	make principal payments or prepayments on the notes;

•	make certain investments;

•	incur additional indebtedness;

•	create liens;

•	incur restrictions on the ability of our subsidiaries to grant liens or to pay dividends or make other payments or transfers to us;

•	merge or consolidate with or into any other person or transfer all or substantially all of our assets;

•	enter into new businesses unrelated to our existing businesses;

•	enter into transactions with our affiliates;

•	enter into swap agreements; and

•	enter into sale and leaseback transactions.
Our senior secured credit facility also requires us to maintain minimum financial ratios. Such financial ratios are a maximum ratio of debt to EBITDA, a maximum ratio of secured debt to EBITDA and a minimum ratio of EBITDA to fixed charges. The restrictions in our senior secured credit facility and restrictions in the indenture governing the 2016 Notes limit our financial and strategic flexibility, and may prohibit or limit any contemplated strategic initiatives and limit our ability to grow and increase our revenues or respond to competitive changes. The failure to comply with the covenants would result in a default and permit the lenders under our senior secured credit facility to accelerate the maturity of the indebtedness issued thereunder, and we could be prohibited from making any principal payments on the remaining balance of the notes.
Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in the indenture governing the 2016 Notes could result in an event of default under the indenture, which could permit acceleration of the 2016 Notes and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. If not, the notes would likely lose much or all of their value.
Despite the level of our indebtedness, we may still incur significantly more indebtedness. This could further increase the risks associated with our indebtedness.
Despite our current level of indebtedness, we may need to incur significant additional indebtedness, including secured indebtedness, in the future. Although our senior secured credit facility and our indenture governing the 2016 Notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the notes, in whole or in part.
Risks Related to the DFS Business
The DFS business relies upon exclusive contractual relationships with its service providers, and the DFS business would be harmed from the loss of any of these service providers or if alternate service providers are needed but cannot be arranged or are not available.

DFS is an established business that provides services to enlisted military personnel who make application for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. DFS’s revenue comes from fees related to the loan application which are paid by the third-party national bank and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. DFS relies upon exclusive contractual relationships with the third-party national bank for the funding and servicing of auto loans made in connection with qualifying applications submitted for its customers through DFS’s MILES program, a third-party provider for service contracts and a third-party provider for GAP insurance contracts. If events were to occur which resulted in DFS losing any or all of these contractual relationships, or which resulted in a material reduction in the services provided, a material increase in the cost of the services provided or a material reduction in the fees earned by DFS for the services provided under these exclusive contractual relationships, DFS could be required to locate new or alternate service providers. In such event, and until DFS would be able to locate new or alternate service providers, the DFS business could be significantly disrupted. In addition, these new or alternate service providers may offer services that are more costly to DFS’s customers or that pay premiums or fees below the level that DFS currently receives. These changes could have a material adverse effect on the DFS business and negatively affect its revenues and results of operations.
Potential disruptions in the credit markets may negatively impact the availability and cost of auto loans which could adversely affect DFS’s results of operations, cash flows and financial condition.
The auto loans made in connection with qualifying applications submitted for its customers through DFS’s MILES program are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Disruptions in the capital and credit markets could adversely affect the third-party national bank’s ability to continue funding and servicing these auto loans. In addition, longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect DFS’s ability to make arrangements with replacement or alternate lenders on favorable terms, if at all. If this third-party national bank were to provide DFS notice under its contract with DFS of its intent to terminate the contract, DFS would be required to find new or alternate service providers of credit arrangements for its customers. Increases in the costs of auto loans, reductions in the fees paid to DFS in connection with auto loans or declines in business while replacement or alternate lenders are arranged could adversely affect DFS’s results of operations, cash flows and financial condition.
The DFS business relies upon ongoing enlistment in the U.S. military and budget cuts that reduce enlistments or reduce the number of active duty military personnel could harm the DFS business.
DFS offers its services to enlisted active duty U.S. military personnel. The number of enlisted active duty military personnel and the number of recruits joining the military each year are subject to the U.S. defense budget. Cuts in the U.S. defense budget may result in reductions in recruitment targets, reductions in the number of active duty military personnel or both, any of which would reduce the overall number of potential DFS customers or potentially reduce demand for the services offered by DFS which would cause the revenue of DFS to decline and could otherwise harm its business, financial condition and results of operations.
Risks Relating to Our Capital Stock
The price of our common stock may be volatile.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since February 2009, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $25.50 to a low of $4.83. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.
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
Risks Relating to Our Outstanding Convertible Notes
Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results and could adversely affect the trading price of our securities, including our common stock and the 2.875% Senior Convertible Notes due 2027and the 3.0% Senior Convertible Notes Due 2028.
For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the excess of the conversion value over the principal amount, if any, and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” is accounted for in a manner similar to nonconvertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of our 2.875% Senior Convertible Notes due 2027 and the 3.0% Senior Convertible Notes due 2028 are not included in the calculation of our earnings per share until the conversion price is “in the money,” and we are assumed to issue the number of shares of common stock necessary to settle.
We cannot predict any other changes in generally accepted accounting principles, or GAAP, that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our securities, including our common stock and the Senior Convertible Notes due 2027 and 2028.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of our stockholders was held on November 11, 2009.
The following persons were elected to serve as Class B members of our Board of Directors each to serve until the 2012 annual meeting of our stockholders and unitl their repective successors are duly elected and qualified.

	Votes For:	Votes Witheld:
David Jessick	19,447,167	3,000,531
Kenneth Schwenke	14,209,406	8,238,292
Michael Kooper	16,024,073	6,423,625
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2010 was ratified:

Votes For	22,032,866
Votes Against	409,780
Abstentions	5,051

Item 6.
Exhibits

Exhibit No.	Description of Document
2.1	Purchase Agreement dated as of October 28, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford, and Robert H. Nelson (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009)

2.2	Amendment to Purchase Agreement dated as of December 23, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford, and Robert H. Nelson (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009)

4.1	Indenture dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and U.S. Bank National Association, as trustee, governing the terms of the 10.375% Senior Notes due 2016 (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009)

4.2	Registration Rights Agreement dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009)

4.3	Indenture dated December 23, 2009 by and among Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.00% Senior Convertible Notes due 2028 (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009)

10.1	Employment Agreement by and among Jeffrey Weiss, the Company and Dollar Financial Group, Inc., dated October 30, 2009 (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 2, 2009)

10.2	Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased and Ronald Adrien Oriet, as plaintiffs and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009 (incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2009)

10.3	Form of Amended and Restated Credit Agreement (incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: February 9, 2010	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.