Form 10-Q
period 2010-03-31
DOLLAR FINANCIAL CORP
filed 2010-05-10
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2010, 24,332,319 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2009 and March 31, 2010 (unaudited)	3

Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended 2009 and 2010	4

Interim Consolidated Statements of Stockholders’ Equity as of June 30, 2009 and March 31, 2010 (unaudited)	5

Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended 2009 and 2010	6

Notes to Interim Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	71

Item 4. Controls and Procedures	73

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	74

Item 6. Exhibits	75

Signature	76

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

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance and Corporate Controller
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2009	2010
	(restated)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,602	$370,977
Loans receivable, net:
Loans receivable	126,826	136,790
Less: Allowance for loan losses	(12,132)	(17,349)

Loans receivable, net	114,694	119,441
Loans in default, net of an allowance of $17,000 and $15,153	6,436	5,867
Other receivables	7,299	20,887
Prepaid expenses and other current assets	22,794	24,222
Current deferred tax asset, net of valuation allowance of $4,816 and $4,816	39	1,403

Total current assets	360,864	542,797
Deferred tax asset, net of valuation allowance of $84,972 and $79,976	27,062	29,402
Property and equipment, net of accumulated depreciation of $99,803 and $115,969	58,614	63,114
Goodwill and other intangibles	454,347	593,609
Debt issuance costs, net of accumulated amortization of $6,815 and $7,986	9,869	20,133
Other	10,709	15,935

Total Assets	$921,465	$1,264,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,298	$36,907
Income taxes payable	14,834	9,329
Accrued expenses and other liabilities	70,588	140,941
Debt due within one year	5,880	14,401
Current deferred tax liability	71	310

Total current liabilities	127,671	201,888
Fair value of derivatives	10,223	63,165
Long-term deferred tax liability	18,876	22,570
Long-term debt	530,425	735,928
Other non-current liabilities	25,192	22,931
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,102,985 shares and 24,332,319 shares issued and outstanding at June 30, 2009 and March 31, 2010, respectively	24	24
Additional paid-in capital	311,301	329,906
Accumulated deficit	(110,581)	(110,419)
Accumulated other comprehensive income	8,018	(1,246)

Total Dollar Financial Corp. stockholders’ equity	208,762	218,265
Non-controlling interest	316	243

Total stockholders’ equity	209,078	218,508

Total Liabilities and Stockholders’ Equity	$921,465	$1,264,990

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
	(restated)		(restated)
Revenues:
Check cashing	$37,263	$37,236	$127,419	$113,575
Fees from consumer lending	57,654	78,062	203,261	238,250
Money transfer fees	5,957	6,609	20,351	20,523
Pawn service fees and sales	3,164	4,814	10,466	13,302
Other	14,126	30,627	41,916	66,247

Total revenues	118,164	157,348	403,413	451,897

Operating expenses:
Salaries and benefits	34,429	39,882	111,507	114,341
Provision for loan losses	10,242	10,220	40,392	34,578
Occupancy	9,863	10,974	31,503	32,659
Depreciation	3,057	3,424	9,819	10,869
Returned checks, net and cash shortages	2,866	2,288	13,228	7,182
Maintenance and repairs	2,848	3,097	9,068	8,792
Advertising	1,451	3,884	6,659	11,998
Bank charges and armored carrier service	3,174	3,477	9,937	10,400
Other	9,639	16,142	32,621	40,612

Total operating expenses	77,569	93,388	264,734	271,431

Operating margin	40,595	63,960	138,679	180,466

Corporate and other expenses:
Corporate expenses	15,452	22,068	52,566	65,368
Other depreciation and amortization	925	2,490	2,903	4,652
Interest expense, net	10,346	21,946	32,560	46,412
Loss on extinguishment of debt	—	718	—	9,531
Unrealized foreign exchange gain	—	(15,681)	—	(11,769)
Loss on derivatives not designated as hedges	—	18,634	—	21,909
Provision for litigation settlements	45	26,627	554	27,894
Loss on store closings	644	1,507	6,137	3,157
Other (income) expense, net	(877)	261	(6,546)	1,685

Income (loss) before income taxes	14,060	(14,610)	50,505	11,627
Income tax provision (benefit)	8,361	(2,332)	23,970	11,538

Net income (loss)	5,699	$(12,278)	$26,535	$89
Less: Net loss attributable to non-controlling interests	—	(37)	—	(73)

Net income (loss) attributable to Dollar Financial Corp.	$5,699	$(12,241)	$26,535	$162

Net income per share:
Basic	$0.24	$(0.51)	$1.10	$0.01
Diluted	$0.24	$(0.51)	$1.10	$0.01
Weighted average shares outstanding:
Basic	23,951,974	24,151,536	24,024,628	24,064,118
Diluted	24,007,851	24,151,536	24,114,896	24,767,284
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income (loss)	Equity
Balance, June 30, 2009 (audited)	24,102,985	$24	$311,301	$(110,581)	$316	$8,018	$209,078

Comprehensive income:
Foreign currency translation						(10,751)	(10,751)
Cash flow hedges						1,487	1,487
Net income				162			162

Total comprehensive income							(9,102)
Restricted stock grants	191,706
Stock options exercised	85,508		1,417				1,417
Vested portion of granted restricted stock and restricted stock units			2,373				2,373
Retirement of common stock	(47,880)		—
Other stock compensation	—		2,284				2,284
Net income attributable to non-controlling interest			—		(73)		(73)
Debt Discount			32,911				32,911
Retirement of Debt Discount			(20,380)				(20,380)

Balance, March 31, 2010 (unaudited)	24,332,319	$24	$329,906	$(110,419)	$243	$(1,246)	$218,508

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2009	2010
	(restated)
Cash flows from operating activities:
Net income	$26,535	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,869	17,971
Loss on extinguishment of debt	—	9,531
Change in fair value of derivatives not designated as hedges	—	17,054
Provision for loan losses	40,392	34,578
Non-cash stock compensation	5,045	4,657
Non-controlling interest	—	(73)
Loss on disposal of fixed assets	1,963	314
Unrealized foreign exchange gain	—	(12,000)
Deferred tax provision (benefit)	3,793	(2,436)
Accretion of debt discount and deferred issuance costs	6,649	9,403
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(33,672)	(46,912)
Increase in prepaid expenses and other	(3,635)	(1,458)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(14,380)	48,326

Net cash provided by operating activities	47,559	79,117
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,382)	(123,829)
Additions to property and equipment	(11,013)	(18,303)

Net cash used in investing activities	(13,395)	(142,132)
Cash flows from financing activities:
Proceeds from offering 10.375% Senior Notes due 2016	—	596,388
Proceeds from the exercise of stock options	3,305	1,417
Purchase of company stock	(7,492)	—
Repayment of term loan notes	—	(351,114)
Other debt payments	(2,653)	(6,992)
Payment of convertible debt	—	(32,032)
Net (decrease) increase in revolving credit facilities	(3,753)	14,200
Payment of debt issuance and other costs	(128)	(19,681)

Net cash (used in) provided by financing activities	(10,721)	202,186
Effect of exchange rate changes on cash and cash equivalents	(41,590)	22,204

Net (decrease) increase in cash and cash equivalents	(18,147)	161,375
Cash and cash equivalents at beginning of period	209,714	209,602

Cash and cash equivalents at end of period	$191,567	$370,977

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of DFC consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 3, 2009, as amended in its entirety as set forth in Exhibit 99.1 to DFC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2010 to reflect (i) the retrospective application of ASC 470-20 and ASC 810-10 (which was originally reflected in the amended financial statements filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009) and (ii) the inclusion of Notes 23 and 24 thereto to provide condensed consolidating financial information in accordance with Rule 3-10(d) of Regulation S-X and to provide information with respect to events occurring after December 31, 2009). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFC Holdings, Inc. The Company principally operates a store network through OPCO and its wholly owned and majority owned subsidiaries. Through its subsidiaries, the Company primarily provides retail financial services to the general public through a network of 1,178 locations (of which 1,054 are company owned) operating primarily under the names Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and The Check Cashing Store in the United States, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,170 locations (including 1,054 company-owned) in the United States, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, pawn service fees, gold buying and various other related services. Also, included in this network is the Company’s Poland operation acquired in June 2009 which provides financial services to the general public through in-home servicing. Furthermore, this network includes a U.K. Internet-based consumer lending business as well as a merchant cash advance business in the United Kingdom that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card sales.
Through Dealers’ Financial Services, LLC and its wholly owned subsidiary, Dealers’ Financial Services Reinsurance Ltd. (together, “DFS”), the Company provides services to enlisted military personnel seeking to purchase new and used vehicles. DFS markets its services through its branded fee-based Military Installment Loan and Education Services, or “MILES”, program. DFS provides services to enlisted military personnel who make applications for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Additionally, DFS provides ancillary services such as service contracts and guaranteed asset protection, or GAP, insurance, along with consultations regarding new and used automotive purchasing, budgeting, credit and ownership training. DFS’ revenue primarily comes from fees which are paid by the third-party national bank and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. DFS operates through an established network of arrangements with approximately 600 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank.
The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “DLLR”.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes and impairment assessment of goodwill and other intangible assets and litigation reserves. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity.
Fair Value of Financial Instruments
The fair value of the Company’s Canadian Term Loan Facility and U.K. Term Loan Facility (each as defined in Note 5 below) is calculated as the sum of the present value of all contractual cash flows. The fair value of the 2.875% Senior Convertible Notes due 2027 issued by DFC (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 (“the 2028 Notes”) and the 10 3/8% Senior Notes due 2016 issued by the Company’s Canadian subsidiary National Money Mart Company (the “2016 Notes”) are based on broker quotations. The Company’s financial instruments consist of cash and cash equivalents, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value.
The total fair value of the 2027 Notes and the 2028 Notes were approximately $41.7 million and $157.7 million, respectively, at March 31, 2010. These fair values relate to the face value of the 2027 Notes and the 2028 Notes and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $650.7 million at March 31, 2010. The total fair value of the Canadian Term Facility was approximately $14.0 million at March 31, 2010. The total fair value of the U.K. Term Facility was $4.1 million at March 31, 2010.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Net income (loss) attributable to Dollar Financial Corp	$5,699	$(12,241)	$26,535	$162
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	23,952	24,152	24,025	24,064
Effect of dilutive stock options — (2)	—	—	14	407
Effect of unvested restricted stock and restricted stock unit grants (2)	56	—	76	296

Weighted average of common shares outstanding — diluted	24,008	24,152	24,115	24,767

(1)	Excludes 114 and 101 shares of unvested restricted stock which are included in total outstanding common shares as of March 31, 2009 and 2010, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss for the three months ended March 31, 2010, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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
Compensation expense related to share-based compensation included in the statement of operations for the three months ended March 31, 2009 and 2010 was $1.1 million and $1.2 million, respectively, net of related tax effects and $2.9 million and $3.7 million, respectively, net of related tax effects for the nine months ended March 31, 2009 and 2010.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Expected volatility	52.2%	53.6%	49.6%	54.8%
Expected life (years)	6.0	6.0	5.8	5.9
Risk-free interest rate	2.38%	3.07%	2.51%	3.22%
Expected dividends	None	None	None	None
Weighted average fair value	$3.40	$11.34	$3.71	$9.62
A summary of the status of stock option activity for the nine months ended March 31, 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2009 (911,623 shares exercisable)	1,575,184	$14.56	7.8	$3.0
Granted	274,029	$17.70
Exercised	(85,508)	$16.57
Forfeited and expired	(23,960)	$16.10

Options outstanding at March 31, 2010	1,739,745	$14.94	7.4	$16.2

Exercisable at March 31, 2010	1,110,446	$15.61	6.6	$9.7

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Stock Based Employee Compensation (continued)
The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2010 was $0.6 million and $0.7 million, respectively, and was zero and $1.5 million for the three and nine months ended March 31, 2009. As of March 31, 2010, the total unrecognized compensation cost over a weighted-average period of 2.1 years, related to stock options, is expected to be $2.4 million. Cash received from stock options exercised for the three and nine months ended March 31, 2010 was $1.3 million and $1.4 million, respectively. Cash received from stock options exercised for the three and nine months ended March 31, 2009 was zero and $3.3 million, respectively.
Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”) and (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.
Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2009	105,458	$11.03
Granted	31,899	$22.86
Vested	(36,795)	$11.83

Outstanding at March 31, 2010	100,562	$14.49

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
Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2009	413,926	$11.25
Granted	256,259	$17.22
Vested	(226,706)	$13.33
Forfeited	(14,841)	$16.91

Outstanding at March 31, 2010	428,638	$13.53

As of March 31, 2010, there was $7.3 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the three and nine months ended March 31, 2010 was $0.7 million and $3.5 million, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Codification Statement (“ASC”) 805-10 (formerly SFAS 141R), Business Combinations. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. Additionally, the Statement changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. The Company adopted the provisions of this Statement on July 1, 2009.
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
In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all periods presented. The adoption impacted the accounting for the 2027 Notes and, after their issuance in December 2009 the 2028 Notes resulting in additional interest expense of approximately $7.8 million and $8.6 million in fiscal years 2008 and 2009, respectively and additional interest expense of $2.2 million and $6.4 million for the three months and nine months ended March 31, 2009, respectively. Also, the adoption of the Statement reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be amortized over the remaining expected life of the debt.
In April 2009, the FASB issued ASC 825-10 (formerly FSP SFAS 107-b) Disclosures about Fair Value of Financial Instruments. The Statement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the provisions of the Statement for the first quarter of fiscal 2010.
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
On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted this Statement for the quarterly period ended March 31, 2010, as required, and adoption is has not had a material impact on the Company’s consolidated financial statements.

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
On April 21, 2009, the Company entered into a purchase agreement to acquire all of the shares of Express Finance Limited, a U.K. Internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $7.0 million in cash. In addition, the agreement provides for an earnings-related contingent consideration amount based on the results for the two years following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.8 million to net assets acquired, including $2.8 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $6.2 million and was recorded as goodwill.
On June 29, 2009, the Company entered into a purchase agreement to acquire substantially all of the assets of two pawn shops located in Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $3.4 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $4.6 million and was recorded as goodwill.
On June 30, 2009, the Company entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.8 million in cash and the assumption of approximately $6.3 million in debt. The holders of the assumed debt are current shareholders of Optima. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.7 million to net liabilities acquired, including $5.4 million in net loans receivable. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $6.8 million and was recorded as goodwill.
During fiscal 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom that resulted in an aggregate increase in goodwill of $1.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.
On October 3, 2009, the Company entered into a purchase agreement to acquire all the shares of Merchant Cash Express Limited, a U.K. entity which primarily provides working capital needs to small retail businesses by providing cash advances against a percentage of future credit card sales. The aggregate purchase price for the acquisition was approximately $4.6 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $2.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired as $2.0 million and recorded as goodwill.
On December 23, 2009, the Company consummated the acquisition of all the shares of Military Financial Services LLC, including its wholly-owned subsidiary Dealers’ Financial Services, LLC, which provides fee-based services for military personal who obtain auto loans in the United States made by a third party national bank. The acquisition was effected pursuant to the terms of a share purchase agreement dated October 28, 2009. The aggregate purchase price for the acquisition was $123.3 million. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.9 million. The total purchase price of the acquisition, including transactions costs, was $125.2 million.

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

Cash	$4,464
Other receivables	1,471
Other assets	2,883
Prepaid expenses and other current assets	1,990
Property and equipment	559
Accounts payable	(690)
Accrued expenses and other liabilities	(1,896)
Other non-current liabilities	(2,974)

Net tangible assets acquired	5,807
Definite-lived intangible assets acquired	28,679
Indefinite-lived intangible assets acquired	35,354
Goodwill	53,508

Total estimated purchase price	$123,348

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
Of the total estimated purchase price, an estimate of $5.8 million has been allocated to net tangible assets acquired, $28.7 million has been allocated to definite-lived intangible assets acquired and $35.4 million has been allocated to indefinite-lived intangible assets. The remaining purchase price has been allocated to goodwill. We anticipate that the entire amount of the goodwill recorded in connection with the acquisition of DFS will be deductible for income tax purposes.
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

		Estimated
		Useful
	Estimated Fair	Lives
	Value	(Years)
Third-party bank financing contract	$15,177	5
Service warranty provider contract	7,038	5
Auto dealer relationships	4,253	5
GAP insurance provider contract	1,449	3
Payment processing contract	416	5
Non-compete contracts	346	2
Tradename/Program	35,354	Indefinite

	$64,033

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisitions (continued)
During fiscal 2010, the Company completed various smaller acquisitions in United Kingdom that resulted in an aggregate increase in goodwill of $0.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million, $2.3 million and $0.3 million of purchase accounting adjustments were made to the Robert Biggar Limited, Optima, S.A. and Express Finance Limited acquisitions, respectively.
One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow our network through acquisitions. The Company believes that acquisitions will provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of the industry’s, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangibles.
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2009	$406.5
Acquisitions:
Military Financial Services, LLC	53.5
Merchant Cash Express Limited	2.0
Various small acquisitions	0.2
Purchase accounting adjustments:
Robert Biggar Limited	0.3
Optima, S.A.	2.3
Express Finance Limited	0.3
Foreign currency adjustment	12.7

Balance at March 31, 2010	$477.8

The following pro forma information for the three and nine months ended March 31, 2010 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Express Finance, Robert Biggar, Optima, MCE and DFS acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Pro Forma Results
	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2010	2009	2010
	(Unaudited in thousands except		(Unaudited in thousands except
	per share amounts)		per share amounts)
Revenue	$128,233	$157,348	$433,350	$465,466
Net income (loss) attributable to Dollar Financial Corp	$8,897	$(12,241)	$38,103	$6,550
Net income (loss) per common share — basic	$0.37	$(0.51)	$1.59	$0.27
Net income (loss) per common share — diluted	$0.37	$(0.51)	$1.58	$0.26

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2010 are as follows (in thousands):

	United	Dealers’ Financial		United
	States (1)	Services	Canada	Kingdom	Total
Balance at June 30, 2009	$210,335	$—	$124,453	$71,766	$406,554
Acquisitions and purchase accounting adjustments	2,328	53,508	—	2,744	58,580
Foreign currency translation adjustments	440	—	17,997	(5,728)	12,709

Balance at March 31, 2010	$213,103	$53,508	$142,450	$68,782	$477,843

(1)	United States segment also includes operations in Poland
The following table reflects the components of intangible assets (in thousands):

	June 30,	March 31,
	2009	2010
	Gross	Gross
	Carrying	Carrying
	Amount	Amount
Non-amortized intangible assets:
Goodwill	$406,554	$477,843
Reacquired franchise rights	47,793	53,377
DFS MILES Program	—	35,354

	$454,347	$566,574

Amortizable intangible assets:
Various contracts	$—	$27,035

Total intangible assets	$454,347	$593,609

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
Identified intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2009, there was no impairment of reacquired franchise rights. There can be no assurance that future impairment tests will not result in a charge to earnings.
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

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities
Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual is described below, the Company is unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings discussed below. Although the outcome of many of these matters is currently not determinable, the Company believes that it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.
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
Canadian Legal Proceedings
Ontario Class Action
On August 19, 2003, a former customer in Ontario, Canada, Margaret Smith commenced an action against OPCO and the Company’s Canadian subsidiary, National Money Mart Company (“Money Mart”), on behalf of a purported class of Ontario borrowers who, Smith claimed, were subjected to usurious charges in payday-loan transactions (the “Ontario Litigation”). The action alleged violations of a Canadian federal law proscribing usury and sought restitution and damages, including punitive damages, and injunctive relief prohibiting further alleged usurious charges. Effective March 3, 2010, the Ontario Superior Court of Justice approved the settlement of the Ontario Litigation, and the settlement became final upon the expiration of a 30-day appeal period.
British Columbia Class Action
On January 29, 2003, a former customer, Kurt MacKinnon, commenced an action against Money Mart and 26 other Canadian lenders on behalf of a purported class of British Columbia residents who, MacKinnon claims, were overcharged in payday-loan transactions. The action alleges violations of laws proscribing usury and unconscionable trade practices and seeks restitution and damages, including punitive damages, in an unknown amount (the “British Columbia Litigation”).
On March 4, 2010, the parties announced an agreement to settle, and on May 6, 2010 executed a definitive agreement setting forth the terms of the settlement of, the British Columbia Litigation. Court approval of the settlement is required. A hearing regarding the settlement agreement has been scheduled by the court for May 17, 2010. There can be no assurance that the settlement of the British Columbia Litigation will receive final court approval.
New Brunswick, Newfoundland and Nova Scotia Class Actions
Purported class actions similar in nature to the Ontario Litigation and the British Columbia Litigation have been commenced against Money Mart in New Brunswick, Nova Scotia and Newfoundland (collectively, the “Maritimes Litigation”). OPCO is named as a defendant in the Nova Scotia and Newfoundland actions. On March 31, 2010, the parties reached an agreement to settle all of the Maritimes Litigation. Court approval of the settlement is required. A hearing regarding the agreement to settle the Maritimes Litigation has been scheduled for May 26, 2010. There can be no assurance that the settlement of the Maritimes Litigation will receive final

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
approval by the court.
Purported Alberta Class Actions
On November 6, 2003, Gareth Young, a former customer, commenced a purported class action (the “Young Litigation”) against Money Mart, OPCO and two other defendants in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from Money Mart and the other co-defendants in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action seeks restitution and damages, including punitive damages. In 2004, Money Mart served Mr. Young a demand for arbitration. Although OPCO is named as a co-defendant in the case, OPCO has not been served a statement of claim in the matter.
On March 5, 2006, a former customer, H. Craig Day, commenced an action against OPCO, Money Mart and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from Money Mart in Alberta (the “Day Litigation” and, together with the Young Litigation, the “Alberta Litigation”). The allegations, putative class and relief sought in the Day Litigation action are substantially the same as those in the Young Litigation, but relate to a claim period that commences before and ends after the claim period in the Young Litigation and excludes the claim period described in the Young Litigation; the Day Litigation it also relates to claims arising after December 2005, the date of the purported settlement of the Young Litigation described above.
In December 2006, the Young Litigation was transferred to plaintiff’s solicitors in the Day Litigation. Both of the actions comprising the Alberta Litigation were subsequently transferred back to the plaintiff’s original solicitors in the Young Litigation.
In July 2007, a demand for arbitration was delivered to Mr. Day on behalf of OPCO, Money Mart and a number of Money Mart’s franchisees.
In April 2010, plaintiffs’ solicitors indicated that they wished to proceed with the claims in the Alberta Litigation. Money Mart and the franchisees responded by advising they will be proceeding with motions to enforce the arbitration clause and to stay the actions. These motions are tentatively scheduled to be heard in July 2010.
Neither of the actions comprising the Alberta Litigation has been certified to date as a class action. The Company intends to defend these actions vigorously.
Purported Manitoba Class Action
On April 26, 2004, an action was filed against Money Mart in Manitoba on behalf of a purported class of consumers who obtained short-term loans from Money Mart alleging, among other things, that the charge to borrowers in connection with such loans is usurious. The action has not been certified to date as a class action. If the action proceeds, Money Mart intends to seek a stay of the action on the grounds that the plaintiff entered into an arbitration and mediation agreement with Money Mart with respect to the matters which are the subject of this action. The Company intends to defend this action vigorously.
Provisions for Settlement of Canadian Actions
During the nine months ended March 31, 2010, Money Mart recorded a charge of $22.4 million in relation to the pending settlements of the British Columbia Litigation and the Maritimes Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. During the fiscal year ended June 30, 2009, Money Mart recorded a charge of $57.4 million in relation to then pending settlement of the Ontario Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. As of March 31, 2010, an aggregate of approximately $78.9 million, is included in the Company’s accrued expenses relating to the Canadian proceedings described above. Of those expenses, approximately $37.3 million is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the pending and purported class proceedings described above and intend vigorously to defend against such claims, the ultimate cost of resolution of such claims may substantially exceed the amount accrued at March 31, 2010 and additional accruals may be required in the future.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
Canadian Legal Proceedings (continued)
Other Canadian Litigation
On April 26, 2006 and August 3, 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against Money Mart and OPCO. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of C$5.0 million plus interest and costs. These claims have been submitted to the Company’s insurance carriers. The Company intends to defend these actions vigorously.
California Legal Proceedings
On September 11, 2006, Caren Bufil commenced a lawsuit against OPCO. Bufil sought and obtained class certification of the action alleging that OPCO failed to provide non-management employees with meal and rest breaks required under California law. The suit sought an unspecified amount of damages and other relief. In September 2009, the parties agreed to settle the action. Final court approval of the settlement was granted on March 11, 2010, which became final on May 10, 2010 upon the expiration of the appeal period. The Company has recorded an aggregate charge of approximately $1.5 million with respect to the Bufil settlement, including a charge of approximately $0.3 million recorded in the fiscal quarter ended March 31, 2010.
On April 26, 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging that OPCO’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. On January 5, 2009, the City Attorney filed an amended complaint, restating the claims in the original complaint, adding OPCO as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by OPCO and/or its subsidiaries, violated the California Deferred Deposit Transaction law. OPCO and its subsidiaries have denied the allegations of the amended complaint. Discovery is proceeding in state court and no trial date has been set. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
We The People Legal Proceedings
The business model of the Company’s We The People business (“WTP”) for its legal document processing services business has been being challenged in certain courts, as described below. The entity from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees, the owners of the Former WTP, Ira and Linda Distenfield, and/or WTP are defendants in various lawsuits.
It is the Company’s opinion that many of the WTP related litigation matters described below relate to actions undertaken by Ira and Linda Distenfield and the Former WTP during the period of time when they owned or managed We The People Forms and Service Centers USA, Inc.; this period of time was prior to the acquisition of the assets of the Former WTP by the Company. However, in many of these actions, the Company and WTP have been included as defendants in these cases as well. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, of any of the aforementioned matters against WTP or the Company or any other Company litigation as well.
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
On February 19, 2010, We The People USA, Inc. and its wholly owned subsidiary, We The People, LLC, filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “WTP Bankruptcy Proceedings”) in U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
The principal litigation for the Company’s WTP business unit is as follows:
Customer Litigation
In September 2007, Jacqueline Fitzgibbons, a former customer of a WTP store, commenced a lawsuit against WTP and OPCO and others in California Superior Court for Alameda County. The suit alleges on behalf of a class of consumers and senior citizens that, from 2003 to 2007, WTP violated California law by advertising and selling living trusts and wills to certain California residents. The plaintiff is seeking, on behalf of the purported class, prohibition of WTP’s alleged unlawful business practices, disgorgement of all monies and profits obtained from unlawful business practices, general and special damages, attorneys’ fees and costs of the suit, and statutory and treble damages pursuant to various California business, elder abuse, and consumer protection codes. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. A motion to certify the class was heard and the court granted class certification of the claim that WTP’s business model violates certain unfair competition laws in California. A trial was scheduled to commence in May 2010. However, on April 8, 2010, the parties reached an agreement to settle the case with a settlement fund to be funded by OPCO. During the fiscal quarter ended March 31, 2010, the Company recorded a charge of $4.0 million in relation to the pending settlement. The settlement agreement is subject to the approval of both the Bankruptcy Court and the trial court. Hearings regarding the agreement to settle the case have been scheduled by the Bankruptcy Court for May 25, 2010 and by the trial court for May 26, 2010. There is no assurance, however, that the settlement will receive such final court approvals. Although we believe that we have meritorious defenses to the claims in this action and intend to continue, if necessary, to vigorously defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at March 31, 2010, and additional accruals may be required in the future.
In January 2009, former WTP customers, Philip Jones and Carol Martin, on behalf of a punitive class of Missouri customers, filed a lawsuit in St. Louis County, Missouri against OPCO, We The People USA, Inc. and a St. Louis based WTP franchisee alleging that, from 2002 to the present, defendants violated Missouri law by engaging in: i) an unauthorized law business; (ii) the unauthorized practice of law; and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking, on behalf of the purported class, prohibition of the defendants’ unlawful business practices, disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, and statutory and treble damages pursuant to various Missouri consumer protection codes. As a result of the WTP Bankruptcy Proceedings, all matters relating to the case have been stayed by the Bankruptcy Court. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.
Franchisee Litigation
In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued WTP, OPCO, Ira and Linda Distenfield and the Former WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges a number of claims against the Distenfields and the Former WTP. The plaintiffs initially sought over $9.0 million in damages, but following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, the plaintiffs subsequently filed a request to arbitrate with relief requested in the amount of $0.6 million. As a result of the WTP Bankruptcy Proceedings, all matters relating to the case have been stayed by the Bankruptcy Court. The Company believes the material allegations in the complaint with respect to OPCO and WTP are without merit and intends to defend the matter vigorously.
On January 14, 2009, a demand for arbitration was made on behalf of Thomas Greene and Rebecca M. Greene, We The People franchisees, against We The People USA, Inc. and We The People LLC alleging violations by WTP of certain state and federal franchise laws and demanding $0.4 million for losses relating to those violations. As a result of the WTP Bankruptcy Proceedings, all matters relating to this action have been stayed by the Bankruptcy Court. In April 2010, Thomas and Rebecca Greene filed a complaint against OPCO in United States District Court for the District of Utah. The Greenes allege that pursuant to an alleged guarantee in certain franchise disclosure documents, OPCO is liable for damages and attorneys’ fees due to WTP’s failure to comply with various Utah consumer, franchise and business opportunity disclosure regulations. OPCO filed a motion to dismiss that is currently pending before the court. The Company believes that the allegations in the Greene actions are without merit and intends to defend the matters vigorously.
In June 2009, a demand for arbitration was filed by WTP franchisee, Frank Murphy, Jr., against We The People USA, Inc., and We The People LLC. The demand alleges violations by WTP of certain obligations under the franchise agreement and seeks $1.0 million for losses relating to these violations. As a result of the WTP Bankruptcy Proceedings, all matters relating to the action have been stayed by the Bankruptcy Court. WTP believes the allegations are without merit and intends to defend the matter vigorously.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Contingent Liabilities (continued)
We The People Legal Proceedings (continued)
Regulatory Matters
In May 2007, WTP met with the New York State Attorney General’s Office, Consumer Affairs Division, which had been investigating the WTP operation in the New York City area. The Attorney General’s Office alleged that WTP engaged in unfair business practices, including deceptive advertising that harmed New York consumers. The Attorney General’s Office demanded that WTP enter into an Agreed Order of Discontinuance (“AOD”) and that WTP pay a fine of approximately $0.3 million, plus investigation costs. WTP denied the allegations and requested that the Attorney General’s Office hold the former New York City WTP owners liable for the alleged misconduct. The discussions of the AOD have been dormant for an extended period of time.
5. Debt
The Company had debt obligations at June 30, 2009 and March 31, 2010 as follows (in thousands):

	June 30,	March 31,
	2009	2010
Revolving credit facility	$—	$14,200
National Money Mart Company 10.375% Senior Notes due 2016	—	600,000
Issuance discount on 10.375% Senior Notes due 2016	—	(3,612)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	161,315	37,766
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	—	83,485
Term loans due October 2012	368,722	1,594
Term loans due December 2014	—	16,896
Other	6,268	—

Total debt	536,305	750,329
Less: current portion of debt	(5,880)	(14,401)

Long-term debt	$530,425	$735,928

Senior Notes
On December 23, 2009, the Company’s wholly owned indirect subsidiary, National Money Mart Company, issued pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), $600.0 million aggregate principal amount of its 10.375% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, and DFC and certain of DFC’s direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, National Money Mart Company will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, National Money Mart Company will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.
Convertible Notes
Senior Convertible Notes due 2027
On June 27, 2007, Dollar Financial Corp. issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of approximately $6.5 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
are amortized to interest expense using the effective interest rate method over 5.5 years from the date of issuance. The 2027 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of June 27, 2007 (the “2027 Indenture”).
In February 2010, DFC repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 notes remains outstanding as of March 31, 2010.
The 2027 Notes are general unsecured obligations of DFC and rank equally in right of payment with all of DFC’s other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007. The 2027 Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the 2027 Notes may require DFC to repurchase in cash some or all of the 2027 Notes at any time before the 2027 Notes’ maturity following a “fundamental change” (as defined in the 2027 Indenture).
The 2027 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2027 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2027 Notes may convert their 2027 Notes based at an initial conversion rate of 25.7759 shares per $1,000 principal amount of 2027 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
•	during any calendar quarter commencing after September 30, 2007, if the closing sale price of DFC’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the 2027 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2027 Notes on each such day;

•	if the 2027 Notes are called for redemption; and

•	upon the occurrence of specified corporate transactions as described in the 2027 Indenture.
If a “fundamental change”, (as defined in the 2027 Indenture), occurs prior to December 31, 2014 and a holder elects to convert its 2027 Notes in connection with such transaction, DFC will pay a make-whole provision, as defined in the 2027 Indenture.
On or after December 31, 2012, but prior to December 31, 2014, DFC may redeem for cash all or part of the 2027 Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of DFC’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after December 31, 2014, DFC may redeem for cash all or part of the 2027 Notes upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of 2027 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.
Holders have the right to require DFC to purchase all or a portion of the 2027 Notes on each of December 31, 2012, December 31, 2014, June 30, 2017 and June 30, 2022 for a purchase price payable in cash equal to 100% of the principal amount of the 2027 Notes purchased plus any accrued and unpaid interest, up to but excluding the purchase date.
If the Company undergoes a “fundamental change”, (as defined in the 2027 Indenture), before maturity of the 2027 Notes, holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of the 2027 Notes at a repurchase

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
price equal to 100% of the principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase.
Senior Convertible Notes due 2028
In December 2009, DFC entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which such holders exchanged an aggregate of $120.0 million aggregate principal amount of the 2027 Notes for an equal aggregate principal amount of 3.0% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes”).
The 2028 Notes are general unsecured obligations of DFC and rank equally in right of payment with all of DFC’s other existing and future obligations that are unsecured and unsubordinated. The 2028 Notes accrue interest at a rate of 3.00% per annum, payable in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2010. The maturity date of the new 2028 Notes is April 1, 2028. The 2028 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of December 21, 2009 (the “2028 Indenture”).
The 2028 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2028 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2028 Notes may convert their 2028 Notes based at an initial conversion rate of 34.5352 shares per $1,000 principal amount of 2028 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
•	during any calendar quarter commencing after December 31, 2009, if the closing sale price of DFC’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the 2028 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2028 Notes on each such day;

•	if the 2028 Notes are called for redemption; and at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the 2028 Indenture.
If a “fundamental change” (as defined in the 2028 Indenture), occurs prior to December 31, 2014 and a holder elects to convert its 2028 Notes in connection with such transaction, DFC will pay a make-whole provision, as defined in the 2028 Indenture.
On or after April 5, 2015, the Company may redeem for cash all or part of the 2028 Notes upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of 2028 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.
Holders of the 2028 Notes have the right to require DFC to purchase all or a portion of the 2028 Notes on each of April 1, 2015, April 1, 2018 and April 1, 2023 for a purchase price payable in cash equal to 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest, up to but excluding the date of purchase.
If the Company undergoes a “fundamental change” (as defined in the 2028 Indenture), before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Treatment of Convertible Notes
5. Debt (continued)
The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) do not contain a beneficial conversion feature, as the fair value of DFC’s common stock on the date of issuance was less than the initial conversion price.
Upon conversion, DFC will have the option to either deliver:
1.	cash equal to the lesser of the aggregate principal amount of the Convertible Notes to be converted ($1,000 per note) or the total conversion value; and shares of DFC’s common stock in respect of the remainder, if any, of the conversion value over the principal amount of the Convertible Notes; or

2.	shares of DFC’s common stock to the holders, calculated at the initial conversion price which is subject to any of the conversion price adjustments discussed above.
The Company has made a policy election to settle the principal amount of the Convertible Notes in cash. As such, in accordance with the Earnings Per Share topic of the FASB Codification, the Convertible Notes will be excluded from the Company’s calculation of diluted earnings per share.
Credit Facility
On October 30, 2006, the Company entered into a $475.0 million credit facility (“2006 Credit Agreement”). The 2006 Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million (the “U.S. Revolving Facility”) with OPCO as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of OPCO, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of OPCO, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros) (the “UK Term Facility”); and (iv) a senior secured revolving credit facility in an aggregate amount of C$28.5 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.
Under the 2006 Credit Agreement the U.S. Revolving Facility and the Canadian Revolving Facility had an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduced its leverage. The Canadian Term Facility consisted of $295.0 million at an interest rate of LIBOR plus 275 basis points. Under the 2006 Credit Agreement, the U.K. Term Facility consisted of a $40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to $40.0 million at an interest rate of Euribor plus 300 basis points.
In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. Amounts outstanding under the U.K. Revolver Facility bear interest at a rate of the bank base rate (currently 0.5%) plus 2.0%.
On December 23, 2009, the Company and its lenders amended and restated the terms of the 2006 Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014 (subject to the condition, which was satisfied in February 2010, that prior to October 30, 2012, the aggregate principal amount of the 2027 Notes is reduced to an amount less than or equal to $50 million). Pursuant to the Amended and Restated Credit Agreement, outstanding amounts under the revolving credit facilities and term loans owed to lenders which consented to the extended maturity date will receive an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid. The portion of revolving credit facilities and term loans that have not consented to the extended maturity receive an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid.
The Company used approximately $350.0 million of the net proceeds from its December 2009 offering of $600.0 million aggregate principal amount of the 2016 Notes to repay substantially all of its outstanding obligations under the term loan portions of the Amended and Restated Credit Agreement.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt (continued)
At March 31, 2010, $14.2 million was outstanding under the U.S. Revolving Facility and no amounts were outstanding under either the Canadian Revolving Facility or the U.K. Revolving Facility. At March 31, 2010, the outstanding amount of the Canadian Term Facility was $14.3 million and the outstanding amount of the U.K. Term Facility consisted of $2.0 million and EUR 1.6 million.
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
The Amended and Restated Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of March 31, 2010, the Company was in compliance with all covenants.
Interest expense, net was $10.3 million and $21.9 million for the three months ended March 31, 2009 and 2010, respectively. For the nine months ended March 31, 2009 and 2010, interest expense, net was $32.6 million and $46.4 million, respectively.
6. Capital Stock
On July 21, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to $7.5 million of its outstanding common stock. The Company was permitted to repurchase shares in open market purchases or through privately negotiated transactions as permitted under Securities Exchange Act of 1934 Rule 10b-18. By October 13, 2008, the Company had repurchased 535,799 shares of its common stock at a cost of approximately $7.5 million, thus completing its stock repurchase plan.
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
Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Fair Value Measurements (continued)
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010
( in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets and Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	March 31, 2010
Assets
Derivative financial instruments	$—	$136	$—	$136

Liabilities
Derivative financial instruments	$—	$63,165	$—	$63,165
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010.
8. Loss on Extinguishment of Debt
On December 21, 2009, the Company entered into privately negotiated transactions with several holders of the 2027 Notes for the exchange of $120.0 million of the 2027 Notes for an equal amount of 2028 Notes. Pursuant to the accounting guidance related to convertible debt, those exchange transactions created a gain that was more than offset by the write-off of previously capitalized unamortized deferred debt costs associated with the offering of the 2027 Notes offered in June 2007. The net extinguishment gain was $0.2 million.
On December 23, 2009, the Company and its lenders amended and restated the 2006 Credit Agreement and the Company repaid a substantial portion of its term indebtedness thereunder. Due to the significance of the prepayment, the accounting guidance for debt extinguishment applied and therefore, all previously capitalized unamortized deferred debt costs were reclassified from the balance sheet and recorded as expense in the income statement. In addition, there was a non-cash charge related to our U.K. cross currency interest rate swaps that had been terminated in May 2009. The accumulated net loss at the time the swaps were terminated was a component of other comprehensive income and was being amortized over the remaining life of the related underlying U.K. term debt. As a result of the significant prepayment of term debt, a proportional amount of the remaining other comprehensive income was reclassified from accumulated other comprehensive income and recorded as expense in the income statement.
In February 2010, the Company repurchased $35.2 million aggregate principal amount of its 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. Pursuant to the accounting guidance related to convertible debt, the repurchase transactions created a loss that included the write-off of previously capitalized unamortized deferred debt costs associated with the original 2027 Notes offered in June 2007. The net extinguishment loss was $0.7 million.
The details related to all elements of the loss on extinguishment of debt are as follows (in thousands):

Nine months ended
March 31, 2010
Loss/(Gain)
Write-off of previously capitalized Term Loan deferred debt issuance costs, net	$4,960
Reclassification of other comprehensive income related to U.K. term debt repayment	3,866
Miscellaneous foreign exchange expense related to repayment term debt repayment	230
Net gain on exchange and repurchase of 2027 Notes	(1,536)
Write-off of previously capitalized deferred debt issuance costs related to the 2027 Notes, net	2,011

Total	$9,531

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information
The Company categorizes its operations into four operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in the operating segments are check cashing, single-payment consumer loans, money transfers and other ancillary services. As a result of the mix of service offerings and diversity in the respective regulatory environments, there are differences in each operating segment’s profit margins. The Company’s operations in Poland are presently included within the United States segment as these amounts are not significant. Additionally, the United States operating segment includes all corporate headquarters expenses that have not been charged out to the operating segments in the United States, Canada and United Kingdom. This factor also contributes to the lower pre-tax results reported in this segment. Those unallocated corporate headquarters expenses are $1.4 million for the three months ended March 31, 2009 and $2.3 million for the three months ended March 31, 2010. The unallocated corporate expenses for the nine months ended March 31, 2009 and 2010 are $5.8 million and $7.0 million, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information (continued)

	(In thousands)
		Dealers’
	United	Financial		United
	States	Services	Canada	Kingdom	Total
As of and for the three months ended March 31, 2009
Total assets	$264,700	$—	$421,535	$161,055	$847,290
Goodwill and other intangibles, net	206,022	—	153,266	57,382	416,670
Sales to unaffiliated customers:
Check cashing	15,960	—	13,608	7,695	37,263
Fees from consumer lending	17,966	—	25,851	13,837	57,654
Money transfer fees	1,431	—	3,229	1,297	5,957
Pawn service fees and sales	—	—	—	3,164	3,164
Other	3,316	—	9,254	1,556	14,126

Total sales to unaffiliated customers	38,673	—	51,942	27,549	118,164

Provision for loan losses	3,882	—	4,904	1,456	10,242
Interest expense, net	4,985	—	3,904	1,457	10,346
Depreciation and amortization	1,363	—	1,396	1,223	3,982
Provision for litigation settlements	45	—	—	—	45
Loss on store closings	277	—	327	40	644
Other income, net	—	—	309	(1,186)	(877)
(Loss) income before income taxes	(2,582)	—	10,225	6,417	14,060
Income tax provision	4,245	—	2,194	1,922	8,361

As of and for the nine months ended March 31, 2009
Sales to unaffiliated customers:
Check cashing	$44,311	$—	$51,497	$31,611	$127,419
Fees from consumer lending	62,957	—	93,054	47,250	203,261
Money transfer fees	4,550	—	11,404	4,397	20,351
Pawn service fees and sales	—	—	—	10,466	10,466
Other	10,093	—	24,459	7,364	41,916

Total sales to unaffiliated customers	121,911	—	180,414	101,088	403,413

Provision for loan losses	17,477	—	16,998	5,917	40,392
Interest expense, net	16,041	—	11,493	5,026	32,560
Depreciation and amortization	4,225	—	4,531	3,966	12,722
Provision for litigation settlements	554	—	—	—	554
Loss on store closings	3,347	—	2,744	46	6,137
Other expense (income), net	—	—	(3,898)	(2,648)	(6,546)
(Loss) income before income taxes	(20,783)	—	47,817	23,471	50,505
Income tax provision	4,219	—	13,831	5,920	23,970

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information (continued)

	(In thousands)
		Dealers’
	United	Financial		United
	States	Services	Canada	Kingdom	Total
As of and for the three months ended March 31, 2010
Total assets	$291,809	$131,843	$616,451	$224,887	$1,264,990
Goodwill and other intangibles, net	213,398	115,897	190,177	74,137	593,609
Sales to unaffiliated customers:
Check cashing	14,055	—	15,867	7,314	37,236
Fees from consumer lending	17,096	—	36,313	24,653	78,062
Money transfer fees	1,176	—	3,897	1,536	6,609
Pawn service fees and sales	—	—	—	4,814	4,814
Other	2,890	6,893	14,943	5,901	30,627

Total sales to unaffiliated customers	35,217	6,893	71,020	44,218	157,348
Provision for loan losses	2,769	—	3,546	3,905	10,220
Interest expense, net	4,272	(14)	17,590	98	21,946
Depreciation and amortization	1,084	1,556	1,695	1,579	5,914
Loss on extinguishment of debt	718	—	—	—	718
Unrealized foreign exchange loss (gain)	80	—	(15,952)	191	(15,681)
Loss on derivatives not designated as hedges	—	—	18,634	—	18,634
Provision for litigation settlements	4,246	—	22,381	—	26,627
Loss on store closings	1,424	—	78	5	1,507
Other expense (income), net	1,354	(126)	(832)	(135)	261
(Loss) income before income taxes	(9,554)	3,073	(19,358)	11,229	(14,610)
Income tax (benefit) provision	(487)	44	(5,084)	3,195	(2,332)

As of and for the nine months ended March 31, 2010
Sales to unaffiliated customers:
Check cashing	$36,094	$—	$51,355	$26,126	$113,575
Fees from consumer lending	56,235	—	109,655	72,360	238,250
Money transfer fees	3,671	—	12,164	4,688	20,523
Pawn service fees and sales	—	—	—	13,302	13,302
Other	8,701	7,514	31,155	18,877	66,247

Total sales to unaffiliated customers	104,701	7,514	204,329	135,353	451,897
Provision for loan losses	10,563	—	11,838	12,177	34,578
Interest expense, net	13,671	(14)	29,586	3,169	46,412
Depreciation and amortization	4,145	1,679	4,952	4,745	15,521
Loss on extinguishment of debt	1,169	—	3,642	4,720	9,531
Unrealized foreign exchange loss (gain)	135	—	(20,024)	8,120	(11,769)
Loss on derivatives not designated as hedges	—	—	21,909	—	21,909
Provision for litigation settlements	5,513	—	22,381	—	27,894
Loss (gain) on store closings	2,382	1	826	(52)	3,157
Other expense (income), net	2,108	(139)	(815)	531	1,685
(Loss) income before income taxes	(22,511)	3,346	10,214	20,578	11,627
Income tax provision	2,283	47	3,236	5,972	11,538

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Comprehensive Income
Comprehensive income is the change in equity from transactions and other events and circumstances from non-owner sources, which includes foreign currency translation and fair value adjustments for cash flow hedges. The following shows the comprehensive income (loss) for the periods stated (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2010	2009	2010
Net income	$5,699	$(12,241)	$26,535	$162

Foreign currency translation adjustment(1)	(3,613)	18,427	(40,507)	(10,751)

Fair value adjustments for cash flow hedges, net(2)(3)	5,534	809	(8,748)	1,487

Total comprehensive income (loss)	$7,620	$6,995	$(22,720)	$(9,102)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet was a loss of $2.6 million and a gain of $10.5 million respectively as of March 31, 2009 and 2010.

(2)	Net of $2.5 million and $15 thousand of tax for the three months ended March 31, 2009 and 2010, respectively. For the nine months ended March 31, 2009 and 2010, the fair value adjustments for cash flow hedges were net of $4.0 million and $0.5 million of tax, respectively.

(3)	Net of $0.7 million and $0.1 million which were reclassified into earnings for the three months ended March 31, 2009 and 2010, respectively. For the nine months ended March 31, 2009 and 2010, the fair value adjustments for cash flow hedges which were reclassified into earnings were $1.4 million and $1.0 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $11.7 million at March 31, 2010, compared to net unrealized losses on put options designated as cash flow hedges of $20 thousand and net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions of $12.5 million at March 31, 2009.
11. Income Taxes
Income Tax Provision
The provision for income taxes was $11.5 million for the nine months ended March 31, 2010 compared to a provision of $24.0 million for the nine months ended March 31, 2009. The Company’s effective tax rate was 99.2% for the nine months ended March 31, 2010 and was 47.5% for the nine months ended March 31, 2009. The increase in the effective tax rate for the nine months ended March 31, 2010 as compared to the prior year was primarily a result of higher pre-tax U.S. losses due to a legal settlement provision. Currently the Company does not receive a tax benefit for its U.S. pre-tax losses. In addition, the legal settlement provision recorded in Canada had the result of lowering the mix of pre-tax earnings to which that business unit contributed. The effective tax rate for the nine months ended March 31, 2009 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to the Company’s reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the nine months ended March 31, 2009 provision for income taxes related to these two items was a tax benefit of $3.5 million. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to the Company’s reserve for uncertain tax positions. Prior to the global debt restructuring in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes (continued)
in U.S. tax losses, thus generating deferred tax assets. At March 31, 2010 the Company maintained deferred tax assets of $130.5 million which is offset by a valuation allowance of $84.8 million which represents an increase of $5.0 million in the period. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$130.4	$89.8	$40.6
U.S. increase/(decrease)	(2.2)	(2.2)	–
Foreign increase/(decrease)	2.3	(2.8)	5.1

Balance at March 31, 2010	$130.5	$84.8	$45.7

The $130.5 million in deferred tax assets consists of $42.5 million related to net operating losses and other temporary differences, $57.3 million related to foreign tax credits and $30.7 million in foreign deferred tax assets. At March 31, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $99.8 million, which reflects a decrease of $2.2 million during the period. The net operating loss carry forward at March 31, 2010 was $68.3 million compared to $106.3 million at June 30, 2009. This reduction in the Company’s net operating loss is a result of the anticipated utilization of $38.0 million of its net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of its indirect wholly-owned U.K. subsidiary to its indirect wholly-owned Canadian subsidiary. The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the period related to the deemed dividend discussed above. Additionally, the Company maintains foreign deferred tax assets in the amount of $30.7 million. The Company’s Canadian affiliate during fiscal 2006 had previously recorded a deferred tax asset and corresponding valuation allowance related to an unrealized foreign currency loss sustained in connection with the hedge of its term loan. During the nine months ended March 31, 2010, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of the Company’s term debt in December, 2009.
As described in Note 1 to this financial statement, the Company restated its historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At March 31, 2010, the deferred tax liability associated with the Notes was $15.2 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset. Additional deferred tax liabilities of $22.8 million, related principally to the amortization of goodwill, result in a net overall deferred tax asset of $7.9 million at March 31, 2010.
At June 30, 2009, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2010, the Company had $9.9 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes (continued)
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the nine months ended March 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
12. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, foreign exchange rates or commodity prices.
Specifically, certain of the Company’s foreign operations in the United Kingdom and Canada expose the Company to fluctuations in interest rates and foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency because the debt is denominated in a currency other than the subsidiary’s functional currency. The Company has historically entered into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. Dollar.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of March 31, 2010, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks for the months of April and May:

Foreign Currency Derivatives	Notional Sold	Notional Purchased
CAD Put/USD Call Options	C$8,000,000	$7,619,048
GBP Put/USD Call Options	GBP3,800,000	$5,510,000
Cash Flow Hedges of Multiple Risks
Prior to the Company’s refinancing activities in December 2009, the Company had foreign subsidiaries in the United Kingdom and Canada with variable-rate borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. The foreign subsidiaries were exposed to fluctuations in both the underlying variable borrowing rate and the foreign currency of the borrowing against its functional currency. The foreign subsidiaries have historically used foreign currency derivatives including cross-currency interest rate swaps to manage their then existing exposure to fluctuations in the variable borrowing rate and the foreign exchange rate. Cross-currency interest rate swaps involve both periodically (1) exchanging fixed rate interest payments for floating rate interest receipts and (2) exchanging notional amounts which will occur at the forward exchange rates in effect upon entering into the instrument. The derivatives were designated as cash flow hedges of both interest rate and foreign exchange risks.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk was recorded in other comprehensive income and is subsequently reclassified into earnings in the period that

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)
the hedged forecasted transaction affects earnings. To the extent that it existed, the ineffective portion of the change in fair value of the derivative was recognized directly in earnings.
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
On December 23, 2009, the Company used a portion of the net proceeds of its $600 million Senior Note Offering to prepay $350 million of the $368.6 million outstanding term loans in both the United Kingdom and Canada. As a result of the Company repaying the majority of its third party loans in the United Kingdom, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the elimination of the third party debt paid down. The accelerated amount was a loss of $3.9 million reclassified out of other comprehensive income into earnings due to the elimination of the forecasted transactions; this amount is included in Loss on Extinguishment of Debt. Also, the Company discontinued prospectively hedge accounting on its Canadian cross-currency swaps as they no longer met the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. However, because third party debt remained outstanding, we have concluded that the hedged transactions are still probable of occurring. Therefore, in accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company will continue to report the net gain or loss related to the discontinued cash flow hedges at its Canadian entity in other comprehensive income included in shareholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
As of March 31, 2010, the Company had the following outstanding derivatives:

	Pay Fixed	Pay Fixed	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Strike Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD183,081,045	8.75%	$159,225,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD61,296,848	7.47%	$53,075,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD83,622,075	7.47%	$72,375,500	3 mo. LIBOR + 2.75% per annum
Non-designated Hedges of Commodity Risk
In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2010, the Company’s subsidiary in the United Kingdom had six outstanding gold options that were not designated as hedges in qualifying hedging relationships.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)
The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of March 31, 2010 (in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments(1)
	Asset Derivatives		Liability Derivatives
	As of March 31, 2010		As of March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments
Cross Currency Swaps			Derivatives	63,165
Commodity options	Prepaid expenses	136

Total derivatives not designated as hedging instruments		$136		$63,165

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the period ending March 31, 2010 and 2009 (in thousands).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending
March 31, 2010
				Location of
				Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain	Amount of Gain	Derivative	in Income on
		or (Loss)	or (Loss)	(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Reclassified from	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	Accumulated	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	OCI into Income	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	(Effective	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	Portion)	Testing)	Testing)

Commodity options				Other income / (expense)	$(10)
Foreign Exchange Contracts	$(34)	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
Cross Currency Swaps		Interest Expense	(6,179)	Other income / (expense)	(21,909)
	(2,673)	Corporate Expenses	1,764

Total	$(2,707)		$(4,415)		$(21,919)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments and Hedging Activities (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending
March 31, 2009
Location of
Gain or (Loss)
				Recognized in	Amount of Gain or
				Income on	(Loss) Recognized
		Location of Gain	Amount of Gain	Derivative	in Income on
		or (Loss)	or (Loss)	(Ineffective	Derivative
	Amount of Gain or	Reclassified from	Reclassified from	Portion and	(Ineffective Portion
	(Loss) Recognized in	Accumulated OCI	Accumulated	Amount	and Amount
Derivatives in SFAS 133	OCI on Derivative	into Income	OCI into Income	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion),	(Effective	(Effective	Effectiveness	Effectiveness
Relationships	net of tax	Portion)	Portion)	Testing)	Testing)

Commodity options					$—
Foreign Exchange Contracts	$156	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
Cross Currency Swaps		Interest Expense	—	Other income / (expense)	—
	17,798	Corporate Expenses	—

Total	$17,954		$—		$—

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
As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $67.8 million. As of March 31, 2010, the Company has not, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $67.8 million at March 31, 2010.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information
National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by the Company and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).
The Guarantees of the notes will:
–	be senior unsecured obligations of the applicable Guarantor;

–	rank equal in right or payment with existing and future unsubordinated Indebtedness of the applicable Guarantor;

–	rank senior in right of payment to all existing and future subordinated Indebtedness of the applicable Guarantor, and

–	be effectively junior to an Indebtedness of such Guarantor, including Indebtedness under the Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.
Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2010 and June 30, 2009 and the condensed consolidating statements of operations and cash flows for the three and six months ended March 31, 2010 and 2009 of Dollar Financial Corp., National Money Mart, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Balance Sheets
March 31, 2010
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$810	$298,100	$23,813	$48,254	$—	$370,977
Loans receivable, net	—	27,223	18,311	73,907	—	119,441
Loans in default, net	—	5,088	9	770	—	5,867
Other receivables	338	11,157	1,693	7,699	—	20,887
Prepaid expenses and other current assets	—	13,186	5,214	15,592	(8,367)	25,625

Total current assets	1,148	354,754	49,040	146,222	(8,367)	542,797
Deferred tax asset, net of valuation allowance	—	29,327	—	75	—	29,402
Intercompany receivables	256,763	—	—	—	(256,763)	—
Property and equipment, net	—	27,874	12,044	23,196	—	63,114
Goodwill and other intangibles	—	190,177	206,590	196,842	—	593,609
Debt issuance costs, net	1,623	15,786	2,597	127	—	20,133
Investment in subsidiaries	80,226	281,430	96,388	—	(458,044)	—
Other	—	770	12,186	2,979	—	15,935

Total Assets	$339,760	$900,118	$378,845	$369,441	$(723,174)	$1,264,990

Current Liabilities
Accounts payable	$244	$14,707	$12,873	$9,083	$—	$36,907
Income taxes payable	—	5,185	—	5,352	(1,208)	9,329
Accrued expenses and other liabilities	—	100,699	32,099	14,244	(6,101)	140,941
Debt due within one year	—	149	14,200	52	—	14,401
Current deferred tax liability	—	—	—	310	—	310

Total current liabilities	244	120,740	59,172	29,041	(7,309)	201,888
Fair value of derivatives	—	63,165	—	—	—	63,165
Long-term deferred tax liability	—	6,792	15,726	52	—	22,570
Long-term debt	121,251	610,589	—	4,088	—	735,928
Intercompany payables	—	1,955	212,728	42,080	(256,763)	—
Other non-current liabilities	—	10,320	9,935	2,676	—	22,931

Total liabilities	121,495	813,561	297,561	77,937	(264,072)	1,046,482

Total Dollar Financial Corp. stockholders’ equity	218,265	86,557	81,284	291,261	(459,102)	218,265
Non-controlling interest	—	—	—	243	—	243

Total stockholders’ equity	218,265	86,557	81,284	291,504	(459,102)	218,508

Total Liabilities and Stockholders’ Equity	$339,760	$900,118	$378,845	$369,441	$(723,174)	$1,264,990

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Operations
Three Months ended March 31, 2010
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$15,867	$14,055	$7,314	$—	$37,236
Fees from consumer lending	—	36,313	15,047	26,702	—	78,062
Other	—	18,840	4,047	19,163	—	42,050

Total revenues	—	71,020	33,149	53,179	—	157,348

Operating expenses:
Salaries and benefits	—	14,777	12,200	12,905	—	39,882
Provision for loan losses	—	3,546	2,062	4,612	—	10,220
Occupancy	—	4,064	3,426	3,484	—	10,974
Depreciation	—	1,370	746	1,308	—	3,424
Other	—	14,108	5,426	9,354	—	28,888

Total operating expenses	—	37,865	23,860	31,663	—	93,388

Operating margin	—	33,155	9,289	21,516	—	63,960

Corporate and other expenses:
Corporate expenses	—	5,622	12,489	3,957	—	22,068
Intercompany charges	—	4,670	(6,529)	1,859	—	—
Other depreciation and amortization	—	325	313	1,852	—	2,490
Interest expense, net	3,619	17,590	369	368	—	21,946
Loss on extinguishment of debt	718	—	—	—	—	718
Unrealized foreign exchange loss (gain)	—	(15,952)	67	204	—	(15,681)
Loss on derivatives not designated as hedges	—	18,634	—	—	—	18,634
Provision for litigation settlements	—	22,381	4,246	—	—	26,627
Loss on store closings	—	78	1,129	300	—	1,507
Other expense (income), net	—	(477)	999	(261)	—	261

(Loss) income before income taxes	(4,337)	(19,716)	(3,794)	13,237	—	(14,610)
Income tax provision (benefit)	—	(5,084)	(397)	3,149	—	(2,332)

Net (loss) income	(4,337)	(14,632)	(3,397)	10,088	—	(12,278)
Less: Net income attributable to non-controlling interests	—	—	—	(37)	—	(37)
Equity in net income of subsidiaries
National Money Mart Company	(14,632)	—	—	—	14,632	—
Guarantors	(3,397)	—	—	—	3,397	—
Non-guarantors	10,125	—	—	—	(10,125)	—

Net (loss) income attributable to Dollar Financial Corp.	$(12,241)	$(14,632)	$(3,397)	$10,125	$7,904	$(12,241)

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Operations
Nine Months ended March 31, 2010
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$51,355	$36,094	$26,126	$—	$113,575
Fees from consumer lending	—	109,655	51,084	77,511	—	238,250
Other	—	43,319	11,792	44,961	—	100,072

Total revenues	—	204,329	98,970	148,598	—	451,897

Operating expenses:
Salaries and benefits	—	42,807	37,862	33,672	—	114,341
Provision for loan losses	—	11,838	8,887	13,853	—	34,578
Occupancy	—	11,964	10,663	10,032	—	32,659
Depreciation	—	4,005	3,037	3,827	—	10,869
Other	—	34,547	17,216	27,221	—	78,984

Total operating expenses	—	105,161	77,665	88,605	—	271,431

Operating margin	—	99,168	21,305	59,993	—	180,466

Corporate and other expenses:
Corporate expenses	—	14,953	38,877	11,538	—	65,368
Intercompany charges	—	15,552	(22,138)	6,586	—	—
Other depreciation and amortization	—	947	1,015	2,690	—	4,652
Interest expense, net	11,773	29,586	1,481	3,572	—	46,412
Loss on extinguishment of debt	475	3,642	694	4,720	—	9,531
Unrealized foreign exchange loss (gain)	—	(20,024)	123	8,132	—	(11,769)
Loss on derivatives not designated as hedges	—	21,909	—	—	—	21,909
Provision for litigation settlements	—	22,381	5,513	—	—	27,894
Loss on store closings	—	826	1,441	890	—	3,157
Gain on sale of subsidiary	—	—	(140,000)	—	140,000	—
Other expense (income), net	—	208	1,083	394	—	1,685

(Loss) income before income taxes	(12,248)	9,188	133,216	21,471	(140,000)	11,627
Income tax provision (benefit)	(286)	3,236	2,336	6,252	—	11,538

Net (loss) income	(11,962)	5,952	130,880	15,219	(140,000)	89
Less: Net income attributable to non-controlling interests	—	—	—	(73)	—	(73)
Equity in net income of subsidiaries
National Money Mart Company	5,952	—	—	—	(5,952)	—
Guarantors	130,880	—	—	—	(130,880)	—
Non-guarantors	15,292	—	—	—	(15,292)	—

Net income attributable to Dollar Financial Corp.	$140,162	$5,952	$130,880	$15,292	$(292,124)	$162

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Cash Flows
Nine Months Ended March 31, 2010
(In thousands)

		National	Dollar Financial
	Dollar Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$140,162	$5,952	$130,880	$15,292	$(292,124)	$162
Adjustments to reconcile net income to net cash provided by operating activities:

Undistributed income of subsidiaries	(152,124)	—	—	—	152,124	—
Depreciation and amortization	565	6,220	4,511	6,675	—	17,971
Loss on extinguishment of debt	475	3,642	694	4,720	—	9,531
Change in fair value of derivative not designated as a hedge	—	17,054	—	—	—	17,054
Provision for loan losses	—	11,838	8,887	13,853	—	34,578
Non-cash stock compensation	4,657	—	—	—	—	4,657
Non-controlling interest	—	—	—	(73)	—	(73)
Loss on disposal of fixed assets	—	107	164	43	—	314
Unrealized foreign exchange loss(gain)	11	(20,261)	2	8,248	—	(12,000)
Deferred tax (benefit) provision	—	(1,185)	3,624	(4,875)	—	(2,436)
Accretion of debt discount and deferred issuance costs	6,964	1,694	—	745	—	9,403
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(8)	(13,695)	(4,954)	(28,255)	—	(46,912)
Decrease (increase) in prepaid expenses and other	—	6,533	(2,585)	10,093	(15,499)	(1,458)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	150	41,076	(4,537)	(3,862)	15,499	48,326

Net cash provided by operating activities	852	58,975	136,686	22,604	(140,000)	79,117
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(303)	(123,526)	—	(123,829)
Additions to property and equipment	—	(4,819)	(2,599)	(10,885)	—	(18,303)
Net decrease (increase) in due from affiliates	32,790	(228,661)	(152,867)	208,738	140,000	—

Net cash provided by (used in) investing activities	32,790	(233,480)	(155,769)	74,327	140,000	(142,132)

Cash flows from financing activities:
Proceeds from 10.375% Senior Notes due 2016	—	596,388	—	—	—	596,388
Proceeds from the exercise of stock options	1,417	—	—	—	—	1,417
Repayment of term loan notes	—	(272,580)	—	(78,534)	—	(351,114)
Other debt payments	—	—	—	(6,992)	—	(6,992)
Payment of convertible debt	(32,032)	—	—	—	—	(32,032)
Net increase in revolving credit facilities	—	—	14,200	—	—	14,200
Payment of debt issuance and other costs	(2,316)	(15,579)	(1,644)	(142)	—	(19,681)

Net cash (used in) provided by financing activities	(32,931)	308,229	12,556	(85,668)	—	202,186
Effect of exchange rate changes on cash and cash equivalents	—	25,968	—	(3,764)	—	22,204

Net increase (decrease) in cash and cash equivalents	711	159,692	(6,527)	7,499	—	161,375
Cash and cash equivalents balance-beginning of period	99	138,408	30,340	40,755	—	209,602

Cash and cash equivalents balance-end of period	$810	$298,100	$23,813	$48,254	$—	$370,977

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Balance Sheets
June 30, 2009
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$99	$138,408	$30,340	$40,755	$—	$209,602
Loans receivable, net	—	25,191	21,863	67,640	—	114,694
Loans in default, net	—	5,415	934	87	—	6,436
Other receivables	330	4,423	1,149	1,397	—	7,299
Prepaid expenses and other current assets	—	17,606	3,626	23,001	(21,400)	22,833

Total current assets	429	191,043	57,912	132,880	(21,400)	360,864
Deferred tax asset, net of valuation allowance	—	20,901	—	6,161	—	27,062
Intercompany receivables	289,324	47,077	—	—	(336,401)	—
Property and equipment, net	11	25,074	13,812	19,717	—	58,614
Goodwill and other intangibles	—	166,149	206,287	81,911	—	454,347
Debt issuance costs, net	3,039	3,935	1,882	1,013	—	9,869
Investment in subsidiaries	77,364	—	124,544	—	(201,908)	—
Other	—	606	9,982	121	—	10,709

Total Assets	$370,167	$454,785	$414,419	$241,803	$(559,709)	$921,465

Current Liabilities
Accounts payable	$89	$11,044	$13,743	$11,422	$—	$36,298
Income taxes payable	—	2,753	330	11,751	—	14,834
Accrued expenses and other liabilities	—	42,998	36,609	12,416	(21,435)	70,588
Debt due within one year	—	2,950	—	2,930	—	5,880
Current deferred tax liability	—	71	—	—	—	71

Total current liabilities	89	59,816	50,682	38,519	(21,435)	127,671
Fair value of derivatives	—	10,223	—	—	—	10,223
Long-term deferred tax liability	—	6,624	12,102	150	—	18,876
Long-term debt	161,316	283,937	—	85,172	—	530,425
Intercompany payables	—	—	267,040	69,361	(336,401)	—
Other non-current liabilities	—	17,897	7,431	29	(165)	25,192

Total liabilities	161,405	378,497	337,255	193,231	(358,001)	712,387

Total Dollar Financial Corp. stockholders’ equity	208,762	76,288	77,164	48,256	(201,708)	208,762

Non-controlling interest	—	—	—	316	—	316

Total stockholders’ equity	208,762	76,288	77,164	48,572	(201,708)	209,078

Total Liabilities and Stockholders’ Equity	$370,167	$454,785	$414,419	$241,803	$(559,709)	$921,465

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Operations
Three Months ended March 31, 2009
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$13,608	$15,960	$7,695	$—	$37,263
Fees from consumer lending	—	25,851	17,966	13,837	—	57,654
Other	—	12,483	4,262	6,502	—	23,247

Total revenues	—	51,942	38,188	28,034	—	118,164

Operating expenses:
Salaries and benefits	—	11,920	14,727	7,782	—	34,429
Provision for loan losses	—	4,904	3,882	1,456	—	10,242
Occupancy	—	3,355	4,037	2,471	—	9,863
Depreciation	—	1,080	1,015	962	—	3,057
Other	—	8,741	6,610	4,627	—	19,978

Total operating expenses	—	30,000	30,271	17,298	—	77,569

Operating margin	—	21,942	7,917	10,736	—	40,595

Corporate and other expenses:
Corporate expenses	—	4,075	8,661	2,716	—	15,452
Intercompany charges	—	2,787	(4,069)	1,282	—	—
Other depreciation and amortization	—	316	302	307	—	925
Interest expense, net	3,934	3,904	1,051	1,457	—	10,346
Provision for litigation settlements	—	—	45	—	—	45
Loss on store closings	—	327	277	40	—	644
Other expense (income), net	—	545	(281)	(1,141)	—	(877)

(Loss) income before income taxes	(3,934)	9,988	1,931	6,075	—	14,060
Income tax provision		2,194	4,245	1,922	—	8,361

Net (loss) income	(3,934)	7,794	(2,314)	4,153	—	5,699
Equity in net income of subsidiaries
National Money Mart Company	7,794	—	—	—	(7,794)	—
Guarantors	(2,314)	—	—	—	2,314	—
Non-guarantors	4,153	—	—	—	(4,153)	—

Net (loss) income attributable to Dollar Financial Corp.	$5,699	$7,794	$(2,314)	$4,153	$(9,633)	$5,699

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Operations
Nine Months ended March 31, 2009
(In thousands)

	Dollar	National	Dollar Financial
	Financial	Money Mart	Group, Inc. and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$51,497	$44,311	$31,611	$—	$127,419
Fees from consumer lending	—	93,054	62,957	47,250	—	203,261
Other	—	35,863	13,044	23,826	—	72,733

Total revenues	—	180,414	120,312	102,687	—	403,413

Operating expenses:
Salaries and benefits	—	39,619	45,116	26,772	—	111,507
Provision for loan losses	—	16,998	17,477	5,917	—	40,392
Occupancy	—	10,935	12,490	8,078	—	31,503
Depreciation	—	3,593	3,185	3,041	—	9,819
Other	—	27,916	23,852	19,745	—	71,513

Total operating expenses	—	99,061	102,120	63,553	—	264,734

Operating margin	—	81,353	18,192	39,134	—	138,679

Corporate and other expenses:
Corporate expenses	—	13,029	30,220	9,317	—	52,566
Intercompany charges	—	4,249	(8,662)	4,413	—	—
Other depreciation and amortization	—	938	907	1,058	—	2,903
Interest expense, net	11,565	11,493	4,476	5,026	—	32,560
Provision for litigation settlements	—	—	554	—	—	554
Loss on store closings	—	2,744	3,347	46	—	6,137
Other expense (income), net	—	(2,879)	(1,574)	(2,093)	—	(6,546)

(Loss) income before income taxes	(11,565)	51,779	(11,076)	21,367	—	50,505

Income tax provision	—	13,831	4,209	5,930	—	23,970

Net (loss) income	(11,565)	37,948	(15,285)	15,437	—	26,535
Equity in net income of subsidiaries
National Money Mart Company	37,948	—	—	—	(37,948)	—
Guarantors	(15,285)	—	—	—	15,285	—
Non-guarantors	15,437	—	—	—	(15,437)	—

Net (loss) income attributable to Dollar Financial Corp.	$26,535	$37,948	$(15,285)	$15,437	$(38,100)	$26,535

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Subsidiary Guarantor Financial Information (continued)
Consolidating Condensed Statements Of Cash Flows
Nine Months Ended March 31, 2009
(In thousands)

			Dollar
		National	Financial
	Dollar	Money	Group, Inc.
	Financial	Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$26,535	$37,948	$(15,285)	$15,437	$(38,100)	$26,535
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Undistributed income of subsidiaries	(38,100)	—	—	—	38,100	—
Depreciation and amortization	650	5,402	4,515	4,302	—	14,869
Provision for loan losses	—	16,998	17,477	5,917	—	40,392
Non-cash stock compensation	5,045	—	—	—	—	5,045
Loss on disposal of fixed assets	—	1,110	765	88	—	1,963
Deferred tax provision (benefit)	—	313	3,659	(179)	—	3,793
Accretion of debt discount and deferred issuance costs	6,649	—	—	—	—	6,649
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(9)	(12,769)	(10,742)	(10,152)	—	(33,672)
Decrease (increase) in prepaid expenses and other	—	4,516	(3,797)	(4,354)	—	(3,635)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	9	(22,630)	393	7,848	—	(14,380)

Net cash provided by (used in) operating activities	779	30,888	(3,015)	18,907	—	47,559
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(145)	(444)	(1,793)	—	(2,382)
Additions to property and equipment	—	(1,497)	(2,254)	(7,262)	—	(11,013)
Net decrease (increase) in due from affiliates	3,239	(10,167)	(10,205)	17,133	—	—

Net cash provided by (used in) investing activities	3,239	(11,809)	(12,903)	8,078	—	(13,395)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,305	—	—	—	—	3,305
Purchase of company stock	(7,492)	—	—	—	—	(7,492)
Other debt payments	—	(2,164)	—	(489)	—	(2,653)
Net decrease in revolving credit facilities	—	—	—	(3,753)	—	(3,753)
Payment of debt issuance and other costs	—	—	(128)	—	—	(128)

Net cash used in financing activities	(4,187)	(2,164)	(128)	(4,242)	—	(10,721)
Effect of exchange rate changes on cash and cash equivalents	—	(26,312)	—	(15,278)	—	(41,590)

Net (decrease) increase in cash and cash equivalents	(169)	(9,397)	(16,046)	7,465	—	(18,147)
Cash and cash equivalents balance-beginning of period	256	119,427	50,163	39,868	—	209,714

Cash and cash equivalents balance-end of period	$87	$110,030	$34,117	$47,333	$—	$191,567

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Subsequent Events
On April 13, 2010, the Company entered into an agreement to acquire a pawn broking business in the United Kingdom. The acquired company operates three stores which primarily deal in pawn lending on high value gold jewelry, fine watches and diamonds. The purchase price of the acquisition, including approximately GBP6.0 million of net assets, was GBP15.0 million with additional payouts potentially amounting to another GBP2.5 million over two years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of the financial condition and results of operations for Dollar Financial Corp. for the three and nine months ended March 31, 2010 and 2009. References in this section to “we,” “our,” “ours,” or “us” are to Dollar Financial Corp. and its wholly owned subsidiaries, except as the context otherwise requires. References to “OPCO” are to our wholly owned operating subsidiary, Dollar Financial Group, Inc.
Executive Summary
Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards, pawn lending, gold buying and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, we receive fees on the loans.
On June 30, 2008, as part of a process to rationalize our United States markets, we made a determination to close 24 of our unprofitable stores in various United States markets. In August 2008, we identified another 30 stores in the United States and 17 stores in Canada that were under-performing and which were closed or merged into a geographically proximate store. The primary cease-use date for these stores was in September 2008. Customers from these stores were transitioned to our other stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. Subsequent to the initial expense amounts recorded, we recorded $0.9 million of additional lease obligation expense for these locations. During the fourth quarter of the year ended June 30, 2009 (“fiscal 2009”), we announced the closing of an additional 60 under-performing U.S. store locations. We recorded costs for severance and other retention benefits of approximately $0.4 million and store closure related costs of approximately $3.2 million consisting primarily of lease obligations and leasehold improvement write-offs. For the nine months ended March 31, 2010, we recorded an additional $1.5 million of store closure related costs. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.
On July 21, 2008, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to $7.5 million of our outstanding common stock and by October 13, 2008, we had repurchased 535,799 shares of our common stock at a cost of approximately $7.5 million, thus completing our stock repurchase plan.
On April 21, 2009, we completed the acquisition of an established profitable U.K. internet-based consumer lending business which was immediately accretive to earnings. The acquired company is competitively positioned in a rapidly growing market and further expands our expertise within the internet lending arena. Moreover, we believe we can export and leverage this expertise to other European countries as well as our Canadian business unit.
On June 30, 2009, we completed the acquisition of four stores in Northern Ireland. Three of the stores are located in central Belfast with the fourth store situated in the town of Lisburn, the third largest city in Northern Ireland. The acquired stores are multi-product locations offering check cashing, single payment consumer lending and pawn broking services.
On June 29, 2009, we completed the acquisition of two market-leading traditional pawn shops located in Edinburgh and Glasgow, Scotland. The two stores were established in the year 1830 and primarily deal in loans securitized by gold jewelry and fine watches, while offering traditional secured pawn lending for an array of other items. Both stores are located in prominent locations on major thoroughfares and high pedestrian traffic zones.
On June 30, 2009, we completed the acquisition of 76% of the outstanding equity of an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the U.K. approximately 100 years ago. Customer sales and service activities are managed through an extensive network of local commission-based representatives across six provinces in northwestern Poland.
On October 3, 2009, we entered into an agreement to acquire a merchant cash advance business in the United Kingdom. The acquired company primarily targets the working capital needs of small retail businesses by providing cash advances secured against a percentage of future credit card sales. The purchase price for the acquired company, which currently manages a receivable portfolio of approximately $3.5 million, was $4.6 million.
On December 21, 2009, we commenced the closing of an exchange offer with certain holders of our 2.875% Senior Convertible Notes due 2027, which we refer to as the 2027 Notes, pursuant to the terms of privately negotiated exchange agreements with such holders. Pursuant to the terms of the exchange agreements, the holders exchanged an aggregate of $120.0 million principal amount of the 2027 Notes held by such holders for an equal aggregate principal amount of our new 3.0% Senior Convertible Notes due 2028, which we refer to as the 2028 Notes. The 2028 Notes are senior, unsecured obligations and rank equal in right of payment to all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured debt and to the indebtedness and other liabilities of its subsidiaries.
On December 23, 2009, our Canadian subsidiary, National Money Mart Company, which we refer to as Money Mart, sold $600.0 million aggregate principal amount of its 10.375% Senior Notes due 2016, which we refer to as the 2016 Notes. The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among Money Mart , as issuer, Dollar Financial Corp. and certain of our direct and indirect wholly-owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year.
On December 23, 2009, we acquired Military Financial Services, LLC, including its subsidiaries, Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd., which we collectively refer to as DFS. DFS is an established business that provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS markets its services through its branded Military Installment Loan and Education Services, or “MILES”, program. DFS provides services to enlisted military personnel who make applications for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Additionally, DFS provides ancillary services such as service contracts and guaranteed asset protection, or GAP, insurance, along with consultations regarding new and used automotive purchasing, budgeting and credit and ownership training. OPCO paid a purchase price of approximately $117.8 million plus approximately $5.5 million on account of the working capital as of the closing date.
In February 2010, we repurchased $35.2 million aggregate principal amount of 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by the Company in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.032 million. As a result of these repurchase transactions and the exchange transactions described above, $44.8 million aggregate principal amount of the 2027 Notes remains outstanding as of March 31, 2010. Furthermore, as a result of these repurchase transactions, the maturity date of the 2016 Notes is affirmed to be December 15, 2016 and the maturity date for approximately $16.9 million of the Company’s obligations under the term loan portions of its senior secured credit facility, as amended and restated on December 23, 2009, is affirmed to be December 31, 2014 (with the maturity date for the remaining $1.6 million of the Company’s obligations under the term loans remaining October 30, 2012).
Effective March 3, 2010, the Ontario Superior Court of Justice approved the settlement of the pending class action against OPCO and Money Mart in Ontario commenced behalf of a purported class of Ontario borrowers who, it was alleged, were subjected to usurious charges in payday loan transactions in violation of Canadian federal law proscribing usury.
On March 4, 2010, Money Mart and OPCO reached an agreement to settle their outstanding British Columbia class action litigation in which the plaintiffs claimed that the business model used by Money Mart resulted in the collection of fees in excess of the statutory limit for loans made since 1997. Under the terms of the British Columbia settlement, Money Mart will create a settlement fund in an amount of C$24.75 million, consisting of C$12.375 million in cash and C$12.375 million in vouchers. Fees payable to plaintiffs’ counsel will be paid from this fund. The settlement is set forth in a definitive settlement agreement executed on May 7, 2010 which is subject to final court approval. A hearing regarding the settlement has been scheduled by the court for May 17, 2010. There can be no assurance that the settlement will receive final court approval.
During the nine months ended March 31, 2010, Money Mart recorded a charge of $22.4 million in relation to the pending settlements of the class actions in British Colombia and similar cases in New Brunswick, Nova Scotia and Newfoundland for the potential settlement of the other pending or purported Canadian class action proceedings. During the fiscal year ended June 30, 2009, Money Mart recorded a charge of $57.4 million in relation to then pending settlement of the Ontario class action and for the potential settlement of the other pending or purported Canadian class action proceedings. As of March 31, 2010, an aggregate of approximately $78.9 million is included in the Company’s accrued expenses relating to the Canadian proceedings described above. Of those expenses, approximately $37.3 million is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the pending purported or potential class proceedings and intend to vigorously to defend against such claims, the ultimate cost of resolution of such claims, either through settlements or pursuant to litigation, may substantially exceed the amount accrued at March 31, 2010, and additional accruals may be required in the future.
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
Company-Funded Consumer Loan Loss Reserves Policy
We maintain a loan loss reserve for probable losses inherent in the outstanding loan portfolio for single-payment and other consumer loans that we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the economic downturn in the U.S. and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans, although we have tightened lending criteria. Accordingly, we have not modified our approach to determining our loan loss reserves.
When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to store and regional expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to store and regional expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance of $15.5 million at March 31, 2010 and $17.0 million at June 30, 2009, is reported on our balance sheet in loans in default, net, and was $5.9 million at March 31, 2010 and $6.4 million at June 30, 2009.

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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States, Canada and the United Kingdom. We also have a corporate reporting unit which consists of costs related to corporate infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The determination that the operating segments are equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we would be required to perform a second step to the impairment test, because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.
During fiscal 2009, the overall fair value of the U.S. reporting unit declined based on the Company’s internal models; however, the fair value of the U.S. reporting unit, taken as a whole, continues to exceed its carrying value. The impact of the continued economic downturn, along with any federal or state regulatory restrictions on our short-term consumer lending products, could reduce the fair value of the U.S. goodwill below its carrying value at which time we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.
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
We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the period covered by our long term business plan. We perform our goodwill impairment test annually as of June 30, and our reacquired franchise rights impairment test annually as of December 31. At the date of our last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, we may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience a significant disruption to our business, unexpected significant declines in our operating results, divestiture of a significant component of our business, a sustained decline in market capitalization, particularly if it falls below our book value, or a significant change to the regulatory environment in which we operate. While we believe we have made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible that a material change could occur, including if actual experience differs from the assumptions and considerations used in our analyses. These differences could have a material adverse impact on the consolidated results of operations, and cause us to perform the second step impairment test, which could result in a material impairment of our goodwill. We will continue to monitor our actual cash flows and other factors that may trigger a future impairment in the light of the current global recession.
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
As required by the Derivative and Hedging Topic of the FASB Codification, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
The income taxes topic of the FASB Codification requires that a “more-likely-than-not” threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. As of March 31, 2010, this requirement did not result in any adjustment in our liability for unrecognized income tax benefits.

Constant Currency Analysis
We maintain operations primarily in the United States, Canada and the United Kingdom. Approximately 70% of our revenues are originated in currencies other than the US Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended March 31, 2010, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9618 and $1.5587, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were $0.8032 and $1.4344, respectively. For the nine months ended March 31, 2010, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were $0.9400 and $1.6108, respectively. For our constant currency reporting for the same period, the average exchange rates used to translate the Canadian and United Kingdom’s results were $0.8639 and $1.6327, respectively. Note — all conversion rates are based on the US Dollar equivalent to one Canadian Dollar and one Great British Pound.
We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are generally not repatriated to the U.S.; therefore, we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. As such, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow.
Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2009	2010	2009	2010	2009	2010	2009	2010
Check cashing	$37,263	$37,236	31.5%	23.7%	$127,419	$113,575	31.6%	25.1%
Fees from consumer lending	57,654	78,062	48.8%	49.6%	203,261	238,250	50.4%	52.7%
Money transfer fees	5,957	6,609	5.0%	4.2%	20,351	20,523	5.0%	4.5%
Pawn service fees and sales	3,164	4,814	2.7%	3.1%	10,466	13,302	2.6%	2.9%
Other revenue	14,126	30,627	12.0%	19.4%	41,916	66,247	10.4%	14.8%

Total revenue	$118,164	$157,348	100.0%	100.0%	$403,413	$451,897	100.0%	100.0%

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Total revenues for the three months ended March 31, 2010 increased $39.2 million, or 33.2% as compared to the three months ended March 31, 2009. The impact of foreign currency accounted for approximately $15.3 million of the increase and the increase related to new store openings and acquisitions was approximately $20.5 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, total revenues increased by $3.4 million.
On an actual basis, consolidated check cashing revenue remained relatively constant from period to period. There was an increase of $3.2 million related to foreign exchange rates and increases from new stores and acquisitions of $0.6 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, check cashing revenues were down $3.9 million or 10.3% for the current three month period as compared to the prior year. Check cashing revenues from our U.S., Canadian and United Kingdom businesses declined 12.3%, 2.8%, and 19.8%, respectively (based on constant currency reporting) over the previous year’s period. The decrease in the United States was primarily a result of the closure of 60 stores during the fourth quarter of fiscal 2009 and the economic downturn. On a consolidated constant currency basis, the face amount of the average check cashed increased 2.0% from $492 in the third quarter of fiscal 2009 to $502 for this quarter while the average fee per check cashed increased by 6.7% from $17.31 in fiscal 2009’s third quarter to $18.48 for the quarter just ended. There was also a decline of 14.4% in the number of checks cashed in the current quarter as compared to the year earlier period — down from 2.2 million in the third quarter of fiscal 2009 to 1.8 million in the quarter just ended.

Consolidated fees from consumer lending were $78.1 million for the third quarter of fiscal 2010, representing an increase of 35.4% or $20.4 million compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of approximately $7.9 million and increases of approximately $10.3 million related to the impact from new stores and acquisitions. The remaining increase of $2.2 million was primarily due to increases in our Canadian and U.K. consumer lending business which increased by 17.3% and 5.0%, respectively, offset by a decrease in our U.S. business of approximately 16.4%. The decrease in our U.S. consumer lending business is the result of 60 stores being closed in the U.S. markets during the fourth quarter of fiscal 2009. Consumer lending revenues in the Company’s operations in Poland were approximately $2.1 million for the current quarter.
Pawn service fees were $4.8 million for the quarter ended March 31, 2010, representing an increase of $1.7 million or 52.2% compared to prior year period. The impact of foreign currency fluctuations accounted for an increase of approximately $0.4 million and increases of approximately $0.4 million related to the impact from new stores and acquisitions. The remaining increase of $0.9 million or 25.8% is primarily due managements’ increased emphasis on promoting and growing the U.K. pawn business.
On a constant currency basis and excluding the impacts of new stores and acquisitions, money transfer fees, franchise fees and all other revenues were up $4.2 million, or 21.0% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The increase came principally in the U.K. business and was due to the success of the foreign exchange product, the debit card business and scrap gold sales in both the United Kingdom and Canada.
Nine Months Ended March 31, 2010 compared to Nine Months Ended March 31, 2009
Total revenues for the nine months ended March 31, 2010 increased $48.5 million, or 12.0% as compared to the nine months ended March 31, 2009. The impact of foreign currency accounted for $16.0 million of the increase and the impact of new stores and acquisitions contributed $42.8 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $10.3 million or 2.6%. The decrease was the result of a $22.7 million decrease in the U.S. revenues primarily resulting from the closure of 60 under-performing store locations during the fourth quarter of fiscal 2009.
Relative to our products, consolidated check cashing revenue decreased $13.8 million or 10.9% for the nine months ended March 31, 2010 compared to the same period in the prior year. There was an increase of approximately $3.4 million related to foreign exchange rates and increases from new stores and acquisitions of $1.9 million. The remaining check cashing revenues were down $19.1 million or 15.0% for the current nine month period. Check cashing revenues from our U.S. business segment decreased 18.9%, again heavily influenced by the closure of under-performing stores during fiscal 2009 and the economic downturn. On a constant dollar basis and excluding the impacts of new stores and acquisitions, the Canadian business declined 8.0% and the U.K. business was down 21.0% for the nine months ended March 31, 2010 as compared to the same period in the prior year. On a consolidated constant currency basis, the face amount of the average check cashed decreased 0.8% to $489 for the nine months ended March 31, 2010 compared to $493 for the prior year period while the average fee per check cashed increased by 4.2% to $18.61. There was also a decline of 17.0% in the number of checks cashed for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 — down from 7.1 million in the prior year to 5.9 million in the current year.
Consolidated fees from consumer lending were $238.3 million for the nine months ended March 31, 2010 compared to $203.3 million for the year earlier period, an increase of $35.0 million or 17.2%. The impact of foreign currency fluctuations accounted for an increase of approximately $8.5 million and the impact of new stores and acquisitions was an increase of $26.3 million. On a constant dollar basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $0.2 million. The U.S. consumer lending revenues were down approximately $11.9 million while both the Canadian and U.K.’s consumer lending revenues were up by $7.5 million and $4.6 million, respectively (on a constant dollar basis and excluding the impacts of new stores and acquisitions). Poland’s consumer lending revenues for the nine months ended March 31, 2010 were approximately $5.1 million.
Pawn service fees were $13.3 million for the nine ended March 31, 2010, representing an increase of $2.8 million or 27.1% compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal increase and increases of approximately $1.5 million related to the impact from new stores and acquisitions. The remaining increase of $1.3 million or 12.9% is primarily due managements’ increased emphasis on promoting and growing the U.K. pawn business.
For the nine months ended March 31, 2010, money transfer fees, franchise fees and all other revenues increased by $24.5 million in reported amounts. On a constant dollar basis and excluding the impacts of new stores and acquisitions, these revenues increased by $7.2 million or 11.6% for the nine months ended March 31, 2010 as compared to the year earlier period. The increase came principally in the U.K. business and was due to the success of the foreign exchange product, the debit card business and scrap gold sales in both the United Kingdom and Canada.

Operating Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2009	2010	2009	2010	2009	2010	2009	2010
Salaries and benefits	$34,429	$39,882	29.1%	25.3%	$111,507	$114,341	27.6%	25.3%
Provision for loan losses	10,242	10,220	8.7%	6.5%	40,392	34,578	10.0%	7.7%
Occupancy	9,863	10,974	8.3%	7.0%	31,503	32,659	7.8%	7.2%
Depreciation	3,057	3,424	2.6%	2.2%	9,819	10,869	2.4%	2.4%
Returned checks, net and cash shortages	2,866	2,288	2.4%	1.5%	13,228	7,182	3.3%	1.6%
Maintenance and repairs	2,848	3,097	2.4%	2.0%	9,068	8,792	2.2%	1.9%
Advertising	1,451	3,884	1.2%	2.5%	6,659	11,998	1.7%	2.7%
Bank Charges and armored carrier expenses	3,174	3,477	2.7%	2.2%	9,937	10,400	2.5%	2.3%
Other	9,639	16,142	8.2%	10.2%	32,621	40,612	8.1%	9.0%

Total operating expenses	$77,569	$93,388	65.6%	59.4%	$264,734	$271,431	65.6%	60.1%

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Operating expenses were $93.4 million for the three months ended March 31, 2010 compared to $77.6 million for the three months ended March 31, 2009, an increase of $15.8 million or 20.4%. The impact of foreign currency accounted for approximately $8.4 million of the increase and new stores and acquisitions made of $13.7 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, store expenses decreased by $6.3 million or 8.1%. For the current year quarter, total operating expenses decreased from 65.6% of total revenue to 59.4% of total revenue year over year. After adjusting for constant currency reporting, the percentage of total operating expenses as compared to total revenue was 58.6%.
Relative to our business units, on a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $6.8 million and $1.0 million in the United States and the United Kingdom, respectively. The decreases in these two units were the result of a focus on cost reductions in addition to the closure of approximately 60 United States stores during the fourth quarter of fiscal 2009. The adjusted operating expenses in Canada increased by approximately $1.6 million for the three months ended March 31, 2010 as compared to the prior year which is commensurate with the revenue growth in that country.
Nine Months Ended March 31, 2010 compared to Nine Months Ended March 31, 2009
Operating expenses were $271.4 million for the nine months ended March 31, 2010 compared to $264.7 million for the nine months ended March 31, 2009, an increase of $6.7 million or 2.5%. The impact of foreign currency accounted for an increase of $8.6 million. There was an increase in operating expenses related to new stores and acquisitions of approximately $30.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $32.7 million. For the current year cumulative period, total operating expenses decreased to 60.1% of total revenue compared to 65.6% of total revenue for the same period in the prior year. After adjusting for constant currency reporting, the percentage of total operating expenses as compared to total revenue was 59.0%.
Relative to our business units, after excluding the impacts of foreign currency and acquisitions, operating expenses decreased in the United States, Canada and the United Kingdom by $26.0 million, $3.2 million and $3.5 million, respectively. These decreases were a result of a focus on cost reductions in addition to the closure of approximately 60 United States stores during the fourth quarter of fiscal 2009.

Corporate and Other Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,
			(Percentage of total				(Percentage of total
	($ in thousands)		revenue)		($ in thousands)		revenue)
	2009	2010	2009	2010	2009	2010	2009	2010
Corporate expenses	$15,452	$22,068	13.1%	14.0%	$52,566	$65,368	13.0%	14.5%
Other depreciation and amortization	925	2,490	0.8%	1.6%	2,903	4,652	0.7%	1.0%

Interest expense, net	10,346	21,946	8.8%	13.9%	32,560	46,412	8.1%	10.3%
Loss on extinguishment of debt	—	718	—%	0.5%	—	9,531	—%	2.1%
Unrealized foreign exchange gain	—	(15,681)	—%	(10.0)%	—	(11,769)	—%	(2.6)%
Loss on derivatives not designated as hedges	—	18,634	—%	11.8%	—	21,909	—%	4.8%
Provision for litigation settlements	45	26,627	—%	16.9%	554	27,894	0.1%	6.2%

Loss on store closings	644	1,507	0.5%	1.0%	6,137	3,157	1.5%	0.7%
Other (income) expense	(877)	261	(0.7)%	0.2%	(6,546)	1,685	(1.6)%	0.4%
Income tax provision (benefit)	8,361	(2,332)	7.1%	(1.5)%	23,970	11,538	5.9%	2.6%
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Corporate Expenses
Corporate expenses were $22.1 million for the three months ended March 31, 2010 compared to $15.5 million for the same period in the prior year or an increase of $6.6 million. On a constant currency basis, corporate expenses increased by approximately $5.4 million reflecting an increased investment in our infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition strategies and execution.
Other Depreciation and Amortization
Other depreciation and amortization was $2.5 million for the three months ended March 31, 2010 compared to $0.9 million for the same period in the prior year. The increase of $1.6 million is primarily related to DFS’ amortization of identifiable intangible assets.
Extinguishment of Debt and Loss on Derivatives Not Designated as Hedges
During the three months ended March 31, 2010, there were $0.7 million of expenses related to the repurchase of $35.2 million of our 2.875% Senior Convertible Debt due 2027 that have been reported as “Extinguishment of Debt”.
Interest Expense
Interest expense, net was $21.9 million for the three months ended March 31, 2010 compared to $10.3 million for the same period in the prior year. Interest related to our newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $9.7 million of the increase, net of a decrease in interest expense associated with our prepayment of substantially all of our U.K. and Canadian term debt on December 23, 2009. In addition, interest expense associated with our revolving credit facility and the reduction in the amount of interest income earned by us accounted for $0.6 million of the net increase.
Non-cash interest accounted for approximately $1.6 million of the overall increase primarily due to the increase in non-cash interest related to the amortization of accumulated charges associated with the discontinuance of hedge accounting for our cross currency interest rate swaps.

•	Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009, with the proceeds from our $600.0 million senior note offering completed in December 2009 we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million non-cash interest charge for the quarter ended March 31, 2010. Due to the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
•	Subsequent to the early settlement in May 2009 of its two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. As a result of the prepayment of substantially all of the United Kingdom’s term debt on December 23, 2009, we reclassified primarily all of the U.K.’s remaining net loss from other comprehensive income into earnings during the prior fiscal quarter ended December 31, 2009. That resulted in a charge of $3.9 million which was included in Loss on Extinguishment of Debt.
Unrealized Foreign Exchange Gain
Unrealized foreign exchange gain of $15.7 million for the three months ended March 31, 2010 is due primarily to the unrealized foreign exchange gain associated with our newly issued $600.0 million senior notes. The notes which are denominated in U.S. Dollars were issued by our indirectly wholly-owned Canadian subsidiary. As such, the impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”.
Loss on derivatives not designated as hedges
Loss on derivatives not designated as hedges was $18.6 million for the three months ended March 31, 2010 related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada related to the term loans. The change in fair value related to both the changes in market interest and foreign exchange rates and amendments that were made to the swap agreements required in connection with the debt offerings completed during fiscal 2010.
Provision for Litigation Settlements
Provision for litigation settlements during the three months ended March 31, 2010 was $26.6 million primarily related to the pending settlements of the British Columbia Litigation and the Maritimes Litigation and for the potential settlement of other pending Canadian class action proceedings.
Loss on Store Closings
During the three months ended March 31, 2010, we recorded additional expense related to store closings of approximately $1.5 million, related to the planned store closures in Arizona and Washington.
Income Tax Provision
The provision for income taxes was a tax benefit of $2.3 million for the three months ended March 31, 2010 compared to a provision of $8.4 million for the three months ended March 31, 2009. Our effective tax rate was not meaningful for the three months ended March 31, 2010 and was 59.5% for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2010 we maintained deferred tax assets of $130.5 million which is offset by a valuation allowance of $84.8 million which represents an increase of $2.2 million in the quarter ended March 31, 2010. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at December 31, 2009	$129.4	$82.6	$46.8
U.S. increase/(decrease)	(0.8)	(0.8)	—
Foreign increase/(decrease)	1.9	3.0	(1.1)

Balance at March 31, 2010	$130.5	$84.8	$45.7

The $130.5 million in deferred tax assets consists of $42.5 million related to net operating losses and other temporary differences, $57.3 million related to foreign tax credits and $30.7 million in foreign deferred tax assets. At March 31, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $99.8 million, which reflects a decrease of $0.8 million during the period. The net operating loss carry forward at March 31, 2010 was $68.3 million compared to $106.3 million at June 30, 2009. This reduction in our net operating loss is a result of the anticipated utilization of $38.0 million of our net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of our indirect wholly-owned U.K. subsidiary to our indirect wholly-owned Canadian subsidiary. We believe that our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the nine months ended March 31, 2010 related to the deemed dividend discussed above. This entire increase was recorded during the three month period ended December 31, 2009. Additionally, we maintain foreign deferred tax assets in the amount of $30.7 million. Our Canadian affiliate during fiscal 2006 had previously recorded a deferred tax asset and corresponding valuation allowance related to an unrealized foreign currency loss sustained in connection with the hedge of our term loan. In the quarter ended March 31, 2010, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of our term debt in December, 2009.
As described in Note 1 to our interim unaudited consolidated financial statements for the period ended March 31, 2010, we restated our historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to our 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At March 31, 2010, the deferred tax liability associated with the Notes was $15.2 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against our deferred tax asset. Additional deferred tax liabilities of $22.8 million, related principally to the amortization of goodwill, result in a net overall deferred tax asset of $7.9 million at March 31, 2010.
At June 30, 2009, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2010, we had $9.9 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended March 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Nine Months Ended March 31, 2010 compared to Nine Months Ended March 31, 2009
Corporate Expenses
Corporate expenses were $65.4 million for the nine months ended March 31, 2010 compared to $52.6 million for the same period in the prior year or an increase of $12.8 million. On a constant currency basis, corporate expenses increased by approximately $11.6 million reflecting an increased investment in our infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition strategies and execution.
Other Depreciation and Amortization
Other depreciation and amortization was $4.7 million for the nine months ended March 31, 2010 compared to $2.9 million for the same period in the prior year. The increase of $1.6 million is primarily related to DFS’ amortization of identifiable intangible assets.
Extinguishment of Debt and Loss on Derivatives Not Designated as Hedges
In connection with our refinancing activities during the nine months ended March 31, 2010, certain non-recurring expenses have been reported in the current period’s results. There were $9.5 million of expenses related to the repayment of our term loan debt and the exchange of $120.0 million and repurchase of $35.2 million of our 2.875% Senior Convertible Debt due 2027 that have been reported as “Extinguishment of Debt”. Of that amount, approximately $5.8 million related to the write-off of pre-existing deferred term debt costs that were being amortized over the life of the term debt. The other primary element of this expense was a $3.9 million non-cash charge related to our U.K. cross-currency interest rate swaps that had been terminated in May 2009. As a result of the significant prepayment of the term loan prepayment, the net loss related to the discontinued cash flow hedge that was included in other comprehensive income was reclassified to the income statement.
Interest Expense
Interest expense, net was $46.4 million for the nine months ended March 31, 2010 compared to $32.6 million for the same period in the prior year. Interest related to our newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $9.3 million of the increase, net of a decrease in interest expense associated with our prepayment of substantially all of our U.K. and Canadian term debt on December 23, 2009. In addition, interest expense associated with our revolving credit facility and the reduction in the amount of interest income earned by us accounted for $1.6 million of the net increase.
Non-cash interest accounted for $2.8 million of the overall increase. This increase is comprised of $0.3 million related to our convertible debt as a result of the retroactive adoption on July 1, 2009 of ASC 470-20 (formally FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The balance of the increase in non-cash interest relates to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps.
•	Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009, with the proceeds from our $600.0 million senior note offering completed in December 2009 we discontinued hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.7 million non-cash interest charge for the nine months ended March 31, 2010. Due to the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
•	Subsequent to the early settlement in May 2009 of its two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.7 million non-cash interest charge for the nine months ended March 31, 2010. As a result of the prepayment of substantially all of the United Kingdom’s term debt on December 23, 2009, we reclassified primarily all of the U.K.’s remaining net loss from other comprehensive income into earnings during the prior fiscal quarter ended December 31, 2009. That resulted in a charge of $3.9 million which was included in Loss on Extinguishment of Debt.
Unrealized Foreign Exchange Gain
Unrealized foreign exchange gain of $11.8 million for the nine months ended March 31, 2010 is due primarily to the unrealized foreign exchange gain associated with our newly issued $600.0 million senior notes. The notes are denominated in U.S. Dollars have been issued by our indirectly wholly-owned Canadian subsidiary. As such, the impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”.
Loss on derivatives not designated as hedges
Loss on derivatives not designated as hedges was $21.9 million for the nine months ended March 31, 2010 related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada related to the legacy term loans. The change in fair value related to both the changes in market interest and foreign exchange rates and amendments that were made to the swap agreements required in connection with the debt offerings completed during fiscal 2010.
Provision for Litigation Settlements
Provision for litigation settlements during the nine months ended March 31, 2010 was $27.9 million, primarily related to the pending settlements of the British Columbia Litigation and the Maritimes Litigation and for the potential settlement of other pending Canadian class action proceedings.
Loss on Store Closings
During the nine months ended March 31, 2010, we recorded additional expense related to store closings during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjustment assumptions related to sub-lease potential of some of the locations and the closure of other non-performing U.S. store locations. We also incurred additional expenses of approximately $1.9 million for current period store closures. Lastly, we incurred approximately $0.7 million of expense in relation to the buy-out of certain “We the People” franchises.
Income Tax Provision
The provision for income taxes was $11.5 million for the nine months ended March 31, 2010 compared to a provision of $24.0 million for the nine months ended March 31, 2009. Our effective tax rate was 99.2% for the nine months ended March 31, 2010 and was 47.5% for the nine months ended March 31, 2009. The increase in the effective tax rate for the nine months ended March 31, 2010 as compared to the prior year was primarily a result of higher pre-tax U.S. losses due to a legal settlement provision. Currently we do not receive a tax benefit for our U.S. pre-tax losses. In addition, the legal settlement provision recorded in Canada had the result of lowering the mix of pre-tax earnings to which that business unit contributed. The effective tax rate for the nine months ended March 31, 2009 was reduced as a result of the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfer pricing matters for years 2000 through 2003 combined with an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to the nine months ended March 31, 2009 provision for income taxes related to these two items was a tax benefit of $3.5 million. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2010 we maintained deferred tax assets of $130.5 million which is offset by a valuation allowance of $84.8 million which represents an increase of $5.0 million in the period. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2009	$130.4	$89.8	$40.6
U.S. increase/(decrease)	(2.2)	(2.2)	—
Foreign increase/(decrease)	2.3	(2.8)	5.1

Balance at March 31, 2010	$130.5	$84.8	$45.7

The $130.5 million in deferred tax assets consists of $42.5 million related to net operating losses and other temporary differences, $57.3 million related to foreign tax credits and $30.7 million in foreign deferred tax assets. At March 31, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $99.8 million, which reflects a decrease of $2.2 million during the period. The net operating loss carry forward at March 31, 2010 was $68.3 million compared to $106.3 million at June 30, 2009. This reduction in our net operating loss is a result of the anticipated utilization of $38.0 million of our net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of our indirect wholly-owned U.K. subsidiary to our indirect wholly-owned Canadian subsidiary. We believe that our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $57.3 million. This represents an increase of $11.8 million for the period related to the deemed dividend discussed above. Additionally, we maintain foreign deferred tax assets in the amount of $30.7 million. Our Canadian affiliate during fiscal 2006 had previously recorded a deferred tax asset and corresponding valuation allowance related to an unrealized foreign currency loss sustained in connection with the hedge of our term loan. During the nine months ended March 31, 2010, this valuation allowance was reversed providing a $1.4 million tax benefit in connection with the realization of a capital gain related to the repayment of a majority of our term debt in December, 2009.
As described in Note 1 to our interim unaudited consolidated financial statements for the period ended March 31, 2010, we restated our historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to our 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At March 31, 2010, the deferred tax liability associated with the Notes was $15.2 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against our deferred tax asset. Additional deferred tax liabilities of $22.8 million, related principally to the amortization of goodwill, result in a net overall deferred tax asset of $7.9 million at March 31, 2010.
At June 30, 2009, we had unrecognized tax benefit reserves related to uncertain tax positions of $7.8 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2010, we had $9.9 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate.
The tax years ending June 30, 2005 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, we had approximately $0.8 million of accrued interest related to uncertain tax positions which represents a minimal increase during the nine months ended March 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Discussion and analysis for each geographic segment
Following is a discussion and analysis of the operating results of each of our reportable segments:
The following table presents each reportable segment’s revenue and store and regional margin results:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Percent/				Percent/
	($ in thousands)		Margin		($ in thousands)		Margin
	2009	2010	Change		2009	2010	Change
Revenue:
United States (1)	$38,673	$35,217		(8.9)%	$121,911	$104,701		(14.1)%
Operating margin	19.7%	25.0%	5.3	pts.	13.7%	19.3%	5.6	pts.
Dealers’ Financial Services	$—	$6,893		100.0%	$—	$7,514		100.0%
Operating margin	—%	64.6%	64.6	pts.	—%	64.4%	64.4	pts.
Canada	$51,942	$71,020		36.7%	$180,414	$204,329		13.3%
Operating margin	42.2%	46.7%	4.5	pts.	45.1%	48.5%	3.4	pts.
United Kingdom	$27,549	$44,218		60.5%	$101,088	$135,353		33.9%
Operating margin	40.0%	39.7%	-0.3	pts.	40.2%	41.5%	1.3	pts.

Total Revenue	$118,164	$157,348		33.2%	$403,413	$451,897		12.0%

Operating margin	$40,595	$63,960		57.6%	$138,679	$180,466		30.1%
Operating margin percent	34.4%	40.6%	6.2	pts.	34.4%	39.9%	5.5	pts.
The following table presents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Pre-tax				Pre-tax
	Revenue		Income/(Loss)		Revenue		Income/(Loss)
	2009	2010	2009	2010	2009	2010	2009	2010

United States (1)	32.7%	22.4%	(18.4)%	65.4%	30.2%	23.2%	(41.2)%	(193.2)%
Dealers’ Financial Services	—%	4.4%	—%	(21.0)%	—%	1.7%	—%	28.4%
Canada	44.0%	45.1%	72.8%	132.5%	44.7%	45.1%	94.7%	87.8%
United Kingdom	23.3%	28.1%	45.6%	(76.9)%	25.1%	30.0%	46.5%	177.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	For the three and nine months ended March 31, 2010 the results of Poland is included with the United States results.
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
United States
Total U.S. revenues (excluding Poland) were $33.1 million for the three months ended March 31, 2010 compared to $38.7 million for the three months ended March 31, 2009, a decrease of 14.3%. The Company closed 60 under-performing U.S. stores during the fourth quarter of fiscal year 2009 and significantly reduced the related field management and store support functions. The closure of these locations was the primary factor in the period-over-period decrease, along with the effects of the economic downturn. From a product perspective, this decline is primarily related to decreases of $1.9 million and $2.9 million in check cashing and consumer lending revenue, respectively. The decrease in check cashing revenue is related to decreases in both the number of checks as well as the face amount of checks that were presented in the U.S. The number of checks decreased year over year by approximately 169,000 and with a corresponding decrease in face value of approximately $83 million related to the aforementioned closure of 60 U.S. stores during the fourth quarter of fiscal 2009 and the economic downturn. The face amount of the average check increased by 2.2% and the average fee decreased from $17.13 to $16.12.
The continued high rate of unemployment through all sectors of the U.S. economy also negatively impacts consumer lending volumes. Despite the signs of economic improvement, the Company has continued to take a more cautious approach to lending in all of our segments, including the United States. U.S. funded loan originations decreased 14.5% or $18.9 million in the current year’s period as compared to the year earlier period primarily due to the closure of 60 stores in the fourth quarter of fiscal 2009. Included with the U.S. results, is approximately $2.1 million of revenues related to the Company’s operations in Poland.
Operating margins in the United States (excluding Poland’s results) increased to 26.6% for the three months ended March 31, 2010 compared to 19.7% for the same period in the prior year. The U.S. operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which affects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. As a result of the lower U.S. margins, management closed 114 underperforming stores during fiscal 2009. The Company’s U.S. strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments has shown positive results. Even with significantly lower U.S. revenues, the operating margins in this segment of the business increased by $1.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, or an increase of 15.8%.
The U.S. pre-tax loss (excluding Poland) was $9.2 million for the three months ended March 31, 2010 compared to a pre-tax loss of $2.6 million for the same period in the prior year. The increase in the pre-tax loss of $6.7 million is the net result of increased corporate expenses of $1.4 million, increase in litigation settlement expenses of $4.2 million, $1.2 million of expenses related to store closures, acquisition related expenses of $1.3 million offset in part by improved operating margins of $1.2 million.
Dealers’ Financial Services (“DFS”)
This entity was acquired by the Company on December 23, 2009. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees that are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with approximately 600 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses consist primarily of compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike the Company’s store-based businesses and will therefore be reported as a stand-alone segment.
Canada
Total Canadian revenues were $71.0 million for the three months ended March 31, 2010, an increase of 36.7%, or $19.1 million as compared to the year earlier period. The impact of foreign currency rates accounted for $11.7 million of this increase. On a constant dollar basis, revenues increased by $7.4 million, or 14.2%. On a constant dollar basis, check cashing revenues were down $0.4 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 9.4% and 6.8%, respectively. The average face amount per check increased by 2.9%, while the average fee per check increased by 7.5% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. In the consumer lending area, the Company continues to leverage its position as the lowest cost provider in the industry as well as its multi-product store platform, by offering products and services at prices below its competitors in an effort to enhance its share of the Canadian market. As a result, consumer lending revenues in Canada increased by 17.3% (on a constant dollar basis) for the three months ended March 31, 2010 as compared to the year earlier period. Additionally, Canada recorded approximately $5.1 million of revenue from its recently launched gold buying initiative.
Operating expenses in Canada increased $7.9 million or 26.2% from $30.0 million in the third quarter of fiscal 2009 to $37.9 million in the current year’s fiscal period. The impacts of changes in foreign currency rates resulted in an increase of $6.2 million. The remaining increase of approximately $1.6 million is consistent with the Company’s revenue growth. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 9.2 pts from 19.0% to 9.8%. Overall Canada’s operating margin percentage has increased from 42.2% to 46.7%. The solid improvement in this area is the result of increased consumer lending revenues in addition to efforts to reduce costs and promote efficiencies. To date, provinces which comprise more than 90% of our Canadian company-operated store base have all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result, we have recently resumed our television advertising campaign in certain Canadian provinces and are beginning to witness an increase in the number of new customers conducting transactions in our Canadian stores.
The Canadian pre-tax loss was $19.4 million for the three months ended March 31, 2010 compared to pre-tax income of $10.2 million for the same period in the prior year or a decrease of $29.6 million. In addition to increased operating margins of $11.2 million and unrealized foreign exchange gain of $17.0 million, pre-tax income was negatively impacted by additional interest expense of $13.7 million, loss on derivatives not designated as hedges of $18.6 million, provision for pending litigation settlements and other pending Canadian class action proceedings of $22.4 million and increases in net corporate-related expenses of approximately $3.0 million, which is commensurate with its growth.
United Kingdom
Total U.K. revenues were $44.2 million for the three months ended March 31, 2010 compared to $27.5 million for the year earlier period, an increase of $16.7 million or 60.5%. On a constant dollar basis and excluding the impact of acquisitions, U.K. year-over-year revenues have increased by $1.7 million, or 6.1%. Consumer lending, pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $0.7 million, $0.8 million and $1.7 million, respectively. As in the other two business sectors, U.K. check cashing revenues were impacted by the economic slowdown and decreased by approximately $1.5 million, or 19.8% (on a constant dollar basis and excluding new stores and acquisitions).
U.K. operating expenses increased by $10.2 million, or 61.5% from $16.5 million for the three months ended March 31, 2009 as compared to $26.7 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses decreased by $1.0 million or 6.6%. The decrease is consistent with Company’s overall cost reduction focus. There was an increase of 5.3 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based consumer lending business acquired in April 2009. On a constant currency basis, the rate for the three months ended March 31, 2009 was 10.5% while for the current three month period, the rate increased to 15.8%. On a constant currency basis, the U.K. operating margin percentage has remained relatively consistent at 40.0% for the three months ended March 31, 2009 and the current three month period ended March 31, 2010.
The U.K. pre-tax income was $11.2 million for the three months ended March 31, 2010 compared to $6.4 million for the same period in the prior year, an increase of $4.8 million. In addition to increased operating margins of $6.5 million and a reduction of $1.4 million in interest expense, pre-tax income was negatively impacted by increased net corporate expenses of $1.3 million and unrealized foreign exchange gains of $1.3 million in the three months ended March 31, 2009. The increase in corporate expenses is commensurate with its growth.
Nine Months Ended March 31, 2010 compared to Nine Months Ended March 31, 2009
United States
Total U.S. revenues (excluding Poland) were $99.5 million for the nine months ended March 31, 2010 compared to $121.9 million for the nine months ended March 31, 2009, a decrease of $22.4 million or 18.4%. The Company closed 60 under-performing U.S. stores during the fourth quarter of fiscal year 2009 and significantly reduced the related field management and store support functions. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $8.2 million and $11.9 million in check cashing and consumer lending revenue, respectively. The economic downturn contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the U.S. The number of checks decreased year over year by approximately 631,000 and with a corresponding decrease in face value of approximately $297.0 million primarily related to the aforementioned closure of 114 U.S. stores during fiscal 2009 and the economic downturn. The face amount of the average check decreased by 0.4% and the average fee increased from $13.80 to $13.99.
The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the signs of economic improvement, the Company has continued to take a more cautious approach to lending in all of our segments, including the United States. U.S. funded loan originations decreased 16.5% or $76.7 million for the nine months ended

March 31, 2010 as compared to the nine months ended March 31, 2009 primarily due to the closure of 60 stores in the fourth quarter of fiscal 2009. Included with the U.S. results, is approximately $5.1 million of revenues related to the Company’s operations in Poland.
Operating margins in the United States (excluding Poland’s results) increased to 20.2% for the nine months ended March 31, 2010 compared to 13.7% for the same period in the prior year. The U.S. operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. The closure of 60 underperforming stores during the fourth quarter of fiscal 2009 is consistent with the Company’s U.S. strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown positive resulting in improved year-over-year operating margins.
The U.S. pre-tax loss (excluding Poland) was $22.2 million for the nine months ended March 31, 2010 compared to a pre-tax loss of $25.8 million for the same period in the prior year. The decrease in the pre-tax loss of $3.5 million is the net result of the operating margin increase of $3.4 million, decreased net corporate expenses of $4.8 million, reduced expenses of approximately $1.0 million related to fiscal 2009 store closure expenses and reduced interest expense of $2.8 million. These positive impacts were offset by approximately $1.2 million of one-time expenses associated with the Company’s recent refinancing activities, increased provision for litigation settlements of $5.0 million and other expenses of $2.3 million.
Dealers’ Financial Services (“DFS”)
This entity was acquired by the Company on December 23, 2009 and therefore the Company’s consolidated results for the nine months ended March 31, 2010 include ninety-eight days of DFS results. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with approximately 600 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike the Company’s store-based businesses and will be reported as a stand-alone segment.
Canada
Total Canadian revenues were $204.3 million for the nine months ended March 31, 2010, an increase of 13.3%, or $23.9 million as compared to the nine months ended March 31, 2009. The impact of foreign currency rates accounted for $17.1 million of this increase. On a constant dollar basis, revenues increased by $6.7 million. On a constant dollar basis, check cashing revenues were down $4.1 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 13.3% and 13.2%, respectively. The average face amount per check increased from $493.78 for the nine months ended March 31, 2009 to $494.35 for the current nine month period, while the average fee per check increased by 6.1% for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. Consumer lending revenues in Canada increased by 7.6% (on a constant dollar basis) for the nine months ended March 31, 2010 as compared to the year earlier period.
Operating expenses in Canada increased $6.1 million or 6.2% from $99.1 million for the nine months ended March 31, 2009 to $105.2 million for the nine months ended March 31, 2010. The impacts of changes in foreign currency rates resulted in an increase of $9.1 million. The remaining decrease of approximately $3.1 million is primarily related to decreases in salary and benefits, provision for loan losses, returned check expenses offset by increased expenses in advertising in relation to the new regulatory environment in Canada. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, has decreased by 7.5 pts from 18.3% to 10.8%. Overall Canada’s operating margin percentage has increased from 45.1% for the nine months ended March 31, 2009 to 48.7% for the nine months ended March 31, 2010. The solid improvement in this area is the result of increased consumer lending revenues in addition to efforts to reduce costs and promote efficiencies. To date, provinces which comprise more than 90% of our Canadian company-operated store base have all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result we have resumed our television advertising campaign in certain Canadian provinces and are beginning to witness an increase in the number of new customers conducting transactions in our Canadian stores.
The Canadian pre-tax income was $10.2 million for the nine months ended March 31, 2010 compared to pre-tax income of $52.8 million for the same period in the prior year, a decrease of $42.6 million. In addition to increased operating margins of $17.8 million and foreign exchange gain of $20.1 million, pre-tax income was negatively impacted by net corporate expenses of $13.2 million, additional interest expense of $18.1 million, $3.6 million of loss on extinguishment of debt, $21.9 million non-cash valuation loss on the cross currency interest rate swaps and provision for pending litigation settlements and other pending Canadian class action proceedings of $22.4 million.
United Kingdom
Total U.K. revenues were $135.4 million for the nine months ended March 31, 2010 compared to $101.1 million for the year earlier period, an increase of $34.3 million or 33.9%. On a constant dollar basis and excluding the impact of acquisitions, U.K. year-over-year revenues have increased by $5.7 million, or 5.7%. Consumer lending, pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $4.6 million, $1.3 million and $6.4 million, respectively. As in the other two business sectors, U.K. check cashing revenues was impacted by the recession and decreased by approximately $6.6 million, or 21.0% (also on a constant dollar basis and excluding new stores and acquisitions).
U.K. operating expenses increased by $18.7 million, or 31.0% from $60.4 million for the nine months ended March 31, 2009 as compared to $79.1 million for the current nine month period. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses decreased by $3.5 million or 5.8%. The decrease is consistent with the Company’s overall cost reduction focus. There was an increase of 4.2 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the nine months ended March 31, 2009 was 12.5% while for the current nine month period, the rate increased to 16.7%. On a constant currency basis, U.K. store and regional margin percentage has improved from 40.2% for the nine months ended March 31, 2009 to 41.6% for the current three month period ended March 31, 2010 due to the strong revenue growth offset in part with a marginal increase in costs.
The U.K. pre-tax income was $20.6 million for the nine months ended March 31, 2010 compared to $23.5 million for the same period in the prior year, a decrease of $2.9 million. In addition to increased operating margins of $15.6 million and a reduction in interest expense of $1.9 million, pre-tax income was negatively impacted by expenses related to the Company’s recent refinancing efforts of $4.7 million, increased net corporate expenses of $4.4 million and unrealized foreign exchange losses of $11.0 million.
Changes in Financial Condition
On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2010, cash and cash equivalents increased $161.4 million which is net of a $22.2 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available to fund the daily operations of the U.K. and Canadian business units. Net cash provided by operating activities was $79.1 million for the nine months ended March 31, 2010 compared to $47.6 million for the nine months ended March 31, 2009. The increase in net cash provided by operations was primarily the result of strong operating results, the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Liquidity and Capital Resources
Our principal sources of cash have been from operations, borrowings under our credit facilities and the issuance of our common stock, senior convertible notes and issuance of debt securities. The proceeds of the 2016 Notes is an additional source of cash. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.
Net cash provided by operating activities was $79.1 million for the nine months ended March 31, 2010 compared to $47.6 million for the nine months ended March 31, 2009. The increase in net cash provided by operations was primarily the result of strong operating results, the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.
Net cash used in investing activities was $142.1 million for the nine months ended March 31, 2010 compared to $13.4 million for the nine months ended March 31, 2009. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. For the nine months ended March 31, 2010, we made capital expenditures of $18.3 million and acquisitions of $123.8 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $26.6 million during our fiscal year ending June 30, 2010.

Net cash provided by financing activities was $202.2 million for the nine months ended March 31, 2010 compared to net cash used by financing activities of $10.7 million for the nine months ended March 31, 2009. The cash provided by financing activities during the nine months ended March 31, 2010 was primarily a result of $596.4 million in proceeds from the 10.375% Senior Notes due 2016, in part offset by a partial repayment of $351.1 million of our term debt, $32.0 million for the repurchase of 2.875% Senior Convertible Notes due 2027 and payment of debt issuance cost of $19.7 million. The cash used by our financing activities during the nine months ended March 31, 2009 was primarily a result of a repurchase of our common stock, net paydown on our revolving credit facilities and other debt payments offset in part by proceeds from the exercise of stock options.
Credit Facilities. On December 23, 2009, we amended and restated our Credit Agreement and repaid a substantial portion of our term indebtedness thereunder. After giving effect to such amendments and prepayments, the Credit Agreement is comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility, with DFG as the borrower; (ii) a senior secured term loan with an aggregate balance of $14.3 million at March 31, 2010, which we refer to as the Canadian Term Facility, with National Money Mart Company, a wholly owned Canadian indirect subsidiary of DFG, as the borrower; (iii) senior secured term loans with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of DFG, as the borrower, with an aggregate balance at March 31, 2010 of $2.0 million and Euro1.6 million, respectively, which we refer to as the UK Term Facility, and (iv) a senior secured revolving credit facility in an aggregate amount of C$28.5 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.
The amendments to the Credit Agreement included provisions extending the maturity of the majority of each of the facilities thereunder to December 31, 2014. The effectiveness of the extensions of maturity was conditioned upon the aggregate principal amount of our outstanding 2.875% senior convertible notes due 2027 being reduced to an amount less than or equal to $50.0 million prior to October 30, 2012. This condition has now been met with the current quarter’s repurchase of $35.2 million of the outstanding 2.875% convertible notes leaving us with an outstanding balance of $44.8 million at March 31, 2010.
The Credit Agreement contains certain financial and other restrictive covenants, which among other things, require us to achieve certain financial ratios, limit capital expenditures, restrict the magnitude of payment of dividends and obtain certain approvals if we want to increase borrowings. As of March 31, 2010, we are in compliance with all covenants.
Revolving Credit Facilities. We have three revolving credit facilities: the U.S. Revolving Facility, the Canadian Revolving Facility and the United Kingdom Overdraft Facility.
United States Revolving Credit Facility. OPCO is the borrower under the U.S. Revolving Facility. A portion of the U.S. Revolving Facility ($7.5 million) terminates on October 30, 2011, and the remainder ($67.5 million) will terminate on December 31, 2014. The portion of the U.S. Revolving Facility that expires on October 30, 2011 bears an interest rate of LIBOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of LIBOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). DFG’s borrowing capacity under the U.S. Revolving Facility is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Under this revolving facility, up to $30.0 million may be used in connection with letters of credit. At March 31, 2010, the borrowing capacity was $64.9 million. At March 31, 2010, there was $14.2 million of outstanding indebtedness under the U.S. Revolving Facility and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, N.A. which guarantee the performance of certain of our contractual obligations.
Canadian Revolving Credit Facility. National Money Mart Company, OPCO’s wholly owned indirect Canadian subsidiary, is the borrower under the Canadian Revolving Facility. A portion of the Canadian Revolving Facility (C$2.7 million) terminates on October 30, 2011, and the remainder (C$25.8 million) will terminate on December 31, 2014. The portion that expires on October 30, 2011 bears an interest rate of CDOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of CDOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and the revolving loans subject to mandatory prepayment (after prepayment of the term loans under the Credit Agreement), principally in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement). National Money Mart

Company’s borrowing capacity under the Canadian Revolving Facility is limited to the lesser of the total commitment of C$28.5 million or 85% of certain combined liquid assets of National Money Mart Company and Dollar Financial U.K. Limited and their respective subsidiaries. At March 31, 2010, the borrowing capacity was C$28.5 million. There was no outstanding indebtedness under the Canadian facility at March 31, 2010.
United Kingdom Overdraft Facility. In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at March 31, 2010. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at March 31, 2010) plus 2.0%. Interest accrues on the net amount of the overdraft facility and the cash balance.
Debt Due Within One Year. As of March 31, 2010, debt due within one year consisted of $14.2 million outstanding under the U.S. revolving loan and $0.2 million mandatory repayment of 1.0% per annum of the principal balance of the Canadian Term Facility and the U.K. Term Facility.
Long-Term Debt. As of March 31, 2010, long term debt consisted of $596.4 million of 10.375% Senior Notes due December 15, 2016, $37.8 million of 2.875% Convertible Notes, $83.5 million of 3.0% Convertible Notes and $18.5 million in term loans of which $1.6 million matures on October 30, 2012 and $16.9 million matures on December 31, 2014.
Through a series of privately negotiated transitions, in December 2009, we commenced the closing of an exchange offer with certain holders of our 2.875% Senior Convertible Notes due 2027 which we refer to as the 2027 Notes; pursuant to the terms of privately negotiated exchange agreements with such holders. Pursuant to the terms of the exchange agreements, the holders exchanged an aggregate of $120.0 million principal amount of the which we refer to as the 2027 Notes held by such holders for an equal aggregate principal amount of 3.0% Senior Convertible Notes due 2028, which we refer to as the 2028 Notes. The 2028 Notes were issued under an indenture between us and U.S. Bank National Association, as trustee. Holders have the right to convert the 2028 Notes into cash and, if applicable, shares of our common stock prior to the close of business on the trading day immediately preceding the maturity date upon the satisfaction of certain conditions. The initial conversion rate of the 2028 Notes is 34.5352 per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $28.956 per share). The 2028 Notes accrue interest at a rate of 3.00% per annum. Interest on the 2028 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2010. The maturity date of the 2028 Notes is April 1, 2028. On or after April 5, 2015, we have the right to redeem for cash all or part of the 2028 Notes for a payment in cash equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest. Holders of the 2028 Notes have the right to require us to purchase all or a portion of the 2028 Notes on each of April 1, 2015, April 1, 2018 and April 1, 2023 for a purchase price payable in cash equal to 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest. If we are subject of a change of control or similar transaction before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require us to repurchase for cash all or a portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest. The 2028 Notes are senior, unsecured obligations and rank equal in right of payment to all of our other unsecured and unsubordinated indebtedness and are effectively subordinated to all of our existing and future secured debt and to the indebtedness and other liabilities of its subsidiaries.
In February 2010, we repurchased $35.2 million aggregate principal amount of our 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid was 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.0 million.
On December 23, 2009, National Money Mart Company sold pursuant to Rule 144A under the Securities Act of 1933, as amended, $600 million aggregate principal amount of its 10 3/8% Senior Notes due 2016, which we refer to as the “2016 Notes”. The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, and us and certain of our direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year. National Money Mart Company will pay interest on the 2016 Notes on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, National Money Mart Company will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, National Money Mart Company will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015. In connection with the offering, National Money Mart Company agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act with respect to an offer to exchange the 2016 Notes for new 10 3/8% senior notes due 2016 of National Money Mart Company, with terms substantially similar to the 2016 Notes, no later than 90 days after the issuance of the 2016 Notes.
Operating Leases. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2010, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Revolving credit facilities	$14,200	$14,200	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600,000	—	—	—	600,000
2.875% Senior Convertible Notes due 2027	44,800	—	—	—	44,800
3.0% Senior Convertible Notes due 2028	120,000	—	—	—	120,000
Term loans due 2012	1,593	17	1,576	—	—
Term loans due 2014	16,897	184	350	16,363	—
Operating lease obligations	145,663	35,525	52,339	31,001	26,798

Total contractual cash obligations	$943,153	$49,926	$54,265	$47,364	$791,598

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
Balance Sheet Variations
March 31, 2010 compared to June 30, 2009.
The Company’s cash balances increased from $209.6 million at June 30, 2009 compared to $371.0 million at March 31, 2010 primarily as the result of approximately $105 million of excess cash generated from the Company’s refinancing activities during December 2009.
Loans receivable, net increased by $4.7 million to $119.4 million at March 31, 2010 from $114.7 million at June 30, 2009. Loans receivable, gross increased by $10.0 million and the related allowance for loan losses increased by $5.3 million. The U.K., Canadian and Poland business units showed increases in their loan receivable balances of $6.3 million, 1.6 million and $5.3 million, respectively. The U.S. business had a decrease of $3.3 million. In constant dollars, the allowance for loan losses increased by $4.5 million and increased to 12.1% of the outstanding principal balance at March 31, 2010 as compared to 9.6% at June 30, 2009. The following factors impacted this area:
•	Continued improvements in U.S. collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased by 32.4% from 4.6% at June 30, 2009 compared to 3.1% at March 31, 2010.

•	In constant dollars, the Canadian ratio of allowance for loan losses has increased from 3.3% at June 30, 2009 to 3.6% at March 31, 2010. The primary factor driving this increase relates to an increase to reserves associated with an installment loan product that is being discontinued. The Loans receivable, net continue to show improvement with the loan loss reserve as a percentage of outstanding principle dropping from 2.9% at June 30, 2009 to 2.2% at March 31, 2010.

•	In constant dollars, the U.K.’s allowance for loan losses remained relatively constant at approximately 8.5% of outstanding principal at June 30, 2009 and March 31, 2010.
Other receivables increased by $13.6 million from $7.3 million at June 30, 2009 to $20.9 million at March 31, 2010. The Company’s acquisitions accounted for $6.1 million of the increase and $7.5 million of the increase related to the timing of settlements with certain Canadian vendors associated with our money order business. The remaining increase was primarily related to foreign currency translation impacts.
Goodwill and other intangibles increased $139.3 million, from $454.3 million at June 30, 2009 to $593.6 million at March 31, 2010 due to $126.6 million of additional goodwill and intangibles associated with acquisitions during the current fiscal year and foreign currency translation impacts of approximately $12.7 million.
Debt issuance costs, net of accumulated amortization increased from $9.9 million at June 30, 2009 to $20.1 million at March 31, 2010 in connection with the Company’s refinancing activities in December 2009.
Accrued expenses and other liabilities increased $70.3 million from $70.6 million at June 30, 2009 to $140.9 million at March 31, 2010 due primarily to approximately $42.7 million increase in litigation accruals, the reclassification of $8.6 million from long-term to current related to a payment in connection with the Ontario class action settlement that is anticipated to be made in July of 2010, increases in accrued payroll of $9.7 million and increases in accrued interest expense of $16.8 million on the Company’s new senior notes. Foreign currency translation adjustments also accounted for approximately $13.0 million of the increase.
The fair value of derivatives increased from a liability position of $10.2 million at June 30, 2009 to a liability of $63.2 million as of March 31, 2010 a change of $53.0 million. The change in the fair value of these cross-currency interest rate swaps are a result of the change in the foreign currency exchange rates and interest rates related to the tranche of 2006 Canadian term loans.
Long-term debt increased by $205.5 million from $530.4 million at June 30, 2009 to $735.9 million at March 31, 2010 as the result of the Company’s refinancing activities in December 2009.
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
There are no material recently issued accounting pronouncements that we have not yet adopted.

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
We have based these forward-looking statements largely on our current expectations and projections about future events, financial trends, litigation and industry regulations that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, anticipated operating efficiencies, the general economic conditions in the markets in which we operate, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind the risk factors in our annual report on Form 10-K for the year ended June 30, 2009 and on our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009, as well as the other cautionary statements in those filings and our other filings with the SEC and this quarterly report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA

	March 31,
	2009	2010
Company Operating Data:
Stores in operation:
Company-owned	1,078	1,054
Franchised stores and check cashing merchants	186	124

Total	1,264	1,178

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2009	2010		2009	2010
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,059	$1,004	(1)	$3,514	$2,992	(1)
Face amount of average check	$492	$545	(2)	$493	$506	(2)
Average fee per check	$17.31	$20.21	(3)	$17.87	$19.19	(3)
Number of checks cashed (in thousands)	2,152	1,842		7,132	5,917

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Check Cashing Collections Data (in thousands):
Face amount of returned checks	$9,512	$6,960	$42,912	$24,925

Collections	(7,700)	(6,014)	(32,087)	(19,894)

Net write-offs	$1,812	$946	$10,825	$5,031

Collections as a percentage of returned checks	81.0%	86.4%	74.8%	79.8%
Net write-offs as a percentage of check cashing revenues	4.9%	2.5%	8.5%	4.4%
Net write-offs as a percentage of the face amount of checks cashed	0.17%	0.09%	0.31%	0.17%

(1)	Net of a $79 and $98 increase as a result of the impact of exchange rates for the three and nine months ended March 31, 2010, respectively.

(2)	Net of a $43 and $17 increase as a result of the impact of exchange rates for the three and nine months ended March 31, 2010, respectively.

(3)	Net of a $1.73 and $0.58 increase as a result of the impact of exchange rates for the three and nine months ended March 31, 2010, respectively.

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31th,		March 31,
	2009	2010	2009	2010
U.S. company-funded consumer loan originations	$128,647	$111,840	$456,094	$387,062

Canadian company-funded consumer loan originations	165,470	184,205 (1)	591,054	592,366 (1)

U.K. company-funded consumer loan originations	82,891	103,587 (2)	285,095	324,493 (2)

Total company-funded consumer loan originations	$377,008	$399,632	$1,332,243	$1,303,921

U.S. Servicing revenues	$433	$—	$1,550	$—
U.S. company-funded consumer loan revenues	17,533	15,047	61,407	51,085
Canadian company-funded consumer loan revenues	25,851	36,270	93,054	109,592
U.K. company-funded consumer loan revenues	14,734	20,567	54,043	61,681

Total consumer lending revenues, net	$58,551	$71,884	$210,054	$222,358

Gross charge-offs of company-funded consumer loans	$38,324	$33,856	$146,582	$113,742

Recoveries of company-funded consumer loans	(25,073)	(24,667)	(106,244)	(86,993)

Net charge-offs on company-funded consumer loans	$13,251	$9,189	$40,338	$26,749

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.2%	8.5%	11.0%	8.7%

Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	6.7%	6.2%	8.0%	6.6%

Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	3.5%	2.3%	3.0%	2.1%

(1)	Net of a $30.2 million and $46.2 million increase as a result of the impact of exchange rates for the three and nine months ended March 31, 2010, respectively.

(2)	Net of a $8.3 million increase and $3.9 million decrease as a result of the impact of exchange rates for the three and nine months March 31, 2010, respectively.

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
Interest Rate Risk
Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest. With the repayment of a significant portion of its term credit facilities during December 2009 with the proceeds of a fixed rate bond issuance without termination of its Canadian cross currency swaps hedging the debt, the Company is exposed to adverse changes in interest rates that will likely have an impact on our consolidated statement of financial position. See the section entitled “Cross Currency Interest Rate Swaps”.
Foreign Currency Exchange Rate Risk
Put Options
Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2010, we held put options with an aggregate notional value of C$8.0 million and GBP 3.8 million to protect certain currency exposure in Canada and the United Kingdom through May, 2010. We use purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2010, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2009.
Canadian operations (exclusive of the unrealized foreign exchange gain of $20.0 million, loss on extinguishment of debt of $3.6 million, litigation expense of $22.4 million, loss on derivatives not designated as hedges of $21.9 million and the loss on store closings of $0.8 million) accounted for approximately 62.5% of consolidated pre-tax earnings for the nine months ended March 31, 2010 and 97.1% of consolidated pre-tax earnings (exclusive of loss on store closings of $2.7 million) for the nine months ended March 31, 2009. U.K. operations (exclusive of the loss on extinguishment of debt of $4.7 million and unrealized foreign exchange losses of $8.1 million) accounted for approximately 53.5% of consolidated pre-tax earnings for the nine months ended March 31, 2010 and 41.1% of consolidated pre-tax earnings for the nine months ended March 31, 2009. U.S. operations (exclusive of the loss on extinguishment of debt of $1.2 million, litigation expense of $5.5 million and losses on store closings of $2.4 million) accounted for approximately (15.5)% of consolidated pre-tax earnings for the nine months ended March 31, 2010 and (38.2)% of consolidated pre-tax earnings (exclusive of litigation expense of $0.5 million and losses on store closings of $3.3 million) for the nine months ended March 31, 2009. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $10.5 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive in the nine months ended March 31, 2010 of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange gains of $11.9 million, losses on derivatives not designated as hedges of $21.9 million, litigation expense of $22.4 million and losses on store closings of $0.8 million) by approximately $7.2 million for the nine months ended March 31, 2010 and $7.9 million (exclusive of litigation expense of $0.6 million and losses on store closings of $3.3 million) for the nine months ended March 31, 2009. This impact represents 11.6% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2010 and 13.8% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2009.
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
On December 23, 2009, the Company used a portion of the net proceeds of its $600 million Senior Note Offering to prepay $350 million of the $368.6 million outstanding term loans. As a result, the Company discontinued prospectively hedge accounting on its Canadian cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts after giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009 these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in corporate expenses in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2010 is a liability of $63.2 million and is included in fair value of derivatives on the balance sheet. During the three and nine months ended March 31, 2010, we recorded $18.6 million and $21.9 million, respectively in earnings related to the ineffective portion of these cash flow hedges.
On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$184.0 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of C$145.7 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our secured credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on the interest rate swaps in order to secure these amendments, the impact of which is included in our March 31, 2010 financial statements.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is incorporated by reference herein to the section in Part I, Item 1 “Note 4. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
In a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, we disclosed that, on March 4, 2010, National Money Mart Company (“Money Mart”) and Dollar Financial Group, Inc. (“DFG”), each a wholly-owned subsidiary of the Company, reached an agreement to settle their outstanding British Columbia class action litigation (the “British Columbia Litigation”) pursuant to which the plaintiffs claimed that the business model used by Money Mart in British Columbia resulted in the collection of fees in excess of the statutory limit for the payday loans made since 1997. On May 6, 2010, Money Mart and DFG entered into a definitive settlement agreement with the plaintiffs in the British Columbia Litigation (the “Settlement Agreement”).
The Settlement Agreement requires court approval to become effective, and there can be no assurance that the Settlement Agreement will receive such approval. A court hearing to review and approve the Settlement Agreement is scheduled for May 17, 2010. The Settlement Agreement does not reflect any admission of wrongdoing by the Company, Money Mart, DFG or any of their subsidiaries or affiliates.
The Settlement Agreement requires court approval to become effective, and there can be no assurance that the Settlement Agreement will receive such approval. A court hearing to review and approve the Settlement Agreement is scheduled for May 17, 2010. The settlement does not reflect any admission of wrongdoing by the Company, Money Mart, DFG or any of their subsidiaries or affiliates. Under the summary terms of the Settlement Agreement, Money Mart will create a settlement fund in an amount of C$24.75 million, consisting of C$12.375 million in cash and C$12.375 million in vouchers. Fees payable to plaintiffs’ counsel will be paid from this fund. The remaining amount of the fund will be available to class members who make claims, with Money Mart receiving a credit for any unpaid debts incurred through November 1, 2009 and owed by claimants to Money Mart. Money Mart will release all debts incurred through November 1, 2009 by class members who do not make a claim, up to the total check cashing fees paid by those class members through that date. The vouchers will be in paper form, will not be transferable, will be subject to cash redemption for six months after their three-year life, and will be available to be applied during the three years, generally in C$5.00 increments, to product transactions on most of Money Mart’s products. Any amounts remaining in the settlement fund after the redemption period will be returned to Money Mart.
The above summary of the material terms of the Settlement Agreement is qualified in its entirety by reference to the complete text of the Settlement Agreement filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is in its entirety incorporated by reference into this Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2009 (“Form 10-K”), as amended by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our subsequent quarterly reports on Form 10-Q for the periods ended September 30, 2009 and December 31, 2009 (collectively, the “Forms 10-Q”). You should carefully consider the risks described in our Form 10-K and Forms 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and Forms 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 6. Exhibits

Exhibit No.	Description of Document
10.1	Settlement Agreement effective as of March 4, 2010 and executed as of May 6, 2010 by and among Kurt MacKinnon and Louise Parsons, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: May 10, 2010	*By: Name:	/s/ Randy Underwood Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.