Form 10-K
period 2010-06-30
DOLLAR FINANCIAL CORP
filed 2010-08-31
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2009, 24,228,074 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $572,751,669. As of July 31, 2010, the number of shares of the Common Stock outstanding was 24,360,615.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed in connection with its solicitation of proxies for its Annual Meeting of Stockholders to be held on November 11, 2010, is incorporated by reference to Part III of this Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

DOLLAR FINANCIAL CORP.

2010 Report on Form 10-K

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. These forward-looking statements speak only as of the date on which they are made, and, except as otherwise required by law, we disclaim any obligation or undertaking to disseminate any update or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. If we do update or modify one or more forward-looking statements, you should not conclude that we will make additional updates or modifications with respect thereto or with respect to other forward-looking statements, except as required by law.

Unless the context otherwise requires, as used in this Annual Report on Form 10-K, (i) the terms “fiscal year” and “fiscal” refer to (i) the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the lawful currency of Canada, and (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland.

Item 1.	BUSINESS

General

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers. Through our retail storefront locations as well as by other means, such as via the Internet, we provide a range of consumer financial products and services in five countries, Canada, the United Kingdom, the United States, the Republic of Ireland and Poland, to customers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. We believe that our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood locations and Internet sites, extended operating hours and high-quality customer service. Our products and services, principally our short-term consumer loans, check cashing services, secured pawn loans and gold buying services, provide customers with immediate access to cash for living expenses or other needs. We strive to offer our customers additional high-value ancillary services, including Western Union® money order and money transfer products, electronic tax filing, reloadable prepaid VISA® and MasterCard® debit cards, foreign currency exchange and prepaid local and long-distance phone services.

During fiscal 2010, we completed several acquisitions in furtherance of our objective to expand upon and diversify from our core retail financial services businesses in Canada, the United Kingdom and the United States described in the preceding paragraph. Through our branded Military Installment Loan and Education Services, or MILES®, program offered by our Dealers’ Financial Services, LLC subsidiary, which we acquired in December 2009, we provide fee based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank. In April 2010, we expanded our pawn lending activities in the United Kingdom through our acquisition of Suttons & Robertsons, the fourth largest pawn lending business in the United Kingdom whose three London-based stores focus on retail and pawn lending for high value gold jewelry, watches and diamonds. We also expanded our offerings for small business retail customers through our October 2010 acquisition of a U.K.-based provider of merchant cash advances which are repaid by the borrowers’ future credit card receipts. In late fiscal 2009, we acquired both a business that offers longer-term installment consumer loans in Poland with an in-home servicing feature, as well as an Internet-based short-term consumer loan business in the United Kingdom.

As we continue to diversify our organization, we expect the contributions to our revenue and profitability from fee-based financial processing and origination services to increase. During fiscal 2010, approximately 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as check cashing, money transfers, gold purchasing, secured pawn lending and fee-based income generated from the MILES program.

We believe that our networks of retail locations in Canada and the United Kingdom are the largest of their kind in each of those countries, and that we have a strong presence in states with favorable regulations in the United States. As of June 30, 2010, our global retail operations consisted of 1,180 locations, of which 1,058 are company-owned, conducting business primarily under the names Money Mart®, Money Shop®, Loan Mart®, Money Corner®, Insta-Cheques® and The Check Cashing Store® in Canada, the United Kingdom, the United States and the Republic of Ireland.

We manage our business as five operating segments — our financial services offerings in each of Canada, the United Kingdom, the United States and Poland, as well as our recently acquired Dealers’ Financial Services, LLC subsidiary, which we operate independently of our other businesses. Information regarding total assets, operating results and other financial information regarding each of our reporting segments for each of the fiscal years ended June 30, 2008, 2009 and 2010 is set forth in “Item 8. — Financial Data — Note 18” in this Annual Report on Form 10-K.

Our Industry

We operate in a sector of the financial services industry that serves the basic needs of individuals and small businesses needing quick and convenient access to cash and other financial services. These needs are primarily evidenced by consumer demand for short-term consumer and small business loans, check cashing, secured pawn lending, money transfers, prepaid debit cards, foreign currency exchange and other services. Consumers who use these services are often underserved by banks and other financial institutions.

Service sector and self-employed individuals represent the largest portion of the population in each of the countries in which we operate. Many of these individuals do not maintain regular banking relationships. They use services provided by our industry for a variety of reasons, including that they lack sufficient assets to maintain minimum balance requirements or to achieve the benefits of savings with banks, do not write enough checks to make a bank account beneficial, have a dislike or distrust of banks, or do not have a neighborhood bank in close proximity to them. Many of these individuals periodically require short-term loans to provide cash necessary for living and other episodic expenses. They may not be able, or even desire, to obtain loans from banks as a result of their immediate need for cash, the irregular receipt of payments from their employers, or the unavailability of bank loans in small denominations for short time periods. For those who do maintain banking relationships, our industry provides an alternative to the generally high cost of overdraft fees charged by their banks for overdrawn accounts.

Despite the demand for basic financial services, access to banks has become increasingly difficult for a significant segment of consumers. Many banks have chosen to close their less profitable or lower-traffic locations and to otherwise reduce the hours during which they operate at such locations. Typically, these closings have occurred in neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Furthermore, traditional banks have tended in recent years to eliminate, or have made it difficult or relatively expensive to obtain, many of the services that under-banked consumers’ desire.

As a result of these developments, a significant number of businesses offer financial services to service sector and self-employed individuals. The providers of these services are generally fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary financial services.

While the mix of products offered may vary, we believe that the under-banked consumer markets in each of the countries in which we operate will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. These demographic trends include an overall increase in the population in each of our markets and an increase in the number of self-employed, small business and service sector jobs as a percentage of the total workforce.

The demographics of the typical customers for non-banking financial services vary somewhat in each of the markets in which we operate. The type of store and services that appeal to customers in each market differs based on cultural, social, geographic, economic and other factors. The composition of providers of these services in each market results, in part, from the historical development and regulatory environment in that market.

Our Markets

We operate primarily in three geographical markets, Canada, the United Kingdom and the United States. In addition to operating our traditional storefront locations in the United States, we also provide, through our Dealers Financial Services, LLC subsidiary and its MILES program, fee-based services to U.S. enlisted military personnel applying for automotive loans through a third party national bank. In addition to our storefront locations in the United Kingdom, we also provide Internet based lending. We also entered the Polish market in fiscal 2009 through our acquisition of a controlling interest (76%) in Optima, S.A., a consumer installment lender based in Gdansk, Poland.

Canada

We believe that we are the leading financial services company in Canada serving unbanked and under-banked consumers. We estimate that, across Canada, there are approximately 1,500 individual outlets offering single-payment consumer loans and/or check cashing, including only two other networks of stores exceeding 100 locations in Canada. We operate the largest store network in Canada based upon store revenues and profitability, and thereby we believe that we have the largest market share in Canada in our sector.

As of June 30, 2010, our Canadian network consists of 465 financial services stores, of which 403 are company-owned and 62 are operated by franchisees. We are located in 12 of the 13 Canadian provinces and territories, with 228 locations in Ontario, 83 locations in British Columbia, 73 locations in Alberta, 20 locations in Manitoba and 61 locations in the other Canadian provinces and territories. We have at least one store in nearly every Canadian city with a population exceeding 50,000.

Our Canadian stores typically offer short-term consumer loans, check cashing, Western Union money orders and money transfer products, prepaid debit cards, gold buying and other ancillary products and services. We also recently opened our first pawn broking store in Toronto and offer short term consumer loans via the Internet as well. All of our stores in Canada operate under the name “Money Mart”, except our locations in Québec, which operate under the name “Instant Cheques” and do not offer short-term consumer loans.

United Kingdom

Based on information from the British Cheque Cashers Association, we believe that our U.K. stores represent approximately 30% of all stores in the United Kingdom operating in our sector. In addition, we believe that our 382 company-operated and franchised and agent-operated stores account for approximately 40% of the total check cashing transactions performed at check cashing stores in the United Kingdom as of June 30, 2010. Like in Canada, we believe we operate the largest store network in our sector based upon store revenues and profitability and thereby we believe we have the largest market share in our sector.

As of June 30, 2010, our United Kingdom network consisted of 382 stores, of which 329 are operated by us and 53 are operated by franchisees or agents. We believe this to be the largest store network in the United Kingdom in our sector. Our stores are located in each of the constituent countries of the United Kingdom, with 325 locations in England, 27 locations in Scotland, 13 locations in Wales and 17 locations in Northern Ireland. We also currently have one store in the Republic of Ireland which we include in our United Kingdom operating segment.

Our financial services stores in the United Kingdom typically offer short-term consumer loans, check cashing, Western Union money transfers, secured pawn lending, foreign currency exchange, gold buying and other ancillary products and services. Most of our stores in the United Kingdom operate under the name “Money Shop”, with the exception of certain franchises which operate under the name “Cash A Cheque”. In addition to our traditional financial services stores, we also operate two traditional pawn shops located in Edinburgh and Glasgow, Scotland under the name “Robert Biggar Ltd.” and three high-end pawn shops in London, England under the names “T.M. Suttons”, “Robertsons”, and “Suttons & Robertsons”. We also provide Internet-based consumer lending products in the United Kingdom under the name “Payday Express” and merchant cash advances which are repaid by future credit card receipts under the name “Business Cash Advance”.

United States Retail

We believe that we operate one of the largest U.S. check cashing store networks. Depending on location, our financial services store locations offer a range of financial products and services, including check cashing, short-term consumer loans, Western Union transfers and money orders, prepaid debit cards, gold buying and other ancillary services. As of June 30, 2010, we operated a total of 325 financial services stores in the United States in 15 states, including 104 stores in Florida, 99 stores in California, 19 stores in Arizona, 18 stores in Louisiana and 85 stores in 11 other states. We operate our stores in the United States primarily under the names “Money Mart” and “The Check Cashing Store.”

DFS and the MILES Program

In addition to our network of storefront retail financial services stores in the United States, we also offer our branded Military Installment Loan and Education Services, or MILES program through our Dealers’ Financial Services, LLC subsidiary (DFS). DFS provides fee-based services to junior enlisted military personnel seeking to purchase new and used vehicles, including access to loans through an exclusive agreement with a major third-party national bank and other ancillary products and services including service contracts and guaranteed asset protection (GAP) insurance. DFS operates through an established network with approximately 600 franchised and independent new and used car dealerships, in 23 states, that are in close proximity to significant military installations in the United States. Notwithstanding this extensive presence, we believe that there are opportunities to expand the MILES program geographically, to increase its penetration in certain markets, to expand its product offerings and to increase its penetration with more tenured enlisted military personnel with higher pay grade levels. We operate DFS as a stand-alone business within our corporate structure that is separate from our United States retail store operations, and we report its results of operations as a separate operating segment.

Poland

Through our 76% controlling interest in Optima, S.A. (Optima), an established installment consumer lending business, we offer relatively longer-term consumer installment loans with terms of approximately 40-50 weeks in duration with an average loan amount of $250 to $500. These loans include an in-home servicing feature. Customer sales and service activities are managed through an extensive network of local commission based representatives across seven provinces in Poland. Poland has a population of nearly 40 million people, with a significant percentage of the population currently underserved by the traditional banking industry. Our investment in Optima represents a planned first step into mainland Europe which we believe will also provide a platform for further expansion throughout Poland and other Eastern European countries. The demographics of neighboring Eastern European countries are similar to that of Poland, with the entire population of Eastern Europe approaching 200 million people across several countries, with a significant percentage of the population residing in urban-industrial areas.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading position in each of the markets in which we operate, to enter new markets and to strengthen our overall business. Key elements of our strategy include:

Growth through Disciplined Expansion and Acquisition  Since 1990, we have completed nearly 100 acquisitions worldwide that have added over 790 company-owned financial services stores to our network, as well as new products, lending and other services platforms and expansion into additional countries, in each case with a continuing focus on serving the service sector workforce, small businesses and under-banked consumers generally. We intend to continue to grow our network through the addition of new stores and acquisitions and expansion of our financial services platforms, including fee based processing and origination services, while adhering to a disciplined selection process. We seek to carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential. With respect to our core financial services businesses in Canada and the United Kingdom in particular, we intend and continue to add storefront locations that offer consumer lending, check cashing, debit cards, foreign currency, secured pawn lending, gold buying and other services, or a combination of any of these products and services.

In addition to expanding our existing networks of financial services stores in Canada and the United Kingdom, we also intend to continue our efforts both to expand our business geographically as well as to diversify into new business lines and financial platform delivery methods that complement our existing businesses, or that otherwise present an opportunity to leverage our knowledge of our core customer segments. For example, in fiscal 2009, we entered the growing Eastern European market with our acquisition of Poland-based Optima, which specializes in consumer installment loans. With our fiscal

2009 acquisition of a U.K.-based online consumer lending platform, we leveraged our credit analytics knowledge and increased our expertise within the Internet lending arena, which expertise we believe can be leveraged and exported to other European countries as well as to Canada.

With our acquisition of DFS and its MILES program in December 2009, we have diversified into a business that operates in an entirely different market than our core retail financial services stores, yet adheres to our core focus of serving credit challenged individuals. DFS’ revenue comes both from fees which are paid by a major third-party national bank and fees from auto dealers as well as from fees generated by the sale of ancillary products such as warranty service contracts and GAP insurance coverage. At present, DFS’ business is solely focused on providing services to U.S. enlisted military personnel applying for auto loans to purchase new and late model, low mileage used vehicles. Through DFS, we currently provide services to approximately 110 U.S. military communities covering the majority of all U.S. military bases. We operate DFS as a standalone business unit in order to foster DFS’ focus on leveraging its existing dealership network and lending platform to other related customer segments through a number of planned proprietary strategic growth initiatives.

We continue to actively seek to acquire targeted competitor operations in selected expansion markets in Canada, the United Kingdom and Europe as well as attractive fee-based financial services businesses like DFS.

Introduction of Related Products and Services  We offer a wide range of consumer financial products and services to meet the demands of our customers in each of the areas in which we do business, including short-term consumer loans, check cashing, money orders and money transfer services, and secured pawn lending. To supplement these core products, we seek to provide high-value ancillary products and services, including electronic tax filing, bill payment, foreign currency exchange, reloadable VISA and MasterCard brand debit cards, gold buying, and prepaid local and long-distance phone services. These products and services enable our customers to manage their personal finances more effectively, and we continue to expand our service offerings to our customers. For example, during fiscal 2009, we began providing gold buying services in the United Kingdom and expand these services to Canada and the United States in fiscal 2010. Our broad product and geographic mix provides a diverse stream of revenue growth opportunities that we believe distinguishes us from others in our industry.

Capitalizing on our Enhanced Network and System Capabilities  With our networks of stores across Canada, the United Kingdom and the United States, we believe that we are well positioned to capitalize on economies of scale. Our centralized core support functions, including credit analytics, collections, call centers, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and leveraging purchasing power with our vendors. We use our proprietary systems to support our customer relations, consumer lending and loan servicing activities, as well as to provide an efficient means to manage our internal reporting requirements and regulatory compliance activities. We plan to continue to take advantage of these efficiencies to further enhance our network and store-level profitability.

Maintaining our Customer-Driven Retail Philosophy  We strive to maintain our customer-service-oriented approach and to meet the basic and diversified financial service needs of our customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain locations, we operate stores that are open 24 hours a day. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our stores to measure customer service performance. We intend to continue to develop ways to improve our performance, including incentive programs that reward employees for exceptional customer service.

Community Involvement, Ethics and Customer Education  We believe that we strengthen our relationships with our business partners through ethical behavior and with our customers through community involvement. We encourage the management of each of our stores to involve themselves with their respective local communities. During fiscal 2010 our global business units contributed approximately $1.0 million in charitable contributions, including over $0.3 million to the Haiti earthquake relief effort and over $0.5 million to various children’s health and welfare organizations.

We believe that it is our responsibility, and in the best interests of us and our customers, to provide our customers guidance on financial matters and education about our products and services. As a part of our commitment to the long-term financial health of our customers, in the majority of our markets we encourage our customers to contact our consumer education department for guidance or to report any concerns related to our company loan and other products. We have undertaken consumer education initiatives to advance and support financial education and literacy programs in the communities that we serve, as well as to promote responsible use of our products. Core components of the program include consumer brochures, social media posts, non-profit and charitable grant offerings to support financial education programs, free on-line financial literacy training, and the creation of a consumer education section on our websites.

Our Products and Services

Short-Term Consumer Lending

We offer a variety of short-term loan products and credit services in Canada, the United Kingdom, the United States and Poland to customers who typically cannot access other traditional sources of credit such as from banks and family members. Many customers find our short loan products to be a more attractive alternative than borrowing from friends or family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash. By utilizing our loan products, our customers can exercise greater control of their personal finances without damaging the relationship they have with their merchants, service providers and family members.

We originate unsecured, single-payment short-term consumer loans at most of our retail financial service locations in Canada, the United Kingdom and the United States. We bear the entire risk of loss related to these loans. We originated approximately $1.7 billion of single-payment, short-term consumer loans during fiscal 2009 and approximately $1.8 billion during fiscal 2010.

Our single-payment short-term consumer loan products provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or an authorization to debit the customer’s account via an Automated Clearing House (ACH) transaction for the amount due. The customer may repay the loan in cash or by allowing the check to be presented for collection by manual deposit or an electronic debit ACH for the amount due. In Canada, single-payment short-term consumer loans are issued to qualified borrowers based on a percentage of the borrowers’ income in amounts up to CAD 1,500, with typical repayment terms of 1 to 35 days. We issue single payment short-term consumer loans in the United Kingdom for up to GBP 750, with a maximum term of 30 days. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 45 days.

We also offer single payment short-term consumer loans via the Internet in the United Kingdom and in the provinces of Ontario and Alberta, Canada. We intend to increase our presence in the Internet-based short-term consumer lending space in Canada and the United Kingdom, as well as throughout Europe, through both strategic acquisitions as well as by leveraging our experience in credit analytics and the online lending marketplace.

In addition to our lending activities in Canada, the United Kingdom and the United States, we offer unsecured loans in Poland of generally 40 to 50 week durations with average loan amounts of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well established and accepted within Poland and Eastern Europe, and was initially established in Britain nearly a century ago. Customer sales and service activities are managed through an extensive network of local commission based representatives and market managers across seven provinces in northwestern Poland.

Because our revenue from our consumer lending activities is generated through a high volume of small-dollar financial transactions, our exposure to loss from a single customer transaction is minimal. Collection activities are, however, an important aspect of our operations, particularly with respect to our consumer loan products due to the relatively high incidence of unpaid balances beyond stated terms. We have instituted control mechanisms and a credit analytics function that have been very effective in managing risk in our consumer lending activities. We operate centralized collection centers to coordinate a consistent approach to customer service and collections in each of our markets. Our risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on our consumer loan portfolio. We have also implemented proprietary predictive scoring models that are designed to limit the amount of loans we offer to customers who statistically would likely be unable to repay their loan. As a result, we believe that we are less likely to sustain a significant credit loss from a series of transactions or launch of a new product.

We had approximately $114.7 million and $138.3 million of net consumer loans outstanding as of June 30, 2009 and 2010, respectively. These amounts are reflected on our audited balance sheets included elsewhere in this Annual Report on Form 10-K as loans receivable, net. Loans receivable, net at June 30, 2009 and 2010 are reported net of a reserve of $12.1 million and $16.8 million, respectively, related to consumer lending. Loans in default as of June 30, 2009 was $6.4 million, net of a $17.0 million allowance, and was $7.3 million, net of a $14.4 million allowance at June 30, 2010. See “Item 8. Financial Statements — Note 2” in this Annual Report on Form 10-K for more information regarding our company-funded loan loss reserve policy.

The following table presents a summary of our consumer lending originations, including loan extensions and revenues, for the following periods:

	Year Ended June 30,
	2008	2009	2010
	(In thousands)

U.S. Retail company-funded consumer loan originations	$535,542	$582,074	$500,329
Canadian company-funded consumer loan originations	953,157	776,345	792,331
U.K. company-funded consumer loan originations	330,331	358,728	500,363
Poland company-funded consumer loan originations	—	—	11,686

Total company-funded consumer loan originations	$1,819,030	$1,717,147 (1)	$1,804,709 (2)

U.S. Retail servicing revenues, gross	$2,556	$1,987	$—
U.S. Retail company-funded consumer loan revenues	77,282	77,625	65,675
Canadian company-funded consumer loan revenues	147,313	121,518	147,851
U.K. company-funded consumer loan revenues	55,329	65,376	98,889
Poland company-funded consumer loan revenues	—	—	7,050

Total consumer lending revenues	$282,480	$266,506	$319,465

Gross charge-offs of company-funded consumer loans	$217,476	$185,563	$164,019
Recoveries of company-funded consumer loans	(163,719)	(130,912)	(122,477)

Net charge-offs on company-funded consumer loans	$53,757	$54,651	$41,542

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	12.0%	10.8%	9.1%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.0%	7.6%	6.8%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	3.0%	3.2%	2.3%

(1)	In the United States Retail, the increase for the fiscal year ended June 30, 2009 is primarily related to our acquisitions of The Check Cashing Store and American Payday Loans in fiscal 2008, partially offset by a reduction in the number of our U.S. stores. In Canada and the United Kingdom, fiscal 2009 includes a net decline of $112.1 million and $94.6 million, respectively, over fiscal 2008 as a result of the translational impact of exchange rates for the fiscal year ended June 30, 2009. The effects of the global economic recession also resulted in diminished loan originations for the 2009 and 2010 fiscal years.

(2)	The increase for the fiscal year ended June 30, 2010 is primarily due to the acquisitions of Express Finance Limited in the United Kingdom and Optima, S.A. in Poland, partially offset by a decrease in the United States related to a reduction in the number our of U.S. stores. Additionally, in fiscal 2010, there was a $69.8 million increase in Canada and an $8.7 million decrease in the United Kingdom compared to fiscal 2009 as a result of the impact of exchange rates for the fiscal year ended June 30, 2010. The effects of the global economic recession also resulted in diminished loan originations for the 2009 and 2010 fiscal years.

Check Cashing

Customers may cash all types of checks at our check cashing locations, including payroll checks, insurance proceeds checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear. Before we distribute cash, we verify both the customer’s identification and the validity of the check, occasionally using multiple sources, as required by our standard verification procedures. Customers are charged a fee for this service, which is typically calculated as a percentage of the face value of the check. The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores.

Since the beginning of fiscal 2009, the number and aggregate face value of checks that we have cashed at our stores has declined in all of our geographical core markets. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. Moreover, we believe that the recent significant global downturn, which has affected all of the countries in which we operate, and the continuing high unemployment rates, have significantly contributed to the decline in our check cashing business. In response to these developments, we have increased our focus on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.

Other Retail Services and Products

In addition to short-term consumer loans and check cashing services, we offer our customers a variety of financial and other products and services at our retail locations. These services, which vary from store to store, include Western Union money order and money transfer products, secured pawn lending, gold buying, electronic tax filing, bill payment, foreign currency exchange, VISA and MasterCard branded reloadable debit cards, and prepaid local and long-distance phone services. Among our most significant other financial services products and services are:

Money Transfers.  Through a strategic alliance with Western Union in Canada, the United Kingdom and the United States, our customers can transfer funds to any location in the world providing Western Union money transfer services. Western Union currently has approximately 430,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for each money transfer transaction. For fiscal 2009 and fiscal 2010, we generated total revenues from money transfers of $26.8 million and $27.5 million, respectively, primarily at our financial services stores in Canada, the United Kingdom and the United States.

Secured Pawn Lending.  We offer secured pawn loans at most of our retail financial services locations in the United Kingdom and at two locations in Toronto, Canada. We also operate two traditional pawn shops in Edinburgh and Glasgow, Scotland, and three pawn shops in London, England specializing in high value gold jewelry, watches and diamonds. For fiscal 2009 and fiscal 2010, we generated total revenues from secured pawn lending of $13.8 million and $19.9 million, respectively.

When receiving a pawn loan from us, a customer pledges personal property to us as security for the loan. We deliver a pawn transaction agreement to the customer, along with the proceeds of the loan. If the customer does not repay the loan and redeem the property, the customer forfeits the property to us, and we dispose of the property. We do not have recourse against the customer for the pawn loan. We rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are principally jewelry items, but in a few of our stores includes tangible personal property items such as tools, televisions and other electronics, musical instruments, and other miscellaneous items.

We contract for a finance and service charge to compensate us for the use of the funds loaned and to cover direct operating expenses related to the pawn transaction. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally ranges from 12% to 300% on an annualized basis, as permitted by applicable laws.

We sell the merchandise that pawn customers forfeit when they do not repay or renew their pawn loans. We sell most of this merchandise at our stores offering pawn loans, but we also dispose of some items through wholesale sources, or, in the case of some gold jewelry, through sale to a smelter.

We also sell previously-owned merchandise primarily acquired from customers who do not redeem their pawned goods. Our pawn lending locations may also sell items purchased from third-parties or directly from customers.

Money Orders.  Most of our stores offer money orders for a minimal fee. Customers who do not have checking accounts typically use money orders to pay rent and utility bills. During fiscal 2010, money order transactions had an average face amount of $376.40 and an average fee of $5.35. Our customers purchased 5.1 million money orders in fiscal 2010.

DFS and the MILES Program

Through our MILES program, which is offered through our DFS subsidiary acquired in December 2009, we provide fee based services to enlisted U.S. military personnel applying for auto loans to purchase new and late-model, low-mileage used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank. Our partner third-party national bank approves the loans, funds and maintains the loan portfolio on its balance sheet, and bears any risk of repayment default. We derive revenue from the fees related to the loan application, an interest rate spread between the rate that the third-party lender receives and the rate that the borrower pays and fees from the auto dealers, as well as commission fees from the sale of warranty service contracts and GAP insurance coverage.

DFS, which is headquartered in Lexington, Kentucky, and which has been in operation since 1996, operates through an established network of approximately 600 franchised and independent new and used car dealerships according to underwriting protocols specified by the major third-party bank lender and servicer. DFS maintains relationships with this network of car dealerships through an experienced group of local DFS sales representatives. To be part of the DFS network, dealerships must first be certified by DFS and agree to comply with a number of vehicle quality and sale stipulations. In particular, the vehicle being financed by the bank lender through the MILES program must be less than five years old, have fewer than 65,000 miles on the odometer and pass a comprehensive quality inspection.

The bank lender’s unique underwriting standards and the ability to purchase service contracts and GAP insurance policies at a discount are designed to help insulate the borrower from events that typically lead to a loan default. GAP insurance covers the difference between the outstanding loan amount and the retail value of the automobile, in the event the vehicle is classified as a “total loss” due to unforeseen events such as a collision, mechanical failure or theft. As part of the MILES program, the borrower is also required to complete, at no charge, an educational course administered by DFS covering such topics as credit counseling, personal budgeting, and vehicle purchase and maintenance training.

Operations

Facilities and Hours of Operation

As part of our retail and customer-driven strategy, we seek to present a clean, attractive and secure environment, and an appealing format for our retail financial services stores. We follow a strict set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our core customers. Size varies by location, but our stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the customer service representative and back office areas. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. In certain locations, we operate stores, seven days per week and twenty-four hours a day.

Structure

Our senior management resides at our corporate headquarters in Berwyn, Pennsylvania, and is responsible for our overall strategic direction. This corporate staff includes our global executive management, global strategy, business development and acquisitions, corporate finance, investor relations, global compensation and benefits, global credit and legal functions, as well as compliance functions, including internal audit, risk management, and privacy. We also maintain administrative offices in Victoria, British Columbia, Toronto, Ontario, Nottingham, England and Gdansk, Poland. We maintain separate management and store support operations and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing for each of the countries in which we operate.

We maintain in each country in which we operate a network of stores, a store-management organization that is responsible for the day-to-day operations of the stores in that country. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a market manager who typically supervises approximately five district managers. The market managers report to the head of operations in each of our divisional corporate offices.

We have centralized facilities in Canada, the United Kingdom, Poland and the United States to support our consumer lending activities in each of those countries. Our staff at each of these locations performs inbound and outbound customer service for current and prospective consumer loan customers, including collections for past-due consumer loans. Our management at these facilities includes experienced call-center operations, customer service, information technology and collections personnel. We believe that these centralized facilities have helped us both to improve our loan servicing significantly and to reduce credit losses on loans originated by us, and significantly enhances our ability to manage the compliance responsibilities related to our consumer lending operations in the markets in which we operate. We believe that our ongoing investment in, and organization-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry.

Technology

We maintain an enterprise-wide transaction processing computer network. We believe that this system improves our customer service by reducing transaction time and allows us both to manage our loan-collection efforts and returned-check losses better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing systems, which are composed of a networked hardware and software package with integrated database and reporting capabilities. Our point-of-sale systems provide our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit-verification and check cashing processes. We also utilize an enhanced centralized loan-management and collection system that provides improved customer service processing and management of loan transactions. The loan-management system and collection system uses integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing fax server document-processing technology to reduce both processing and loan-closing times. Our point-of-sale systems, together with the loan-management and collection systems, have enhanced our ability to offer new products and services and overall customer service.

Security

Robbery and employee theft are significant operational risks that we face. We have sought to deploy extensive security and surveillance systems, dedicated loss prevention and security personnel and management information systems throughout our operations to address areas of potential risk. We believe that our systems are among the most effective in our industry. Accordingly, net security losses represented 0.5% and 0.3% of total revenues for fiscal 2009 and fiscal 2010, respectively.

To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, with back office, safe and computer areas locked and closed to customers. Security measures in each of our stores include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and tracking of all employee movement in and out of secured areas. Employees use devices to ensure safety and security whenever they are outside the secure teller area. Additional security measures include sophisticated alarm systems, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes. Because we handle high volumes of cash and negotiable instruments at our locations, daily monitoring, an internal auditing program including periodic unannounced store audits and cash counts at randomly selected locations, and immediate responses to irregularities are critical in combating defalcations.

Advertising and Marketing

We employ a variety of media to advertise the products and services that we offer in our financial services stores, including point of purchase and in-store promotions, mass media including television and radio advertisements, electronic media including text messaging, e-mail campaigns, search engine marketing and web site marketing, and community activities, which we believe allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events. The nature and type of advertising employed differs by geographical market and the products we are seeking to emphasize. Our in-store transaction database allows us to develop direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics. We actively measure and conduct testing of our advertising programs to ensure we achieve a positive return on investment.

Proprietary Rights

We hold the rights to a variety of service marks relating to the financial services that we provide in our financial services stores and in our other businesses. In addition, we maintain service marks relating to the various names under which our stores operate. Our registered trademarks include Money Mart®, Money Shop®, Loan Mart®, Money Corner®, Money MartExpress®, Insta-Cheques®, Check Mart®, The Check Cashing Store®, Cash ‘Til Payday®, CustomCash®, Momentum®, Qwicash®, Payday Express®, Cheque In Cash Out®, Real People. Fast Cash®, EasyTax®, Zap-It®, Fast Cash Advance®, Advance Canada®, CC®, iii optima®, mce®, and MILES®.

Insurance Coverage

We maintain insurance coverage against losses, including theft, to protect our assets and properties. We also maintain insurance coverage against criminal acts with a deductible of $50,000 per occurrence in the United States and the United Kingdom and CAD 25,000 per occurrence in Canada.

Franchises

As of June 30, 2010, we had 62 franchise locations in Canada and 53 in the United Kingdom. These franchised locations are subject to franchise agreements with us that have varying durations and have been negotiated individually with each franchisee. We are not, however, actively marketing franchises in any of our markets.

Employees

As of June 30, 2010, we employed approximately 4,966 persons worldwide, consisting of 593 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments, and 4,373 persons in our stores and other operational functions, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Seasonality

Our business is seasonal primarily due to the impact of several tax-related services, including cashing tax refund checks, making electronic tax filings and processing applications of refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

Competition

We face significant competition in each of the countries in which we operate, and for each of the services and products that we offer in those countries. Our industry includes companies that offer automated check cashing machines and franchised kiosk units that provide check cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls. We believe that, ultimately, convenience, hours of operations, accessibility and other aspects of customer service are the principal factors influencing customers’ selection of a financial services company in our industry, and that the pricing of products and services is a secondary consideration.

Because we operate primarily in three countries, Canada, the United Kingdom and the United States, and intend to enter into additional markets, we face different competitive conditions across our operations. Competition is driven in part by the demographics of the potential customer base in each market, laws and regulations affecting the products and services we offer in a particular country or regional jurisdiction, platforms from which services are provided, and socio-economic factors present in each market.

The finalization of new provincial regulations in Canada for single-payment short-term consumer loans has caused certain existing competitors to expand their operations, in particular encouraging some U.S.-based competitors to begin to enter the Canadian market. Notwithstanding this increased competition, we believe that the new regulations adopted by a majority of the Canadian provinces in which we do business, including Ontario, British Columbia and Alberta, present an opportunity to leverage our multi-product platform and to improve our share of the Canadian market by continuing to offer the lowest product pricing as compared to our competitors. Furthermore, we believe that many of the less efficient mono-line operators in Canada will likely struggle under the new more restrictive provincial regulations, presenting a potential opportunity for us to purchase their stores or customer accounts at attractive prices.

Recent research indicates that the U.K. market for small, short-term single-payment loans is served by approximately 1,200 store locations, which include check cashers, pawn brokers and home-collected credit companies, in addition to approximately 20 on-line lenders.

In the United States, our industry is highly fragmented. According to Financial Service Centers of America, Inc., there are approximately 7,000 neighborhood check cashing stores and, according to published equity research estimates by Stephens Inc., there are approximately 22,000 short-term lending stores. There are several public companies in the United States with large networks of stores offering single-payment consumer loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

In addition to other check cashing stores and consumer lending stores and financial services platforms in each of the countries in which we operate, our competitors include banks and other financial services entities, as well as retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants generally provide this service to certain customers with solid credit ratings or for checks issued by highly recognized companies, or those written on the customer’s account and made payable to the store.

Regulation

We are subject to regulation by foreign, federal and state governments that affects the products and services we provide. In general, this regulation is designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock. In particular, we are subject to the regulations described below as well as regulations governing currency reporting, privacy and other matters described elsewhere in this Annual Report on Form 10-K, including under “Item 1A — Risk Factors”.

Consumer Lending

Prior to 2007, our consumer lending activities in Canada were subject to a federal usury ceiling and provincial licensing in Saskatchewan, Nova Scotia, New Brunswick and Newfoundland. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to permit each province to assume jurisdiction over, and the development of, laws and regulations of short-term consumer loan products such as ours. To date, the provinces of British Columbia, Alberta, Saskatchewan, Manitoba, Ontario and Nova Scotia have passed legislation regulating short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, the regulations proposed and implemented to date are similar to those in effect in the United States which require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices. We believe that the short-term consumer loan products that we currently offer in British Columbia, Alberta, Saskatchewan, Manitoba, Ontario and Nova Scotia conform with the applicable regulations of such provinces. We do not offer short-term consumer loans in Quebec.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition, policy, and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Beginning July 31, 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe we have complied with these regulations where we were not already registered by HM Revenue and Customs.

Short-term consumer loan products are subject to a variety of regulations at the federal, state and local levels in the United States. Currently, short-term consumer loan products are primarily regulated at the state level. Several states prohibit certain short-term consumer loan products and, as a result, we only offer check cashing and other non-loan products in those states. In other states in which operate, applicable laws and regulations typically limit the principal amount that we may offer and the maximum fees that we may charge on our short-term consumer loans. Some states also limit a customer’s ability to renew an advance and otherwise require certain consumer disclosures. These regulations in many cases also specify minimum and maximum maturity dates and, in some case, impose mandatory “cooling off” periods between transactions. We believe that our short-term consumer loan products are in compliance with the applicable laws and regulations of the states in which we offer such products.

At the federal level, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act, and the regulations promulgated pursuant to each, impact our short-term loan products. Among other things, these laws and regulations require disclosure of the principal terms of each transaction to every customer, including the dollar amount of finance charges and the applicable imputed annual percentage rate, prohibit false or misleading advertising, prohibit discriminatory lending practices and prohibit unfair credit practices.

On July 21, 2010, President Obama in the United States signed into law the Consumer Financial Protection Act of 2010 which, among other things, creates a federal Bureau of Consumer Protection which will have regulatory jurisdiction over large non-depository financial companies, including us. Under this law, the Bureau of Consumer Protection has broad authority to prescribe regulations over what it determines to be unfair, deceptive or abusive practices, including the ability to curtail or make unlawful any products falling within its regulatory authority. We cannot predict what, if any, action the Bureau of Consumer Protection might take with respect to short-term consumer loans.

Short-term consumer loans have also been the subject of several other proposed bills in the U.S. House and Senate that would impose limits on the interest and fees on such products. To date, none of these bills have moved past committee review.

In addition to state and federal laws and regulations, we are also subject to various local rules and regulations such as local zoning regulations and licensing requirements. These local rules and regulations are subject to change and vary by location.

Check Cashing

In Canada, the federal government generally does not regulate check cashing activities, nor do the provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Québec and Saskatchewan, where check cashing stores are not permitted to charge a fee to cash government checks, and Manitoba, where the province imposes a maximum fee to cash government checks.

In the United Kingdom, as a result of the Cheques Act of 1992, banks must refund the fraudulent or dishonest checks that they clear to the maker. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for businesses such as ours. Additionally, in 2003, the Money Laundering Regulations of 1993 were enhanced, requiring check cashing, money transfer and foreign currency exchange providers to be licensed, and in 2007, they were further enhanced to require background checks of persons running such businesses as a requirement of granting a license. We believe that we currently comply with these rules and regulations.

To date, regulation of check cashing fees in the United States has occurred on the state level. We are currently subject to fee regulation in seven states in which we operate: Arizona, California, Hawaii, Louisiana, Ohio, Pennsylvania and Florida, where regulations set maximum fees for cashing various types of checks. Our check cashing fees comply with applicable state regulations. Some states, including California, Ohio, Pennsylvania and Washington, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states, including Ohio, have also imposed recordkeeping requirements, while other states require check cashing stores to file fee schedules with state regulators.

Currency Reporting

The Financial Transactions and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The Proceeds of Crime (Money Laundering) and Terrorist Financing Act requires the reporting of large cash transactions involving amounts of $10,000 or more received in cash and international electronic funds transfer requests of $10,000 or more. This act also requires submitting suspicious transactions reports where there are reasonable grounds to suspect that a transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity. We believe that we are in compliance with the requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act.

The Terrorism Act of 2000 and the Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations of 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that identity is taken for any person carrying out single or multiple foreign exchange transactions exceeding the GBP equivalent of EUR 15,000 and for the cashing of any third-party check, in any amount. Additionally, regulations require the submission of suspicious transaction reports to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements and believe that we are in compliance with these regulatory requirements.

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

Also, money services businesses are required by the Money Laundering Suppression Act of 1994 to register with the U.S. Treasury Department. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the PATRIOT Act, includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that directly impact check cashers and other money services businesses. Specifically, the PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the PATRIOT Act. The U.S. Treasury Department’s Office of Foreign Assets Control administers economic sanctions and embargo programs that require assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. We maintain procedures to assure compliance with these requirements.

Privacy of Personal Information

We are subject to a variety of state, federal and foreign laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We believe that the procedures and systems that we maintain safeguard such information as required.

Corporate Information

Dollar Financial Corp. is a Delaware corporation formed in 1990. We operate our store networks through our direct and indirect wholly-owned foreign and domestic subsidiaries. Our principal executive offices are located at 1436 Lancaster Avenue, Berwyn, Pennsylvania 19312, and our telephone number is (610) 296-3400.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, www.dfg.com as soon as reasonably practicable after they are filed electronically with the SEC.

Item 1A.	RISK FACTORS.

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

Risks Related to Our Business and Industry

If we do not generate a sufficient amount of cash from operations, which depends on many factors beyond our control, we may not be able to satisfy our debt service or other liquidity requirements.

As of June 30, 2010, we had an aggregate of $728.6 million in outstanding indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and to satisfy our working capital and other liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are unable to make the required payments on our debt obligations, we would be in default under the terms of our indebtedness which could result in an acceleration of our repayment obligations. Any such default, or any attempt to alter our business plans and operations to satisfy our obligations under our indebtedness, could materially adversely affect our business, prospects, results of operations and financial condition.

Changes in applicable laws and regulations governing our business may have a significant negative impact on our results of operations and financial condition.

Our business is subject to numerous federal, state, local and foreign laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things:

•	lending practices, such as truth in lending and installment and single-payment lending;

•	interest rates and usury;

•	loan amount and fee limitations;

•	check cashing fees;

•	licensing and posting of fees;

•	currency reporting;

•	privacy of personal consumer information;

•	prompt remittance of proceeds for the sale of money orders; and

•	the location of our stores through various rules and regulations such as local zoning regulations and requirements for special use permits.

As we develop and introduce new products and services, we may become subject to additional laws and regulations. Future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. Governments at the national and local levels may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. We and other participants in our industry are currently, and may in the future be, subject to litigation and regulatory proceedings which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business. Changes in laws or regulations, or our failure to comply with applicable laws and regulations, may have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our consumer lending products in particular are subject to regulations in each of the markets in which we operate that significantly impact the manner in which we conduct our business. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Ontario, British Columbia, Alberta, Manitoba, Saskatchewan and Nova Scotia have passed legislation regulating short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. There can be no assurance that these regulations will not have a detrimental effect on our consumer lending business in Canada in the future.

In the United Kingdom, our consumer lending activities must comply with the Consumer Credit Act of 1974 and related rules and regulations which, among other things, require us to obtain governmental licenses and prescribe the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Our non-compliance with these rules could render a loan agreement unenforceable.

Short-term consumer loans have come under heightened regulatory scrutiny in the United States in recent years resulting in increasingly restrictive regulations and legislation at the state and federal levels that makes offering such loans less profitable or attractive to us. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans that a borrower may have outstanding. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of cash advance loans to be feasible, may limit the number of short-term loans that customers may receive or have outstanding, or may prohibit entirely short-term loan products. Additionally, the U.S. Congress continues to receive significant pressure from consumer advocates and other industry opposition groups to adopt such legislation at the federal level. In July 2010, President Obama in the United States signed into law the Consumer Financial Protection Act of 2010 which, among other things, creates a federal Bureau of Consumer Protection which will have regulatory jurisdiction over large non-depository financial companies, including us. Under this law, the Bureau of Consumer Protection has broad authority to prescribe regulations over what it determines to be unfair, deceptive or abusive practices, including the ability to curtail or make unlawful any products falling within its regulatory authority. We cannot predict what, if any, action the Bureau of Consumer Protection may take with respect to short-term consumer loans, and any such actions could have an adverse impact on our business, prospects, results of operations and financial condition.

The modification of existing laws or regulations in any of the jurisdictions in which we operate or in which we contemplate new operations, or the adoption of new laws or regulations restricting or imposing more stringent requirements, on our consumer lending or check cashing activities in particular, could increase our operating expenses, significantly limit our business activities in the effected markets limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations, and financial condition.

We have engaged, and may engage in the future, in acquisitions or investments which present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We have historically grown our business through strategic acquisitions, and a key component of our growth strategy is to continue to pursue acquisition opportunities. We may not, however, be able to achieve the anticipated benefits from the acquisition or investment due to a number of factors. The success of our acquisitions is dependent, in part, upon our effectively integrating the management, operations and technology of acquired businesses into our existing management, operations and technology platforms, of which there can be no assurance, particularly in the case of a larger acquisition or multiple acquisitions completed in a short period of time. The failure to successfully integrate acquired businesses into our organization could materially adversely affect our business, prospects, results of operations and financial condition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in a significant diversion of our management’s time, as well as out-of-pocket costs.

The consideration paid for an acquisition or investment may also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or to obtain debt or equity financing. To the extent that we issue shares of our capital stock or other rights to purchase shares of our capital stock as consideration for an acquisition or in connection with the financing of an acquisition, including options or other rights, our existing stockholders may be diluted, and our earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, including write-offs of acquired in-process research and development costs, and restructuring charges. Acquisitions may require us to incur additional indebtedness to finance our working capital and may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Adverse economic conditions may significantly and adversely affect our business, prospects, results of operations, financial condition and access to liquidity.

The ongoing current global economic downturn may adversely affect our business in several ways. For example, continued high levels of unemployment in the markets in which we operate will likely reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures, and general economic uncertainty may affect our loss experience.

If internal funds are not available from our operations and after utilizing our excess cash, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced since 2008, could adversely affect our ability to draw on our revolving loans. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Consumer advocacy groups, certain media reports, and a number of regulators and elected officials in the several jurisdictions in which we conduct business have from time to time advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending. These efforts have often focused on lenders that charge consumers imputed interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers and otherwise characterize our products and services as being predatory or abusive toward consumers. This difference in credit cost may become more pronounced if a consumer does not repay a loan promptly, instead electing to renew the loan for one or more additional short-term periods. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease. In addition, media coverage and public statements that assert some form of corporate wrongdoing can lower morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expenses. These trends could materially adversely affect our business, prospects, results of operations and financial condition.

If our estimates of loan losses are not adequate to absorb losses, our results of operations and financial condition may be adversely affected.

We maintain an allowance for loan losses for anticipated losses on company-funded loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of June 30, 2010, our allowance for loan losses on company-funded consumer loans that were not in default was $16.8 million and our allowance for losses on loans in default was $14.4 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

Legal proceedings may have a material adverse impact on our results of operations or cash flows in future periods.

We are currently subject to several legal proceedings. We are vigorously defending these proceedings. In addition, we are likely to be subject to additional legal proceedings in the future. The resolution of any current or future legal proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay damages or other monetary penalties and/or modify or terminate our operations in particular local and federal jurisdictions. We may also be subject to adverse publicity. Defense of any legal proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

Competition in the financial services industry could cause us to lose market share and revenues.

The industry in which we operate is highly fragmented and very competitive, and we believe that the market may become more competitive as the industry consolidates. In addition to other consumer lending and check cashing stores in the markets in which we operate, we compete with banks and other financial services entities and retail businesses that offer consumer loans, cash checks, sell money orders, provide money transfer services or offer other products and services offered by us. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Foreign currency fluctuations and unexpected changes in foreign tax rates may adversely affect our reported results of operations.

We currently generate a majority of our revenue outside the United States. Our foreign subsidiaries accounted for 70.7% and 76.6% of our total revenues for the years ended June 30, 2009 and 2010, respectively. As a result, our reported results of operations are vulnerable to currency exchange rate fluctuations, principally in the Canadian dollar and the British pound against the United States dollar. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange losses of $10.2 million, losses on derivatives not designated as hedges of $12.9 million, litigation expense of $22.6 million and losses on store closings of $0.9 million) by approximately $9.2 million for the twelve months ended June 30, 2010 and $9.7 million (exclusive of the unrealized foreign exchange gain of $5.5 million, litigation expense of $57.5 million and losses on store closings of $3.2 million) for the twelve months ended June 30, 2009. This impact represents 11.3% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2010 and 13.7% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2009.

The international scope of our operations may contribute to increased costs that could negatively impact our operations.

Since international operations increase the complexity of an organization, we may face additional administrative costs in managing our business than we would if we only conducted operations domestically. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs and labor controls. Unexpected changes to the foregoing could negatively impact our operations. Furthermore, our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

A reduction in demand for our products and services, and failure by us to adapt to such potential reduction, could adversely affect our business and results of operations.

The demand for a particular product or service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular products, the availability of competing products, changes in customers’ preferences or financial conditions. Furthermore, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume or type of transactions that we process and have an adverse effect on our revenues and results of operations. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products or services, our revenues could decrease significantly and our operations could be harmed. Each modification, new product or service, and alternative method of conducting business is subject to risk and uncertainty and requires significant investment in time and capital, including additional marketing expenses, legal costs, and other incremental start-up costs. Even if we do make changes to existing products or services or introduce new products or services to fulfill customer demand, customers may resist or may reject such products or services. The effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product or service without causing further harm to our business and results of operations.

Our check cashing services may further diminish because of technological advances.

We derive a significant portion of our revenues from fees associated with cashing payroll, government and personal checks. In fiscal 2010, we generated approximately 24.5% of our total consolidated revenues from fees associated with check cashing. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks received by our customer base are replaced with such electronic transfers, demand for our check cashing services could decrease.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

Our expansion strategy, which in part contemplates the addition of new stores, the acquisition of competitor stores and acquiring or developing new distribution channels for our products in the United States, Canada, the United Kingdom, the Republic of Ireland, Poland and other international markets, is subject to significant risks. Our continued growth in this manner is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to our operating platform, the ability to obtain any government permits and licenses that may be required, the ability to identify and overcome cultural and linguistic differences which may impact market practices within a given geographic region, and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.

Our ability to open and acquire new stores is subject to outside factors and circumstances over which we have limited control or that are beyond our control which could adversely affect our growth potential.

Our expansion strategy includes acquiring existing retail financial services stores and opening new ones. The success of this strategy is subject to numerous outside factors, such as the availability of attractive acquisition candidates, the availability of acceptable business locations, the ability to access capital to acquire and open such stores, the ability to obtain required permits and licenses and continuing favorable legal and regulatory conditions. We have limited control, and in some cases, no control, over these factors. Moreover, the start-up costs and the losses we likely would incur from initial operations attributable to each newly opened store places demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands. The failure to execute our expansion strategy would adversely affect our ability to expand our business and could materially adversely affect our revenue, profitability and results of operations and our ability to service our indebtedness.

Our MILES program relies upon exclusive and non-exclusive contractual relationships with its service providers, the loss of any of which could adversely affect the performance of the MILES business and our results of operations generally.

Our MILES program, which is offered by our recently acquired DFS subsidiary, provides fee-based services to junior enlisted military personnel applying for automobile loans. The MILES program generates its operating revenue from fees paid by a major third-party national bank funding the loans, fees from auto dealers and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. We rely upon exclusive contractual relationships with the third-party national bank for the funding and servicing of auto loans made in connection with the MILES program, and non-exclusive arrangement with other providers for warranty service contracts and GAP insurance contracts. However, if any or all of these contractual relationships were terminated, or if events were to occur which resulted in a material reduction in the services provided, a material increase in the cost of the services provided or a material reduction in the fees earned by it for the services provided under these contractual relationships, we could be required to locate new or alternate service providers for our MILES program. In such event, and until we would be able to locate new or alternate service providers, our MILES program business could be significantly disrupted. In addition, such new or alternate service providers may offer services that are more costly to MILES’ customers or that pay premiums or fees below the level that we currently receive. These changes could have a material adverse effect on our business and negatively affect our revenues and results of operations.

Unites States defense budget cuts that reduce enlistments or the number of active duty military personnel could harm our MILES program business.

The number of enlisted active duty military personnel and the number of recruits joining the military each year are subject to the U.S. defense budget. Cuts in the U.S. defense budget may result in reductions in recruitment targets, reductions in the number of active duty military personnel or both, any of which would reduce the overall number of potential MILES program customers or potentially reduce demand for the services offered by us through our MILES program which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

Our business is seasonal in nature, which causes our revenues and earnings to fluctuate.

Our business is seasonal due to the impact of several tax-related services, including cashing tax refund checks and making electronic tax filings. Historically, we have generally experienced our highest revenues and earnings during the third fiscal quarter ending March 31, when revenues from these tax-related services peak. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our financial results could be adversely impacted.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to robbery, employee error and theft.

Since our business requires us to maintain a significant supply of cash in each of our retail financial services stores, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security, systems and processes for our employees and facilities, we cannot assure you that robberies, employee error and theft will not occur and lead to cash shortages that could adversely affect our results of operations.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree upon the members of our executive management team, which have been instrumental in procuring capital to assist us in executing our growth strategies, identifying and negotiating domestic and international acquisitions, and providing expertise in managing our developing international operations. The loss of the services of one or more members of our executive management team could harm our business and future development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain the requisite personnel as needed in the future, our operating results and growth could suffer.

A catastrophic event or security breach at our corporate or international headquarters or our centralized call-center facilities in Canada, the United Kingdom or the United States could significantly disrupt our operations and adversely affect our business, results of operations and financial condition.

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in Victoria, British Columbia, and Nottingham, England. We also maintain centralized call-center facilities in each of these locations as well as in Salt Lake City, Utah, that perform customer service, collection and loan-servicing functions for our consumer lending business. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation, and could subject to us to significant liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

Any disruption in the availability of our information systems could adversely affect our business operations.

We rely upon our information systems to manage and operate our retail financial services stores and other businesses. Each store is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations and financial condition.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

As of June 30, 2010, we had goodwill of $609.0 million, representing a significant portion of the $1.2 billion in total assets reflected on our consolidated balance sheet as of such date. A substantial portion of our goodwill represents assets capitalized in connection with our historical acquisitions and business combinations. Accounting for intangible assets such as goodwill requires us to make significant estimates and judgments, and as a result we make not realize the value of such intangible assets. In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. A variety of factors could cause the carrying value of an intangible asset to become impaired, including that our cash flow from operations is not sufficient to meet our future liquidity needs. Should such a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our reported results of operations and could materially impact the reported balance of our total stockholders’ equity.

The price of our common stock may be volatile.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended June 30, 2010, the market price of our common stock has been as high as $27.21, and as low as $12.88. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including global economic and market conditions, quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock, and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

We have never paid dividends on our common stock and do not anticipate paying any in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the growth and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These and similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

All of our company-operated stores and our administrative offices are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases for our company-operated stores may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm and recovery systems, computers, time-delayed safes and other office equipment. With respect to leased locations open as of June 30, 2010, the following table shows the total number of leases expiring during the periods indicated, assuming the exercise of our renewal options:

Number of
Period Ending June 30,	Leases Expiring

2011	238
2012 - 2014	512
2015 - 2019	298
2020 - 2024	65
Thereafter	5

1,118

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets/Reporting Segments	2008	2009	2010

UNITED STATES
Company operated	467	358	325

	467	358	325

WE THE PEOPLE*
Franchised locations	93	49	7

	93	49	7

CANADA
Company operated	419	399	403
Franchised locations	61	62	62

	480	461	465

UNITED KINGDOM/EURO-ZONE
Company operated	236	274	330
Franchised/agent locations	176	64	53

	412	338	383

Total Stores	1,452	1,206	1,180

*	Included in our Other reporting segment.

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

The following table reflects the change in the number of stores during fiscal years 2008, 2009 and 2010:

	2008	2009	2010

Number of stores at beginning of period	1,280	1,452	1,206
New stores opened	63	28	56
Stores acquired	172	17	7
Stores closed	(15)	(136)	(36)
Net change in franchise/agent stores	(48)	(155)	(53)

Number of stores at end of period	1,452	1,206	1,180

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated by reference herein to the section in Part II, Item 8 “Note 13. Contingent Liabilities” of this Annual Report on Form 10K.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DLLR.” Below is a summary of the high and low prices of our common stock for each quarterly period during the two-year period ending June 30, 2010 as reported on the NASDAQ Global Select Market.

Period	High	Low

July 1, 2008 until September 30, 2008	$21.91	$14.92
October 1, 2008 until December 31, 2008	$16.28	$5.89
January 1, 2009 until March 31, 2009	$10.74	$4.83
April 1, 2009 until June 30, 2009	$14.59	$8.41
July 1, 2009 until September 30, 2009	$18.99	$12.88
October 1, 2009 until December 31, 2009	$25.50	$14.98
January 1, 2010 until March 31, 2010	$25.31	$20.30
April 1, 2010 until June 30, 2010	$27.21	$17.59

Holders

On July 31, 2010, there were approximately 109 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Dollar Financial Group, Inc., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our credit agreement, as amended and restated as of December 23, 2009, contains restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this Annual Report as Form 10-K. For example, Dollar Financial Group, Inc.’s ability to pay dividends or to make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Performance Graph

The rules of the Securities Exchange Commission require us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on June 30, 2005 in our common stock and similar investments made in the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Advance America Cash Advance Centers, Inc., Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10
Dollar Financial Corp.	100.00	113.01	169.65	262.58	268.61	289.26	142.41	97.08	129.97	222.81	186.52
NASDAQ Composite	100.00	107.58	107.08	120.84	130.99	131.77	114.02	78.16	90.79	112.82	105.54
Peer Group	100.00	96.99	141.15	163.82	158.09	113.29	97.32	90.82	84.05	118.77	116.29

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years June 30, 2010, 2009 and 2008 and the consolidated balance sheet data as of June 30, 2010 and 2009 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report as Form 10-K. The consolidated statements of operations data for each of the years ended June 30, 2007 and 2006 and the consolidated balance sheet data as of June 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period.

	2006	2007	2008	2009	2010

Consolidated Statement of Operations Data:
Revenues:
Check cashing	$142,470	$166,754	$196,580	$164,598	$149,474
Fees from consumer lending	158,299	221,775	282,480	266,506	319,465
Money transfer fees	17,205	20,879	27,512	26,823	27,464
Pawn service fees and sales	5,453	7,390	12,116	13,794	19,899
Other	35,461	38,934	53,496	56,132	94,625

Total revenues	358,888	455,732	572,184	527,853	610,927

Operating expenses:
Salaries and benefits	106,823	129,522	159,363	145,716	153,976
Provision for loan losses	30,367	45,799	58,458	52,136	45,876
Occupancy	27,914	32,270	43,018	41,812	43,280
Depreciation	7,834	9,455	13,663	13,075	14,334
Other	69,024	83,195	98,452	93,310	107,121

Total operating expenses	241,962	300,241	372,954	346,049	364,587

Operating margin	116,926	155,491	199,230	181,804	246,340
Corporate and other expenses:
Corporate expenses	41,051	53,327	70,859	68,217	86,824
Other depreciation and amortization	3,655	3,390	3,902	3,827	7,325
Interest expense, net	29,702	31,462	44,378	43,696	68,932
Loss on extinguishment of debt	—	31,784	97	—	9,531
Goodwill impairment and other charges	—	24,301	—	—	—
Unrealized foreign exchange loss (gain)	—	7,551	—	(5,499)	10,145
Provision for (proceeds from) litigation settlements	5,800	(3,256)	345	57,920	29,074
Loss (gain) on derivatives not designated as hedges	—	—	185	(45)	12,948
Other expense, net	2,239	1,400	85	5,487	5,384

Income before income taxes	34,479	5,532	79,379	8,201	16,177
Income tax provision	27,514	37,735	36,015	15,023	21,369

Net income (loss)	$6,965	$(32,203)	$43,364	$(6,822)	$(5,192)
Less: Net loss attributable to non-controlling interests	—	—	—	—	(293)

Net income (loss) attributable to Dollar Financial Corp.	$6,965	$(32,203)	$43,364	$(6,822)	$(4,899)

Net income (loss) per share attributable to Dollar Financial Corp:
Basic	$0.38	$(1.37)	$1.80	$(0.28)	$(0.20)
Diluted	$0.37	$(1.37)	$1.77	$(0.28)	$(0.20)
Shares used to calculate net income (loss) per share:
Basic	18,280,131	23,571,203	24,106,392	24,012,705	24,106,565
Diluted	18,722,753	23,571,203	24,563,229	24,012,705	24,106,565

	2006	2007	2008	2009	2010

Operating and Other Data:
Net cash provided by (used in):
Operating activities	$20,870	$29,277	$80,756	$59,204	$86,704
Investing activities	$(39,415)	$(170,651)	$(166,956)	$(41,954)	$(184,447)
Financing activities	$39,696	$307,358	$288	$2,669	$169,791
Stores in operation at end of period:
Company-owned	765	902	1,122	1,031	1,058
Franchised stores/agents	485	378	330	175	122

Total	1,250	1,280	1,452	1,206	1,180

Consolidated Balance Sheet Data (at end of period):
Cash	$118,653	$290,945	$209,714	$209,602	$291,294
Total assets	$551,825	$831,775	$941,412	$921,465	$1,214,621
Total long-term debt	$311,037	$521,150	$535,586	$536,305	$728,592
Stockholders’ equity	$161,953	$199,899	$239,432	$209,078	$218,343

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers. Through our retail storefront locations as well as by other means, such as via the Internet, we provide a range of consumer financial products and services in five countries; Canada, the United Kingdom, the United States, the Republic of Ireland and Poland, to customers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. We believe that our networks of retail locations in Canada and the United Kingdom are the largest of their kind in each of those countries, and that we operate the second-largest network of its kind in the United States. As of June 30, 2010, our global retail operations consisted of 1,180 retail locations, of which 1,058 are company-owned, conducting business primarily under the names Money Mart®, Money Shop®, Loan Mart®, Money Corner®, Insta-Cheques® and The Check Cashing Store® in Canada, the United Kingdom, the United States and the Republic of Ireland. Through our branded Military Installment Loan and Education Services, or MILES®, program offered by our Dealers’ Financial Services, LLC subsidiary which we acquired in December 2009, we also provide services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank.

Historically, we have derived our revenues primarily from providing check cashing services, consumer lending and other consumer financial products and services, including money orders, money transfers, foreign currency exchange, branded debit cards, pawn lending, gold buying and bill payment. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our consumer loans, including pawn lending, we receive interest and fees on the loans.

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

As we continue to diversify our organization, we expect the contributions to our revenue and profitability from fee-based financial processing and origination services to increase. During fiscal 2010, approximately 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as check cashing, money transfers, gold purchasing, secured pawn lending and fee-based income generated from the MILES program.

We manage our business as five operating segments — our financial services offerings in each of Canada, the United Kingdom, the Unites States and Poland, as well as our Dealers’ Financial Services, LLC subsidiary, which we operate independently of our other businesses.

Recent Events

On June 30, 2008, as part of a process to rationalize our United States markets, we made a determination to close 24 of our unprofitable stores in various United States markets. In August 2008, we identified another 30 stores in the United States and 17 stores in Canada that were under-performing and which were closed or merged into a geographically proximate store. The primary cease-use date for these stores was in September 2008. Customers from these stores were transitioned to our other stores in close proximity to the stores affected. We recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $4.9 million consisting primarily of lease obligations and leasehold improvement write-offs. Subsequent to the initial expense amounts recorded, we recorded $0.9 million of additional lease obligation expense for these locations. During the fourth quarter of the fiscal year ended June 30, 2009, we announced the closing of an additional 60 under-performing U.S. store locations. We recorded costs for severance and other retention benefits of approximately $0.4 million and store closure related costs of approximately $3.2 million consisting primarily of lease obligations and leasehold improvement write-offs. For the twelve months ended June 30, 2010 (“fiscal 2010”), we recorded an additional $1.4 million of current year store closure related costs. We also recorded $1.9 million of store closure related expenses associated with prior year store closures and the buy-out of certain “We The People” franchises. The closure of stores in the United States and Canada did not result in any impairment of goodwill since the store closures will be accretive to cash flow.

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

On June 30, 2009, we completed the acquisition of four stores in Northern Ireland. Three of the stores are located in central Belfast, with the fourth store situated in the town of Lisburn, the third largest city in Northern Ireland. The acquired stores are multi-product locations offering check cashing, single payment consumer lending and pawn broking services.

On June 30, 2009, we completed the acquisition of 76% of the outstanding equity of an established consumer lending business in Poland. The acquired company, Optima, S.A., founded in 1999 and headquartered in Gdansk, offers unsecured loans of generally 40 — 50 week durations with an average loan amount of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well accepted within Poland and Eastern Europe, and was initially established in the United Kingdom approximately 100 years ago. Customer sales and service activities are managed through an extensive network of local commission-based representatives across six provinces in northwestern Poland.

On October 3, 2009, we entered into an agreement to acquire a merchant cash advance business in the United Kingdom. The acquired company primarily services the working capital needs of small retail businesses by providing cash advances secured against a percentage of future credit card sales. The purchase price for the acquired company, which currently manages a receivable portfolio of approximately $3.5 million, was $4.6 million.

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

On December 23, 2009, our indirect wholly-owned Canadian subsidiary, National Money Mart Company, which we refer to as Money Mart, sold $600.0 million aggregate principal amount of its 10.375% Senior Notes due 2016, which we refer to as the 2016 Notes. The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among Money Mart, as issuer, Dollar Financial Corp. and certain of our direct and indirect wholly-owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year.

On December 23, 2009, we acquired Military Financial Services, LLC, including its subsidiaries, Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd., which we collectively refer to as DFS. DFS is an established business that provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS markets its services through its branded Military Installment Loan and Education Services, or “MILES”, program. DFS provides services to enlisted military personnel who make applications for auto loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States. Additionally, DFS provides ancillary services such as service contracts and guaranteed asset protection, or GAP insurance, along with consultations regarding new and used automotive purchasing, budgeting and credit and ownership training. We paid a purchase price of approximately $117.8 million plus approximately $5.5 million on account of the working capital as of the closing date.

In February 2010, we repurchased $35.2 million aggregate principal amount of 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. We paid 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.0 million. As a result of these repurchase transactions and the exchange transactions described above, $44.8 million aggregate principal amount of the 2027 Notes remains outstanding as of June 30, 2010.

Effective March 3, 2010, the Ontario Superior Court of Justice approved the settlement of the pending class action against OPCO and Money Mart in Ontario commenced on behalf of a purported class of Ontario borrowers who, it was alleged, were subjected to usurious charges in payday loan transactions in violation of Canadian federal law proscribing usury.

On March 4, 2010, Money Mart and OPCO reached an agreement to settle their outstanding British Columbia class action litigation in which the plaintiffs claimed that the business model used by Money Mart resulted in the collection of fees in excess of the statutory limit for loans made since 1997. Under the terms of the British Columbia settlement, Money Mart will create a settlement fund in an amount of CAD 24.8 million, consisting of CAD 12.4 million in cash and CAD 12.4 million in vouchers. Fees payable to plaintiffs’ counsel will be paid from this fund. The settlement is set forth in a definitive settlement agreement executed on May 7, 2010 which received final court approval on July 19, 2010.

During the fiscal year ended June 30, 2010, Money Mart recorded a charge of CAD 23.2 million in relation to the pending settlements of the British Columbia Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. During the fiscal year ended June 30, 2009, Money Mart recorded a charge of CAD 64.7 million in relation to then pending settlement of the Ontario Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. As of June 30, 2010, an aggregate of approximately CAD 77.5 million is included in the Company’s accrued expenses relating to the Canadian proceedings described above. Of those expenses, approximately CAD 37.7 million is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the pending and purported class proceedings described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at June 30, 2010 and additional accruals may be required in the future.

On April 13, 2010, we entered into a purchase agreement to acquire all of the shares of Suttons & Robertsons (“S&R”). S&R is the fourth largest pawn lending business in the United Kingdom. S&R’s three London-based stores focus on high value gold jewelry, watches and diamonds. The purchase price of the acquisition, including approximately GBP 6.0 million of net assets, was GBP 16.9 million.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer, foreign currency exchange and other miscellaneous services reported in other revenues on our statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The Company’s standard franchise agreement grants to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance and after the franchised location has opened, the Company also provides updates to software, samples of certain advertising and promotional materials and other post-opening assistance.

For single-payment consumer loans (company-funded loans), which have terms ranging from 1 to 45 days and for longer-term consumer installment loans, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Company-Funded Consumer Loan Loss Reserves Policy.”

Secured pawn loans are offered at most of our retail financial services locations in the United Kingdom. We also operate two traditional pawn shops in Edinburgh and Glasgow, Scotland, and three pawn shops in London, England specializing in high value gold jewelry, watches and diamonds. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Excess funds received from the sale are repaid to the customer. As with our single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by the Company concurrent with the funding of loans by the lending financial institution. The Company also earns additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks are established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

Company-Funded Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for probable losses inherent in the outstanding loan portfolio for single-payment and other consumer loans that we make directly through our company-operated locations. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods. Despite the economic downturn in the United States and the foreign markets in which we operate, we have not experienced any material increase in the defaults on outstanding loans, although we have tightened lending criteria. Accordingly, we have not modified our approach to determining our loan loss reserves.

When a loan is originated, the customer receives the cash proceeds in exchange for a post-dated customer check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an additional reserve for this defaulted loan receivable is established and charged to operating expenses in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is charged to operating expenses. If the loans remain in defaulted status for 180 days, a reserve for the entire amount of the loan is recorded and the receivable and corresponding reserve is ultimately removed from the balance sheet. The receivable for defaulted single-payment loans, net of the allowance of $14.4 million at June 30, 2010 and $17.0 million at June 30, 2009, is reported on our balance sheet in loans in default, net, and was $7.3 million at June 30, 2010 and $6.4 million at June 30, 2009.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating segments of the United States Retail, Canada, the United Kingdom, DFS and Poland (which is reported in Other). We also have a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The determination that the operating segments are equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights and DFS’ MILES program, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

We consider this to be one of the critical accounting estimates used in the preparation of our consolidated financial statements. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the period covered by our long term business plan. We perform our goodwill impairment test annually as of June 30, and our non-amortizable intangibles with indefinite lives are tested annually as of December 31. At the date of our last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, we may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience a significant disruption to our business, unexpected significant declines in our operating results, divestiture of a significant component of our business, a sustained decline in market capitalization, particularly if it falls below our book value, or a significant change to the regulatory environment in which we operate. While we believe we have made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible that a material change could occur, including if actual experience differs from the assumptions and considerations used in our analyses. These differences could have a material adverse impact on the consolidated results of operations and cause us to perform the second step impairment test, which could result in a material impairment of our goodwill. We will continue to monitor our actual cash flows and other factors that may trigger a future impairment in the light of the current global recession.

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

Put Options

Operations in the United Kingdom and Canada expose the Company to shifts in currency valuations. From time to time, we purchase put options in order to protect aspects of our operations in the United Kingdom and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. We have designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in other income/expense on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates.

Cross-Currency Interest Rate Swaps

From time to time, we enter into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its foreign denominated variable rate term loan borrowing. In the past, the Company designated derivative contracts as cash flow hedges for accounting purposes. We recorded foreign exchange re-measurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which was subsequently reclassified to earnings in the same period that the hedged transactions affect earnings.

At such time that the derivatives no longer met the requirements of hedge accounting and to the extent that third party debt remained outstanding, we concluded that the original hedged transactions were still probable of occurring. Therefore, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net gain or loss related to the discontinued cash flow hedges in other accumulated comprehensive income and is subsequently reclassifying such amounts into earnings over the remaining original term of the derivative as the hedged forecasted transactions are recognized in earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within our consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We intend to reinvest our foreign earnings and a result, we do not provide a deferred tax liability on foreign earnings.

We account for uncertainty in income taxes pursuant to Financial Accounting Standards Board (the “FASB”) Accounting Codification Statement (“ASC”) 740, Income Taxes (“ASC 740”), (formerly FIN 48). We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues as well as the reportable segment revenues:

	2008		2009		2010
	(Dollars in thousands)

Total revenues:
Check cashing	$196,580	34.4%	$164,598	31.2%	$149,474	24.5%
Fees from consumer lending	282,480	49.4%	266,506	50.5%	319,465	52.3%
Money transfer fees	27,512	4.8%	26,823	5.1%	27,464	4.5%
Pawn service fees and sales	12,116	2.1%	13,794	2.6%	19,899	3.3%
Other	53,496	9.3%	56,132	10.6%	94,625	15.4%

Total consolidated revenues	572,184	100.0%	527,853	100.0%	610,927	100.0%

U.S. Retail revenues:
Check cashing	57,438	10.0%	56,378	10.7%	46,459	7.6%
Fees from consumer lending	79,838	14.0%	79,612	15.1%	65,675	10.8%
Money transfer fees	5,744	1.0%	5,926	1.1%	4,841	0.8%
Other	7,887	1.4%	10,954	2.0%	10,779	1.8%

Total U.S. Retail revenues	150,907	26.4%	152,870	28.9%	127,754	21.0%

DFS revenues:
Other	—	—%	—	—%	14,695	2.4%

Total DFS revenues	—	—%	—	—%	14,695	2.4%

Canadian revenues:
Check cashing	81,806	14.4%	67,830	12.8%	69,414	11.4%
Fees from consumer lending	147,313	25.7%	121,518	23.0%	147,851	24.2%
Money transfer fees	16,124	2.8%	15,092	2.9%	16,439	2.7%
Other	34,248	5.9%	31,827	6.1%	43,116	7.0%

Total Canadian revenues	279,491	48.8%	236,267	44.8%	276,820	45.3%

United Kingdom revenues:
Check cashing	57,336	10.0%	40,390	7.7%	33,601	5.5%
Fees from consumer lending	55,329	9.7%	65,376	12.4%	98,871	16.2%
Money transfer fees	5,644	1.0%	5,805	1.1%	6,184	1.0%
Pawn service fees and sales	12,116	2.1%	13,794	2.6%	19,899	3.3%
Other	8,537	1.5%	11,363	2.1%	25,484	4.1%

Total United Kingdom revenues	138,962	24.3%	136,728	25.9%	184,039	30.1%

Other revenues:
Fees from consumer lending	—	—%	—	—%	7,068	1.1%
Other	2,824	0.5%	1,988	0.4%	551	0.1%

Total Other revenues	2,824	0.5%	1,988	0.4%	7,619	1.2%

Operating expenses:
Salaries and benefits	159,363	27.9%	145,716	27.6%	153,976	25.2%
Provision for loan losses	58,458	10.2%	52,136	9.9%	45,876	7.5%
Occupancy	43,018	7.5%	41,812	7.9%	43,280	7.1%
Depreciation	13,663	2.4%	13,075	2.5%	14,334	2.3%
Other	98,452	17.2%	93,310	17.7%	107,121	17.6%

Total operating expenses	372,954	65.2%	346,049	65.6%	364,587	59.7%

Operating margin	199,230	34.8%	181,804	34.4%	246,340	40.3%

	2008		2009		2010
	(Dollars in thousands)

Corporate expenses	70,859	12.4%	68,217	12.9%	86,824	14.2%
Other depreciation and amortization	3,902	0.7%	3,827	0.7%	7,325	1.2%
Interest expense, net	44,378	7.8%	43,696	8.3%	68,932	11.3%
Loss on extinguishment of debt	97	—%	—	—%	9,531	1.6%
Unrealized foreign exchange (gain) loss	—	—%	(5,499)	(1.0)%	10,145	1.7%
Loss (gain) on derivatives not designated as hedges	185	—%	(45)	(0.0)%	12,948	2.1%
Provision for litigation settlements	345	0.1%	57,920	11.0%	29,074	4.8%
Loss on store closings	993	0.2%	10,340	2.0%	3,314	0.5%
Other (income) expense, net	(908)	(0.3)%	(4,853)	(1.1)%	2,070	0.3%

Income before income taxes	79,379	13.9%	8,201	1.6%	16,177	2.6%
Income tax provision	36,015	6.3%	15,023	2.8%	21,369	3.5%

Net income (loss)	$43,364	7.6%	$(6,822)	(1.3)%	$(5,192)	(0.8)%
Less: Net loss attributable to non-contolling interests	—	—%	—	—%	(293)	(0.0)%

Net income (loss) attributable to Dollar Financial Corp.	$43,364	7.6%	$(6,822)	(1.3)%	$(4,899)	(0.8)%

Constant Currency Analysis

We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 70% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the year ended June 30, 2010, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9484 and 1.5811, respectively. For our constant currency reporting for comparing fiscal 2010 and fiscal 2009, the average exchange rates used for the year ended June 30, 2009 to translate the Canadian and United Kingdom’s results were 0.8625 and 1.6125, respectively. For our constant currency reporting for comparing fiscal 2009 and fiscal 2008, the average exchange rates used for the year ended June 30, 2008 to translate the Canadian and United Kingdom’s results were 0.9907 and 2.0036, respectively. All conversion rates are based on the U.S. Dollar equivalent to one Canadian Dollar and one Great British Pound.

We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the United States; therefore, we do not incur significant economic gains or losses on foreign currency transactions with our subsidiaries. To the extent funds are transmitted between countries, we may be subject to realized foreign exchange gains or losses. To the extent liabilities are paid or assets are received in a currency other than the local currency, we would incur realized transactional foreign exchange gains or losses. Cash accounts are maintained in Canada and the U.K. in local currency, and as a result, there is little, if any diminution in value from the changes in currency rates. Therefore, cash balances are available on a local currency basis to fund the daily operations of the Canadian and U.K. business units.

Fiscal 2010 Compared to Fiscal 2009

Revenues  Total revenues for the year ended June 30, 2010 increased $83.1 million, or 15.7%, as compared to the year ended June 30, 2009. The impact of foreign currency accounted for $22.5 million of the increase and the impact of new stores and acquisitions contributed $68.2 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $7.6 million or 1.4%. The decrease was primarily the result of a $25.5 million decrease in the U.S. revenues primarily related to the closure of 60 under-performing store locations during the fourth quarter of fiscal 2009.

Relative to our products, consolidated check cashing revenue decreased $15.1 million or 9.2% for the year ended June 30, 2010 compared to the prior year. There was an increase of approximately $5.3 million related to foreign exchange rates and increases from new stores and acquisitions of $2.6 million. The remaining check cashing revenues were down $23.0 million or 14.0% for the year ended June 30, 2010. Check cashing revenues from our U.S. Retail business segment decreased 17.9%, again heavily influenced by the closure of under-performing stores during fiscal 2009 and the economic downturn. On a constant currency basis and excluding the impacts of new stores and acquisitions, the Canadian check cashing revenues declined 6.7% and the U.K. check cashing revenues were down 20.7% for the year ended June 30, 2010 as compared to the prior year, reflecting the continuing global recession. Further, studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. On a consolidated constant currency basis, the face amount of the average check cashed decreased 0.6% to $484 for the year ended June 30, 2010 compared to $487 for the prior year period, while the average fee per check cashed increased by 3.8% to $18.46. There was also a decline of 15.6% in the number of checks cashed for the year ended June 30, 2010 as compared to the year ended June 30, 2009 — down from 9.3 million in the prior year to 7.8 million in the current year.

Consolidated fees from consumer lending were $319.5 million for the year ended June 30, 2010 compared to $266.5 million for the year earlier period, an increase of $53.0 million or 19.9%. The impact of foreign currency fluctuations accounted for an increase of approximately $11.9 million and the impact of new stores and acquisitions was an increase of $38.9 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $2.2 million. The U.S. Retail consumer lending revenues were down approximately $14.0 million while both the Canadian and U.K.’s consumer lending revenues were up by $12.8 million and $3.6 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues in the “Other” segment which is almost entirely comprised of the results from our Polish lending operations, for the year ended June 30, 2010 were approximately $7.1 million.

Pawn service fees were $19.9 million for the year ended June 30, 2010, representing an increase of $6.1 million or 44.3% compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal decrease of $0.4 million and increases of approximately $3.8 million related to the impact from new stores and acquisitions. The remaining increase of $2.7 million or 19.6% is primarily due to management’s increased emphasis on promoting and growing the U.K. pawn business.

For the year ended June 30, 2010, money transfer fees, scrap gold sales and all other revenues increased by $39.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $10.3 million, or 12.5%, for the year ended June 30, 2010 as compared to the prior year. The increase was primarily due to the success of the foreign exchange product, the debit card business and scrap gold sales in both the United Kingdom and Canada.

Operating Expenses  Operating expenses were $364.6 million for the year ended June 30, 2010 compared to $346.0 million for the year ended June 30, 2009, an increase of $18.6 million or 5.4%. The impact of foreign currency accounted for an increase of $11.7 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $52.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $45.8 million as compared to the prior year. For the year ended June 30, 2010, total operating expenses decreased to 59.7% of total revenue compared to 65.6% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 57.7%.

Relative to our primary business units, after excluding the impacts of foreign currency and acquisitions, operating expenses decreased in United States Retail, Canada and the United Kingdom by $34.6 million,

$4.1 million and $5.4 million, respectively. These decreases were a result of a focus on cost reductions in addition to the closure of approximately 114 United States stores during fiscal 2009.

Corporate Expenses  Corporate expenses were $86.8 million for the year ended June 30, 2010 compared to $68.2 million for the prior year or an increase of $18.6 million. On a constant currency basis, corporate expenses increased by approximately $16.9 million reflecting an increased investment in our global infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition and business development strategies and execution.

Other Depreciation and Amortization  Other depreciation and amortization was $7.3 million for the year ended June 30, 2010 compared to $3.8 million for the year ended June 30, 2009. The increase of $3.5 million is primarily related to DFS’ amortization of identifiable intangible assets.

Extinguishment of Debt  In connection with our refinancing activities during the year ended June 30, 2010, certain non-recurring expenses have been reported in the current period’s results. There were $9.5 million of expenses related to the repayment of our term loan debt and the exchange of $120.0 million and repurchase of $35.2 million of our 2.875% Senior Convertible Debt due 2027 that have been reported as “Extinguishment of Debt”. Of that amount, approximately $7.0 million related to the write-off of pre-existing deferred term debt costs that were being amortized over the life of the term debt. The other primary element of this expense was a $3.9 million non-cash charge related to our U.K. cross-currency interest rate swaps that had been terminated in May 2009. Because the termination of the debt caused management to conclude that the future cash flows originally hedged would no longer occur, the net loss related to the discontinued cash flow hedge that was included in other comprehensive income was reclassified to the income statement. Offsetting these charges in part was a $1.5 million gain on the repurchase of the 2027 Notes.

Interest Expense  Interest expense, net was $68.9 million for the twelve months ended June 30, 2010 compared to $43.7 million for the same period in the prior year. Interest related to our newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $19.2 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. In addition, interest expense associated with our revolving credit facility and the reduction in the amount of interest income earned by us accounted for $1.3 million of the net increase.

Non-cash interest accounted for $4.7 million of the overall increase. This increase is comprised of $4.2 million related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps and $0.5 million related to the amortization of deferred issuance costs.

•	Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009, with the proceeds from our $600.0 million senior note offering completed in December 2009 we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continue to report the net loss that existed at the time of the discontinuance of the cash flow hedge in other accumulated comprehensive income and are reclassifying this amount into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $3.3 million non-cash interest charge for Fiscal 2010. Changes in the fair value of the cross-currency swaps subsequent to the discontinuance of hedge accounting are charged to the statement of operations.

•	Subsequent to the early settlement in May 2009 of its two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.9 million non-cash interest charge for Fiscal 2010. As a result of the repayment of all of the United Kingdom’s term debt, we reclassified all of the U.K.’s remaining net loss from other comprehensive income into earnings. This charge to earnings is included as “Loss on Extinguishment of Debt” which is included in the Statement of Operations.

Unrealized Foreign Exchange Gain/Loss  Unrealized foreign exchange loss of $10.1 million for the year ended June 30, 2010 is due primarily to the unrealized foreign exchange losses associated with our newly issued $600 million senior notes and the remaining term debt balance related to the Company’s 2006 Credit Agreement, as amended. All of this debt was issued by our indirectly wholly-owned Canadian and U.K. subsidiaries and is denominated in currencies other than the reporting currency of those entities. Near the end of the fiscal year, we retired the remaining term debt related to the 2006 Credit Agreement, as amended, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain recorded for the year ended June 30, 2009 was related to the term debt outstanding under the 2006 Credit Agreement, as amended.

Loss on Derivatives not Designated as Hedges  Loss on derivatives not designated as hedges was $12.9 million for the year ended June 30, 2010 related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada related to the legacy term loans. The change in fair value related to both the changes in market interest and foreign exchange rates and amendments that were made to the swap agreements required in connection with the debt offerings completed during fiscal 2010.

Provision for Litigation Settlements  Provision for litigation settlements during the year ended June 30, 2010 was $29.1 million, primarily related to the settlements of our class action litigation during the current fiscal year in British Columbia and the Canadian Maritimes province and for the potential settlement of other pending and purported Canadian class action proceedings. During the year ended June 30, 2009, we recorded $57.9 million of Canadian litigation settlement provisions primarily related to the settlement of our class action litigation in the province of Ontario.

Loss on Store Closings  During the year ended June 30, 2010, we recorded additional expense related to stores closed during fiscal 2009 of approximately $1.0 million. This additional expense was related to adjustment assumptions related to the sub-lease potential of some of the locations and the closure of other non-performing U.S. store locations. We also incurred additional expenses of approximately $1.4 million for current period store closures. Lastly, we incurred approximately $0.9 million of expense in relation to the buy-out of certain “We the People” franchises. During the fiscal year ended June 30, 2009, we recorded store closure expenses of $10.3 million of which $7.2 million related to the U.S. Retail business, $3.0 million related to the Canadian business and the remaining $0.2 million related to the U.K. operations.

Income Tax Provision  The provision for income taxes was $21.4 million for fiscal 2010 compared to a provision of $15.0 million for fiscal 2009. Our effective tax rate for fiscal 2010 is 132.1%, which is a combination of an effective rate of 96.1% on continuing operations and other one-time charges increased by the impact of a change in the reserve for an uncertain tax position related to transfer pricing, and the impact of the convertible debt discount. The impact to our fiscal 2010 provision for income taxes related to these two items was $5.8 million. Our effective tax rate differs from the statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions.

We believe that our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The net operating loss carry forward as of June 30, 2010 is $68.3 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $24.6 million. Of this amount,

$1.1 million was recorded by our Canadian affiliate during fiscal 2007 related to a foreign currency loss sustained in connection with the hedge of its term loan. This deferred tax asset was offset by a full valuation allowance of $1.1 million since the foreign currency loss is capital in nature and at this time we have not identified any potential for capital gains against which to offset the loss. This deferred tax asset and valuation allowance was utilized in connection with the repayment of the 2006 Canadian term debt in December 2009, but was replaced by a $1.0 million deferred tax asset and valuation allowance related to the Canadian cross-currency interest rate swap.

Effective July 1, 2007, we adopted the provisions of ASC 740 (formerly FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The implementation of ASC 740 did not result in any adjustment in our liability for unrecognized income tax benefits. At June 30, 2010, we had $10.3 million of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would affect our effective tax rate.

The tax years ending June 30, 2006 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we had approximately $0.9 million of accrued interest related to uncertain tax positions which remained materially unchanged from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

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

Relative to our products, consolidated check cashing revenue decreased $32.0 million or 16.3% for the year ended June 30, 2009 compared to the same period in the prior year. There was a decrease of $19.0 million related to foreign exchange rates and increases from new stores and acquisitions of $10.5 million. The remaining check cashing revenues were down $23.5 million or 11.9% for the current year, reflecting the effects of the global recession. Eliminating the impacts of foreign exchange rates and new stores and acquisitions, check cashing revenues from our U.S. Retail business segment decreased 14.1%, while the Canadian business declined 6.9% over the previous year’s period. Similarly, check cashing fees in the United Kingdom decreased 17.0% over the prior year’s period. On a consolidated constant currency basis, the face amount of the average check cashed increased 0.5% to $534 for the year ended June 30, 2009 compared to $531 for the prior year period while the average fee per check cashed remained consistent at approximately $19.85. During fiscal 2009, global check counts declined by approximately 6.6%.

Consolidated fees from consumer lending were $275.3 million for the year ended June 30, 2009 compared to $292.5 million for the year earlier period which is a decrease of $17.2 million or 5.9%. The impact of foreign currency fluctuations accounted for a decrease of approximately $35.3 million that was partially offset by new stores and acquisitions of $17.4 million. The remaining increase of $0.7 million was primarily provided by our operations in the United Kingdom which increased by 33.3% offset in part by both the U.S. Retail and Canadian consumer lending businesses, which decreased by 12.4% and 7.6%, respectively, reflecting the effects of the global recession. The increase in the United Kingdom is in part related to the strong growth in that country’s pawn lending business, which is included as “pawn service fees and sales” in the statement of operations.

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

Operating Expenses  Operating expenses were $346.0 million for the year ended June 30, 2009 compared to $373.0 million for the year ended June 30, 2008, a decrease of $26.9 million or 7.2%. The impact of foreign currency accounted for a decrease of approximately $38.7 million which was partially offset by the impact associated with the two acquisitions during the first half of fiscal 2008 of approximately $16.1 million. On a constant currency basis and after eliminating the impact of new stores and acquisitions, operating expenses decreased by $4.3 million. For the year ended June 30, 2009, total operating expenses increased to 65.6% of total revenue compared to 65.2% of total revenue for the year earlier period. After adjusting for constant currency reporting and eliminating the impact of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue increased from the reported amount of 65.6% in fiscal 2008 to 66.0% for fiscal 2009.

Relative to our business units, after excluding the impacts of foreign currency and acquisitions, U.S. Retail operating expenses decreased by $20.5 million and Canada’s expenses remained relatively flat. The results in the United States and Canada are consistent with the closure of approximately 70 U.S. and Canadian stores that was announced earlier in the year ended June 30, 2009. In addition, there were an additional 60 U.S. stores that were closed during June 2009. The adjusted operating expenses in the United Kingdom were up approximately $16.0 million for the year ended June 30, 2009 as compared to the prior year. The U.K. increase was primarily attributable to the categories of salary and benefits, occupancy, loan loss provision, depreciation and advertising which are all commensurate with growth in that country.

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

Provision for Litigation Settlements  Provisions for legal settlement were $57.9 million for fiscal 2009 compared to $0.3 million in the prior year. The increase was almost solely driven as a result of a fourth quarter charge of $57.4 million by our Canadian subsidiary, Money Mart, on account of the Ontario class action settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces.

Loss on Store Closings  The Company recognized loss on store closing expense of $10.3 million for the year ended June 30, 2009 as compared to the year earlier period amount of $1.0 million. Of the fiscal 2009 amount, $7.2 million was recognized in the United States, $$3.0 million in Canada and $0.2 million in the United Kingdom. These expenses were related to the Company’s actions to close under-performing locations as well as closing stores in states with uncertain or less favorable regulation or that are located in areas where the Company had only a few locations resulting in an inefficient cost infrastructure.

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

Interest Expense  Interest expense was $43.7 million for the year ended June 30, 2009 compared to $44.4 million for the preceding year. On June 27, 2007, we issued $200.0 million aggregate principal amount of the 2027 Notes in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2027 Notes were initially invested until approximately $131.4 million was utilized during fiscal 2008 for the American Payday Loans and The Check Cashing Store acquisitions. For the year ended June 30, 2009, there was an increase in net interest expense of approximately $3.0 million resulting from a decrease of interest income related to the lower amount of short-term invested cash due to the aforementioned fiscal 2008 acquisitions, as compared to the prior year. This was offset by a decrease of approximately $4.5 million in interest expense resulting primarily from the impact of foreign currency translation of interest expense in our Canadian and U.K. operations. With the early settlement of the U.K.’s cross-currency interest rate swaps that were executed during the fourth quarter of this fiscal year, the interest rate for our U.K. debt will now be recorded at the variable interest rates provided for in the credit agreement.

Income Tax Provision  The provision for income taxes was $15.0 million for fiscal 2009 compared to a provision of $36.0 million for fiscal 2008. Our effective tax rate for fiscal 2009 was 183.2%, which is a combination of an effective rate of 106.4% on continuing operations and other one-time charges reduced by the impact of a favorable settlement granted in a competent authority tax proceeding between the United States and Canadian tax authorities related to transfers pricing matters for years 2000 through 2003, the import of the convertible debt discount and an adjustment to our reserve for uncertain tax benefits related to years for which a settlement has not yet been received. The impact to our fiscal 2009 provision for income taxes related to these two items was $2.9 million. Our effective tax rate differs from the statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. The principal reason for the significant difference in the effective tax rate between periods was the $57.4 million charge to earnings in connection with the pending Ontario settlement and for the potential settlement of certain of the similar class action proceedings pending in other Canadian provinces. This charge caused a significant reduction in pre-tax income resulting in a material difference in the effective tax rate on continuing operations for fiscal 2009. Without the provision for legal settlements, the impact of the convertible debt discount and Competent Authority settlement the effective tax rate for fiscal 2009 would have been 48.6%.

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

Fiscal 2010 compared to Fiscal 2009

			% Inc/Dec -
	Year Ended June 30		Margin
	2010	2009	Change
	Thousands of US$

Revenue:
United States Retail	$127,754	$152,870	−16.4%
Operating margin	21.2%	15.1%	6.1 pts.
DFS	14,695	—	100.0%
Operating margin	65.0%	—	65.0 pts.
Canada	276,820	236,267	17.2%
Operating margin	48.8%	44.1%	4.7 pts.
United Kingdom	184,039	136,728	34.6%
Operating margin	41.4%	41.2%	0.2 pts.
Other	7,619	1,988	283.2%
Operating margin	−20.9%	−96.8%	75.9 pts.

Total Revenue	$610,927	$527,853	15.7%

Operating margin	$246,340	$181,804	35.5%

Operating margin %	40.3%	34.4%	5.9 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

			Pre-Tax
	Revenue		Income
	Year Ended		Year Ended
	June 30		June 30
	2010	2009	2010		2009

United States Retail	20.9%	29.0%	3.0%		−19.5%
DFS	2.4%	0.0%	6.0%		0.0%
Canada	45.3%	44.8%	57.9	%(1)	96.1	%(3)
United Kingdom	30.1%	25.9%	59.7	%(2)	51.0	%(4)
Other	1.3%	0.3%	−26.6%		−27.6%

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $22.6 million in provisions for litigation settlements, $12.2 million of loss on derivatives, $3.6 million in loss on extinguishment of debt and $2.2 million of unrealized foreign exchange loss.

(2)	Excludes $8.1 million of unrealized foreign exchange loss and $4.7 million in loss on extinguishment of debt.

(3)	Excludes $57.5 million in provisions for litigation settlements.

(4)	Excludes $5.5 million of unrealized foreign exchange gain.

United States Retail

Total U.S. Retail revenues were $127.8 million for the year ended June 30, 2010 compared to $152.9 million for the year ended June 30, 2009, a decrease of $25.1 million or 16.4%. The Company closed 114 under-performing U.S. stores during fiscal year 2009 and significantly reduced the related field management and store support functions. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $9.9 million and $13.9 million in check cashing and consumer lending revenue, respectively. The economic downturn contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 784 thousand with a corresponding decrease in face value of approximately $361.9 million primarily related to the closure of 114 U.S. stores during fiscal 2009 and the economic downturn. The face amount of the average check cashed by the Company decreased by 0.4%, and the average fee per transaction increased from $13.59 to $13.81.

The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, the Company has continued to take a more cautious approach to lending in all of our segments, including United States Retail. U.S. Retail funded loan originations decreased 14.0% or $81.7 million, for the year ended June 30, 2010 as compared to the year ended June 30, 2009, primarily due to the closure of 114 stores in fiscal 2009.

Operating margins in United States Retail increased to 21.2% for the year ended June 30, 2010 compared to 15.1% for the prior year. The U.S. Retail operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. The closure of 60 underperforming stores during the fourth quarter of fiscal 2009 is consistent with the Company’s U.S. Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown to be positive, resulting in improved year-over-year operating margins.

U.S. Retail pre-tax profit was $2.3 million for the year ended June 30, 2010 compared to a pre-tax loss of $11.8 million for the prior year. The improvement was the result of $3.9 million in increased operating profits, lower store closure costs by $5.0 million and a reduction in net corporate expenses of $4.8 million.

Dealers’ Financial Services (“DFS”)

We acquired Dealers’ Financial Services, LLC on December 23, 2009 and therefore the Company’s consolidated results for the year ended June 30, 2010 include 189 days of DFS results. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with approximately 600 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike the Company’s store-based businesses and will be reported as a stand-alone segment.

Canada

Total Canadian revenues were $276.8 million for the year ended June 30, 2010, an increase of 17.2%, or $40.6 million as compared to the year ended June 30, 2009. The impact of foreign currency rates accounted for $25.7 million of this increase. On a constant currency basis, revenues increased by $14.9 million. On a constant currency basis, check cashing revenues were down $4.6 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed - down by 11.0% and 10.7%, respectively. The average face amount per check increased marginally from $491.03 for the year ended June 30, 2009 to $492.80 for the current year, while the average fee per check increased by 4.9% for the year ended June 30, 2010 as compared to the year ended June 30, 2009. Consumer lending revenues in Canada increased by $12.8 million or 10.5% (on a constant currency basis) for the year ended June 30, 2010 as compared to the prior year.

Operating expenses in Canada increased $9.7 million or 7.3% from $132.0 million for the year ended June 30, 2009 to $141.7 million for the year ended June 30, 2010. The impacts of changes in foreign currency rates resulted in an increase of $13.5 million. The constant currency decrease of approximately $3.8 million is primarily related to decreases in provision for loan losses and returned check expenses, offset in part by increased expenses in advertising in relation to the new regulatory environment in Canada and a slight increase in salaries and benefits costs. On a constant currency basis, provision for loan losses, as a percentage of loan revenues decreased by 8.4 pts from 19.1% to 10.7%. Overall Canada’s operating margin percentage increased from 44.1% for the year ended June 30, 2009 to 48.8% for the year ended June 30, 2010. The solid improvement in this area is the result of increased consumer lending revenues and lower consumer lending losses, in addition to efforts to reduce costs and promote efficiencies. To date, provinces which comprise more than 95% of our Canadian company-operated store base have all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result, we have resumed our television advertising campaign in certain Canadian provinces and are beginning to experience an increase in the number of new customers conducting transactions in our Canadian stores.

The Canadian pre-tax income was $3.7 million for the year ended June 30, 2010 compared to pre-tax income of $5.8 million for the prior year, a decrease of $2.1 million. On a constant currency basis, pre-tax income was $6.7 million or an increase of approximately $1.0 million. On a constant currency basis, the positive impacts of increased operating margins of $18.7 million and lower litigation reserve provisions of $39.3 were principally offset by increased net corporate expenses of $13.2 million, additional interest expense of $25.8 million and $17.5 million of expenses related to the extinguishment of debt, non-cash valuation loss on the cross currency interest rate swaps and foreign exchange losses related to the Company’s senior notes.

United Kingdom

Total U.K. revenues were $184.0 million for the year ended June 30, 2010 compared to $136.7 million for the year earlier period, an increase of $47.3 million or 34.6%. On a constant currency basis and excluding the impact of acquisitions in the current fiscal year, U.K. year-over-year revenues have increased by $4.6 million, or 3.4%. In addition, on a constant currency basis and excluding the impact of acquisitions in the current and previous fiscal year, organic revenues increased by $8.5 million, or 7.0%. Consumer lending, pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $3.6 million, $2.7 million and $6.7 million, respectively. As in the U.S. Retail and Canadian business segments, U.K. check cashing revenues was impacted by the recession and the gradual migration away from paper checks, decreased by approximately $8.4 million, or 20.7% (also on a constant currency basis and excluding new stores and acquisitions).

U.K. operating expenses increased by $27.5 million, or 34.2% from $80.4 million for the year ended June 30, 2009 as compared to $107.8 million for the current year. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses decreased by $5.4 million or 6.7%. The decrease is consistent with the Company’s overall cost reduction focus. There was an increase of 5.3 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the loan loss rate for the year ended June 30, 2009 was 12.4% while for the current year, the rate increased to 17.7%. On a constant currency basis, the U.K. operating margin percentage has improved from 41.2% for the year ended June 30, 2009 to 41.5% for the current year due to the strong revenue growth offset in part with a marginal increase in costs.

The U.K. pre-tax income was $33.8 million for the year ended June 30, 2010 compared to $36.4 million for the prior year, a decrease of $2.6 million — on a constant currency basis, the decrease was $2.1 million. In addition to increased operating margins of $19.9 million and a reduction in interest expense of $3.1 million, pre-tax income was negatively impacted by expenses related to the Company’s recent refinancing efforts of $4.7 million, increased net corporate expenses of $4.8 million and a net change of $16.3 million in realized/unrealized foreign exchange losses — prior fiscal year had $7.4 million of gains and current fiscal year results include losses of $8.9 million.

Fiscal 2009 compared to Fiscal 2008

			% Inc/Dec -
	Year Ended June 30		Margin
	2009	2008	Change
	Thousands of US$

Revenue:
United States Retail	$152,870	$150,907	1.3%
Operating margin	15.1%	11.3%	3.8 pts.
Canada	236,267	279,491	−15.5%
Operating margin	44.1%	45.9%	(1.8) pts.
United Kingdom	136,728	138,962	−1.6%
Operating margin	41.2%	39.9%	1.3 pts.
Other	1,988	2,824	−29.6%
Operating margin	−96.8%	−52.7%	44.1 pts.

Total Revenue	$527,853	$572,184	−7.7%

Operating margin	$181,804	$199,230	−8.7%

Operating margin %	34.4%	34.8%	(0.4) pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Revenue		Pre-Tax Income
	Year Ended June 30		Year Ended June 30
	2009	2008	2009		2008

United States Retail	29.0%	26.4%	−19.5%		−6.5%
Canada	44.8%	48.8%	96.1	%(1)	86.6%
United Kingdom	25.9%	24.3%	51.0	%(2)	28.5%
Other	0.3%	0.5%	−27.6%		−8.6%

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $57.5 million of provision for legal settlements.

(2)	Excludes $5.5 million unrealized foreign exchange gain.

United States Retail

Total U.S. Retail revenues were $152.8 million for the year ended June 30, 2009 compared to $150.9 million for the year ended June 30, 2008, an increase of 1.3%. Excluding the impacts of acquisitions and new store activity, U.S. Retail revenues decreased by $20.0 million. This decline is primarily related to decreases of $8.1 million and $9.9 million in check cashing and consumer lending revenue, respectively. Excluding acquisition-related impacts, the face value of checks cashed and the number of checks cashed was down 17.3% and 21.9%, respectively. In addition to a general decrease in our U.S. Retail check cashing business and the continuing effects of the recession, the closure of 54 stores in the first quarter of the current fiscal year also negatively impacted U.S. Retail check cashing revenues on a year over year basis. However, as a result of the closure of these unprofitable stores, we increased our overall U.S. Retail margins. Check cashing revenues as reported are also lower as a result of lower average fees per check associated with the CCS operations acquired during December of 2007.

Increasing unemployment through all sectors of the U.S. economy in fiscal 2009 negatively impacted consumer lending volumes. As a result of current economic conditions, we took a more cautious approach to lending in all of our segments, including United States Retail. Additionally, the closure of underperforming stores during the first quarter of the fiscal 2009 contributed to lower year-over-year lending volumes. Lastly, excluding the impacts of acquisitions, U.S. funded loan originations decreased 14.8% or $51.5 million in fiscal 2009 as compared to the year earlier period.

Operating expenses in United States Retail decreased by $4.5 million, or 3.2%, from fiscal year 2008 as compared to fiscal 2009. Excluding the impacts of acquisitions, U.S. Retail operating expenses decreased by approximately $20.6 million. The decrease was due primarily to the closure of 54 underperforming stores and the Company’s efforts in the area of expense control. Further, the U.S. Retail provision for loan losses as a percentage of loan revenues decreased by 5.0 pts from 31.2% for the year ended June 30, 2008 as compared to 26.2% for the 2009 fiscal year due to improved collections and a tightening of our lending criteria.

Operating margins in United States Retail increased to 13.7% for the year ended June 30, 2009 compared to 10.1% for the prior fiscal year. U.S. Retail operating margins are significantly lower than the other segments. The primary drivers for this disparity are higher U.S. salary costs, somewhat higher occupancy costs and higher loan loss provisions. Management addressed the lower U.S. Retail margins, with the closure of 114 underperforming stores during the 2009 fiscal year. It is anticipated that the closure of these mostly underperforming stores will be accretive to earnings.

The U.S. Retail pre-tax loss was $11.8 million for the year ended June 30, 2009 compared to a pre-tax loss of $5.1 million for the same period in the prior year. The $6.7 million decline for fiscal 2009 can be primarily attributed to additional costs related to the closure of approximately 114 underperforming stores during the 2009 fiscal year.

Canada

Total Canadian revenues were $236.3 million for the year ended June 30, 2009, a decrease of 15.5% or $43.2 million as compared to the year earlier period. The impact of foreign currency rates accounted for $34.4 million of this decrease offset by $5.5 million of acquisitions and new stores. In constant currency and excluding the impacts of acquisitions and new stores, the net decrease of Canadian revenues from fiscal year 2008 compared to the 2009 fiscal year is $14.3 million and was impacted by the recession in 2009. Constant currency decreases of $5.6 million in check cashing revenues and $11.3 million in consumer lending revenues were offset by increases of $0.8 million in money transfer fees and $1.8 million in other revenues. On a constant currency basis, check cashing revenues in Canada were impacted by the recession and decreases in the number of checks and the face value of checks - down by 11.6% and 8.1%, respectively. The average face amount per check increased by 3.9%, while the average fee per check increased by 7.2% for the year ended June 30, 2009 as compared to the year ended June 30, 2008.

The decrease in Canadian consumer lending revenue is consistent with some of the same factors that were mentioned in relation to the U.S. Retail business, regarding the effects of the global recession on the Canadian economy and employment. In addition, our Canadian subsidiary diminished the scale and tone of its Canadian marketing and advertising campaigns, as many of the Canadian provinces were actively engaged in formulating and/or instituting their respective consumer lending regulations and rate structures. Accordingly, as expected, new customer growth in Canada softened. On a constant currency basis, company funded loan originations in Canada decreased $64.5 million or 6.8% in fiscal 2009 as compared to the fiscal year 2008.

Operating expenses in Canada decreased $19.3 million or 12.8% from $151.3 million for the year ended June 30, 2008 to $132.0 million in fiscal 2009. The entire decrease is related to the impacts of changes in foreign currency rates. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased modestly by 0.8 pts from 18.4% to 19.2%. Overall Canada’s operating margin percentage decreased from 45.9% to 44.0%. The decrease in operating margin percentage is primarily due to lower revenues offset in part by lower expenses through continued focus on our cost controls.

The Canadian pre-tax income was $0.8 million for the year ended June 30, 2009 compared to pre-tax income of $68.7 million for the same period in the prior year or a $67.9 million decline year-over-year. On a constant currency basis, pre-tax income decreased $66.3 million. The primary reason for the large decrease in pre-tax income was the $57.4 million expense related to the then pending, class action settlement and for the potential settlement of certain of the similar class action proceedings pending in the other Canadian provinces.

Other factors impacting the Canadian pre-tax income were lower operating margins and expenses related to the closure of approximately 20 under-performing locations. These additional expenses were primarily offset by lower corporate-related expenses, lower net interest expense and the benefit from an exercise of its in-the-money puts which are designated as cash flow hedges as well as gains from the revaluation of foreign currencies related to its foreign exchange product. The balance of the increase relates to a transfer pricing adjustment in the prior year.

United Kingdom

Total U.K. revenues were $136.7 million for the year ended June 30, 2009 compared to $139.0 million for the year earlier period, a decrease of $2.3 million. The current year results were impacted by foreign currency translation decreases of $32.8 million offset by revenue from acquisitions and new stores of $9.7 million. On a constant currency basis and excluding the impact of acquisitions and new stores, the U.K.’s revenues increased by $20.9 million or 15.0%. U.K. revenues exhibited growth in consumer lending and other revenues (pawn broking, gold scrap sales and foreign exchange products). As in the U.S. Retail and Canadian business segments, U.K. check cashing revenues — on a constant currency basis and excluding acquisitions and new stores — decreased by approximately $9.8 million, or 17.0%. The U.K. recession and rising unemployment and the shrinking construction industry in the London area, principally due to the slower housing market, were the primary drivers of the decreased check cashing fees in the United Kingdom.

The U.K. business showed strong growth in both consumer lending and other revenues. On a constant currency basis and excluding the impacts of acquisitions and new stores, consumer lending revenues increased by $21.8 million or 33.3% and other revenues increased by $8.0 million or 74.9%. The increase in other revenues is principally due to the success of the foreign exchange product, the debit card business, gold sales and other ancillary products. On a constant currency basis, U.K. loan originations for the current quarter increased by $122.5 million or 33.9%. Consumer lending in the U.K. continues to benefit from a growing market for its loan products, in addition to strong growth in the pawn business, which primarily consists of loans on collateralized gold jewelry.

Operating expenses in the United Kingdom decreased by $3.1 million, or 3.7% from $83.5 million for the year ended June 30, 2008 as compared to $80.3 million for the 2009 fiscal year. Excluding the impacts of changes in foreign currency translation rates, U.K. store and regional expenses increased by $16.0 million. The primary factors in the increased expenses were in the areas of salary/benefits, occupancy and depreciation — all areas that are consistent with an operation that is in a growth mode and has added approximately 25 new stores through either acquisition or de novo store builds. There was an increase of 1.0 pt relating to the provision for loan losses as a percentage of loan revenues. On a constant currency basis, the rate for the year ended June 30, 2008 was 9.9% while for the current fiscal year, the rate has increased to 10.9%. On a constant currency basis, U.K. operating margin percentage has improved from 39.9% for the year earlier period to 41.3% for fiscal 2009 ended June 30, 2009 due to the strong revenue growth offset in part with a marginal increase in costs.

The U.K. pre-tax income was $36.4 million for the year ended June 30, 2009 compared to $22.7 million for the same period in the prior year or an increase of $13.7 million. On a constant currency basis the increase year-over-year was $22.8 million. In addition to the aforementioned increase in operating margins, the U.K. business benefited from the exercise of its in-the-money put options which are designated as cash flow hedges. Furthermore, the unrealized gain of its term loans which are not denominated in GBP and the revaluation of foreign currencies held in U.K. stores for its foreign currency exchange product contributed to the balance of the increase.

Balance Sheet Variations

June 30, 2010 compared to June 30, 2009

The Company’s cash balances increased from $209.6 million at June 30, 2009 to $291.3 million at June 30, 2010 primarily as the result of excess cash generated from the Company’s December 2009 refinancing activities.

Loans receivable, net increased by $23.6 million to $138.3 million at June 30, 2010 from $114.7 million at June 30, 2009. Loans receivable, gross increased by $28.3 million and the related allowance for loan losses increased by $4.7 million. The U.K., Canadian and Poland business units showed increases in their loan receivable balances of $20.2 million, $4.2 million and $4.9 million, respectively. The significant increase in the U.K. receivable balance was primarily related to the Internet loan business as well as the recently acquired S&R business. The U.S. Retail business had a decrease of $1.1 million. In constant dollars, the allowance for loan losses increased by $5.7 million and increased to 11.0% of the outstanding principal balance at June 30, 2010 as compared to 9.6% at June 30, 2009. The following factors impacted this area:

•	Continued improvements in U.S. collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased by 9.7% from 4.6% at June 30, 2009 compared to 4.1% at June 30, 2010.

•	In constant currency, the Canadian ratio of allowance for loan losses as a percentage of loans outstanding has decreased from 3.3% at June 30, 2009 to 2.7% at June 30, 2010. The Loans receivable, net continues to show improvement with the loan loss reserve as a percentage of outstanding principle dropping from 2.9% at June 30, 2009 to 1.9% at June 30, 2010.

•	In constant currency, the U.K.’s allowance for loan losses decreased from approximately 8.5% of outstanding principal at June 30, 2009 to 6.4% at June 30, 2010. A significant factor in this improvement is the increasing pawn receivable balances which carry a much lower loan loss reserve percentage.

•	The impact of a larger loan portfolio in Poland, which carries a higher loan loss reserve percentage than our single payment CTP portfolio, impacted the overall loan loss reserve as a percentage of gross loans receivable.

Other receivables increased by $10.0 million from $7.3 million at June 30, 2009 to $17.3 million at June 30, 2010. The Company’s recent acquisitions accounted for $5.7 million of the increase. The remaining increase was primarily related to the timing of settlements with vendors associated with our money order business and foreign currency translation impacts.

Goodwill and other intangibles increased $154.7 million, from $454.3 million at June 30, 2009 to $609.0 million at June 30, 2010, due to $150.0 million of additional goodwill and intangibles associated with acquisitions during the current fiscal year and foreign currency translation impacts of approximately $7.9 million, partially offset by amortization of $3.2 million.

Debt issuance costs, net of accumulated amortization increased from $9.9 million at June 30, 2009 to $18.7 million at June 30, 2010 in connection with the Company’s refinancing activities in December 2009.

Accounts Payable increased $8.6 million from $36.3 million at June 30, 2009 to $44.9 million at June 30, 2010 due primarily to timing of settlements with vendors and an accrual of an earn-out payment related to the Express Finance acquisition.

Accrued expenses and other liabilities increased $22.0 million from $70.6 million at June 30, 2009 to $92.6 million at June 30, 2010 due primarily to a $10.9 million increase in accrued payroll, increases in accrued interest expense of $3.2 million and an increase of $2.9 million to legal settlement reserves. Foreign currency translation adjustments also accounted for approximately $3.2 million of the increase.

The fair value of derivatives increased from a liability position of $10.2 million at June 30, 2009 to a liability of $47.4 million as of June 30, 2010, a change of $37.2 million. The change in the fair value of these cross-currency interest rate swaps are a result of the change in the foreign currency exchange rates and interest rates related to the legacy tranche of 2006 Canadian term loans.

Other long-term liabilities increased $27.1 million primarily due to accrued legal settlement reserves related to the Canadian provinces class action litigation.

Long-term debt increased by $194.9 million from $530.4 million at June 30, 2009 to $725.3 million at June 30, 2010 as the result of the Company’s refinancing activities in December 2009.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the year ended June 30, 2010, cash and cash equivalents increased $81.7 million which is net of a $9.6 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the U.K. and Canadian business units.

Liquidity and Capital Resources

Our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.

Net cash provided by operating activities was $80.8 million for fiscal 2008, $59.2 million in fiscal 2009 and $86.7 million for fiscal 2010. The increase in net cash provided by operations was primarily the result of strong operating results, the impact of foreign exchange rates on translated net income and timing differences in payments to third party vendors.

Net cash used in investing activities was $167.0 million in fiscal 2008, $42.0 million in fiscal 2009 and $184.4 million in fiscal 2010. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. For fiscal 2008, we made capital expenditures of $23.5 million and acquisitions of $143.4 million compared to capital expenditures of $15.7 million and acquisitions of $26.2 million in fiscal 2009. During fiscal 2010, we made capital expenditures of $29.4 million and acquisitions of $155.1 million. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash provided by financing activities was $0.3 million for fiscal 2008 compared to net cash provided by financing activities of $2.7 million for fiscal 2009 and $169.8 million in fiscal 2010. The cash provided by financing activities during fiscal 2010 was primarily a result of $596.4 million in proceeds from the 10.375% Senior Notes due 2016, in part offset by a repayment of our term debt in the amount of $369.2 million, $32.0 million for the repurchase of 2.875% Senior Convertible Notes due 2027 and payment of debt issuance costs of $19.8 million. The cash provided by financing activities during fiscal 2009 was primarily a result of the proceeds from termination of the U.K. cross currency swaps of $14.4 million and $3.3 million proceeds from the exercise of stock options. This was partially offset by $7.4 million in debt payments of and $7.5 million for stock repurchased in fiscal 2009. The cash provided by financing activities during fiscal 2008 was primarily a result of the use of the overdraft facility in the United Kingdom in the amount of $5.3 million, proceeds from of the exercise of stock options of $1.1 million and $1.0 million due to the decrease of restricted cash. This was partially offset by scheduled principal payments on our legacy long term debt obligations which totaled $6.5 million.

Senior Secured Credit Facility  On December 23, 2009, we amended and restated our senior credit facility and repaid a substantial portion of our term indebtedness thereunder. Subsequently, in June 2010, we repaid all of the remaining outstanding legacy term indebtedness under our credit facility. Our revolving credit facility contains certain financial and other restrictive covenants, which among other things, requires us to achieve certain financial ratios, limits capital expenditures, restricts the magnitude of payment of dividends and obtain certain approvals if we want to increase borrowings. As of June 30, 2010, we are in compliance with all such covenants.

After giving effect to such amendments and prepayments, our senior credit facility is comprised of a $75.0 million revolving loan facility to which Dollar Financial Group, Inc, our U.S. subsidiary, would be the borrower, which we refer to as the U.S. Revolving Loan, and a CAD 28.5 million revolving loan facility, to which National Money Mart Company, our Canadian operating subsidiary would be the borrower, which we refer to as the Canadian Revolving Loan.

A portion of the U.S. Revolving Loan ($7.5 million) terminates on October 30, 2011, and the remainder ($67.5 million) will terminate on December 31, 2014. The portion of the U.S. Revolving Loan that expires on October 30, 2011 bears an interest rate of LIBOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of LIBOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The U.S. Revolving Loan may be subject to mandatory reduction and to mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the U.S. Revolving Loan is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Up to $30.0 million may be used in connection with letters of credit. At June 30, 2010, our borrowing capacity under the U.S. Revolving Loan was $65.4 million. There was no indebtedness outstanding under the U.S. Revolving Loan as of June 30, 2010 and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, N.A. which guarantee the performance of certain of our contractual obligations.

A portion of the Canadian Revolving Loan (CAD 2.7 million) terminates on October 30, 2011, and the remainder (CAD 25.8 million) will terminate on December 31, 2014. The portion that expires on October 30, 2011 bears an interest rate of CDOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of CDOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the Canadian Revolving Loan is limited to the lesser of the total commitment of CAD 28.5 million or 85% of certain combined liquid assets of our Canadian and United Kingdom subsidiaries, National Money Mart Company and Dollar Financial U.K. Limited, and their respective subsidiaries. At June 30, 2010, the borrowing capacity was CAD 28.5 million. There was no outstanding indebtedness under the Canadian Revolving Loan at June 30, 2010.

United Kingdom Overdraft Facility  In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. There was no outstanding indebtedness under the United Kingdom facility at June 30, 2010. We have the right of offset under the overdraft facility, by which we net our cash bank accounts with our lender and the balance on the overdraft facility. Amounts outstanding under the United Kingdom overdraft facility bear interest at a rate of the Bank Base Rate (0.5% at June 30, 2010) plus 2.0%. Interest accrues on the net amount of the overdraft facility and the cash balance.

Long-Term Debt  As of June 30, 2010, our long term debt consisted of $596.7 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $38.3 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $84.9 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes and $5.4 million of term loan owed by the recently acquired pawn business by our U.K. subsidiary in the fourth quarter of fiscal 2010.

Through a series of privately negotiated transactions with certain holders of our 2027 notes in December 2009, pursuant to which such the holders exchanged an aggregate of $120.0 million principal amount of the 2027 notes held by such holders for an equal aggregate principal amount of our new 2028 notes. Holders have the right to convert the 2028 notes into cash and, if applicable, shares of our common stock upon the satisfaction of certain conditions. The initial conversion rate of the 2028 notes is 34.5352 per $1,000 principal amount of 2028 notes (equivalent to an initial conversion price of approximately $28.956 per share). The 2028 notes accrue interest at a rate of 3.00% per annum and mature on April 1, 2028.

In February 2010, we repurchased $35.2 million aggregate principal amount of our 2027 notes in privately negotiated transactions with three of the holders of the 2027 notes. The purchase price paid was 91% of the stated principal amount of the repurchased 2027 notes for an aggregate price of $32.0 million.

On December 23, 2009, our Canadian subsidiary, National Money Mart Company, sold pursuant to Rule 144A under the Securities Act of 1933, as amended, $600 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

Operating Leases.  Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2010, excluding periodic interest payments, include the following (in thousands):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Revolving credit facilities	$2,722	$2,722	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600,000	—	—	—	600,000
2.875% Senior Convertible Notes due 2027	44,800	—	—	—	44,800
3.0% Senior Convertible Notes due 2028	120,000	—	—	—	120,000
Other Notes Payable	5,979	561	5,418	—	—
Obligations under Canadian Class Action Settlement Agreements Payable in Cash	32,283	25,211	7,072	—	—
Operating lease obligations	154,046	36,734	54,259	32,532	30,521

Total contractual cash obligations	$959,830	$65,228	$66,749	$32,532	$795,321

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

Impact of Recent Accounting Pronouncements

There are no material recently issued accounting pronouncements that we have not yet adopted.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates and currency translation exchange rates. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest. With the repayment of its legacy variable rate term credit facilities during fiscal 2010 with the proceeds of a fixed rate bond issuance without termination of its Canadian cross currency swaps hedging the debt, we are exposed to adverse changes in interest rates through the swap that will likely have an impact on our future consolidated statement of financial position. See the section entitled “Cross Currency Interest Rate Swaps”.

Foreign Currency Exchange Rate Risk

Put Options

Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2010, we did not hold any put options. At times throughout the year we used purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of June 30, 2010, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for fiscal 2010.

Canadian operations (exclusive of unrealized foreign exchange losses of $2.2 million, loss on extinguishment of debt of $3.6 million, litigation expense of $22.6 million, loss on derivatives not designated as hedges of $12.9 million and the loss on store closings of $0.9 million) accounted for approximately 56.7% of consolidated pre-tax earnings, adjusted for the items referred to above, for the twelve months ended June 30, 2010 and 93.3% of consolidated pre-tax earnings (exclusive of litigation expense of $57.5 million and the loss on store closings of $3.0 million) for the twelve months ended June 30, 2009. U.K. operations (exclusive of the loss on extinguishment of debt of $4.7 million and unrealized foreign exchange translation losses of $8.0 million) accounted for approximately 57.2% of consolidated pre-tax earnings for the twelve months ended June 30, 2010 and 43.9% of consolidated pre-tax earnings (exclusive of the unrealized foreign exchange translation gain of $5.5 million) for the twelve months ended June 30, 2009. U.S. operations (exclusive of the loss on extinguishment of debt of $1.2 million, litigation expense of $6.4 million and losses on store closings of $2.4 million) accounted for approximately 12.7% of consolidated pre-tax earnings for the twelve months ended June 30, 2010 and 37.2% of consolidated pre-tax earnings (exclusive of litigation expense of $0.4 million and losses on store closings of $7.2 million) for the twelve months ended June 30, 2009. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $13.3 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange translation losses of $10.2 million, losses on derivatives not designated as hedges of $12.9 million, litigation expense of $22.6 million and losses on store closings of $0.9 million) by approximately $9.2 million for the twelve months ended June 30, 2010 and $9.7 million (exclusive of the unrealized foreign exchange translation gain of $5.5 million, litigation expense of $57.5 million and losses on store closings of $3.2 million) for the twelve months ended June 30, 2009. This impact represents 11.3% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2010 and 13.7% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2009. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $21.8 million for the year ended June 30, 2010 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

Cross-Currency Interest Rate Swaps

In December 2006, we entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our legacy U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.

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

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts after giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009 these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2010 is a liability of $47.4 million and is included in fair value of derivatives on the balance sheet. During fiscal 2010 we recorded $12.9 million in earnings related to the ineffective portion of these cash flow hedges.

On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 183.6 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.3 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on both of the interest rate swaps in order to secure these amendments, the impact of which resulted in a non-cash $9.2 million charge in the statement of operations.

Item 8.	FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Dollar Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2010. Their report is included herein.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood

Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer	Executive Vice President and
August 31, 2010	Chief Financial Officer
August 31, 2010

/s/ William M. Athas	/s/ Pete Sokolowski

William M. Athas	Pete Sokolowski
Senior Vice President of Finance and	Senior Vice President of Finance
Corporate Controller	and Corporate Treasurer
August 31, 2010	August 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dollar Financial Corp.

We have audited Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dollar Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dollar Financial Corp. as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of Dollar Financial Corp. and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dollar Financial Corp.

We have audited the accompanying consolidated balance sheets of Dollar Financial Corp. as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Financial Corp. at June 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dollar Financial Corp.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 31, 2010

DOLLAR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	June 30,
	2009	2010

ASSETS
Current Assets
Cash and cash equivalents	$209,602	$291,294
Loans receivable, net:
Loans receivable	126,826	155,158
Less: Allowance for loan losses	(12,132)	(16,846)

Loans receivable, net	114,694	138,312
Loans in default, net of an allowance of $17,000 and $14,448	6,436	7,260
Other receivables	7,299	17,263
Prepaid expenses and other current assets	22,794	25,766
Current deferred tax asset, net of valuation allowance of $4,816 and $4,861	39	978

Total current assets	360,864	480,873
Deferred tax asset, net of valuation allowance of $84,972 and $80,153	27,062	22,585
Property and equipment, net of accumulated depreciation of $99,803 and $117,169	58,614	67,537
Goodwill and other intangibles	454,347	608,986
Debt issuance costs, net of accumulated amortization of $6,815 and $3,510	9,869	18,654
Other	10,709	15,986

Total Assets	$921,465	$1,214,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,298	$44,885
Income taxes payable	14,834	6,192
Accrued expenses and other liabilities	70,588	92,573
Debt due within one year	5,880	3,283
Current deferred tax liability	71	295

Total current liabilities	127,671	147,228
Fair value of derivatives	10,223	47,381
Long-term deferred tax liability	18,876	24,046
Long-term debt	530,425	725,309
Other non-current liabilities	25,192	52,314
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,102,985 shares and 24,359,459 shares issued and outstanding at June 30, 2009 and June 30, 2010, respectively	24	24
Additional paid-in capital	311,301	331,090
Accumulated deficit	(110,581)	(115,480)
Accumulated other comprehensive income	8,018	2,686

Total Dollar Financial Corp. stockholders’ equity	208,762	218,320
Non-controlling interest	316	23

Total stockholders’ equity	209,078	218,343

Total Liabilities and Stockholders’ Equity	$921,465	$1,214,621

See notes to consolidated financial statements

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Year Ended June 30,
	2008	2009	2010

Revenues:
Check cashing	$196,580	$164,598	$149,474
Fees from consumer lending	282,480	266,506	319,465
Money transfer fees	27,512	26,823	27,464
Pawn service fees and sales	12,116	13,794	19,899
Other	53,496	56,132	94,625

Total revenues	572,184	527,853	610,927

Operating expenses:
Salaries and benefits	159,363	145,716	153,976
Provision for loan losses	58,458	52,136	45,876
Occupancy	43,018	41,812	43,280
Depreciation	13,663	13,075	14,334
Returned checks, net and cash shortages	20,360	16,021	9,038
Maintenance and repairs	11,962	11,836	11,867
Advertising	9,398	8,359	16,692
Bank charges and armored carrier service	13,494	13,357	13,892
Other	43,238	43,737	55,632

Total operating expenses	372,954	346,049	364,587

Operating margin	199,230	181,804	246,340

Corporate and other expenses:
Corporate expenses	70,859	68,217	86,824
Other depreciation and amortization	3,902	3,827	7,325
Interest expense, net	44,378	43,696	68,932
Loss on extinguishment of debt	97	—	9,531
Unrealized foreign exchange (gain) loss	—	(5,499)	10,145
Loss (gain) on derivatives not designated as hedges	185	(45)	12,948
Provision for litigation settlements	345	57,920	29,074
Loss on store closings	993	10,340	3,314
Other (income) expense, net	(908)	(4,853)	2,070

Income before income taxes	79,379	8,201	16,177
Income tax provision	36,015	15,023	21,369

Net income (loss)	$43,364	$(6,822)	$(5,192)
Less: Net loss attributable to non-controlling interests	—	—	(293)

Net income (loss) attributable to Dollar Financial Corp.	$43,364	$(6,822)	$(4,899)

Net income (loss) per share attributable to Dollar Financial Corp.:
Basic	$1.80	$(0.28)	$(0.20)
Diluted	$1.77	$(0.28)	$(0.20)
Weighted average shares outstanding:
Basic	24,106,392	24,012,705	24,106,565
Diluted	24,563,229	24,012,705	24,106,565

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional		Non-	Comprehensive	Total
	Outstanding		Paid-in	Accumulated	Controlling	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance, June 30, 2007	24,133,800	$24	$305,376	$(147,123)	$—	$41,622	$199,899
Comprehensive income (loss)
Foreign currency translation						302	302
Cash Flow Hedges						(7,870)	(7,870)
Net income				43,364			43,364

Total comprehensive income							35,796
Restricted stock grants	53,108
Stock options exercised	79,544		1,055				1,055
Vested portion of granted restricted stock and restricted stock units			923				923
Retirement of common stock	(37,274)
Other stock compensation			1,759				1,759

Balance, June 30, 2008	24,229,178	24	309,113	(103,759)	—	34,054	239,432

Comprehensive income (loss)
Foreign currency translation						(17,884)	(17,884)
Cash Flow Hedges						(8,152)	(8,152)
Net loss				(6,822)			(6,822)

Total comprehensive loss							(32,858)
Restricted stock grants	180,655
Stock options exercised	260,545		3,317				3,317
Vested portion of granted restricted stock and restricted stock units			3,626				3,626
Purchase and retirement of treasury shares	(535,799)		(7,492)				(7,492)
Retirement of common stock	(31,594)
Other stock compensation			2,737				2,737
Purchase of Optima, S.A.					316		316

Balance, June 30, 2009	24,102,985	24	311,301	(110,581)	316	8,018	209,078

Comprehensive income (loss)
Foreign currency translation						(7,753)	(7,753)
Cash Flow Hedges						2,421	2,421
Net loss				(4,899)			(4,899)

Total comprehensive loss							(10,231)
Restricted stock grants	231,084
Stock options exercised	88,508		1,458				1,458
Vested portion of granted restricted stock and restricted stock units			2,843				2,843
Retirement of common stock	(63,118)
Other stock compensation			2,971				2,971
Net loss attributable to non-controlling interest					(293)		(293)
Debt Discount			32,897				32,897
Retirement of Debt Discount			(20,380)				(20,380)

Balance, June 30, 2010	24,359,459	24	331,090	(115,480)	23	2,686	218,343

See accompanying notes.

DOLLAR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2008	2009	2010

Cash flows from operating activities:
Net income (loss)	$43,364	$(6,822)	$(4,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,624	19,912	25,027
Loss on extinguishment of debt	97	—	9,531
Change in fair value of derivatives not desginated as hedges	—	—	3,597
Provision for loan losses	58,458	52,136	45,876
Non-cash stock compensation	2,682	6,363	5,814
Non-controlling interest	—	—	(293)
Losses on disposal of fixed assets	518	3,232	1,242
Unrealized foreign exchange (gain) loss	—	(5,499)	9,914
Deferred tax provision (benefit)	5,972	(10,549)	651
Accretion of debt discount and deferred issuance costs	8,142	8,933	13,423
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(76,478)	(44,342)	(66,738)
Increase in prepaid expenses and other	(9,943)	(5,563)	(3,611)
Provision for litigation settlements	—	49,219	24,603
Increase (decrease) in accounts payable, accrued expenses and other liabilities	27,320	(7,816)	22,567

Net cash provided by operating activities	80,756	59,204	86,704
Cash flows from investing activities:
Acquisitions, net of cash acquired	(143,428)	(26,219)	(155,052)
Additions to property and equipment	(23,528)	(15,735)	(29,395)

Net cash used in investing activities	(166,956)	(41,954)	(184,447)
Cash flows from financing activities:
Decrease in restricted cash	1,014	—	—
Proceeds from issuance of 10.375% Senior Notes	—	—	596,388
Proceeds from termination of cross currency swaps	—	14,353	—
Proceeds from the exercise of stock options	1,055	3,317	1,458
Repurchase of common stock	—	(7,492)	—
Repayment of term loan notes	—	—	(369,241)
Other debt payments	(4,391)	(3,619)	(6,992)
Repayment of 9.75% Senior Notes due 2011	(2,179)	—	—
Repurchase of 2.875% Senior Convertible Notes due 2027	—	—	(32,032)
Net increase (decrease) in revolving credit facilities	5,243	(3,762)	—
Payment of debt issuance costs	(454)	(128)	(19,790)

Net cash provided by financing activities	288	2,669	169,791
Effect of exchange rate changes on cash and cash equivalents	4,681	(20,031)	9,644

Net (decrease) increase in cash and cash equivalents	(81,231)	(112)	81,692
Cash and cash equivalents at beginning of period	290,945	209,714	209,602

Cash and cash equivalents at end of period	$209,714	$209,602	$291,294

Supplemental disclosures of cash flow information:
Interest paid	$37,843	$32,946	$48,349
Income taxes paid	$29,241	$25,788	$22,852

See accompanying notes.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of Dollar Financial Corp. and its wholly-owned subsidiaries (collectively, the “Company”). Dollar Financial Corp. is the parent company of Dollar Financial Group, Inc. (“OPCO”). The activities of Dollar Financial Corp. consist primarily of its investment in OPCO. Dollar Financial Corp. has no employees or operating activities.

Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,180 locations (of which 1,058 are company owned) operating principally as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and The Check Cashing Store in 17 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,173 locations (including 1,058 company-owned) in 15 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign currency exchange and various other related services. The Company also provides financial services to the general public in Poland through in-home servicing. The Company’s network also includes a U.K. and Canadian Internet-based consumer lending business as well as a U.K. based merchant cash advance business that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts.

Through Dealers’ Financial Services, LLC and its wholly owned subsidiary, Dealers’ Financial Services Reinsurance Ltd. (together, “DFS”), the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes, litigation reserves and impairment assessment of goodwill and other intangible assets and litigation reserves. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

With respect to company-operated stores, revenues from the Company’s check cashing, money order sales, money transfer and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The Company’s standard franchise agreement grants to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance and after the franchised location has opened, the Company also provides updates to the software, samples of certain advertising and promotional materials and other post-opening assistance.

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

Secured pawn loans are offered at most of our retail financial services locations in the United Kingdom. We also operate two traditional pawn shops in Edinburgh and Glasgow, Scotland, and three pawn shops in London, England specializing in high value gold jewelry, watches and diamonds. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Excess funds received from the sale are repaid to the customer. As with our single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by the Company concurrent with the funding of loans by the lending financial institution. The Company also earns additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Loans in Default

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provisions in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provisions. If the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Other receivables

Other receivables consist primarily of franchise and other third-party receivables.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with ASC 350, (formerly, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”) goodwill is assigned to reporting units, which the Company has determined to be its reportable operating segments of United States Retail, Canada, the United Kingdom, DFS and Poland (which is reported in Other). The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The determination of the operating segments being equivalent to the reporting units for goodwill allocation purposes is based upon our overall approach to managing our business along operating segment lines, and the consistency of the operations within each operating segment. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform a second step to the impairment test, as this is an indication that the reporting unit goodwill may be impaired. If, after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss is recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights and DFS’ MILES program, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

The Company considers the goodwill impairment and indefinite intangible impairment process to be one of the critical accounting estimates used in the preparation of its consolidated financial statements. The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make various judgmental assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the Company’s long-term business plan period. The Company performs its goodwill impairment test annually as of June 30, and its reacquired franchise rights impairment test annually as of December 31. At the date of its last evaluations, there was no impairment of goodwill or reacquired franchise rights. However, the Company may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if it experiences a significant disruption to its business, unexpected significant declines in its operating results, divestiture of a significant component of its business, a sustained decline in market capitalization, particularly if it falls below the Company’s book value, or a significant change to the regulatory environment in which the Company operate. While the Company believes that it has made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible a material change could occur, including if actual experience differs from the assumptions and considerations used in the Company’s analyses. These differences could have a material adverse impact on the consolidated results of operations, and cause the Company to perform the second step impairment test, which could result in a material impairment of the Company’s goodwill. The Company will continue to monitor its actual cash flows and other factors that may trigger a future impairment in the light of the continuing global downturn.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 7).

Operating Expenses

The direct costs incurred in operating the Company’s business have been classified as operating expenses. Operating expenses include salaries and benefits of store and regional employees, provisions for loan losses, rent and other occupancy costs, depreciation of property and equipment used to operate our business, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, maintenance and repairs and other costs incurred by the stores. Excluded from operating expenses are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

Company-Funded Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for consumer loans that the Company directly originates. To estimate the appropriate level of loan loss reserves, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Company-Funded Consumer Loan Loss Reserves Policy (continued)

that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods.

Generally, when a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and is included in loan loss provision expense in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is included in loan loss provision expense. If a loan remains in defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks.

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within our consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, the Company establishes a valuation allowance. The Company intends to reinvest our foreign earnings and a result, they do not provide a deferred tax liability on foreign earnings.

The Company accounts for uncertainty in income taxes pursuant to Financial Accounting Standards Board (the “FASB”) Accounting Codification Statement (“ASC”) 740, Income Taxes (“ASC 740”). The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $9.4 million, $8.4 million and $16.7 million for the three years ended June 30, 2008, 2009 and 2010, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s 2.875% Senior Convertible Notes due 2027 issued by Dollar Financial Corp. (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 (the “2028 Notes”) and the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

10 3/8% Senior Notes due 2016 issued by the Company’s Canadian subsidiary, National Money Mart Company (the “2016 Notes”), are based on broker quotations.

The total fair value of the 2027 Notes and the 2028 Notes were approximately $40.0 million and $143.5 million, respectively, at June 30, 2010. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $609.0 million at June 30, 2010.

The Company’s financial instruments consist of cash and cash equivalents, derivatives, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value net of allowance for loan loss.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities (continued)

comprehensive income as a separate component of stockholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in other income/expense on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates.

Cross-Currency Interest Rate Swaps

From time to time, the Company enters into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its foreign denominated variable rate term loan borrowing. In the past, the Company designated derivative contracts as cash flow hedges for accounting purposes. The Company recorded foreign exchange re-measurement gains and losses related to the term loans and also records the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in the Company’s consolidated statements of operations. Because these derivatives were designated as cash flow hedges, the Company recorded the effective portion of the after-tax gain or loss in other comprehensive income, which was subsequently reclassified to earnings in the same period that the hedged transactions affect earnings.

At such time that the derivatives no longer met the requirements of hedge accounting and to the extent that third party debt remained outstanding, the Company concluded that the original hedged transactions were still probable of occurring. Therefore, in accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company continued to report the net gain or loss related to the discontinued cash flow hedges in other accumulated comprehensive income and is subsequently reclassifying such amounts into earnings over the remaining original term of the derivative as the hedged forecasted transactions are recognized in earnings.

Foreign Currency Translation and Transactions

The Company operates financial service outlets in Canada, the United Kingdom and Poland. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions including the revaluation of non-functional denominated debt are included in other expense (income), net.

Earnings per Share

Basic earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding, after adjusting for the dilutive effect of

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Earnings per Share (continued)

stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended June 30,
	2008	2009	2010

Net income (loss) attributable to Dollar Financial Corp.	$43,364	$(6,822)	$(4,899)
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	24,106	24,013	24,107
Effect of dilutive stock options(2)	429	—	—
Effect of unvested restricted stock and restricted stock unit grants(2)	28	—	—

Weighted average number of shares of common stock outstanding — diluted	24,563	24,013	24,107

(1)	Excludes 52, 105 and 101 shares of unvested restricted stock which are included in total outstanding shares of common stock as of June 30, 2008, 2009 and 2010, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net losses during fiscal 2009 and fiscal 2010, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all periods presented. The adoption impacted the accounting for the 2027 Notes and, after their issuance in December 2009, the 2028 Notes, resulting in additional interest expense of approximately $7.8 million, $8.6 million and $8.9 million in fiscal years 2008, 2009 and 2010, respectively. Also, the adoption of the Statement reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the remaining expected life of the debt.

In June, 2009, the FASB issued ASC 105-10 (formerly SFAS 168), Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this Statement for the quarterly period ended September 30, 2009, as required.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this Statement for the quarterly period ended March 31, 2010, as required, and adoption has not had a material impact on the Company’s consolidated financial statements.

3.	Supplementary Cash Flow Information

Non-Cash Transactions

In fiscal 2010, the Company wrote-off $9.5 million related to losses on extinguishment of debt, consisting of $5.0 million of unamortized deferred issuance costs related to the Company’s amended and restated credit agreement, $3.9 million of non-cash interest from the terminated U.K. cross-currency swaps and $0.6 million of charges related to the repurchase of $35.2 million aggregate principal amount of the 2027 Notes in February 2010.

4.	Stock Based Compensation Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) provides that 1,718,695 shares of its common stock may be awarded to employees or consultants of the Company. The awards, at the discretion of the Company’s Board of Directors, may be issued as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

On November 15, 2007, at the Company’s 2007 Annual Meeting of Stockholders, the stockholders adopted the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to officers, employees, non-employee members of the Board, independent consultants and contractors of the Company and any parent or subsidiary of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 2,500,000, provided, however, that no more than 1,250,000 shares of the Company’s common stock may be awarded as restricted stock or restricted stock unit Awards. The shares of the Company’s common stock that may be issued under the 2007 Plan may be authorized, but unissued, or reacquired shares of common stock. No grantee may receive an Award relating to more than 500,000 shares of the Company’s common stock in the aggregate per fiscal year under the 2007 Plan.

Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date, no stock appreciation rights have been granted under either plan.

Compensation expense related to share-based compensation included in the statement of operations for the twelve months ended June 30, 2008, 2009 and 2010 was $2.6 million, $4.1 million and $4.9 million, respectively, net of related tax effects.

The following table presents information on stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(years)	Value
				($ in millions)

Options outstanding at June 30, 2007
(1,020,716 shares exercisable)	1,297,600	$15.58
Granted	383,680	$18.12
Exercised	(79,544)	$13.25
Forfeited	(59,373)	$17.68

Options outstanding at June 30, 2008
(1,028,778 shares exercisable)	1,542,363	$16.25
Granted	457,723	$8.49
Exercised	(260,545)	$12.73
Forfeited	(164,357)	$16.42

Options outstanding at June 30, 2009
(911,623 shares exercisable)	1,575,184	$14.56
Granted	489,657	$17.99
Exercised	(88,508)	$16.48
Forfeited	(37,610)	$15.18

Options outstanding at June 30, 2010	1,938,723	$15.33	7.5	$9.9

Exercisable at June 30, 2010	1,199,015	$15.46	6.5	$6.1

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised for the years ended June 30, 2008, 2009 and 2010 was $1.1 million, $1.5 million and $0.7 million, respectively. As of June 30, 2010, the total unrecognized compensation to be recognized over an estimated weighted-average period of 2.5 years related to stock options is expected to be $3.7 million. Cash received from stock options exercised for the twelve months ended June 30, 2009 and 2010 was $3.3 million and $1.5 million, respectively.

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2008, 2009 and 2010:

	Year Ended June 30,
	2008	2009	2010

Expected volatility	51.0%	49.6%	53.9%
Expected life (years)	6.0	5.8	5.9
Risk-free interest rate	3.68%	2.51%	2.97%
Expected dividends	None	None	None
Weighted average fair value	$9.50	$4.12	$9.52

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

Information concerning restricted stock awards is as follows:

	Restricted	Weighted
	Stock	Average
	Awards	Price

Outstanding at June 30, 2007	111,151	$19.97
Granted	12,481	$29.42
Vested	(50,028)	$19.72
Forfeited	(21,299)	$21.36

Outstanding at June 30, 2008	52,305	$21.90
Granted	96,752	$9.38
Vested	(40,553)	$20.57
Forfeited	(3,046)	$18.49

Outstanding at June 30, 2009	105,458	$11.03
Granted	31,899	$22.86
Vested	(36,795)	$11.83

Outstanding at June 30, 2010	100,562	$14.49

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

Information concerning restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant

Outstanding at June 30, 2007	124,438	$28.53
Granted	163,595	$18.49
Vested	(39,818)	$28.35
Forfeited	(21,413)	$28.53

Outstanding at June 30, 2008	226,802	$21.32
Granted	306,336	$7.88
Vested	(102,883)	$21.81
Forfeited	(16,329)	$21.12

Outstanding at June 30, 2009	413,926	$11.25
Granted	480,889	$17.78
Vested	(266,460)	$14.21
Forfeited	(22,378)	$15.61

Outstanding at June 30, 2010	605,977	$14.97

As of June 30, 2010, there was $10.5 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during twelve months ended June 30, 2008, 2009 and 2010 was $2.1 million $3.1 million and $4.2 million, respectively.

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

Total contributions charged to expense were $1.3 million, $1.2 million and $1.3 million for the years ended June 30, 2008, 2009 and 2010, respectively.

The Dollar Financial Corp. Deferred Compensation Plan’s (the “Plan”) primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to fifty percent of base salary and/or one hundred percent of bonus earned. The Administrator, a person appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any plan participants, for any reason.

During fiscal 2007, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.1 million. Each such award was granted July 1, 2007 and vests ratably on an annual basis over a three-year period if, and only if, the Company attains certain strategic objectives as established by the Board of Directors for each fiscal year during the three-year period. The Company attained those strategic objectives for fiscal years 2008, 2009 and 2010.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Retirement Plans (continued)

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal years 2008, 2009 or 2010.

Compensation expense related to discretionary contributions was $0.8, $0.7 million and $0.3 million for the years ended June 30, 2008, 2009 and 2010, respectively.

6.	Property and Equipment and Supplementary Financial Information

Property and equipment at June 30, 2009 and 2010 consist of (in thousands):

	June 30,
	2009	2010

Land	$156	$142
Leasehold improvements	61,986	70,361
Equipment and furniture	96,275	114,203

	158,417	184,706
Less: accumulated depreciation	(99,803)	(117,169)

Property and equipment, net	$58,614	$67,537

Depreciation expense amounted to $17.6 million, $16.9 million and $18.4 million for the years ended June 30, 2008, 2009 and 2010, respectively.

Current accrued expenses and other liabilities consist of the following (in thousands):

	June 30,
	2009	2010

Accrued legal settlements(1)	$34,215	$40,187
Accrued payroll and incentives	14,649	25,853
Other accrued expenses and liabilities	21,724	26,533

Total accrued expenses and other liabilities	$70,588	$92,573

(1)	Other long-term liabilities include an accrual for legal settlements of $11,425 and $37,755 at June 30, 2009 and 2010, respectively.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

The Company had debt obligations at June 30, 2009 and June 30, 2010 as follows (in thousands):

	June 30,
	2009	2010

National Money Mart Company 10.375% Senior Notes due December 15, 2016	—	600,000
Issuance discount on 10.375% Senior Notes due 2016	—	(3,341)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	161,315	38,330
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	—	84,902
Term loans due October 2012	368,722	—
Other	6,268	8,701

Total debt	536,305	728,592

Less: current portion of debt	(5,880)	(3,283)

Long-term debt	$530,425	$725,309

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company, issued pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among National Money Mart Company, as issuer, and Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, National Money Mart Company will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, National Money Mart Company will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

Convertible Notes

Senior Convertible Notes due 2027

On June 27, 2007, Dollar Financial Corp. issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”) in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of approximately $6.5 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and are amortized to interest expense using the effective interest rate method over 5.5 years from the date of issuance. The 2027 Notes were issued under an indenture between Dollar Financial Corp. and U.S. Bank National Association, as trustee, dated as of June 27, 2007 (the “2027 Indenture”).

In February 2010, Dollar Financial Corp. repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

paid by Dollar Financial Corp. in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2010. The Company recognized a net loss of $0.7 million related to the repurchased Notes.

The 2027 Notes are general unsecured obligations of Dollar Financial Corp. and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007. The 2027 Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the 2027 Notes may require Dollar Financial Corp. to repurchase in cash some or all of the 2027 Notes at any time before the 2027 Notes’ maturity following a “fundamental change” (as defined in the 2027 Indenture).

The 2027 Indenture includes a “net share settlement” provision that allows Dollar Financial Corp., upon redemption or conversion, to settle the principal amount of the 2027 Notes in cash and the additional conversion value, if any, in shares of Dollar Financial Corp.’s common stock. Holders of the 2027 Notes may convert their 2027 Notes based at an initial conversion rate of 25.7759 shares per $1,000 principal amount of 2027 Notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any calendar quarter commencing after September 30, 2007, if the closing sale price of Dollar Financial Corp.’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the 2027 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of Dollar Financial Corp.’s common stock on such day and the conversion rate in effect for the 2027 Notes on each such day;

•	if the 2027 Notes are called for redemption; or

•	upon the occurrence of specified corporate transactions as described in the 2027 Indenture.

If a “fundamental change” (as defined in the 2027 Indenture) occurs prior to December 31, 2014 and a holder elects to convert its 2027 Notes in connection with such transaction, Dollar Financial Corp. will pay a make-whole provision, as defined in the 2027 Indenture.

On or after December 31, 2012, but prior to December 31, 2014, Dollar Financial Corp. may redeem for cash all or part of the 2027 Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of Dollar Financial Corp.’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after December 31, 2014, Dollar Financial Corp. may redeem for cash all or part of the 2027 Notes upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of 2027 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.

Holders have the right to require Dollar Financial Corp. to purchase all or a portion of the 2027 Notes on each of December 31, 2012, December 31, 2014, June 30, 2017 and June 30, 2022 for a purchase price

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

payable in cash equal to 100% of the principal amount of the 2027 Notes purchased plus any accrued and unpaid interest, up to but excluding the purchase date.

If a “fundamental change” (as defined in the 2027 Indenture) occurs before maturity of the 2027 Notes, holders will have the right, subject to certain conditions, to require Dollar Financial Corp. to repurchase for cash all or a portion of the 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase.

Senior Convertible Notes due 2028

In December 2009, Dollar Financial Corp. entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which such holders exchanged an aggregate of $120.0 million aggregate principal amount of the 2027 Notes for an equal aggregate principal amount of 3.0% Senior Convertible Notes due 2028 issued by Dollar Financial Corp. (the “2028 Notes”).

The 2028 Notes are general unsecured obligations of Dollar Financial Corp. and rank equally in right of payment with all of Dollar Financial Corp.’s other existing and future obligations that are unsecured and unsubordinated. The 2028 Notes accrue interest at a rate of 3.00% per annum, payable in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2010. The maturity date of the new 2028 Notes is April 1, 2028. The 2028 Notes were issued under an indenture between Dollar Financial Corp. and U.S. Bank National Association, as trustee, dated as of December 21, 2009 (the “2028 Indenture”).

The 2028 Indenture includes a “net share settlement” provision that allows Dollar Financial Corp., upon redemption or conversion, to settle the principal amount of the 2028 Notes in cash and the additional conversion value, if any, in shares of Dollar Financial Corp.’s common stock. Holders of the 2028 Notes may convert their 2028 Notes based at an initial conversion rate of 34.5352 shares per $1,000 principal amount of 2028 Notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any calendar quarter commencing after December 31, 2009, if the closing sale price of Dollar Financial Corp.’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•	during the five day period following any five consecutive trading day period in which the trading price of the 2028 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of Dollar Financial Corp.’s common stock on such day and the conversion rate in effect for the 2028 Notes on each such day;

•	if the 2028 Notes are called for redemption; and at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the 2028 Indenture.

If a “fundamental change” (as defined in the 2028 Indenture) occurs prior to December 31, 2014 and a holder elects to convert its 2028 Notes in connection with such transaction, Dollar Financial Corp. will pay a make-whole provision, as defined in the 2028 Indenture.

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

Holders of the 2028 Notes have the right to require Dollar Financial Corp. to purchase all or a portion of the 2028 Notes on each of April 1, 2015, April 1, 2018 and April 1, 2023 for a purchase price payable in cash equal to 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest, up to but excluding the date of purchase.

If a “fundamental change” (as defined in the 2028 Indenture) occurs before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require Dollar Financial Corp. to repurchase for cash all or a portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase.

Treatment of Convertible Notes

The Company has followed the guidance issued in ASC 470-20 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The 2028 Notes issued during fiscal year 2010 are also subject to the application of the accounting standard. The Company is required to record the liability portion of the Notes at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Notes during the periods in which the Notes are outstanding. As of June 30, 2010, the remaining discount of $6.5 million on the 2027 Notes will be amortized using the effective interest rate method through December 31, 2012 and the remaining discount of $35.1 million on the 2028 Notes will be amortized similarly through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.

The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) do not contain a beneficial conversion feature, as the fair value of Dollar Financial Corp.’s common stock on the date of issuance was less than the initial conversion price.

Upon conversion, Dollar Financial Corp. will have the option to either deliver:

1.	cash equal to the lesser of the aggregate principal amount of the Convertible Notes to be converted ($1,000 per note) or the total conversion value; and shares of Dollar Financial Corp.’s common stock in respect of the remainder, if any, of the conversion value over the principal amount of the Convertible Notes; or

2.	shares of Dollar Financial Corp.’s common stock to the holders, calculated at the initial conversion price which is subject to any of the conversion price adjustments discussed above.

The Company has made a policy election to settle the principal amount of the Convertible Notes in cash. As such, in accordance with the Earnings Per Share topic of the FASB Codification, the Convertible Notes will be excluded from the Company’s calculation of diluted earnings per share.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

Credit Facility

On October 30, 2006, the Company entered into a $475.0 million credit facility (“2006 Credit Agreement”). The 2006 Credit Agreement was comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million (the “U.S. Revolving Facility”) with Dollar Financial Group, Inc. as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million (the “Canadian Term Facility”) with National Money Mart Company, a wholly-owned Canadian indirect subsidiary of the Company, as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of the Company, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros) (the “U.K. Term Facility”); and (iv) a senior secured revolving credit facility in an aggregate amount of CAD28.5 million (the “Canadian Revolving Facility”) with National Money Mart Company as the borrower.

Under the 2006 Credit Agreement, the U.S. Revolving Facility and the Canadian Revolving Facility had an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduced its leverage. The Canadian Term Facility consisted of $295.0 million at an interest rate of LIBOR plus 275 basis points. Under the 2006 Credit Agreement, the U.K. Term Facility consisted of a $40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to $40.0 million at an interest rate of Euribor plus 300 basis points.

In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. Amounts outstanding under the U.K. Revolver Facility bear interest at a rate of the bank base rate (currently 0.5%) plus 2.0%.

On December 23, 2009, the Company and its lenders amended and restated the terms of the 2006 Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014 (subject to the condition, which was satisfied in February 2010, that prior to October 30, 2012, the aggregate principal amount of the 2027 Notes is reduced to an amount less than or equal to $50 million). Pursuant to the Amended and Restated Credit Agreement, outstanding amounts under the revolving credit facilities and term loans owed to lenders which consented to the extended maturity date will receive an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid. The portion of revolving credit facilities and term loans that did not consent to the extended maturity receive an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid.

The Company used approximately $350.0 million of the net proceeds from its December 2009 offering of $600.0 million aggregate principal amount of the 2016 Notes to repay substantially all of its outstanding obligations under the term loan portions of the Amended and Restated Credit Agreement.

On June 23, 2010, the Company used excess cash to repay the remaining balance of approximately $18.3 million of the term loan portions of the Amended and Restated Credit Agreement.

At June 30, 2010, no amounts were outstanding under the U.S. Revolving Facility, the Canadian Revolving Facility or the U.K. Revolving Facility.

The obligations under the U.S. Revolving Facility, if any, are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company. The obligations under the Canadian Revolving

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (continued)

Facility are guaranteed by the Company and substantially all of its domestic and foreign direct and indirect subsidiaries. The obligations of the respective borrowers and guarantors under the facilities are secured by substantially all of the assets of such borrowers and guarantors.

The Amended and Restated Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of June 30, 2010, the Company was in compliance with all covenants.

Interest expense, net was $44.4 million, $43.7 million and $68.9 million for years ended June 30, 2008, 2009 and 2010, respectively. Included in interest expense is $7.8 million, $8.6 million and $8.9 million of non-cash interest related to the Convertible Notes for the years ended June 30, 2008, 2009 and 2010, respectively.

8.	Income Taxes

U.S. income taxes have not been provided on the undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. All of the foreign earnings were deemed distributed under Section 304 of the Internal Revenue Code as a result of the sale by DFG World, a DFC indirect U.S. subsidiary, of 2.2 million shares of Dollar Financial U.K. Ltd. to National Money Mart Company, an indirect wholly owned Canadian subsidiary for $165 million. As of June 30, 2010, there are no undistributed foreign earnings.

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2008, 2009 and 2010 is set forth below ( in thousands):

	June 30,
	2008	2009	2010

United States	$(11,987)	$(33,963)	$(20,275)
Foreign	91,366	42,164	36,452

Total	$79,379	$8,201	$16,177

The details of the Company’s income tax provision for the years ended June 30, 2008, 2009 and 2010 are set forth below (in thousands):

	June 30,
	2008	2009	2010

Current: U.S. Federal	$(174)	$—	$—
Foreign	30,297	25,133	16,464
State	2	183	322

Total	$30,125	$25,316	$16,786
Deferred: U.S. Federal	$3,314	$4,865	$5,213
Foreign	2,576	(15,158)	(630)

Total	$5,890	$(10,293)	$4,583

Total income tax provision	$36,015	$15,023	$21,369

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

Below is the reconciliation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2008, 2009 and 2010 (in thousands):

	June 30,
	2008	2009	2010

Tax provision at federal statutory rate	$27,783	$2,870	$5,662
Add(deduct)
State tax provision	1	183	322
Canadian withholding	349	245	467
Convertible debt discount	2,850	3,126	3,131
Effect of foreign operations	2,024	(2,769)	(3,390)
Change in uncertain tax position related to transfer pricing	—	(786)	2,534
Other permanent differences	(770)	1,208	4,429
Foreign exchange gain	—	3,367	580
UK goodwill amortization	—	536	253
Valuation allowance	3,778	7,043	7,381

Tax provision at effective tax rate	$36,015	$15,023	$21,369

Prior to the global debt restructuring completed in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2010 and 2009 which amounted to $84.0 million and $88.5 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2010 was $68.3 million compared to $106.3 million at June 30, 2009. This reduction in the Company’s net operating loss is a result of the utilization of $40.0 million of its net operating loss to partially offset the US tax resulting from the deemed dividend caused by the sale of a portion of the shares of its indirect wholly-owned U.K. subsidiary to its indirect wholly-owned Canadian subsidiary. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. The Company has foreign tax credit carryforwards of approximately $54.6 million, which will begin to expire in 2017 if not utilized. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.1 million against a Canadian derivative capital loss. This valuation allowance was utilized in connection with the repayment of the 2006 term debt, in December 2009, but was replaced by a $1.0 million valuation allowance related to the Canadian cross-currency interest rate swap. At this time the Company has not identified any potential capital gains against which to offset the loss.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

The details of the Company’s deferred tax assets and liabilities as of June 30, 2008, 2009 and 2010 are set forth below (in thousands):

	June 30,
	2008	2009	2010

Deferred tax assets
Loss reserves	$5,952	$3,817	$2,786
Depreciation and amortization	10,234	10,752	9,481
Accrued compensation	2,446	2,949	3,816
Other accrued expenses	1,998	18,660	19,011
Net operating loss carryforwards	30,070	36,964	23,905
Foreign tax credit carryforwards	45,705	45,590	54,553
Foreign capital loss carryforwards	1,473	1,290	1,039
Foreign currency swaps	11,128	9,891	8,032
Other	758	516	209

Total deferred tax assets	109,764	130,429	122,832
Valuation Allowance	(80,907)	(89,788)	(85,014)

Net deferred tax asset	$28,857	$40,641	$37,818

Deferred tax liabilities
Amortization and other temporary differences	$(13,267)	$(18,876)	$(24,048)
Convertible debt discount	(16,666)	(13,540)	(14,549)
Foreign currency transactions	(9,085)	(71)	—

Total deferred tax liability	(39,018)	(32,487)	(38,597)

Net deferred tax liability	$(10,161)	$8,154	$(779)

The analysis of the change in the Company’s valuation allowance for the years ended June 30, 2008, 2009 and 2010 is set forth below (in thousands):

	June 30,
	2008	2009	2010

Balance at beginning of year	$(74,502)	$(80,907)	$(89,788)
(Provision)/benefit	(3,778)	(7,042)	(7,381)
Other additions/(deductions)	(2,627)	(1,839)	12,155

Balance at end of year	$(80,907)	$(89,788)	$(85,014)

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The net operating loss carry forward as of June 30, 2010 is $68.3 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.6 million. This represents an increase of $9.0 million for the period related to the deemed dividend discussed above.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes (continued)

Effective July 1, 2007, the Company adopted the provisions of ASC 740, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The implementation of ASC 740 did not result in any adjustment in its liability for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $7.6 million. At June 30, 2009 and 2010 the Company had $7.8 million and $10.3 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate.

As described in Note 1, the Company restated its historical financial statements in connection with the adoption of ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At June 30, 2010, the deferred tax liability associated with the Notes was $14.5 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset.

The tax years ending June 30, 2006 through 2009 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company had approximately $0.9 million of accrued interest related to uncertain tax positions which remained materially unchanged from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax positions for fiscal 2010 follows (in thousands):

Balance at June 30, 2009	$7,773
Net increases due to current year tax positions	2,541

Balance at June 30, 2010	$10,314

9.	Loss on Extinguishment of Debt

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

On December 23, 2009, the Company and its lenders amended and restated the 2006 Credit Agreement and the Company repaid a substantial portion of its term indebtedness there-under. All previously capitalized unamortized deferred debt costs were reclassified from the balance sheet and recorded as expense in the income statement. In addition, there was a non-cash charge related to our U.K. cross currency interest rate

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Loss on Extinguishment of Debt (continued)

swaps that had been terminated in May 2009. The accumulated net loss at the time the swaps were terminated was a component of other comprehensive income and was being amortized over the remaining life of the related underlying U.K. term debt. Because the termination of the debt caused management to conclude that the future cash flows originally hedged would no longer occur, a proportional amount of the remaining other comprehensive income was reclassified from accumulated other comprehensive income and recorded as expense in the income statement.

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

The details related to all elements of the loss on extinguishment of debt are as follows (in thousands):

	2008	2009	2010
	Loss/(Gain)	Loss/(Gain)	Loss/(Gain)

Write-off of previously capitalized Term Loan deferred debt issuance costs, net	$—	$—	$4,960
Reclassification of other comprehensive income related to U.K. term debt repayment	—	—	3,866
Net gain on repurchase of 2027 Notes	—	—	(1,536)
Write-off of previously capitalized deferred debt issuance costs related to the 2027 Notes, net	—	—	2,011
Other	97	—	230

Total	$97	$—	$9,531

10.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms primarily ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $37.0 million, $36.0 million and $37.7 million for the years ended June 30, 2008, 2009 and 2010, respectively.

At June 30, 2010, future minimum lease payments for operating leases are as follows (in thousands):

Year	Amount

2011	$36,735
2012	30,340
2013	23,919
2014	18,604
2015	13,927
Thereafter	30,521

$154,046

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions

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

On April 21, 2009, the Company entered into a purchase agreement to acquire all of the shares of Express Finance Limited, a U.K. Internet-based consumer lending business. The aggregate purchase price for the acquisition was approximately $7.0 million in cash. In addition, the agreement provides for an earnings-related contingent consideration amount based on the results for the two years following the date of acquisition. The Company used excess cash to fund the acquisition. The Company initially allocated approximately $0.8 million to net assets acquired, including $2.8 million in net loans receivable. The excess purchase price over the fair value of the identifiable assets acquired was $12.3 million and was recorded as goodwill. The first earn-out payment of approximately $6.1 million was paid in July 2010 which increased goodwill.

On June 29, 2009, the Company entered into a purchase agreement to acquire substantially all of the assets of two pawn shops located in Scotland from Robert Biggar Limited. The aggregate purchase price for the acquisition was approximately $8.0 million in cash. The Company used excess cash to fund the acquisition. The Company allocated approximately $3.3 million to net assets acquired. The excess purchase price over the fair value of the identifiable assets acquired was $4.7 million and was recorded as goodwill.

On June 30, 2009, the Company entered into a purchase agreement to acquire 76% of the shares of Optima, S.A., a consumer lending business in Poland. The aggregate purchase price for the acquisition was approximately $5.8 million in cash and the assumption of approximately $6.3 million in debt. The holders of the assumed debt are current shareholders of Optima. In addition, the agreement provides for an earnings-related contingent consideration amount based on the cumulative three year period following the date of acquisition. No amounts have been recorded for this contingent consideration. The Company used excess cash to fund the acquisition. The Company allocated approximately $0.7 million to net liabilities acquired, including $5.4 million in net loans receivable. The excess purchase price over the fair value of the identifiable assets acquired was $6.8 million and was recorded as goodwill.

During fiscal 2009, the Company completed various smaller acquisitions in the United States and the United Kingdom that resulted in an aggregate increase in goodwill of $1.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

On October 3, 2009, the Company entered into a purchase agreement to acquire all the shares of Merchant Cash Express Limited, a U.K. entity which primarily provides working capital needs to small retail businesses by providing cash advances against a percentage of future credit card receipts. The aggregate purchase price for the acquisition was approximately $4.6 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $2.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired as $2.0 million and recorded as goodwill.

On December 23, 2009, the Company consummated the acquisition of all the shares of Military Financial Services LLC, including its wholly-owned subsidiary Dealers’ Financial Services, LLC, which provides fee-based services for military personal who obtain auto loans in the United States made by a major third-party

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

Under the purchase method of accounting, the total estimated purchase price is allocated to DFS’ net tangible and intangible assets based on their current estimated fair values. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows (in thousands):

Cash	$4,464
Other receivables	1,471
Other assets	2,883
Prepaid expenses and other current assets	1,990
Property and equipment	559
Accounts payable	(690)
Accrued expenses and other liabilities	(1,896)
Other non-current liabilities	(2,974)

Net tangible assets acquired	5,807
Definite-lived intangible assets acquired	28,679
Indefinite-lived intangible assets acquired	35,354
Goodwill	53,508

Total purchase price	$123,348

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

The fair value of identifiable intangible assets was determined primarily using the “income method,” which starts with a forecast of all the expected future net cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of the market participant, include: the amount and timing of the projected future cash flows (including revenue, cost of sales, operating expenses and working capital/contributory asset charges); the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

impacting the asset, as well as other factors. The components of the estimated fair value of the acquired identifiable intangible assets are as follows (in thousands):

		Estimated
	Estimated Fair	Useful Lives
	Value	(Years)

Third-party bank financing contract	$15,177	5
Service warranty provider contract	7,038	5
Auto dealer relationships	4,253	5
GAP insurance provider contract	1,449	3
Payment processing contract	416	5
Non-compete contracts	346	2
Tradename/Program	35,354	Indefinite

	$64,033

During fiscal 2010, the Company completed various smaller acquisitions in United Kingdom that resulted in an aggregate increase in goodwill of $0.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million, $2.2 million and $6.3 million of purchase accounting adjustments were made to the Robert Biggar Limited, Optima, S.A. and Express Finance Limited acquisitions, respectively.

On April 13, 2010, the Company entered into a purchase agreement to acquire all the shares of Suttons & Robertsons (S&R), which operates three high-end pawn shops in the U.K. The aggregate purchase price for the acquisition was approximately $25.8 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $5.9 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired as $19.9 million and recorded as goodwill.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Acquisitions (continued)

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2009	$406.5
Acquisitions:
Military Financial Services, LLC	53.5
Merchant Cash Express Limited	2.0
Suttons and Robertsons	19.9
Various small acquisitions	0.8
Purchase accounting adjustments/contingent consideration paid:
Robert Biggar Limited	0.3
Optima, S.A.	2.2
Express Finance Limited	6.3
Foreign currency translation adjustment	5.3

Balance at June 30, 2010	$496.8

The following pro forma information for the years ended June 30, 2009 and 2010 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Express Finance, Robert Biggar, Optima, MCE, DFS and S&R acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal Year Ended June 30,
	2009	2010
	(Unaudited — in
	thousands except per
	share amounts)

Revenues	$572,094	$629,049
Net income	$9,553	$2,258
Net income per common share — basic	$0.40	$0.09
Net income per common share — diluted	$0.40	$0.09

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2009 and June 30, 2010 are as follows (in thousands):

	United States	DFS	Canada	United Kingdom	Other	Total

Balance at June 30, 2008	$205,210	$—	$141,843	$72,298	$—	$419,351
Acquisition	489	—	51	11,287	4,636	16,463
Foreign currency translation adjustments	—	—	(17,441)	(11,819)	—	(29,260)

Balance at June 30, 2009	$205,699	$—	$124,453	$71,766	$4,636	$406,554
Acquisition/purchase accounting adjustments	23	53,508	—	29,300	2,171	85,002
Foreign currency translation adjustments	—	—	11,964	(6,482)	(192)	5,290

Balance at June 30, 2010	$205,722	$53,508	$136,417	$94,584	$6,615	$496,846

The following table reflects the components of intangible assets (in thousands):

	Gross Carrying Amount
	June 30,	June 30,
	2009	2010

Non-amortizing intangible assets:
Goodwill	$406,554	$496,846
Reacquired franchise rights	47,793	51,272
DFS MILES Program	—	35,354

	$454,347	$583,472

Amortizable intangible assets:
Various contracts	$—	$25,514

Total intangible assets	$454,347	$608,986

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

13.	Contingent Liabilities

The Company is subject to various asserted and unasserted claims during the course of business. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual is described below, the Company is unable to reasonably estimate the range of loss, if any, in connection with the asserted and unasserted legal actions against it. Although the outcome of many of these matters is currently not determinable, the Company believes that it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent Liabilities (continued)

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

Ontario Class Action

In 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against Dollar Financial Group, Inc. and the Company’s indirect wholly owned Canadian subsidiary, National Money Mart Company (“Money Mart”), on behalf of a purported class of Ontario borrowers who, Smith claimed, were subjected to usurious charges in payday-loan transactions (the “Ontario Litigation”). The action alleged violations of a Canadian federal law proscribing usury and sought restitution and damages, including punitive damages, and injunctive relief prohibiting further alleged usurious charges. Effective March 3, 2010, the Ontario Superior Court of Justice approved a settlement of the Ontario Litigation, and the settlement became final upon the expiration of a 30-day appeal period.

British Columbia Class Action

In 2003, a former customer, Kurt MacKinnon, commenced an action against Money Mart and 26 other Canadian lenders on behalf of a purported class of British Columbia residents (the “British Columbia Litigation”). The allegations were substantially similar to the Ontario Litigation. Effective July 19, 2010, the court approved a settlement of the British Columbia Litigation, and the settlement became final upon the expiration of a 30-day appeal period.

New Brunswick, Newfoundland and Nova Scotia Class Actions

Litigation similar in nature to the Ontario Litigation and the British Columbia Litigation was commenced against Money Mart in New Brunswick, Nova Scotia and Newfoundland (collectively, the “Maritimes Litigation”). Effective May 26, 2010, courts in those three provinces approved settlements of all of the Maritimes Litigation, and those settlements became final upon the expiration of a 30-day appeal period.

Purported Alberta Class Actions

In 2003, Gareth Young, a former customer, commenced a representative action (the “Young Litigation”) against Money Mart, Dollar Financial Group, Inc. and two other individual defendants in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers. The allegations are substantially similar to the Ontario and British Columbia Litigation. The action seeks restitution and damages, including punitive damages. In 2004, Money Mart served Mr. Young a demand for arbitration. In July 2010, Dollar Financial Group, Inc. and the individual defendants in the case were dismissed.

In 2006, a former customer, H. Craig Day, commenced a purported class action against Dollar Financial Group, Inc., Money Mart and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from Money Mart in Alberta (the “Day Litigation” and, together with the Young Litigation, the “Alberta Litigation”). The allegations and relief sought in the Day Litigation action are substantially the same as those in the Young Litigation, but relate to a claim period that commences before and ends after the claim period in the Young Litigation and excludes

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent Liabilities (continued)

Purported Alberta Class Actions (continued)

the claim period described in the Young Litigation. In 2007, a demand for arbitration was served on the Day action plaintiffs; in April 2010, plaintiffs’ indicated that they would proceed with the claims in the Alberta Litigation; Money Mart and the franchisees intend to file motions to enforce the arbitration clause and to stay the actions in the immediate future.

Neither of the actions comprising the Alberta Litigation has been certified to date as a class action. The Company intends to defend these actions vigorously.

Purported Manitoba Class Action

In 2004, an action was filed against Money Mart in Manitoba on behalf of a purported class of consumers who obtained short-term loans from Money Mart. The allegations are substantially similar to the Ontario and British Columbia Litigation. The action has not been certified to date as a class action. If the action proceeds, Money Mart intends to seek a stay of the action on the grounds that the plaintiff entered into an arbitration and mediation agreement with Money Mart with respect to the matters which are the subject of this action. The Company intends to defend this action vigorously.

Provisions for Settlement of Canadian Actions

During the fiscal year ended June 30, 2010, Money Mart recorded a charge of CAD 23.2 million in relation to the pending settlements of the British Columbia Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. During the fiscal year ended June 30, 2009, Money Mart recorded a charge of CAD 64.7 million in relation to then pending settlement of the Ontario Litigation and for the potential settlement of the other pending and purported Canadian class action proceedings described above. As of June 30, 2010, an aggregate of approximately CAD 77.5 million is included in the Company’s accrued expenses relating to the Canadian proceedings described above. The actions settled to date have consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers, which will not require a cash outlay, is approximately CAD 37.7 million is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the pending and purported class proceedings described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at June 30, 2010 and additional accruals may be required in the future.

Other Canadian Litigation

In 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against Money Mart and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. The Company intends to defend these actions vigorously and believes it has mentorious defenses.

California Legal Proceedings

In 2006, Caren Bufil commenced a lawsuit against Dollar Financial Group, Inc. and obtained class certification of the action alleging that Dollar Financial Group, Inc. failed to provide non-management employees with meal and rest breaks required under California law. In September 2009, the parties agreed to settle the action; court approval of the settlement became final on May 10, 2010. The Company has recorded

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent Liabilities (continued)

California Legal Proceedings (continued)

an aggregate charge of approximately $1.5 million with respect to the Bufil settlement, in the fiscal year ended June 30, 2010.

On April 26, 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging that Dollar Financial Group, Inc.’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. In 2009 the City Attorney filed an amended complaint, restating the claims in the original complaint, adding Dollar Financial Group, Inc. as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by Dollar Financial Group, Inc. and/or its subsidiaries, violated the California Deferred Deposit Transaction law. Dollar Financial Group, Inc. and its subsidiaries have denied the allegations of the amended complaint. Discovery is proceeding and no trial date has been set. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

We The People Legal Proceedings

The business model of the Company’s We The People business (“WTP”) for its legal document processing services business has been challenged in certain courts, as described below. The entity from which the Company bought the assets of its WTP business, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), certain of its franchisees, the owners of the Former WTP, Ira and Linda Distenfield, and/or WTP were defendants in various lawsuits.

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

On February 19, 2010, We The People USA, Inc. and its wholly owned subsidiary, We The People LLC, filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “WTP Bankruptcy Proceedings”) in U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

The principal litigation for the Company’s WTP business unit is as follows:

Customer Litigation

In September 2007, Jacqueline Fitzgibbons, a former customer of a WTP store, commenced a lawsuit against WTP and Dollar Financial Group, Inc. and others in California Superior Court for Alameda County. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. The suit alleges on behalf of a class of consumers and senior citizens that, from 2003 to 2007, WTP violated California law by advertising and selling living trusts and wills to certain California residents. A motion to certify the class was heard and the court granted class certification of the claim that WTP’s business model violates certain unfair competition laws in California. On April 8, 2010, the parties reached an agreement to settle the case with a settlement fund to be funded by Dollar Financial Group, Inc. During the fiscal year ended June 30, 2010, the Company recorded a charge of $4.0 million in relation to the pending settlement. In June 2010, the Bankruptcy Court approved the terms of the settlement in so far as the terms affected the We The People USA, Inc. and We The People LLC bankruptcy estates. Moreover, in June 2010, the trial court gave preliminary approval to the terms of the class settlement. The final settlement approval hearing before the superior court is scheduled for September 17, 2010. There is no assurance, however, that the settlement will receive such final trial court approval.

In January 2009, former WTP customers, Philip Jones and Carol Martin, on behalf of a punitive class of Missouri customers, filed a lawsuit in St. Louis County, Missouri against Dollar Financial Group, Inc., We The People USA, Inc. and a St. Louis based WTP franchisee alleging that, from 2002 to the present, defendants violated Missouri law by engaging in: i) an unauthorized law business; (ii) the unauthorized practice of law; and (iii) unlawful merchandising practices in the sale of its legal documents. The plaintiffs are seeking, on behalf of the purported class, prohibition of the defendants’ unlawful business practices, disgorgement of all monies and profits obtained from unlawful business practices, attorney’s fees, and statutory and treble damages pursuant to various Missouri consumer protection codes. As a result of the WTP Bankruptcy Proceedings, all matters relating to We The People USA, Inc. and We The People LLC have been stayed by the Bankruptcy Court. The plaintiffs are, however, pursuing their claims against the Company and a WTP franchisee. The Company intends to defend these allegations and believes that the plaintiffs’ claims and allegations of class status are without merit.

Franchisee Litigation

In May 2007, WTP franchisee Roseann Pennisi and her company, We The People of Westchester Square, New York, Inc., sued WTP, Dollar Financial Group, Inc., Ira and Linda Distenfield and the Former WTP in the Supreme Court of the State of New York, Bronx County. The complaint alleges a number of claims against the Distenfields and the Former WTP. The plaintiffs initially sought over $9.0 million in damages, but following a successful motion by WTP to compel arbitration of the plaintiffs’ claims, the plaintiffs subsequently filed a request to arbitrate with relief requested in the amount of $0.6 million. As a result of the WTP Bankruptcy Proceedings, all matters relating to the case have been stayed by the Bankruptcy Court. The Company believes the material allegations in the complaint with respect to Dollar Financial Group, Inc. and WTP are without merit and intends to defend the matter vigorously.

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent Liabilities (continued)

We The People Legal Proceedings (continued)

been stayed by the Bankruptcy Court. In April 2010, Thomas and Rebecca Greene filed a complaint against Dollar Financial Group, Inc. in United States District Court for the District of Utah. The Greenes allege that pursuant to an alleged guarantee in certain franchise disclosure documents, Dollar Financial Group, Inc. is liable for damages and attorneys’ fees due to WTP’s failure to comply with various Utah consumer, franchise and business opportunity disclosure regulations. Dollar Financial Group, Inc. filed a motion to dismiss that is currently pending before the court. The Company believes that the allegations in the Greene actions are without merit and intends to defend the matters vigorously.

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

14.	Credit Risk

At June 30, 2009 and 2010, Dollar Financial Group, Inc. had 37 and 19, respectively, bank accounts in major U.S. financial institutions in the aggregate amount of $4.6 million and $6.9 million, respectively, which exceeded Federal Deposit Insurance Corporation deposit protection limits. The Canadian Federal Banking system provides customers with similar deposit insurance through the Canadian Deposit Insurance Corporation (“CDIC”). At June 30, 2009 and 2010, the Company’s Canadian subsidiary had 42 and 47 bank accounts, respectively, totaling $100.1 million and $178.9 million, respectively, which exceeded CDIC limits. At June 30, 2009 and 2010 the Company’s United Kingdom operations had 49 and 63 bank accounts, respectively, totaling $13.6 million and $18.4 million, respectively. These financial institutions have strong credit ratings and management believes credit risk relating to these deposits is minimal.

In December 2006, the Company entered into cross-currency interest rate swap transactions to hedge against the change in value of the Company’s U.K. Term Facility and Canadian Term Facility denominated in a currency other than the Company’s foreign subsidiaries’ respective functional currency. Under the Canadian cross-currency interest rate swap agreements with the Company’s two swap counter-parties, the Company hedged $285 million of its Canadian Term Facility. These financial institutions have strong credit ratings and management believes the credit risk related to these swaps is minimal.

The Company had approximately $138.3 million of net consumer loans on its balance sheet at June 30, 2010 and approximately $114.7 million at June 30, 2009. These amounts are reflected in loans receivable, net. Loans receivable, net at June 30, 2010 and 2009 are reported net of a reserve of $16.8 million and $12.1 million, respectively, related to consumer lending. Loans in default at June 30, 2010 were $7.3 million, net of a $14.4 million allowance, and were $6.4 million, net of a $17.0 million allowance at June 30, 2009.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Credit Risk (continued)

Activity in the allowance for loan losses during the fiscal years ended 2008, 2009 and 2010 was as follows (in thousands):

Allowances for Loan Losses

	Balance at	Provision for	Foreign
	Beginning of	Company-Funded	Currency	Acquisitions	Net Charge-	Balance at
Description	Period	Loan Losses	Translation	and Other	Offs	End of Period

June 30, 2010
Loan loss allowance	$12,132	$16,637	$(1,190)	$2,314	$(13,047)	$16,846
Defaulted loan allowance	17,000	29,239	485	—	(32,276)	14,448
June 30, 2009
Loan loss allowance	7,853	$5,526	$(1,307)	$5,605	$(5,545)	$12,132
Defaulted loan allowance	22,580	45,529	(1,691)	—	(49,418)	17,000
June 30, 2008
Loan loss allowance	8,623	6,498	(129)	—	(7,139)	7,853
Defaulted loan allowance	$18,045	50,784	368	—	(46,617)	22,580

15.	Capital Stock

On July 21, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to $7.5 million of its outstanding common stock. The Company was permitted to repurchase shares in open market purchases or through privately negotiated transactions as permitted under Securities Exchange Act of 1934 Rule 10b — 18. By October 13, 2008, the Company had repurchased 535,799 shares of its common stock at a cost of approximately $7.5 million, thus completing its stock repurchase plan.

16.	Fair Value Measurements

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

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Fair Value Measurements (continued)

considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010
(in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	June 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010

Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$47,381	$—	$47,381

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010.

17.	Loss on Store Closing and Other Restructuring

On June 30, 2008 the Company, as part of a process to rationalize its United States markets, made a determination to close 24 of its unprofitable stores in various United States markets. For all but one of these stores, the cease-use date was July 11, 2008 while one other store had a cease-use date of July 25, 2008. In August 2008, the Company identified an additional 29 stores in the United States and 17 stores in Canada that were underperforming or overlapping and which were closed or merged into a geographically proximate store. The cease-use date for 44 of these stores was in September and October 2008. Customers from these stores were transitioned to other Company stores in close proximity to the stores affected.

The Company recorded costs for severance and other retention benefits of $0.6 million and store closure costs of $5.8 million consisting primarily of lease obligations and leasehold improvement write-offs related to June 2008 and August 2008 store closings. These charges were expensed within loss on store closings on the statements of operations. Of the $6.4 million charge, $3.3 million related to the United States segment and $3.1 million for the Canadian segment.

During the fourth quarter of the year ended June 30, 2009, the Company announced the closure of an additional 60 U.S. under-performing stores located in states with uncertain or less favorable regulation, or were located in states where the Company only had a few locations resulting in an inefficient and more costly infrastructure. For all of these locations, the cease-use date was prior to June 30, 2009. The Company recorded costs for severance and other retention benefits of $0.4 million and store closure costs of $2.9 million

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Loss on Store Closing and Other Restructuring (continued)

consisting primarily of lease obligations and leasehold improvement write-offs related to this program. Most of these locations were either at or near their lease-end term.

During the year ended June 30, 2010, the Company recorded additional expense related to store closures during fiscal 2009 of approximately $1.0 million. This additional expense was related to adjustment of assumptions related to the sub-lease potential of some of the locations that were closed during fiscal 2009. The Company also recorded additional expenses of approximately $1.4 million for closures of other non-performing U.S. stores and $0.9 million of expense in relation to the buy-out of certain “We The People” franchises. The remaining liability accrued for all of the store closures described above is approximately $1.2 million as of June 30, 2010.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information

The Company categorizes its operations into five operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. The primary service offerings in the operating segments are check cashing, single-payment consumer loans, money transfers, pawn loan fees and sales and other ancillary services. As a result of the mix of service offerings and diversity in the respective geographic regulatory environments, there are differences in each operating segment’s profit margins. The Company’s operations in Poland are presently included in the operating segment listed as Other, as well as all corporate headquarters expenses that have not been charged out to the operating segments in United States Retail, Canada and United Kingdom.

All amounts in thousands

	United			United
	States Retail	DFS	Canada	Kingdom	Other	Total

2008
Total assets	$246,898	$—	$473,469	$186,804	$34,241	$941,412
Goodwill and other intangibles, net	205,506	—	189,429	75,796	—	470,731
Sales to unaffiliated customers:
Check cashing	57,438	—	81,806	57,336	—	196,580
Fees from consumer lending	79,838	—	147,313	55,329	—	282,480
Money transfers	5,744	—	16,124	5,644	—	27,512
Pawn service fees and sales	—	—	—	12,116	—	12,116
Other	7,887		34,248	8,537	2,824	53,496

Total sales to unaffiliated customers	150,907	—	279,491	138,962	2,824	572,184
Provision for loan losses	24,889	—	27,115	6,454	—	58,458
Depreciation and amortization	4,256	—	7,017	5,105	1,187	17,565
Interest expense, net	—	—	21,611	7,599	15,168	44,378
Loss on extinguishment of debt	—	—	—	—	97	97
Loss on derivatives not designated as hedges	—	—	185	—	—	185
Provision for litigation settlements	—	—	—	—	345	345
Loss on store closings	676	—	119	5	193	993
Other (income) expense, net	—	—	(812)	(105)	9	(908)
(Loss) income before income taxes	(5,150)	—	68,706	22,660	(6,837)	79,379
Income tax provision (benefit)	9,512	—	25,721	6,803	(6,021)	36,015

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information (continued)

	United			United
	States Retail	DFS	Canada	Kingdom	Other	Total

2009
Total assets	$256,452	$—	$446,198	$187,136	$31,679	$921,465
Goodwill and other intangibles, net	205,055	—	166,149	77,567	5,576	454,347
Sales to unaffiliated customers:
Check cashing	56,378	—	67,830	40,390	—	164,598
Fees from consumer lending	79,612	—	121,518	65,376	—	266,506
Money transfers	5,926	—	15,092	5,805	—	26,823
Pawn service fees and sales	—	—	—	13,794	—	13,794
Other	10,954	—	31,827	11,363	1,988	56,132

Total sales to unaffiliated customers	152,870	—	236,267	136,728	1,988	527,853
Provision for loan losses	20,821	—	23,201	8,114	—	52,136
Depreciation and amortization	4,173	—	5,980	5,369	1,380	16,902
Interest expense, net	—	—	16,499	6,603	20,594	43,696
Unrealized foreign exchange gain	—	—	—	(5,499)	—	(5,499)
Gain on derivatives not designated as hedges	—	—	(45)	—	—	(45)
Provision for litigation settlements	—	—	57,476	—	444	57,920
Loss on store closings	6,451	—	2,967	203	719	10,340
Other expense (income), net	381	—	(3,316)	(1,890)	(28)	(4,853)
(Loss) income before income taxes	(11,805)	—	769	36,415	(17,178)	8,201
Income tax provision (benefit)	10,027	—	(44)	9,961	(4,921)	15,023

	United			United
	States Retail	DFS	Canada	Kingdom	Other	Total

2010
Total assets	$255,436	$122,984	$516,008	$273,299	$46,894	$1,214,621
Goodwill and other intangibles, net	206,045	114,376	182,123	99,854	6,588	608,986
Sales to unaffiliated customers:
Check cashing	46,459	—	69,414	33,601	—	149,474
Fees from consumer lending	65,675	—	147,851	98,871	7,068	319,465
Money transfers	4,841	—	16,439	6,184	—	27,464
Pawn service fees and sales	—	—	—	19,899	—	19,899
Other	10,779	14,695	43,116	25,484	551	94,625

Total sales to unaffiliated customers	127,754	14,695	276,820	184,039	7,619	610,927
Provision for loan losses	10,522	—	15,800	17,480	2,074	45,876
Depreciation and amortization	3,781	3,239	6,691	6,386	1,562	21,659
Interest expense, net	—	(28)	47,910	3,476	17,574	68,932
Loss on extinguishment of debt	—	—	3,643	4,720	1,168	9,531
Unrealized foreign exchange loss (gain)	—	—	2,167	8,009	(31)	10,145
Loss on derivatives not designated as hedges	—	—	12,948	—	—	12,948
Provision for litigation settlements	—	—	22,643	—	6,431	29,074
Loss (gain) on store closings	1,459	1	944	(34)	944	3,314
Other (income) expense, net	—	(291)	(951)	940	2,372	2,070
Income (loss) before income taxes	2,319	4,666	3,678	33,760	(28,246)	16,177
Income tax provision (benefit)	16,261	47	5,162	9,623	(9,724)	21,369

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2010, the Company did not have any outstanding foreign currency derivatives.

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. The foreign subsidiaries were exposed to fluctuations in both the underlying variable borrowing rate and the foreign currency of the borrowing against its functional currency. The foreign subsidiaries have historically used foreign currency derivatives including cross-currency interest rate swaps to manage their then existing exposure to fluctuations in the variable borrowing rate and the foreign exchange rate. Cross-currency interest rate swaps involve both periodically (1) exchanging fixed rate interest payments for floating rate interest receipts and (2) exchanging notional amounts which will occur at the forward exchange rates in effect upon entering into the instrument. The derivatives were designated as cash flow hedges of both interest rate and foreign exchange risks.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk was recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Derivative Instruments and Hedging Activities (continued)

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

On December 23, 2009, the Company used a portion of the net proceeds of its $600 million of its 10.375% Senior Notes due 2016 offering to prepay $350 million of the $368.6 million outstanding term loans in both the United Kingdom and Canada. As a result of the Company repaying the majority of its third party loans in the United Kingdom, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the elimination of the third party debt paid down. The accelerated amount was a loss of $3.9 million reclassified out of other comprehensive income into earnings due to the elimination of the forecasted transactions; this amount is included in Loss on Extinguishment of Debt. Also, the Company discontinued prospectively hedge accounting on its Canadian cross-currency swaps as they no longer met the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. However, because third party debt remained outstanding, we have concluded that the hedged transactions are still probable of occurring. Therefore, in accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company will continue to report the net gain or loss related to the discontinued cash flow hedges at its Canadian entity in other comprehensive income included in stockholders’ equity and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

On January 14, 2010, the Company entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 183.6 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that the Company elects to terminate its secured credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, the Company entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.3 million to which National Money Mart Company, a Canadian subsidiary of Dollar Financial Corp., is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that the Company elects to terminate its secured credit facility prior to the maturity of the swap in October 2012. The Company agreed to pay a higher rate on the interest rate swaps in order to secure these amendments, the impact of which resulted in a non-cash $9.2 million charge.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Derivative Instruments and Hedging Activities (continued)

Cash Flow Hedges of Multiple Risks (continued)

As of June 30, 2010, the Company had the following outstanding derivatives:

	Pay Fixed	Pay Fixed Strike	Receive Floating	Receive Floating
Foreign Currency Derivates	Notional	Rate	Notional	Index

USD-CAD Cross Currency Swap	CAD182,606,742	8.75%	$158,812,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD61,138,048	7.47%	$52,937,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD83,405,438	7.41%	$72,187,500	3 mo. LIBOR + 2.75% per annum

Non-designated Hedges of Commodity Risk

In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2010, the Company’s subsidiary in the United Kingdom had six outstanding gold options that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of June 30, 2010 (in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments(1)
	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives not designated as hedging instruments
Cross currency swaps		$—	Derivatives	$47,381

Total derivatives not designated as hedging instruments		$—		$47,381

	Asset Derivatives		Liability Derivatives
	As of June 30, 2009		As of June 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses	$564	Other Liabilities	$—
Cross currency swaps	Derivatives	—	Derivatives	10,223

Total derivatives not designated as hedging instruments		$564		$10,223

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

(1)	The fair values of derivative instruments are presented in the above table on a gross basis. Certain of the above derivative instruments are subject to master netting arrangements and qualify for net presentation in the Consolidated Balance Sheet.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the period ending June 30, 2010 and 2009 (in thousands).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2010
				Location of
				Gain or (Loss)	Amount of Gain or
				Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized	Location of		Derivative	Derivative
	in OCI on	Gain or (Loss)	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in SFAS 133	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Cash Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Commodity Options				Other income/ (expense)	$(18)
Foreign Exchange Contracts	$(34)	Foreign currency gain/(loss)	$—	Other income/ (expense)	—
Cross Currency Swaps		Interest Expense	(7,765)	Other income/ (expense)	(12,948)
	(2,673)	Corporate Expenses	2,240

Total	$(2,707)		$(5,525)		$(12,966)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2009
				Location of
				Gain or (Loss)
				Recognized	Amount of Gain or
	Amount of Gain or			in Income on	(Loss) Recognized
	(Loss) Recognized	Location of		Derivative	in Income on
	in OCI on	Gain or (Loss)	Amount of Gain or	(Ineffective	Derivative
	Derivative	Reclassified	(Loss) Reclassified	Portion and Amount	(Ineffective
Derivatives in SFAS 133	(Effective	from Accumulated	from Accumulated	Excluded from	Portion and Amount
Cash Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Excluded from
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)

Foreign Exchange Contracts	$214	Foreign currency gain/(loss)	$—	Other income/ (expense)	$45
Cross Currency Swaps		Interest Expense	(132)	Other income/ (expense)	—
	26,198	Corporate Expenses	37

Total	$26,412		$(95)		$45

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Derivative Instruments and Hedging Activities (continued)

Credit-risk-related Contingent Features (continued)

The Company’s agreements with certain of its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios related to its indebtedness. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $54.5 million. As of June 30, 2010, the Company has not, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $54.6 million at June 30, 2010.

20.	Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 19). The following shows the comprehensive income (loss) for the periods stated (in thousands):

	June 30,
	2008	2009	2010

Net income (loss)	$43,364	$(6,822)	$(4,899)
Foreign currency translation adjustment(1)	302	(17,884)	(7,753)
Fair value adjustments for cash flow hedges, net(2)(3)	(7,870)	(8,152)	2,421

Total comprehensive income (loss)	$35,796	$(32,858)	$(10,231)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income (loss) on the balance sheet were gains of $37.9 million, $20.2 million and $13.3 million as of June 30, 2008, 2009 and 2010, respectively.

(2)	Net of $3.8 million, $7.7 million and $2.3 million of tax for the years ended June 30, 2008, 2009 and 2010, respectively.

(3)	Net of $1.2 million, $2.0 million and $5.7 million which were reclassified into earnings for the years ended June 30, 2008, 2009 and 2010, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $10.6 million at June 30, 2010, compared to net unrealized gains on put options designated as cash flow hedges of $37 thousand, $8.7 million of net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions and unrealized losses on terminated cross-currency interest rate swaps of $3.5 million at June 30, 2009.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2010 and 2009 are as follows:

					Year
	Three Months Ended				Ended
	September 30	December 31	March 31	June 30	30-Jun
	(Unaudited)
	(In thousands except per share data)

Fiscal 2010:
Revenues	$141,808	$152,741	$157,348	$159,030	$610,927
Income before income taxes	$13,297	$12,940	$(14,610)	$4,550	$16,177
Net income attributable to
Dollar Financial Corp.	$5,273	$7,130	$(12,241)	$(5,061)	$(4,899)
Basic earnings per share	$0.22	$0.30	$(0.51)	$(0.21)	$(0.20)
Diluted earnings per share	$0.22	$0.29	$(0.51)	$(0.21)	$(0.20)
Fiscal 2009:
Revenues	$153,076	$132,173	$118,164	$124,440	$527,853
Income before income taxes	$16,513	$19,932	$14,060	$(42,304)	$8,201
Net income attributable to Dollar Financial Corp.	$11,287	$9,549	$5,699	$(33,357)	$(6,822)
Basic earnings per share	$0.47	$0.40	$0.24	$(1.39)	$(0.28)
Diluted earnings per share	$0.46	$0.40	$0.24	$(1.39)	$(0.28)

22.	Subsidiary Guarantor Financial Information

National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).

The Guarantees of the 2016 Notes will:

•	be senior unsecured obligations of the applicable Guarantor;

•	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

•	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

•	be effectively junior to an indebtedness of such Guarantor, including indebtedness under the Company’s Amended and Restated Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2010 and 2009 and the condensed consolidating statements of operations and cash flows for the years ended June 30, 2010, 2009 and 2008 of Dollar Financial Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets
June 30, 2010

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Current Assets
Cash and cash equivalents	$5,417	$218,577	$18,305	$48,995	$—	$291,294
Loans receivable, net	—	29,801	20,926	87,585	—	138,312
Loans in default, net	—	6,043	631	586	—	7,260
Other receivables	338	9,857	1,753	7,000	(1,685)	17,263
Prepaid expenses and other current assets	—	7,494	3,564	18,579	(2,893)	26,744

Total current assets	5,755	271,772	45,179	162,745	(4,578)	480,873
Deferred tax asset, net of valuation allowance	—	22,511	—	74	—	22,585
Intercompany receivables	253,033	41,621	—	—	(294,654)	—
Property and equipment, net	—	27,520	14,369	25,648	—	67,537
Goodwill and other intangibles	—	182,123	206,590	220,273	—	608,986
Debt issuance costs, net	1,520	14,639	2,371	124	—	18,654
Investment in subsidiaries	82,382	285,862	103,081	—	(471,325)	—
Other	—	740	12,272	2,974	—	15,986

Total Assets	$342,690	$846,788	$383,862	$411,838	$(770,557)	$1,214,621

Current Liabilities
Accounts payable	$308	$14,242	$11,847	$18,488	$—	$44,885
Income taxes payable	—	—	1,023	6,854	(1,685)	6,192
Accrued expenses and other liabilities	833	50,344	27,762	15,455	(1,821)	92,573
Debt due within one year	—	—	—	3,283	—	3,283
Current deferred tax liability	—	—	—	295	—	295

Total current liabilities	1,141	64,586	40,632	44,375	(3,506)	147,228
Fair value of derivatives	—	47,381	—	—	—	47,381
Long-term deferred tax liability	—	6,679	17,316	51	—	24,046
Long-term debt	123,232	596,659	—	5,418	—	725,309
Intercompany payables	—	—	232,430	62,224	(294,654)	—
Other non-current liabilities	—	40,532	10,027	1,755	—	52,314

Total liabilities	124,373	755,837	300,405	113,823	(298,160)	996,278

Total Dollar Financial Corp. stockholders’ equity	218,317	90,951	83,457	297,992	(472,397)	218,320
Non-controlling interest	—	—	—	23	—	23

Total stockholders’ equity	218,317	90,951	83,457	298,015	(472,397)	218,343

Total Liabilities and Stockholders’ Equity	$342,690	$846,788	$383,862	$411,838	$(770,557)	$1,214,621

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations
Year ended June 30, 2010

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Check cashing	$—	$69,414	$46,459	$33,601	$—	$149,474
Fees from consumer lending	—	147,851	65,675	105,939	—	319,465
Other	—	59,556	15,621	66,811	—	141,988

Total revenues	—	276,821	127,755	206,351	—	610,927

Operating expenses:
Salaries and benefits	—	58,126	49,321	46,529	—	153,976
Provision for loan losses	—	15,800	10,522	19,554	—	45,876
Occupancy	—	16,054	13,999	13,227	—	43,280
Depreciation	—	5,404	3,760	5,170	—	14,334
Other	—	46,311	23,117	37,693	—	107,121

Total operating expenses	—	141,695	100,719	122,173	—	364,587

Operating margin	—	135,126	27,036	84,178	—	246,340

Corporate and other expenses:
Corporate expenses	—	20,844	50,254	15,726	—	86,824
Intercompany charges	—	20,015	(30,272)	10,257	—	—
Other depreciation and amortization	—	1,287	1,465	4,573	—	7,325
Interest expense, net	15,062	47,910	1,799	4,161	—	68,932
Loss on extinguishment of debt	475	3,642	694	4,720	—	9,531
Unrealized foreign exchange loss (gain)	—	2,168	(70)	8,047	—	10,145
Loss on derivatives not designated as hedges	—	12,948	—	—	—	12,948
Provision for litigation settlements	—	22,644	6,430	—	—	29,074
Loss on store closings	—	945	1,467	902	—	3,314
Other expense (income), net	—	518	(139,098)	650	140,000	2,070

(Loss) income before income taxes	(15,537)	2,205	134,367	35,142	(140,000)	16,177
Income tax (benefit) provision	(286)	5,161	6,242	10,252	—	21,369

Net (loss) income	(15,251)	(2,956)	128,125	24,890	(140,000)	(5,192)
Less: Net loss attributable to non-controlling interests	—	—	—	(293)	—	(293)
Equity in net income(loss) of subsidiaries:
National Money Mart Company	(2,956)	—	—	—	2,956	—
Guarantors	128,125	—	—	—	(128,125)	—
Non-guarantors	25,183	—	—	—	(25,183)	—

Net income (loss) attributable to Dollar Financial Corp.	$135,101	$(2,956)	$128,125	$25,183	$(290,352)	$(4,899)

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Year Ended June 30, 2010

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net income	$135,101	$(2,956)	$128,125	$25,183	$(290,352)	$(4,899)
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(150,352)	—	—	—	150,352	—
Depreciation and amortization	651	8,610	5,860	9,906	—	25,027
Loss on extinguishment of debt	475	3,642	694	4,720	—	9,531
Change in fair value of derivative not designated as a hedge	—	3,597	—	—	—	3,597
Provision for loan losses	—	15,800	10,522	19,554	—	45,876
Non-cash stock compensation	5,814	—	—	—	—	5,814
Non-controlling interest	—	—	—	(293)	—	(293)
Losses on disposal of fixed assets	—	345	837	60	—	1,242
Unrealized foreign exchange loss(gain)	—	1,937	(70)	8,047	—	9,914
Deferred tax provision (benefit)	—	91	5,214	(4,654)	—	651
Accretion of debt discount and deferred issuance costs	8,946	3,557	63	857	—	13,423
Change in assets and liabilities (net of effect of acquisitions):
Increase (decrease) in loans and other receivables	(8)	(20,214)	(9,886)	(36,901)	271	(66,738)
Decrease (increase) in prepaid expenses and other	—	10,622	(2,224)	6,498	(18,507)	(3,611)
Provision for litigation settlements	—	19,748	—	4,855	—	24,603
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,062	4,449	(7,841)	6,661	18,236	22,567

Net cash provided by operating activities	1,689	49,228	131,294	44,493	(140,000)	86,704
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(303)	(154,749)	—	(155,052)
Additions to property and equipment	—	(7,362)	(6,729)	(15,304)	—	(29,395)
Net decrease (increase) in due from affiliates	36,291	(270,690)	(134,479)	228,878	140,000	—

Net cash provided by (used in) investing activities	36,291	(278,052)	(141,511)	58,825	140,000	(184,447)
Cash flows from financing activities:
Proceeds from 10.375% Senior Notes due 2016	—	596,388	—	—	—	596,388
Proceeds from the exercise of stock options	1,458	—	—	—	—	1,458
Repayment of term loan notes	—	(286,762)	—	(82,479)	—	(369,241)
Other debt payments	—	—	—	(6,992)	—	(6,992)
Repurchase of convertible debt	(32,032)	—	—	—	—	(32,032)
Payment of debt issuance and other costs	(2,088)	(15,735)	(1,818)	(149)	—	(19,790)

Net cash (used in) provided by financing activities	(32,662)	293,891	(1,818)	(89,620)	—	169,791
Effect of exchange rate changes on cash and cash equivalents	—	15,102	—	(5,458)	—	9,644

Net increase (decrease) in cash and cash equivalents	5,318	80,169	(12,035)	8,240	—	81,692
Cash and cash equivalents balance-beginning of period	99	138,408	30,340	40,755	—	209,602

Cash and cash equivalents balance-end of period	$5,417	$218,577	$18,305	$48,995	$—	$291,294

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets
June 30, 2009

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Current Assets
Cash and cash equivalents	$99	$138,408	$30,340	$40,755	$—	$209,602
Loans receivable, net	—	25,191	21,863	67,640	—	114,694
Loans in default, net	—	5,415	934	87	—	6,436
Other receivables	330	4,423	1,149	1,397	—	7,299
Prepaid expenses and other current assets	—	17,606	3,626	23,001	(21,400)	22,833

Total current assets	429	191,043	57,912	132,880	(21,400)	360,864
Deferred tax asset, net of valuation allowance	—	20,901	—	6,161	—	27,062
Intercompany receivables	289,324	47,077	—	—	(336,401)	—
Property and equipment, net	11	25,074	13,812	19,717	—	58,614
Goodwill and other intangibles	—	166,149	206,287	81,911	—	454,347
Debt issuance costs, net	3,039	3,935	1,882	1,013	—	9,869
Investment in subsidiaries	77,364	—	124,544	—	(201,908)	—
Other	—	606	9,982	121	—	10,709

Total Assets	$370,167	$454,785	$414,419	$241,803	$(559,709)	$921,465

Current Liabilities
Accounts payable	$89	$11,044	$13,743	$11,422	$—	$36,298
Income taxes payable	—	2,753	330	11,751	—	14,834
Accrued expenses and other liabilities	—	42,998	36,609	12,416	(21,435)	70,588
Debt due within one year	—	2,950	—	2,930	—	5,880
Current deferred tax liability	—	71	—	—	—	71

Total current liabilities	89	59,816	50,682	38,519	(21,435)	127,671
Fair value of derivatives	—	10,223	—	—	—	10,223
Long-term deferred tax liability	—	6,624	12,102	150	—	18,876
Long-term debt	161,316	283,937	—	85,172	—	530,425
Intercompany payables	—	—	267,040	69,361	(336,401)	—
Other non-current liabilities	—	17,897	7,431	29	(165)	25,192

Total liabilities	161,405	378,497	337,255	193,231	(358,001)	712,387

Total Dollar Financial Corp. stockholders’ equity	208,762	76,288	77,164	48,256	(201,708)	208,762

Non-controlling interest	—	—	—	316	—	316

Total stockholders’ equity	208,762	76,288	77,164	48,572	(201,708)	209,078

Total Liabilities and Stockholders’ Equity	$370,167	$454,785	$414,419	$241,803	$(559,709)	$921,465

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations
Year ended June 30, 2009

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Check cashing	$—	$67,830	$56,378	$40,390	$—	$164,598
Fees from consumer lending	—	121,518	79,612	65,376	—	266,506
Other	—	46,919	16,880	32,950	—	96,749

Total revenues	—	236,267	152,870	138,716	—	527,853

Operating expenses:
Salaries and benefits	—	51,741	58,585	35,390	—	145,716
Provision for loan losses	—	23,201	20,821	8,114	—	52,136
Occupancy	—	14,491	16,304	11,017	—	41,812
Depreciation	—	4,752	4,173	4,150	—	13,075
Other	—	37,829	29,885	25,596	—	93,310

Total operating expenses	—	132,014	129,768	84,267	—	346,049

Operating margin	—	104,253	23,102	54,449	—	181,804

Corporate and other expenses:
Corporate expenses	—	16,285	39,515	12,417	—	68,217
Intercompany charges	(5,336)	7,406	(8,800)	6,730	—	—
Other depreciation and amortization	—	1,228	1,203	1,396	—	3,827
Interest expense, net	15,504	16,499	5,090	6,603	—	43,696
Unrealized foreign exchange gain	—	—	—	(5,499)	—	(5,499)
Provision for litigation settlements	—	57,476	369	75	—	57,920
Loss on store closings	—	2,967	6,950	423	—	10,340
Other expense (income), net	—	(1,805)	(1,757)	(1,336)	—	(4,898)

(Loss) income before income taxes	(10,168)	4,197	(19,468)	33,640	—	8,201
Income tax (benefit)provision	—	(45)	5,097	9,971	—	15,023

Net (loss) income	(10,168)	4,242	(24,565)	23,669	—	(6,822)
Equity in net income(loss) of subsidiaries:
National Money Mart Company	4,242	—	—	—	(4,242)	—
Guarantors	(24,565)	—	—	—	24,565	—
Non-guarantors	23,669	—	—	—	(23,669)	—

Net (loss) income attributable to Dollar Financial Corp.	$(6,822)	$4,242	$(24,565)	$23,669	$(3,346)	$(6,822)

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Year Ended June 30, 2009

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(6,822)	$4,242	$(24,565)	$23,669	$(3,346)	$(6,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(3,346)	—	—	—	3,346	—
Depreciation and amortization	868	7,133	5,933	5,978	—	19,912
Provision for loan losses	—	23,201	20,821	8,114	—	52,136
Non-cash stock compensation	6,363	—	—	—	—	6,363
Losses on disposal of fixed assets	—	1,196	1,695	341	—	3,232
Unrealized foreign exchange gain	—	—	—	(5,499)	—	(5,499)
Deferred tax (benefit) provision	—	(15,179)	4,866	(236)	—	(10,549)
Accretion of debt discount and deferred issuance costs	8,933	—	—	—	—	8,933
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(11)	(16,083)	(14,718)	(13,530)	—	(44,342)
(Increase) decrease in prepaid expenses and other	—	(13,441)	(1,391)	(12,131)	21,400	(5,563)
Provision for litigation settlements	—	49,219	—	—	—	49,219
Increase (decrease) in accounts payable, accrued expenses and other liabilities	41	(17,147)	21,968	8,722	(21,400)	(7,816)

Net cash provided by operating activities	6,026	23,141	14,609	15,428	—	59,204
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(144)	(73)	(26,002)	—	(26,219)
Additions to property and equipment	—	(2,864)	(3,803)	(9,068)	—	(15,735)
Net (increase) decrease in due from affiliates	(2,008)	13,045	(30,428)	19,391	—	—

Net cash (used in) provided by investing activities	(2,008)	10,037	(34,304)	(15,679)	—	(41,954)
Cash flows from financing activities:
Proceeds from termination of cross currency swaps	—	—	—	14,353	—	14,353
Proceeds from exercise of stock options	3,317	—	—	—	—	3,317
Purchase of company stock	(7,492)	—	—	—	—	(7,492)
Other debt payments	—	(2,919)	—	(700)	—	(3,619)
Net decrease in revolving credit facilities	—	—	—	(3,762)	—	(3,762)
Payment of debt issuance and other costs	—	—	(128)	—	—	(128)

Net cash used in financing activities	(4,175)	(2,919)	(128)	9,891	—	2,669
Effect of exchange rate changes on cash and cash equivalents	—	(11,278)	—	(8,753)	—	(20,031)

Net (decrease) increase in cash and cash equivalents	(157)	18,981	(19,823)	887	—	(112)
Cash and cash equivalents balance-beginning of period	256	119,427	50,163	39,868	—	209,714

Cash and cash equivalents balance-end of period	$99	$138,408	$30,340	$40,755	$—	$209,602

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations
Year ended June 30, 2008

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues:
Check cashing	$—	$81,806	$57,438	$57,336	$—	$196,580
Fees from consumer lending	—	147,313	79,838	55,329	—	282,480
Other	—	50,372	13,632	29,120	—	93,124

Total revenues	—	279,491	150,908	141,785	—	572,184

Operating expenses:
Salaries and benefits	—	63,247	57,358	38,758	—	159,363
Provision for loan losses	—	27,115	24,889	6,454	—	58,458
Occupancy	—	16,161	16,183	10,674	—	43,018
Depreciation	—	5,527	4,253	3,883	—	13,663
Other	—	39,273	31,158	28,021	—	98,452

Total operating expenses	—	151,323	133,841	87,790	—	372,954

Operating margin	—	128,168	17,067	53,995	—	199,230

Corporate and other expenses:
Corporate expenses	—	23,599	33,880	13,380	—	70,859
Intercompany charges	(4,068)	13,268	(19,757)	10,557	—	—
Other depreciation and amortization	—	1,490	1,021	1,391	—	3,902
Interest expense, net	12,715	21,611	2,453	7,599	—	44,378
Provision for litigation settlements	—	—	240	105	—	345
Loss on store closings	—	119	869	5	—	993
Other expense (income), net	—	714	(1,471)	131	—	(626)

(Loss) income before income taxes	(8,647)	67,367	(168)	20,827	—	79,379
Income tax provision	—	25,721	3,491	6,803	—	36,015

Net (loss) income	(8,647)	41,646	(3,659)	14,024	—	43,364
Equity in net income(loss) of subsidiaries:
National Money Mart Company	41,646	—	—	—	(41,646)	—
Guarantors	(3,659)	—	—	—	3,659	—
Non-guarantors	14,024	—	—	—	(14,024)	—

Net (loss) income attributable to Dollar Financial Corp.	$43,364	$41,646	$(3,659)	$14,024	$(52,011)	$43,364

DOLLAR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Year Ended June 30, 2008

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net income	$43,364	$41,646	$(3,659)	$14,024	$(52,011)	$43,364
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(52,011)	—	—	—	52,011	—
Depreciation and amortization	861	8,343	5,786	5,634		20,624
Loss on extinguishment of debt	—	—	97	—	—	97
Provision for loan losses		27,115	24,889	6,454	—	58,458
Non-cash stock compensation	2,682	—	—	—	—	2,682
Losses on disposal of fixed assets	—	93	419	6	—	518
Deferred tax provision (benefit)	—	2,574	3,312	86	—	5,972
Accretion of debt discount and deferred issuance costs	8,142	—	—	—	—	8,142
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(12)	(27,902)	(24,354)	(24,210)	—	(76,478)
Increase in prepaid expenses and other	—	(1,714)	(4,004)	(4,225)		(9,943)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(468)	5,399	14,504	7,885	—	27,320

Net cash provided by operating activities	2,558	55,554	16,990	5,654	—	80,756
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,300)	(129,954)	(11,174)	—	(143,428)
Additions to property and equipment	—	(10,652)	(5,132)	(7,744)	—	(23,528)
Net (increase) decrease in due from affiliates	(147,913)	7,933	126,921	13,059	—	—

Net cash provided by (used in) investing activities	(147,913)	(5,019)	(8,165)	(5,859)	—	(166,956)
Cash flows from financing activities:
Decrease in restricted cash	—	14	1,000	—	—	1,014
Proceeds from the exercise of stock options	1,055	—	—	—	—	1,055
Other debt payments	—	(3,374)	—	(1,017)	—	(4,391)
Repayment of 9.75% Senior Notes due 2011	—	—	(2,179)	—	—	(2,179)
Net increase in revolving credit facilities	—	—	—	5,243	—	5,243
Payment of debt issuance and other costs	(149)	—	(305)	—	—	(454)

Net cash (used in) provided by financing activities	906	(3,360)	(1,484)	4,226	—	288
Effect of exchange rate changes on cash and cash equivalents	—	4,873	—	(192)	—	4,681

Net increase (decrease) in cash and cash equivalents	(144,449)	52,048	7,341	3,829	—	(81,231)
Cash and cash equivalents balance-beginning of period	144,705	67,379	42,822	36,039	—	290,945

Cash and cash equivalents balance-end of period	$256	$119,427	$50,163	$39,868	$—	$209,714

23.	Subsequent Events

On August 25, 2010, the Company entered into an agreement to acquire Folkia Group AS (“Folkia”), a leading Scandinavian internet lending business headquartered in Stockholm, Sweden. Folkia, which was founded in 2006, currently provides internet loans in four countries including Sweden, Finland, Denmark, and Estonia. The completion of the acquisition is contingent upon customary closing conditions, including local regulatory approval, which is expected to take 45 to 90 days to obtain. The purchase price of the acquisition is approximately $28.0 million with a potential for future earn-out payments depending on the growth of the acquired business over the next two years.

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

Changes in Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting required by this Item is incorporated by reference herein to the section in Part II, Item 8 of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data.”

(b)	Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm required by this Item is incorporated by reference herein to the section in Part II, Item 8 of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

On August 25, 2010, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Dollar Financial Corp., a Delaware corporation (the “Company”), approved cash bonus awards for the following named executive officers pursuant to the Company’s Executive Management Bonus Program (with respect to Messrs. Weiss, Underwood and Miller) and Key Management Bonus Program (with respect to Messrs. Franchuk and Piccini) earned for the fiscal year ended June 30, 2010. The bonus awards approved by the Committee were based upon the achievement by the Company of financial and strategic objectives established by the Board for the Executive Management Bonus Program and the Key Management Bonus Program. The bonus awards will be paid on or about September 1, 2010.

Named Executive Officer	Bonus Award for Fiscal 2010
(in local currency)

Jeffrey Weiss	$1,723,750
Randy Underwood	$909,000
Norman Miller	$720,000
Sydney Franchuk	CDN 472,305
Silvio Piccini	$275,000

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The information required by this Item with respect to executive officers, directors, any material changes to the procedures for stockholders to recommend nominees for the Board of Directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts and Section 16(a) compliance will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders (“Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The Code of Business Conduct and Ethics (the “Code”) is publicly available on our website at http://www.dfg.com/ethics.asp. Amendments to the Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item with respect to security ownership or certain beneficial owners and management will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans
As of June 30, 2010:

The following table sets forth, as of June 30, 2010, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of		Number of Securities
	Securities to	Weighted-Average	Remaining
	be Issued	Exercise Price of	Available for
	Upon	Outstanding	Future Issuance
	Exercise of	Options,	Under Equity
	Outstanding Options,	Warrants and	Compensation
Plan Category	Warrants and Rights	Rights	Plans

Equity compensation Plans approved by Stockholders:
Options	1,938,723	$15.33	437,017(a )
Restricted Shares/Restricted Stock Unit Awards	706,539	(b)	(a )
Equity compensation Plans not approved by Stockholders	—	—	—
Total	2,645,262	$15.33	437,017

(a)	401,836 of these shares may be issued as restricted shares/restricted stock unit awards under our 2007 Equity Incentive Plan

(b)	Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

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

(3) Exhibits.

Exhibit No.		Description of Document

2.1		Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(9)
2.2		Purchase Agreement dated as of October 28, 2009 by and among Dollar Financial Corp, Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(19)
2.3		Amendment to Purchase Agreement dated as of December 23, 2009 by and among Dollar Financial Corp, Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(20)
3	.1(a)	Amended and Restated Certificate of Incorporation of Dollar Financial Corp.(21)
3	.1(b)	Amended and Restated Bylaws of Dollar Financial Corp.(21)
4.1		Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 2.875% Senior Convertible Notes due 2027(5)
4.2		Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers(5)
4.3		Indenture dated December 21, 2009, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.00% Senior Convertible Notes due 2028(20)
4.4		Indenture dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and U.S. Bank National Association, as trustee, governing the terms of the 10.375% Senior Notes due 2016(20)
4.5		Registration Rights Agreement dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers(20)
10.1		Amended and Restated Credit Agreement among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders from time to time parties thereto, U.S. Bank National Association, as documentation agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Wells Fargo Bank, National Association, as administrative agent and as security trustee, dated as of December 23, 2009(19)
10.2		Dollar Financial Corp. Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund L.P., a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and Dollar Financial Corp(1)

Exhibit No.		Description of Document

10.3		Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(2)
10.4		Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(3)
10.5		Form of Director Indemnification Agreement(2)
10	.6*	Employment Agreement, dated as of October 30, 2009, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(17)
10	.7*	Amended and Restated Employment Agreement by and among Norman Miller, the Company and DFG, dated as of May 14, 2008(12)
10	.8*	Amended and Restated Employment Agreement by and among Randy Underwood, the Company and DFG, dated as of May 17, 2010(23)
10	.9*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009(15)
10	.10*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(6)
10	.11*	Form of Stock Option Agreement for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)
10	.12*	Form of Stock Option Grant Notice for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)
10	.13*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(11)
10	.14*	Form of Restricted Stock Grant Document for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(16)
10	.15*	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan (International Grantee)(16)
10	.16*	Dollar Financial Corp. 2007 Equity Incentive Plan(10)
10	.17*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan(14)
10	.18*	Form of Stock Option Grant Notice for 2007 Equity Incentive Plan(14)
10	.19*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)(14)
10	.20*	Form of Restricted Stock Grant Document for the 2007 Stock Incentive Plan(16)
10	.21*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of January 1, 2009(13)
10	.22*	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(13)
10	.23*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants(7)
10	.24*	Dollar Financial Corp. Fiscal 2008 Executive Management Bonus Plan(8)
10	.25*	Dollar Financial Corp. 2008 Key Management Bonus Plan(8)
10	.26*	Dollar Financial Corp. Fiscal 2009 Executive Management Bonus Program(16)
10	.27*	Dollar Financial Corp. 2009 Key Management Bonus Program(16)
10	.28*	Dollar Financial Corp. Fiscal 2010 Executive Management Bonus Program(16)
10	.29*	Dollar Financial Corp. Fiscal 2010 Key Management Bonus Program(16)
10	.30*	Dollar Financial Corp. Fiscal 2011 Bonus Program

Exhibit No.	Description of Document

10.31	Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased, and Ronald Adrien Oriet, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009(18)
10.32	Settlement Agreement effective as of March 4, 2010 and executed as of May 6, 2010 by and among Kurt MacKinnon and Louise Parsons, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants(22)
21.1	Subsidiaries of Dollar Financial Corp.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31.2	Certification of Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31.3	Certification of Corporate Controller Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Corporate Controller Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on July 7, 2004 (File No. 333-113570)
(3)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)
(5)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 17, 2007 (File No. 000-50866)
(8)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Group, Inc. on September 18, 2007 (File No. 333-18221)
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 21, 2007 (File No. 000-50866)
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 15, 2008 (File No. 000-50866)
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008 (File No. 000-50866)
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 5, 2008 (File No. 000-50866)

Exhibit No.	Description of Document

(15)	Incorporated by reference to the Current Report on Form 8-K filed March 20, 2009 (File No. 000-50866)
(16)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 3, 2009 (File No. 000-50866)
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 2, 2009 (File No. 000-50866)
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2009 (File No. 000-50866)
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009 (File No. 000-50866)
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009 (File No. 000-50866)
(21)	Incorporated by reference to the Registration Statement on Form S-4 filed by National Money Mart Company and Dollar Financial Corp. on March 22, 2010 (File No. 333-165617)
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2010 (File No. 000-50866)
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 18, 2010 (File No. 000-50866)
(24)	Incorporated by reference to the Registration Statement on Form S-4/A filed by National Money Mart Company and Dollar Financial Corp. on May 21, 2010 (File No. 333-165617)

*	Management contracts and compensatory plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR FINANCIAL CORP.

By:	/s/ RANDY UNDERWOOD
Randy Underwood
Executive Vice President and Chief Financial
Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	August 31, 2010

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 31, 2010

/s/ DAVID JESSICK David Jessick	Director	August 31, 2010

/s/ KENNETH SCHWENKE Kenneth Schwenke	Director	August 31, 2010

/s/ CLIVE KAHN Clive Kahn	Director	August 31, 2010

/s/ JOHN GAVIN John Gavin	Director	August 31, 2010

/s/ RON MCLAUGHLIN Ron McLaughlin	Director	August 31, 2010

/s/ MICHAEL KOOPER Michael Kooper	Director	August 31, 2010