Form 10-Q
period 2010-09-30
DOLLAR FINANCIAL CORP
filed 2010-11-08
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2010, 24,404,088 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2010 and September 30, 2010 (unaudited)	3

Interim Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2010	4

Interim Consolidated Statements of Stockholders’ Equity as of June 30, 2010 and September 30, 2010 (unaudited)	5

Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2010	6

Notes to Interim Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 6. Exhibits	55

Signature	56

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

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	September 30,
	2010	2010
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$291.3	$286.3
Loans receivable, net:
Loans receivable	156.5	172.0
Less: Allowance for loan losses	(18.2)	(20.9)

Loans receivable, net	138.3	151.1
Loans in default, net of an allowance of $14.4 and $16.9	7.3	8.5
Other receivables	17.2	17.4
Prepaid expenses and other current assets	25.8	31.6
Current deferred tax asset, net of valuation allowance of $4.9 and $4.9	1.0	1.0

Total current assets	480.9	495.9
Deferred tax asset, net of valuation allowance of $80.2 and $80.9	22.6	22.6
Property and equipment, net of accumulated depreciation of $117.2 and $123.8	67.5	73.7
Goodwill and other intangibles	609.0	619.6
Debt issuance costs, net of accumulated amortization of $3.5 and $4.5	18.7	18.3
Other	15.9	17.8

Total Assets	$1,214.6	$1,247.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44.8	$34.3
Income taxes payable	6.2	3.8
Accrued expenses and other liabilities	92.6	96.2
Debt due within one year	3.3	18.0
Current deferred tax liability	0.3	0.4

Total current liabilities	147.2	152.7
Fair value of derivatives	47.4	58.4
Long-term deferred tax liability	24.0	25.9
Long-term debt	725.3	727.4
Other non-current liabilities	52.4	42.8
Stockholders’ equity:
Common stock, $.001 par value: 55,500,000 shares authorized; 24,359,459 shares and 24,404,088 shares issued and outstanding at June 30, 2010 and September 30, 2010, respectively	—	—
Additional paid-in capital	331.1	332.5
Accumulated deficit	(115.5)	(103.3)
Accumulated other comprehensive income	2.7	11.6

Total Dollar Financial Corp. stockholders’ equity	218.3	240.8
Non-controlling interest	—	(0.1)

Total stockholders’ equity	218.3	240.7

Total Liabilities and Stockholders’ Equity	$1,214.6	$1,247.9

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Three Months Ended
	September 30,
	2009	2010
Revenues:
Check cashing	$37.8	$35.3
Fees from consumer lending	77.4	92.0
Money transfer fees	6.8	7.2
Pawn service fees and sales	3.8	6.3
Other	19.7	33.4

Total revenues	145.5	174.2

Operating expenses:
Salaries and benefits	36.7	40.7
Provision for loan losses	11.7	14.0
Occupancy	10.8	11.6
Depreciation	3.4	3.6
Returned checks, net and cash shortages	2.3	1.9
Maintenance and repairs	2.8	3.3
Advertising	3.4	5.8
Bank charges and armored carrier service	3.5	3.8
Other	15.0	21.2

Total operating expenses	89.6	105.9

Operating margin	55.9	68.3

Corporate and other expenses:
Corporate expenses	20.4	25.4
Other depreciation and amortization	1.1	2.7
Interest expense, net	11.6	21.6
Unrealized foreign exchange loss (gain)	7.8	(14.6)
Loss on derivatives not designated as hedges	—	13.8
Provision for litigation settlements	1.3	0.2
Loss on store closings	0.3	0.2
Other expense, net	—	0.8

Income before income taxes	13.4	18.2
Income tax provision	8.0	6.1

Net income	5.4	12.1
Less: Net income (loss) attributable to non-controlling interests	0.1	(0.1)

Net income attributable to Dollar Financial Corp.	$5.3	$12.2

Net income per share attributable to Dollar Financial Corp:
Basic	$0.22	$0.50
Diluted	$0.22	$0.49
Weighted average shares outstanding:
Basic	23,998,357	24,266,967
Diluted	24,480,544	24,853,047
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income	Equity
Balance, June 30, 2010 (audited)	24,359,459	$—	$331.1	$(115.5)	$—	$2.7	$218.3

Comprehensive income:
Foreign currency translation						7.7	7.7
Cash flow hedges						1.2	1.2
Net income attributable to Dollar Financial Corp.				12.2			12.2

Total comprehensive income							21.1
Restricted stock grants	43,556
Stock options exercised	17,114		0.2				0.2
Vested portion of granted restricted stock and restricted stock units			0.4				0.4
Retirement of common stock	(16,041)
Other stock compensation			0.8				0.8
Net loss attributable to non-controlling interest					(0.1)		(0.1)

Balance, September 30, 2010	24,404,088	$—	$332.5	$(103.3)	$(0.1)	$11.6	$240.7

(unaudited)
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$5.4	$12.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.4	7.2
Change in fair value of derivatives not designated as hedges	—	9.5
Provision for loan losses	11.7	14.0
Non-cash stock compensation	1.4	1.2
Loss on disposal of fixed assets	0.2	0.3
Unrealized foreign exchange loss (gain)	7.8	(14.6)
Deferred tax provision	3.9	2.1
Accretion of debt discount and deferred issuance costs	2.4	3.6
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	(14.7)	(21.1)
(Increase) decrease in prepaid expenses and other	0.6	(6.8)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5.3)	(25.9)

Net cash provided by (used in) operating activities	18.8	(18.4)
Cash flows from investing activities:
Acquisition adjustments	—	(0.4)
Additions to property and equipment	(5.5)	(9.4)

Net cash used in investing activities	(5.5)	(9.8)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	0.2
Other debt payments	(8.0)	—
Net increase in revolving credit facilities	—	14.3
Payment of debt issuance and other costs	(0.1)	(0.1)

Net cash (used in) provided by financing activities	(8.1)	14.4
Effect of exchange rate changes on cash and cash equivalents	11.9	8.8

Net increase (decrease) in cash and cash equivalents	17.1	(5.0)
Cash and cash equivalents at beginning of period	209.6	291.3

Cash and cash equivalents at end of period	$226.7	$286.3

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“OPCO”) and its wholly owned subsidiaries. The activities of DFC consist primarily of its investment in OPCO. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s annual report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
     Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company operates a store network through OPCO. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,193 locations (of which 1,067 are company owned) operating principally as Money Mart®, The Money Shop, Loan Mart®, Insta-Cheques® and The Check Cashing Store in 17 states, Canada, the United Kingdom and the Republic of Ireland. This network includes 1,187 locations (including 1,067 company-owned) in 15 states, Canada, the United Kingdom and the Republic of Ireland offering financial services including check cashing, single-payment consumer loans, sale of money orders, money transfer services, foreign currency exchange and various other related services. The Company also provides financial services to the general public in Poland through in-home servicing under the trade name “Optima”. The Company’s network also includes a U.K. and Canadian Internet-based consumer lending business as well as a U.K. based merchant cash advance business that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts.
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
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes, litigation reserves and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
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
Fair Value of Financial Instruments
     The fair value of the Company’s 2.875% Senior Convertible Notes due 2027 issued by Dollar Financial Corp. (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 (the “2028 Notes”) and the 10.375% Senior Notes due 2016 issued by the Company’s

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Canadian subsidiary, National Money Mart Company (the “2016 Notes”), are based on broker quotations.
     The total fair value of the 2027 and the 2028 Notes were approximately $40.0 million and $110.9 million, respectively at June 30, 2010. The total fair value of the 2027 Notes and the 2028 Notes were approximately $41.3 million and $117.7 million, respectively, at September 30, 2010. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $609.0 million and $637.5 million at June 30, 2010 and September 30, 2010, respectively.
     The Company’s other financial instruments consist of cash and cash equivalents and derivatives, loan and other consumer lending receivables, which are short-term in nature and their fair value approximates their carrying value net of allowance for loan loss.
Earnings per Share
     Basic earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in millions):

	Three Months Ended
	September 30,
	2009	2010
Net income attributable to Dollar Financial Corp	$5.3	$12.2
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	24.0	24.3
Effect of dilutive stock options — (2)	0.2	0.4
Effect of unvested restricted stock and restricted stock unit grants (2)	0.3	0.2

Weighted average of common shares outstanding — diluted	24.5	24.9

(1)	Excludes 0.1 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of September 30, 2009 and 2010, respectively. The dilutive effect of restricted stock is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.
     Compensation expense related to share-based compensation included in the statement of operations for the three months ended September 30, 2009 and 2010 was $1.2 million and $1.3 million, respectively, net of related tax.
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended
	September 30,
	2009	2010
Expected volatility	55.0%	52.9%
Expected life (years)	6.0	5.8
Risk-free interest rate	3.30%	2.03%
Expected dividends	None	None
Weighted average fair value	$8.72	$9.89
A summary of the status of stock option activity for the three months ended September 30, 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2010 (1,199,015 shares exercisable)	1,938,723	$15.33	7.5	$9.9
Granted	4,159	$19.62
Exercised	(17,114)	$10.10
Forfeited and expired	(30,768)	$12.78

Options outstanding at September 30, 2010	1,895,000	$15.43	7.2	$11.3

Exercisable at September 30, 2010	1,242,081	$15.57	6.4	$7.3

     The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised for the three months ended September 30, 2010 was $0.1 million, and was $0.1 million for the three months ended September 30, 2009. As of September 30, 2010, the total unrecognized compensation cost over a weighted-average period of 2.3 years, related to stock options, is expected to be $2.9 million. Cash received from stock options exercised for the three months ended September 30, 2010 was $0.2 million and for the three months ended September 30, 2009 was zero.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information concerning unvested restricted stock awards is as follows:

Weighted
Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2010	100,562	$14.49
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Outstanding at September 30, 2010	100,562	$14.49

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
     Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2010	605,978	$14.97
Granted	4,869	$19.43
Vested	(44,231)	$17.33
Forfeited	(18,696)	$15.97

Outstanding at September 30, 2010	547,920	$14.78

     As of September 30, 2010, there was $9.6 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three months ended September 30, 2010 was $0.8 million.
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
     In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods presented. The adoption impacted the accounting for the 2027 Notes and, after their issuance in December 2009, the 2028 Notes, resulting in additional non-cash interest expense of approximately $2.0 million and $2.4 million for the three months ended September 30, 2009 and 2010, respectively. Also, the adoption of the Statement reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the remaining expected life of the debt.
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
     On December 23, 2009, the Company consummated the acquisition of all the shares of Military Financial Services LLC, including its wholly-owned subsidiary Dealers’ Financial Services, LLC, which provides fee-based services for military personal who obtain auto loans in the United States made by a major third-party national bank. The aggregate purchase price for the acquisition was $123.3 million. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.9 million. The total purchase price of the acquisition, including transactions costs, was $125.2 million. Of the total estimated purchase price, an estimate of $5.7 million has been allocated to net tangible assets acquired, $28.7 million has been allocated to definite-lived intangible assets acquired and $35.4 million has been allocated to indefinite-lived intangible assets. The remaining purchase price has been allocated to goodwill. The Company anticipates that the entire amount of the goodwill recorded in connection with the acquisition of DFS will be deductible for income tax purposes.
     On April 13, 2010, the Company entered into a purchase agreement to acquire all the shares of Suttons & Robertsons (S&R), which operates three high-end pawn shops in the U.K. The aggregate purchase price for the acquisition was approximately $25.8 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $5.9 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $19.9 million and recorded as goodwill.
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
     One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow our network through acquisitions. The Company believes that acquisitions will provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of the industry’s, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2010	$496.8
Purchase accounting adjustments:
Military Financial Services, LLC	0.1
Foreign currency translation adjustment	10.0

Balance at September 30, 2010	$506.9

     The following pro forma information for the periods ended September 30, 2009 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the MCE, DFS and S&R acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

Pro Forma Results
Three months ended
September 30, 2009
(Unaudited in millions
except per share amounts)
Revenue	$154.5
Net income attributable to Dollar Financial Corp	$8.5
Net income per common share — basic	$0.36
Net income per common share — diluted	$0.35
3. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2010 are as follows (in millions):

	United States	Dealers’ Financial		United
	Retail	Services	Canada	Kingdom	Other	Total
Balance at June 30, 2010	$205.7	$53.5	$136.4	$94.6	$6.6	$496.8
Acquisitions and purchase accounting adjustments	—	0.1	—	—	—	0.1
Foreign currency translation adjustments	—	—	4.1	5.0	0.9	10.0

Balance at September 30, 2010	$205.7	$53.6	$140.5	$99.6	$7.5	$506.9

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reflects the components of intangible assets (in millions):

	Gross Carrying Amount
	June 30,	September 30,
	2010	2010
Non-amortizing intangible assets:
Goodwill	$496.8	$506.9
Reacquired franchise rights	51.3	53.3
DFS MILES Program	35.4	35.4

	$583.5	$595.6

Amortizable intangible assets:
Various contracts	$28.7	$28.7
Accumulated Amortization:
Various contracts	(3.2)	(4.7)

Total intangible assets	$609.0	$619.6

     Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Intangible assets consist of reacquired franchise rights, which are deemed to have an indefinite useful life and are not amortized.
     Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2010, there was no impairment of goodwill.
     Other indefinite-lived intangible assets consist of reacquired franchise rights and DFS’ MILES program brand name, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.
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
     Amortization expense of intangible assets was $1.5 million for the three months ended September 30, 2010.
     Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended
June 30,	Amount
2011	$6.0
2012	5.9
2013	5.6
2014	5.4
2015	2.6

$25.5

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Debt
     The Company had debt obligations at June 30, 2010 and September 30, 2010 as follows (in millions):

		September
	June 30,	30,
	2010	2010
Revolving credit facility	$—	$14.3
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.3)	(3.3)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	38.3	38.9
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	84.9	86.3
Other	8.7	9.2

Total debt	728.6	745.4

Less: current portion of debt	(3.3)	(18.0)

Long-term debt	$725.3	$727.4

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
     In February 2010, Dollar Financial Corp. repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by Dollar Financial Corp. in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2010 and September 30, 2010. The Company recognized a net loss of $0.7 million related to the repurchased Notes.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Treatment of Convertible Notes
     The Company has followed the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The 2028 Notes issued during fiscal year 2010 are also subject to the application of the accounting standard. The Company is required to record the liability portion of the Notes at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Notes during the periods in which the Notes are outstanding. As of September 30, 2010, the remaining discount of $5.9 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012 and the remaining discount of $33.7 million on the 2028 Notes will be amortized similarly through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.
     The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) do not contain a beneficial conversion feature, as the fair value of Dollar Financial Corp.’s common stock on the date of issuance was less than the initial conversion price.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In the third quarter of fiscal 2008, the Company’s United Kingdom subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. This facility expired on June 30, 2010.
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
     At September 30, 2010, $14.3 million was outstanding under the U.S. Revolving Facility and no amounts were outstanding under the Canadian Revolving Facility.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The obligations under the U.S. Revolving Facility, if any, are guaranteed by the Company and certain direct and indirect domestic subsidiaries of the Company. The obligations under the Canadian Revolving Facility are guaranteed by the Company and substantially all of its domestic and foreign direct and indirect subsidiaries. The obligations of the respective borrowers and guarantors under the facilities are secured by substantially all of the assets of such borrowers and guarantors.
     The Amended and Restated Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of September 30, 2010, the Company was in compliance with all covenants.
     Other debt consists of GBP 5.8 million of debt assumed as part of the S&R acquisition, consisting of a GBP 0.5 million overdraft facility, a GBP 1.8 million revolving loan and a GBP 3.5 million term loan.
     Interest expense, net was $11.6 million and $21.6 million for the three months ended September 30, 2009 and 2010, respectively. Included in interest expense was $2.4 million and $2.0 million of non-cash interest related to the Convertible Notes for the three months ended September 30, 2009 and 2010, respectively.
5. Fair Value Measurements
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
     Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010
( in millions)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets and Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	September 30, 2010
Assets
Derivative financial instruments	$—	$—	$—	$—

Liabilities
Derivative financial instruments	$—	$58.4	$—	$58.4
     The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010.
6. Derivative Instruments and Hedging Activities
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
     Specifically, certain of the Company’s foreign operations in the United Kingdom and Canada expose the Company to fluctuations in foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency because the debt is denominated in a currency other than the subsidiary’s functional currency. The Company has historically entered into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. Dollar.
Cash Flow Hedges of Foreign Exchange Risk
     Operations in the United Kingdom and Canada have exposed the Company to changes in the CAD-USD and GBP-USD foreign exchange rates. From time to time, the Company’s U.K. and Canadian subsidiaries purchase investment securities denominated in a currency other than their functional currency. The subsidiaries from time to time hedge the related foreign exchange risk typically with the use of out of the money put options because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of September 30, 2010, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk was recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent that it existed, the ineffective portion of the change in fair value of the derivative was recognized directly in earnings.
     On December 23, 2009, the Company used a portion of the net proceeds of its $600 million 10.375% Senior Notes due 2016 offering to prepay $350 million of the $368.6 million outstanding term loans in both the United Kingdom and Canada. As a result of the Company repaying the majority of its third party loans in the United Kingdom, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the elimination of the third party debt paid down. The accelerated amount was a loss of $3.9 million reclassified out of other comprehensive income into earnings due to the elimination of the forecasted transactions; this amount was included in Loss on Extinguishment of Debt during the three months ended December 31, 2009. Also, the Company discontinued prospectively hedge accounting on its Canadian cross-currency swaps as they no longer met the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. The cross-currency swaps continue to be outstanding, and changes in fair value to these instruments is recorded through the income statement because they were de-designated due to ineffectiveness. However, because third party debt remained outstanding, we have concluded that the hedged transactions are still probable of occurring. Therefore, in accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company continues to report the net loss related to the discontinued cash flow hedges that existed at the date of de-designation at its Canadian entity in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings over the remaining original term of the derivative, when the hedged forecasted transactions are recognized in earnings.
     As of September 30, 2010, the Company had the following outstanding derivatives:

			Receive Floating	Receive Floating
Foreign Currency Derivatives	Pay Fixed Notional	Pay Fixed Strike Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD182,132,438	8.75%	$158,400,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD60,979,248	7.47%	$52,800,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD83,188,800	7.41%	$72,000,000	3 mo. LIBOR + 2.75% per annum
Non-designated Hedges of Commodity Risk
     In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2010, the Company’s subsidiary in the United Kingdom did not have any outstanding gold options.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010 (in millions).
Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of September 30, 2010		As of September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$58.4

Total derivatives not designated as hedging instruments		$—		$58.4

	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$47.4

Total derivatives not designated as hedging instruments		$—		$47.4

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the periods ending September 30, 2010 and 2009 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2010
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Cross Currency Swaps	$—	Interest Expense	$(1.6)	Other income / (expense)	$(13.8)
		Corporate Expenses	0.4

Total	$—		$(1.2)		$(13.8)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2009
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign Exchange Contracts	$—	Foreign currency gain / (loss)	$—	Other income / (expense)	$—
Cross Currency Swaps	0.6	Interest Expense	(0.4)	Other income / (expense)	—
		Corporate Expenses	0.1

Total	$0.6		$(0.3)		$—

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
     As of September 30, 2010, the fair value of derivatives is in a net liability position of $61.3 million. This amount includes accrued interest but excludes any adjustment for non-performance risk. As of September 30, 2010, the Company has not posted, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $61.3 million at September 30, 2010.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Comprehensive Income
     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 6). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended
	September 30,
	2009	2010
Net income	$5.4	$12.1
Foreign currency translation adjustment(1)	4.3	7.7
Fair value adjustments for derivatives, net(2)	(0.5)	—
Amortization of accumulated other comprehensive income related to ineffective cash flow hedges(3)	0.3	1.2

Comprehensive income	9.5	21.0
Net income (loss) applicable to non-controlling interests	0.1	(0.1)

Comprehensive income attributable to Dollar Financial Corp.	$9.4	$21.1

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $24.1 million and $21.3 million as of September 30, 2009 and 2010, respectively.

(2)	Net of $0.3 million of tax for the three months ended September 30, 2009.

(3)	Net of $0.1 million and $0.3 million of tax for the three months ended September 30, 2009 and 2010, respectively.
Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $9.7 million at September 30, 2010, compared to net unrealized losses on put options designated as cash flow hedges of $8 thousand and $10.1 million of net unrealized losses on cross-currency interest rate swaps designated as cash flow hedging transactions and unrealized losses on terminated cross-currency interest rate swaps of $1.9 million at September 30, 2009.
8. Income Taxes
Income Tax Provision
The provision for income taxes was $6.1 million for the three months ended September 30, 2010 compared to a provision of $8.0 million for the three months ended September 30, 2009. The Company’s effective tax rate was 33.6% for the three months ended September 30, 2010 and was 59.9% for the three months ended September 30, 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 as compared to the prior year was primarily a result of the increased profitability in the Company’s U.S. based businesses (primarily as a result of the DFS acquisition) and the taxation of the Canadian mark to market gains/losses at the lower statutory rate. The Company’s effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. At September 30, 2010 the Company maintained deferred tax assets of $122.9 million which is offset by a valuation allowance of $85.8 million which represents a decrease of $0.7 million in the period. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
Foreign increase/(decrease)	0.1	0.8	(0.7)

Balance at September 30, 2010	$122.9	$85.8	$37.1

The $122.9 million in deferred tax assets consists of $43.9 million related to net operating losses and other temporary differences, $54.4 million related to foreign tax credits and $24.6 million in foreign deferred tax assets. At September 30, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.9 million, which reflects no change during the period. The net operating loss carry forward at September 30, 2010 and June 30, 2010 was $68.3 million. The Company’s ability to utilize pre-2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.4 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $24.6 million which is offset by a valuation allowance of $1.0 million related to the Canadian cross-currency interest rate swaps.
Effective July 1, 2009, the Company adopted ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At September 30, 2010, the deferred tax liability associated with the Notes was $13.8 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against the Company’s deferred tax asset.
At June 30, 2010, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At September 30, 2010, the Company had $12.1 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease its effective tax rate.
The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, the Company had approximately $1.3 million of accrued interest related to uncertain tax positions which represents a $0.4 million increase during the three months ended September 30, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
9. Contingent Liabilities
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In 2006, a former customer, H. Craig Day, commenced a purported class action against Dollar Financial Group, Inc., Money Mart and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from Money Mart in Alberta (the “Day Litigation” and, together with the Young Litigation, the “Alberta Litigation”). The allegations and relief sought in the Day Litigation action are substantially the same as those in the Young Litigation, but relate to a claim period that commences before and ends after the claim period in the Young Litigation and excludes the claim period described in the Young Litigation. In 2007, a demand for arbitration was served on the Day action plaintiffs; in April 2010, plaintiffs’ indicated that they would proceed with the claims in the Alberta Litigation; Money Mart and the franchisees have filed motions to enforce the arbitration clause and to stay the actions.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been certified to date as a class action. If the action proceeds, Money Mart intends to seek a stay of the action on the grounds that the plaintiff entered into an arbitration and mediation agreement with Money Mart with respect to the matters which are the subject of this action. The Company intends to defend this action vigorously.
Provisions for Settlement of Canadian Actions
     As of September 30, 2010, an aggregate of approximately CAD 55.2 million is included in the Company’s accrued liabilities relating to the Canadian class action proceedings described above. The class action proceedings settled to date have consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 32.3 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at September 30, 2010 and additional accruals may be required in the future.
Other Canadian Litigation
     In 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against Money Mart and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. The Company continues to defend these actions vigorously and believes it has meritorious defenses.
     On October 1, 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and InstaLoans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against Money Mart alleging trademark violations and false/misleading advertising, along with claims for CAD 60 million in damages, against Money Mart’s print, television and internet advertising which features Cash Store’s higher payday loan costs as compared to Money Mart. On October 14, 2010, Money Mart filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported Money Mart’s advertising statements. On October 15, 2010, the Cash Store abandoned its motion to enjoin Money Mart’s advertising, and on October 21, 2010, the Court granted Money Mart’s request for reimbursement from the Cash Store of Money Marts’ attorneys’ fees incurred to defeat Cash Store’s injunction motion. Should the Cash Store elect to further pursue the claims alleged in its complaint, Money Mart is prepared to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
California Legal Proceedings
     On April 26, 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging that certain of the Company’s subsidiaries engaged in unlawful and deceptive business practices in violation of California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law and that they have otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. The complaint seeks broad injunctive relief as well as civil penalties. In 2009, the City Attorney filed an amended complaint, restating the claims in the original complaint, adding Dollar Financial Group, Inc. as a defendant and adding a claim that short-term deferred deposit loans made by the Bank, which were marketed and serviced by Dollar Financial Group, Inc. and/or its subsidiaries, violated the California Deferred Deposit Transaction law. Dollar Financial Group, Inc. and its subsidiaries named in the complaint have denied the allegations of the amended complaint. Discovery is proceeding and no trial date has been set. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
We The People Legal Proceedings
     It is the Company’s opinion that many of the litigation matters described below regarding its We The People (“WTP”) business relate to actions undertaken prior to our acquisition of the WTP business by the entity from which the Company acquired WTP, We The People Forms and Service Centers USA, Inc. (the “Former WTP”), and the owners of the Former WTP, Ira and Linda Distenfield. However, the Company and WTP have been included as defendants in these cases as well. In January 2009, the Company learned that Ira and Linda Distenfield had filed a joint voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. In addition to delaying the

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ultimate resolution of many of the foregoing matters, the economic effect of this filing and, in particular, its effect on the Company’s ability to seek contribution from its co-defendants in connection with any of the foregoing matters, cannot presently be estimated.
     On February 19, 2010, the subsidiaries through which the Company operates the WTP business, We The People USA, Inc. and its wholly owned subsidiary, We The People LLC (collectively, the “WTP Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “WTP Bankruptcy Proceedings”) in U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 13, 2010, the WTP Debtors filed with the Bankruptcy Court a plan of liquidation under Chapter 11 of the bankruptcy code (the “Plan”). The Plan obtained the support of a majority of the Unsecured Creditors Committee. The deadline for votes and objections to the Plan is November 22, 2010. The WTP Debtors have scheduled a confirmation hearing on the Plan for December 15, 2010. If the Plan is approved by the Bankruptcy Court, the Company will be obligated to fund $1.8 million to the Plan in order to satisfy creditors’ claims. In exchange, most creditors will release their claims against the WTP Debtors and the Company. At this time, it is too early to determine the likelihood of Plan confirmation or an unfavorable outcome, or the ultimate liability, if any, resulting from this bankruptcy petition.
     A description of the principal litigation for the Company’s WTP business unit is set forth below. During the three months ended September 30, 2010, the Company recorded an additional charge of $0.9 million related to its potential obligations under the Plan should it be approved by the Bankruptcy Court. As of September 30, 2010, an aggregate of approximately $1.8 million is included in the Company’s accrued expenses relating to WTP Bankruptcy Proceedings and the litigation pending against the WTP Debtors and the Company related to the WTP business. Although we believe that we have meritorious defenses to the claims described below and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at September 30, 2010 and additional accruals may be required in the future.
Customer Litigation
     In September 2007, Jacqueline Fitzgibbons, a former customer of a WTP store, commenced a lawsuit against WTP and Dollar Financial Group, Inc. and others in California Superior Court for Alameda County. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. The suit alleges on behalf of a class of consumers and senior citizens that, from 2003 to 2007, WTP violated California law by advertising and selling living trusts and wills to certain California residents. A motion to certify the class was heard and the court granted class certification of the claim that WTP’s business model violates certain unfair competition laws in California. On April 8, 2010, the parties reached an agreement to settle the case with a settlement fund to be funded by Dollar Financial Group, Inc. During the three months ended September 30, 2010, the Company reduced the reserve by $0.8 million, to $3.2 million, in relation to the pending settlement. In June 2010, the Bankruptcy Court approved the terms of the settlement in so far as the terms affected the We The People USA, Inc. and We The People LLC bankruptcy estates. On September 17, 2010, the court granted final approval of the class settlement. The deadline for filing an appeal of the settlement is November 16, 2010. There is no assurance, however, that the settlement will become final.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
10. Segment Information
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

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In millions)

		Dealers’
	United States	Financial		United
	Retail	Services	Canada	Kingdom	Other	Total
As of and for the three months ended September 30, 2009
Total assets	$237.7	$—	$503.5	$176.1	$39.0	$956.3
Goodwill and other intangibles, net	206.0	—	180.2	75.7	5.4	467.3
Sales to unaffiliated customers:
Check cashing	10.9	—	17.3	9.6	—	37.8
Fees from consumer lending	17.9	—	35.2	23.0	1.3	77.4
Money transfer fees	1.3	—	4.0	1.5	—	6.8
Pawn service fees and sales	—	—	—	3.8	—	3.8
Other	2.6	—	7.6	9.3	0.2	19.7

Total sales to unaffiliated customers	32.7	—	64.1	47.2	1.5	145.5
Provision for loan losses	3.7	—	3.8	3.7	0.5	11.7
Interest expense, net	—	—	5.3	1.6	4.7	11.6
Depreciation and amortization	0.9	—	1.6	1.6	0.4	4.5
Unrealized foreign exchange (gain) loss	—	—	(0.1)	7.9	—	7.8
Provision for litigation settlements	—	—	—	—	1.3	1.3
Loss on store closings	0.2	—	0.2	(0.1)	—	0.3
Income (loss) before income taxes	4.3	—	18.4	2.5	(11.8)	13.4
Income tax provision (benefit)	5.4	—	5.8	0.9	(4.1)	8.0

As of and for the three months ended September 30, 2010
Total assets	$261.3	$121.4	$524.3	$292.0	$48.9	$1,247.9
Goodwill and other intangibles, net	206.0	113.0	187.6	105.5	7.5	619.6
Sales to unaffiliated customers:
Check cashing	9.8	—	17.7	7.8	—	35.3
Fees from consumer lending	15.7	—	41.4	32.9	2.0	92.0
Money transfer fees	1.1	—	4.4	1.7	—	7.2
Pawn service fees and sales	—	—	—	6.3	—	6.3
Other	3.4	6.5	10.4	13.1	—	33.4

Total sales to unaffiliated customers	30.0	6.5	73.9	61.8	2.0	174.2
Provision for loan losses	2.0	—	4.3	7.2	0.5	14.0
Interest expense, net	—	—	17.6	0.1	3.9	21.6
Depreciation and amortization	0.7	1.6	1.7	1.8	0.5	6.3
Unrealized foreign exchange (gain) loss	—	—	(15.2)	(0.1)	0.7	(14.6)
Loss on derivatives not designated as hedges	—	—	13.8	—	—	13.8
Provision for litigation settlements	—	—	0.1	—	0.1	0.2
Loss on store closings	0.1	—	—	—	0.1	0.2
Other expense (income), net	—	—	(0.5)	0.1	1.2	0.8
Income (loss) before income taxes	6.1	2.5	8.1	12.6	(11.1)	18.2
Income tax provision (benefit)	3.7	—	1.5	3.9	(3.0)	6.1

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. Subsidiary Guarantor Financial Information
     National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).
     The Guarantees of the 2016 Notes will:
-	be senior unsecured obligations of the applicable Guarantor;

-	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

-	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

-	be effectively junior to an indebtedness of such Guarantor, including indebtedness under the Company’s Amended and Restated Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.
     Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at September 30, 2010 and June 30, 2010 and the condensed consolidating statements of operations and cash flows for the three months ended September 30, 2010 and 2009 of Dollar Financial Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidating Condensed Balance Sheets
September 30, 2010
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$1.1	$215.9	$22.5	$46.8	$—	$286.3
Loans receivable, net	—	29.9	23.1	98.1	—	151.1
Loans in default, net	—	7.9	0.5	0.1	—	8.5
Other receivables	0.3	11.5	2.1	8.1	(4.6)	17.4
Prepaid expenses and other current assets	—	8.5	4.5	19.6	—	32.6

Total current assets	1.4	273.7	52.7	172.7	(4.6)	495.9
Deferred tax asset, net of valuation allowance	—	22.5	—	0.1	—	22.6
Intercompany receivables	258.9	40.1	—	—	(299.0)	—
Property and equipment, net	—	28.3	14.0	31.4	—	73.7
Goodwill and other intangibles	—	187.6	206.6	225.4	—	619.6
Debt issuance costs, net	1.4	14.6	2.2	0.1	—	18.3
Investment in subsidiaries	106.8	289.9	127.1	—	(523.8)	—
Other	—	0.6	14.2	3.0	—	17.8

Total Assets	$368.5	$857.3	$416.8	$432.7	$(827.4)	$1,247.9

Current Liabilities
Accounts payable	$0.4	$11.0	$12.3	$10.6	$—	$34.3
Income taxes payable	—	—	0.5	7.9	(4.6)	3.8
Accrued expenses and other liabilities	2.1	57.9	18.4	16.7	1.1	96.2
Debt due within one year	—	—	14.3	3.7	—	18.0
Current deferred tax liability	—	—	—	0.4	—	0.4

Total current liabilities	2.5	68.9	45.5	39.3	(3.5)	152.7
Fair value of derivatives	—	58.4	—	—	—	58.4
Long-term deferred tax liability	—	6.8	18.7	0.4	—	25.9
Long-term debt	125.2	596.7	—	5.5	—	727.4
Intercompany payables	—	—	233.5	65.5	(299.0)	—
Other non-current liabilities	—	30.0	11.1	1.7	—	42.8

Total liabilities	127.7	760.8	308.8	112.4	(302.5)	1,007.2

Total Dollar Financial Corp. stockholders’ equity	240.8	96.5	108.0	320.4	(524.9)	240.8
Non-controlling interest	—	—	—	(0.1)	—	(0.1)

Total stockholders’ equity	240.8	96.5	108.0	320.3	(524.9)	240.7

Total Liabilities and Stockholders’ Equity	$368.5	$857.3	$416.8	$432.7	$(827.4)	$1,247.9

DOLLAR FINANCIAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended September 30, 2010
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$17.7	$9.8	$7.8	$—	$35.3
Fees from consumer lending	—	41.4	15.7	34.9	—	92.0
Other	—	14.8	4.5	27.6	—	46.9

Total revenues	—	73.9	30.0	70.3	—	174.2

Operating expenses:
Salaries and benefits	—	15.1	11.3	14.3	—	40.7
Provision for loan losses	—	4.3	2.0	7.7	—	14.0
Occupancy	—	4.4	3.2	4.0	—	11.6
Depreciation	—	1.4	0.7	1.5	—	3.6
Other	—	11.8	5.7	18.5	—	36.0

Total operating expenses	—	37.0	22.9	46.0	—	105.9

Operating margin	—	36.9	7.1	24.3	—	68.3

Corporate and other expenses:
Corporate expenses	—	5.9	15.0	4.5	—	25.4
Intercompany charges	—	6.5	(9.8)	3.3	—	(0.0)
Other depreciation and amortization	—	0.3	0.5	1.9	—	2.7
Interest expense, net	3.3	17.7	0.3	0.3	—	21.6
Unrealized foreign exchange loss (gain)	—	(15.2)	0.7	(0.1)	—	(14.6)
Loss on derivatives not designated as hedges	—	13.8	—	—	—	13.8
Provision for litigation settlements	—	0.1	0.1	—	—	0.2
Loss on store closings	—	—	0.2	—	—	0.2
Other expense (income), net	—	—	0.7	0.1	—	0.8

(Loss) income before income taxes	(3.3)	7.8	(0.6)	14.3	—	18.2
Income tax provision	—	1.5	0.6	4.0	—	6.1

Net (loss) income	(3.3)	6.3	(1.2)	10.3	—	12.1

Less: Net loss attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	6.3	—	—	—	(6.3)	—
Guarantors	(1.2)	—	—	—	1.2	—
Non-guarantors	10.4	—	—	—	(10.4)	—

Net income (loss) attributable to Dollar Financial Corp.	$12.2	$6.3	$(1.2)	$10.4	$(15.5)	$12.2

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Three Months Ended September 30, 2010
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12.2	$6.3	$(1.2)	$10.3	$(15.5)	$12.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(15.5)	—	—	—	15.5	—
Depreciation and amortization	0.1	2.3	1.4	3.4	—	7.2
Change in fair value of derivative not designated as a hedge	—	9.5	—	—	—	9.5
Provision for loan losses	—	4.3	2.0	7.7	—	14.0
Non-cash stock compensation	1.2	—	—	—	—	1.2
Losses on disposal of fixed assets	—	—	0.3	—	—	0.3
Unrealized foreign exchange (gain) loss	—	(15.2)	0.7	(0.1)	—	(14.6)
Deferred tax provision (benefit)	—	0.4	1.3	0.4	—	2.1
Accretion of debt discount and deferred issuance costs	2.0	1.6	—	—	—	3.6
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	—	(6.5)	(4.4)	(13.1)	2.9	(21.1)
(Increase) decrease in prepaid expenses and other	—	(0.8)	(2.8)	(0.3)	(2.9)	(6.8)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	1.3	(10.2)	(7.5)	(9.5)	—	(25.9)

Net cash provided by (used in) operating activities	1.3	(8.3)	(10.2)	(1.2)	—	(18.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(0.4)	—	(0.4)
Additions to property and equipment	—	(1.9)	(1.2)	(6.3)	—	(9.4)
Net (increase) decrease in due from affiliates	(5.8)	1.2	1.3	3.3	—	—

Net cash provided by (used in) investing activities	(5.8)	(0.7)	0.1	(3.4)	—	(9.8)

Cash flows from financing activities:
Proceeds from the exercise of stock options	0.2	—	—	—	—	0.2
Net increase in revolving credit facilities	—	—	14.3	—	—	14.3
Payment of debt issuance and other costs	—	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	0.2	(0.1)	14.3	—	—	14.4
Effect of exchange rate changes on cash and cash equivalents	—	6.4	—	2.4	—	8.8

Net increase (decrease) in cash and cash equivalents	(4.3)	(2.7)	4.2	(2.2)	—	(5.0)
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$1.1	$215.9	$22.5	$46.8	$—	$286.3

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheets
June 30, 2010
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$5.4	$218.6	$18.3	$49.0	$—	$291.3
Loans receivable, net	—	29.8	20.9	87.6	—	138.3
Loans in default, net	—	6.1	0.6	0.6	—	7.3
Other receivables	0.4	9.8	1.8	6.9	(1.7)	17.2
Prepaid expenses and other current assets	—	7.5	3.6	18.6	(2.9)	26.8

Total current assets	5.8	271.8	45.2	162.7	(4.6)	480.9
Deferred tax asset, net of valuation allowance	—	22.5	—	0.1	—	22.6
Intercompany receivables	253.0	41.6	—	—	(294.6)	—
Property and equipment, net	—	27.5	14.4	25.6	—	67.5
Goodwill and other intangibles	—	182.1	206.6	220.3	—	609.0
Debt issuance costs, net	1.5	14.7	2.4	0.1	—	18.7
Investment in subsidiaries	82.4	285.9	103.1	—	(471.4)	—
Other	—	0.7	12.2	3.0	—	15.9

Total Assets	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

Current Liabilities
Accounts payable	$0.3	$14.2	$11.8	$18.5	$—	$44.8
Income taxes payable	—	—	1.0	6.9	(1.7)	6.2
Accrued expenses and other liabilities	0.9	50.3	27.8	15.4	(1.8)	92.6
Debt due within one year	—	—	—	3.3	—	3.3
Current deferred tax liability	—	—	—	0.3	—	0.3

Total current liabilities	1.2	64.5	40.6	44.4	(3.5)	147.2
Fair value of derivatives	—	47.4	—	—	—	47.4
Long-term deferred tax liability	—	6.7	17.3	—	—	24.0
Long-term debt	123.2	596.7	—	5.4	—	725.3
Intercompany payables	—	—	232.5	62.2	(294.7)	—
Other non-current liabilities	—	40.6	10.0	1.8	—	52.4

Total liabilities	124.4	755.9	300.4	113.8	(298.2)	996.3

Total Dollar Financial Corp. stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total Liabilities and Stockholders’ Equity	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended September 30, 2009
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Check cashing	$—	$17.3	$10.9	$9.6	$—	$37.8
Fees from consumer lending	—	35.2	17.9	24.3	—	77.4
Other	—	11.6	3.9	14.8	—	30.3

Total revenues	—	64.1	32.7	48.7	—	145.5

Operating expenses:
Salaries and benefits	—	13.5	13.4	9.8	—	36.7
Provision for loan losses	—	3.8	3.7	4.2	—	11.7
Occupancy	—	3.9	3.7	3.2	—	10.8
Depreciation	—	1.3	0.9	1.2	—	3.4
Other	—	8.8	5.7	12.5	—	27.0

Total operating expenses	—	31.3	27.4	30.9	—	89.6

Operating margin	—	32.8	5.3	17.8	—	55.9

Corporate and other expenses:
Corporate expenses	—	4.4	12.2	3.8	—	20.4
Intercompany charges	—	4.5	(6.5)	2.0	—	—
Other depreciation and amortization	—	0.3	0.4	0.4	—	1.1
Interest expense, net	4.0	5.4	0.5	1.7	—	11.6
Unrealized foreign exchange (gain) loss	—	(0.1)	—	7.9	—	7.8
Provision for litigation settlements	—	—	1.3	—	—	1.3
Loss on store closings	—	0.2	0.2	(0.1)	—	0.3
Other expense (income), net	—	0.3	(0.1)	(0.2)	—	(0.0)

(Loss) income before income taxes	(4.0)	17.8	(2.7)	2.3	—	13.4
Income tax (benefit)provision	(0.3)	5.8	1.4	1.1	—	8.0

Net (loss) income	(3.7)	12.0	(4.1)	1.2	—	5.4
Less: Net income attributable to non-controlling interests			—	0.1		0.1

Equity in net income (loss) of subsidiaries:
National Money Mart Company	12.0	—	—	—	(12.0)	—
Guarantors	(4.1)	—	—	—	4.1	—
Non-guarantors	1.1	—	—	—	(1.1)	—

Net (loss) income attributable to Dollar Financial Corp.	$5.3	$12.0	$(4.1)	$1.1	$(9.0)	$5.3

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Three Months Ended September 30, 2009
(In millions)

	Dollar	National	DFG, Inc.
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net income (loss)	$5.4	$12.0	$(4.1)	$1.2	$(9.1)	$5.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(9.1)	—	—	—	9.1	—
Depreciation and amortization	0.3	1.9	1.3	1.9	—	5.4
Provision for loan losses	—	3.8	3.7	4.2	—	11.7
Non-cash stock compensation	1.4	—	—	—	—	1.4
Losses on disposal of fixed assets	—	0.1	0.1	—	—	0.2
Unrealized foreign exchange (gain) loss	—	(0.1)	—	7.9	—	7.8
Deferred tax provision (benefit)	—	(0.4)	1.1	3.2	—	3.9
Accretion of debt discount and deferred issuance costs	2.4	—	—	—	—	2.4
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	—	(0.3)	(5.6)	(8.9)	0.1	(14.7)
(Increase) decrease in prepaid expenses and other	—	3.5	(0.5)	2.5	(4.9)	0.6
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	6.7	(4.5)	(12.3)	4.8	(5.3)

Net cash provided by (used in) operating activities	0.4	27.2	(8.5)	(0.3)	—	18.8

Cash flows from investing activities:
Additions to property and equipment	—	(1.7)	(0.5)	(3.3)	—	(5.5)
Net (increase) decrease in due from affiliates	(0.5)	(9.5)	3.5	6.5	—	—

Net cash provided by (used in) investing activities	(0.5)	(11.2)	3.0	3.2	—	(5.5)

Cash flows from financing activities:
Other debt payments	—	(0.8)	—	(7.2)	—	(8.0)
Payment of debt issuance and other costs	—	—	(0.1)	—	—	(0.1)

Net cash provided by (used in) financing activities	—	(0.8)	(0.1)	(7.2)	—	(8.1)
Effect of exchange rate changes on cash and cash equivalents	—	12.9	—	(1.0)	—	11.9

Net increase (decrease) in cash and cash equivalents	(0.1)	28.1	(5.6)	(5.3)	—	17.1
Cash and cash equivalents balance-beginning of period	0.1	138.4	30.3	40.8	—	209.6

Cash and cash equivalents balance-end of period	$—	$166.5	$24.7	$35.5	$—	$226.7

12. Pending Acquisition
     On August 25, 2010, the Company entered into an agreement to acquire Folkia Group AS (“Folkia”), a leading Scandinavian internet lending business with headquarters in Stockholm, Sweden. Folkia, which was founded in 2006, currently originates loans through both internet and SMS text cell phone technology in four countries: Sweden, Finland, Denmark, and Estonia. The completion of the acquisition is contingent upon customary closing conditions, including local regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K our fiscal year ended June 30, 2010.
     Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. These forward-looking statements speak only as of the date on which they are made, and, except as otherwise required by law, we disclaim any obligation or undertaking to disseminate any update or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. If we do update or modify one or more forward-looking statements, you should not conclude that we will make additional updates or modifications with respect thereto or with respect to other forward-looking statements, except as required by law.
     Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q, (i) the terms “fiscal year” and “fiscal” refer to (i) the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the lawful currency of Canada, and (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland.
Executive Summary
Overview
     We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers. Through our retail storefront locations as well as by other means, such as via the Internet and door stop lending, we provide a range of consumer financial products and services in five countries; Canada, the United Kingdom, the United States, the Republic of Ireland and Poland, to customers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. We believe that our networks of retail locations in Canada and the United Kingdom are the largest of their kind in each of those countries, and that we operate the second-largest network of its kind in the United States. As of September 30, 2010, our global retail operations consisted of 1,193 retail locations, of which 1,067 are company-owned, conducting business primarily under the names Money Mart®, Money Shop®, Loan Mart®, Money Corner®, Insta-Cheques® and The Check Cashing Store® in Canada, the United Kingdom, the United States and the Republic of Ireland. Through our branded Military Installment Loan and Education Services, or MILES®, program offered by our Dealers’ Financial Services, LLC subsidiary which we acquired in December 2009, we also provide services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank.
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
     As we continue to diversify our organization, we expect the contributions to our revenue and profitability from fee-based financial processing and origination services to increase. During the first quarter of fiscal 2011, nearly 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as check cashing, money transfers, gold purchasing, foreign exchange, secured pawn lending and fee-based income generated from the MILES program.
     We manage our business as five operating segments — our financial services offerings in each of Canada, the United Kingdom, the United States and Poland, as well as our Dealers’ Financial Services, LLC subsidiary, which we operate independently of our other businesses.
     Since April, 2009, we have acquired eight businesses with an aggregate purchase price of approximately $181 million. This includes our December 2009 purchase of Military Financial Services, LLC, including its subsidiaries, Dealers’ Financial Services, LLC and Dealers’ Financial Services Reinsurance Ltd., which we collectively refer to as DFS, for which we paid a purchase price of approximately $123 million.
     During our fiscal 2010, we entered into settlement agreements in connection with class action litigation commenced against us in the Canadian provinces of Ontario, British Columbia, Nova Scotia, New Brunswick and Newfoundland, in each case related to alleged violations of Canadian laws regarding usury. Purported class actions against us in the provinces of Alberta and Manitoba are still ongoing. As of September 30, 2010, we have included approximately CAD 55.2 million (of which CAD 32.3 million is expected to relate to vouchers issued to class members that will not result in any cash outlay from us) in accrued expenses related to the settled actions. As a result of these settlements, and the advent of provincial regulation in Canada over the short term consumer loan industry, we intend to leverage our multi-product store platform and position as a low cost provider in the market by offering products and services at prices below many of our Canadian competitors and to enhance our current share of the Canadian market.
Recent Events
     On August 25, 2010, we entered into an agreement to acquire Folkia Group AS, a leading Scandinavian internet lending business with headquarters in Stockholm, Sweden (“Folkia”). Folkia, which was founded in 2006, currently originates loans through both internet and SMS text cell phone technology in four countries: Sweden, Finland, Denmark and Estonia. The completion of the acquisition is contingent upon customary closing conditions, including local regulatory approval.
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
     Management believes there have been no significant changes during the three months ended September 30, 2010, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations
The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended September 30,
	2009		2010
		(Dollars in thousands)
Total revenues:
Check cashing	$37,802	26.0%	$35,264	20.2%
Fees from consumer lending	77,442	53.2%	91,997	52.8%
Money transfer fees	6,823	4.7%	7,246	4.2%
Pawn service fees and sales	3,833	2.6%	6,262	3.6%
Other	19,629	13.5%	33,447	19.2%

Total consolidated revenues	145,529	100.0%	174,216	100.0%

Operating expenses:
Salaries and benefits	36,736	25.2%	40,650	23.3%
Provision for loan losses	11,696	8.0%	13,967	8.0%
Occupancy	10,847	7.5%	11,567	6.6%
Depreciation	3,374	2.3%	3,601	2.1%
Other	26,980	18.6%	36,106	20.8%

Total operating expenses	89,633	61.6%	105,891	60.8%

Operating margin	55,896	38.4%	68,325	39.2%

Corporate expenses	20,351	14.0%	25,426	14.6%
Other depreciation and amortization	1,052	0.7%	2,699	1.5%
Interest expense, net	11,624	8.0%	21,574	12.4%
Unrealized foreign exchange (gain) loss	7,827	5.4%	(14,612)	(8.4)%
Loss (gain) on derivatives not designated as hedges	(9)	(0.0)%	13,821	7.9%
Provision for litigation settlements	1,267	0.9%	197	0.1%
Loss on store closings	318	0.2%	170	0.1%
Other (income) expense, net	169	—%	878	0.6%

Income before income taxes	13,297	9.2%	18,172	10.4%
Income tax provision	7,966	5.5%	6,105	3.5%

Net income	5,331	3.7%	12,067	6.9%

Less: Net loss (income) attributable to non-controlling interests	58	—%	(157)	(0.1)%

Net income attributable to Dollar Financial Corp.	$5,273	3.6%	$12,224	7.0%

Net income per share attributable to Dollar Financial Corp.:
Basic	$0.22		$0.50
Diluted	$0.22		$0.49
Constant Currency Analysis
     We maintain operations primarily in the United States, Canada and United Kingdom. Approximately 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended September 30, 2010, the actual average exchange rates used to translate the Canadian and United

Kingdom’s results were 0.9625 and 1.5513, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended September 30, 2010 were 0.9114 and 1.6399, respectively. All conversion rates are based on the U.S. Dollar equivalent to one Canadian Dollar and one Great British Pound.
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
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
Revenues
     Total revenues for the three months ended September 30, 2010 increased $28.7 million, or 19.7%, as compared to the three months ended September 30, 2009. The impact of foreign currency accounted for $0.3 million of the increase and the impact of new stores and acquisitions contributed $14.0 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $14.4 million or 9.9%. The increase was primarily the result of a $10.8 million and $5.7 million increase in U.K. and Canada revenues, respectively, primarily related to consumer lending, partially offset by a $2.7 million decrease in the U.S. revenues primarily related to the closure of 31 under-performing store locations since the first quarter of fiscal 2010.
     Consolidated check cashing revenue decreased $2.5 million or 6.7% for the three months ended September 30, 2010 compared to the prior year. There was an increase of approximately $0.5 million related to foreign exchange rates and increases from new stores and acquisitions of $0.5 million. The remaining check cashing revenues were down $3.5 million or 9.3% for the three months ended September 30, 2010. Check cashing revenues from our U.S. Retail business segment decreased 10.5%, again heavily influenced by the closure of stores since the first quarter of fiscal 2010. On a constant currency basis and excluding the impacts of new stores and acquisitions, the Canadian check cashing revenues declined 3.3% and the U.K. check cashing revenues were down 18.7% for the three months ended September 30, 2010 as compared to the prior year, reflecting the continuing global economic downturn. Further, studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. On a consolidated constant currency basis, the face amount of the average check cashed increased 0.5% to $487 for the three months ended September 30, 2010 compared to $484 for the prior year period, while the average fee per check cashed increased by 1.3% to $18.85. There was also a decline of 9.2% in the number of checks cashed for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 — down from 2.0 million in the prior year to 1.8 million in the current year.
     Consolidated fees from consumer lending were $92.0 million for the three months ended September 30, 2010 compared to $77.4 million for the year earlier period, an increase of $14.6 million or 18.8%. The impact of foreign currency fluctuations accounted for an increase of approximately $0.3 million and the impact of new stores and acquisitions was an increase of $1.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $13.1 million. The U.S. Retail consumer lending revenues were down approximately $2.2 million while the Canadian and U.K.’s consumer lending revenues were up by $4.0 million and $10.6 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues in the “Other” segment, which is almost entirely comprised of the results from our Polish lending operations, for the three months ended September 30, 2010 were approximately $2.0 million, compared to revenues of $1.3 million for the three months ended September 30, 2009.
     Pawn service fees were $6.3 million for the three months ended September 30, 2010, representing an increase of $2.4 million or 63.4% compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal decrease of $0.4 million and increases of approximately $1.5 million related to the impact from new stores and acquisitions. The remaining increase of $1.2 million or 32.5% is primarily due to management’s increased emphasis on promoting and growing the U.K. pawn business.
     For the three months ended September 30, 2010, money transfer fees, scrap gold sales and all other revenues increased by $14.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $3.5 million, or 13.4%, for the three months ended September 30, 2010 as compared to the prior year. The increase was primarily due to the success of the foreign exchange product, the debit card business and scrap gold sales in the United Kingdom and Canada.

Operating Expenses
     Operating expenses were $105.9 million for the three months ended September 30, 2010 compared to $89.6 million for the three months ended September 30, 2009, an increase of $16.3 million or 18.2%. The impact of foreign currency accounted for a decrease of $0.4 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $9.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $7.3 million as compared to the prior year. For the three months ended September 30, 2010, total operating expenses decreased to 60.8% of total revenue compared to 61.6% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.6%.
     The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 15.2% for the three months ended September 30, 2010 compared to 15.1% for the three months ended September 30, 2009. The consolidated loan loss provision rates continue to run below historical rates as a result of our continued conservative approach to extending consumer credit in the midst of the weakened economy, as well as the benefit from the implementation of proprietary credit scoring models for the Company’s large array of global loan products.
     Relative to our primary business units, after excluding the impacts of foreign currency and acquisitions, operating expenses increased in Canada and the United Kingdom by $3.6 million and $7.7 million, respectively and decreased in U.S Retail by $4.5 million. The increase in operating expenses for both Canada and the U.K. reflects increased advertising costs and the growth of the gold purchase product business, and an increase in the provision for loan losses in the U.K. reflecting the growth in internet consumer lending. The decrease in U.S. Retail was a result of the closure of 31 store locations since the first quarter of fiscal 2010.
Corporate Expenses
     Corporate expenses were $25.4 million for the three months ended September 30, 2010 compared to $20.4 million for the three months ended September 30, 2009, or an increase of $5.0 million. The increase is consistent with the Company’s increased investment in our global infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition and business development strategies and execution.
Other Depreciation and Amortization
     Other depreciation and amortization was $2.7 million for the three months ended September 30, 2010 compared to $1.1 million for the three months ended September 30, 2009. The increase of $1.6 million is primarily related to DFS’ amortization of identifiable intangible assets.
Interest Expense
     Interest expense, net was $21.6 million for the three months ended September 30, 2010 compared to $11.6 million for the same period in the prior year. Interest related to our newly issued $600.0 million principal 10.375% Senior Notes due 2016 accounted for $9.3 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. Included in the interest expense for the three months ended September 30, 2010 is approximately $4.5 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $3.5 million for the three months ended September 30, 2009, an increase of approximately $1.0 million. This increase came almost entirely from the expense related to the cross-currency interest rate swaps.
     Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009, with the proceeds from our $600.0 million senior note offering completed in December 2009 we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.5 million non-cash interest charge for the three months ended September 30, 2010 as compared to a charge of approximately $0.4 million for the three months ended September 30, 2009. Due to the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain/Loss
     Unrealized foreign exchange gain of $14.6 million for the three months ended September 30, 2010 is due primarily to the unrealized foreign exchange gains associated with our newly issued $600 million senior notes. This debt was issued by our indirectly wholly-owned Canadian subsidiary and is denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to the 2006 Credit Agreement, as amended, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange loss of $7.8 million recorded for the three months ended September 30, 2009 was related to the term debt outstanding under the 2006 Credit Agreement, as amended, and intercompany balances.
Loss on derivatives not designated as hedges
     Loss on derivatives not designated as hedges was $13.8 million for the three months ended September 30, 2010 related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada relates to the legacy term loans. The change in fair value related to both the changes in market interest and foreign exchange rates.
Provision for Litigation Settlements
     Provision for litigation settlements during the three months ended September 30, 2010 was $0.2 million. During the three months ended September 30, 2009, we recorded $1.3 million of litigation settlement provisions.
Loss on Store Closings
     During the three months ended September 30, 2010, we incurred expenses of approximately $0.2 million for current period store closures. During the three months ended September 30, 2009, we recorded additional expense related to stores closed during fiscal 2009 of approximately $0.3 million. This additional expense was related to continuing occupancy costs and store closure related expenses as well as the buy-out of certain terminated leases.
Income Tax Provision
     The provision for income taxes was $6.1 million for the three months ended September 30, 2010 compared to a provision of $8.0 million for the three months ended September 30, 2009. Our effective tax rate was 33.6% for the three months ended September 30, 2010 and was 59.9% for the three months ended September 30, 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 as compared to the prior year was primarily a result of the increased profitability in our U.S. based businesses (primarily as a result of the DFS acquisition) and the taxation of the Canadian mark to market gains at the lower statutory rate. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. At September 30, 2010 we maintained deferred tax assets of $122.9 million which is offset by a valuation allowance of $85.8 million which represents a decrease of $0.7 million in the three months ended September 30, 2010. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
     Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
Foreign increase/(decrease)	0.1	0.8	(0.7)

Balance at September 30, 2010	$122.9	$85.8	$37.1

     The $122.9 million in deferred tax assets consists of $43.9 million related to net operating losses and other temporary differences, $54.4 million related to foreign tax credits and $24.6 million in foreign deferred tax assets. At September 30, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.9 million, which reflects no change during the period. The net operating loss carry forward at September 30, 2010 and June 30, 2010 was $68.3 million. Our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.4 million. Additionally, we maintain foreign deferred tax assets in the amount of $24.6 million which is offset by a valuation allowance on $1.0 million related to the Canadian cross-currency interest rate swaps.
     Effective July 1, 2009 we adopted ASC 470-20. The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% newly issued Senior Convertible Notes (“Notes”), which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Notes discount accretes to zero over the expected life of the Notes. The deferred tax liability associated with the Notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At September 30, 2010, the deferred tax liability associated with the Notes was $13.8 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against our deferred tax asset.
     At June 30, 2010, we had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At September 30, 2010, we had $12.1 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease our effective tax rate.
     The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, we had approximately $1.3 million of accrued interest related to uncertain tax positions which represents a $0.4 million increase during the three months ended September 30, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Review of Reportable Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

	(Dollars in thousands)%
	Three Months Ended		Inc/Dec -
	September 30,		Margin
	2009	2010	Change
United States Retail revenues:
Check Cashing	$10,906	$9,760	-10.5%
Fees from consumer lending	17,858	15,686	-12.2%
Money transfer fees	1,276	1,130	-11.4%
Other	2,613	3,385	29.5%

Total United States Retail revenues	$32,653	$29,961	-8.2%
Operating margin	15.9%	23.4%	7.5 pts.

Total DFS revenues (Included in Other)	$—	$6,504	100.0%
Operating margin	—	61.9%	61.9 pts.

Canada revenues:
Check Cashing	$17,338	$17,754	2.4%
Fees from consumer lending	35,216	41,429	17.6%
Money transfer fees	4,048	4,429	9.4%
Pawn service fees and sales	—	2	100.0%
Other	7,520	10,313	37.1%

Total Canada revenues	$64,122	$73,927	15.3%
Operating margin	51.2%	49.9%	(1.3 pts.)

United Kingdom revenues:
Check Cashing	$9,557	$7,750	-18.9%
Fees from consumer lending	23,070	32,878	42.5%
Money transfer fees	1,499	1,687	12.5%
Pawn service fees and sales	3,833	6,259	63.3%
Other	9,253	13,211	42.8%

Total United Kingdom revenues	$47,212	$61,785	30.9%
Operating margin	38.5%	33.8%	(4.7 pts.)

Other revenues:
Fees from consumer lending	$1,297	$2,004	54.5%
Other	245	35	-85.7%

Total Other revenues	$1,542	$2,039	32.2%
Operating margin	-22.0%	-22.5%	(0.5 pts.)

Total revenue	$145,529	$174,216	19.7%

Operating margin	$55,896	$68,325	22.2%

Operating margin %	38.4%	39.2%	0.8 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Revenue		Pre-Tax Income
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2010	2009		2010
United States Retail	22.4%	17.2%	22.0%		39.2%
DFS	—	3.7%	—		14.3%
Canada	44.1%	42.4%	81.1	%(1)	39.1	%(3)
United Kingdom	32.4%	35.5%	46.6	%(2)	71.1	%(4)
Other	1.1%	1.2%	(49.7)%		(63.7)%

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $0.1 million of unrealized foreign exchange gain.

(2)	Excludes $7.9 million of unrealized foreign exchange loss.

(3)	Excludes $15.2 million of unrealized foreign exchange gain and $13.8 million of loss on derivatives.

(4)	Excludes $0.1 million of unrealized foreign exchange gain.
United States Retail
     Total U.S. Retail revenues were $30.0 million for the three months ended September 30, 2010 compared to $32.7 million for the three months ended September 30, 2009, a decrease of $2.7 million or 8.2%. The Company has closed 31 under-performing store locations in the United States since the first quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $1.1 million and $2.2 million in check cashing and consumer lending revenue, respectively. The continued economic downturn and store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 117 thousand with a corresponding decrease in face value of approximately $49.5 million. The face amount of the average check cashed by the Company decreased by 0.3%, and the average fee per transaction increased from $12.47 to $12.89.
     The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, the Company has continued to take a more cautious approach to lending in all of our segments, including United States Retail. U.S. Retail funded loan originations decreased 9.2% or $12.5 million, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to the closure of 31 U.S. stores since the first quarter of fiscal 2010.
     Operating margins in United States Retail increased to 23.4% for the three months ended September 30, 2010, compared to 15.9% for the prior year. The U.S. Retail operating margins are significantly lower than the other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs, somewhat higher occupancy costs and marginally higher loan loss provisions. The closure of 31 underperforming stores since the first quarter of fiscal 2010 is consistent with the Company’s U.S. Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown to be positive, resulting in improved year-over-year operating margins.
     U.S. Retail pre-tax profit was $6.1 million for the three months ended September 30, 2010 compared to $4.3 million for the prior year. The improvement was the result of $1.8 million in increased operating profits.
Dealers’ Financial Services (“DFS”)
     We acquired Dealers’ Financial Services, LLC on December 23, 2009. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection (GAP insurance). DFS operates through an established network of arrangements with approximately 650 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses. Since the DFS business model is based on receiving fees for services, it is unlike the Company’s store-based businesses and is reported as a stand-alone segment.
     DFS contributed $6.5 million of incremental revenue for the three months ended September 30, 2010. We further enhanced our internet and local media advertising campaign programs during the quarter, to increase product awareness amongst the enlisted personnel at the military bases we serve.
Canada
     Total Canadian revenues were $73.9 million for the three months ended September 30, 2010, an increase of 15.3%, or $9.8 million as compared to the three months ended September 30, 2009. The impact of foreign currency rates accounted for $3.9 million of this increase. On a constant currency basis, revenues increased by $5.9 million. On a constant currency basis, check cashing revenues were down $0.5 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 3.5% and 3.0%, respectively. The average face amount per check increased by 0.5% from $526.35 for the three months ended September 30, 2009 to $529.25 for the current year, while the average fee per check increased by 0.5% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Consumer lending revenues in Canada increased by $4.0 million or 11.2% (on a constant currency basis) for the three months ended September 30, 2010 as compared to the prior year, reflecting operations under the new post-regulatory platform and the early benefit of our renewed television advertising campaign in that market.
     Operating expenses in Canada increased $5.8 million or 18.5% from $31.3 million for the three months ended September 30, 2009 to $37.1 million for the three months ended September 30, 2010. The impacts of changes in foreign currency rates resulted in an increase of $2.0 million. The constant currency increase of approximately $3.8 million is primarily related increased advertising expenses in relation to the new regulatory environment in Canada, an increase in expenses related to our gold purchase product and a slight increase in salaries and benefits costs. On a constant currency basis, provision for loan losses, as a percentage of loan revenues decreased by 0.5 pts from 10.7% to 10.2%. Overall Canada’s operating margin percentage decreased from 51.2% for the three months ended September 30, 2009 to 49.9% for the three months ended September 30, 2010. The decrease in this area is primarily the result of increased advertising costs related to our renewed television advertising campaigns in the Canadian market.
     The Canadian pre-tax income was $8.1 million for the three months ended September 30, 2010 compared to pre-tax income of $18.4 million for the prior year, a decrease of $10.3 million. On a constant currency basis, pre-tax income was $7.6 million or a decrease of approximately $10.8 million. On a constant currency basis, the positive impacts of increased operating margins of $2.1 million and a foreign exchange gain of $14.0 million related to the Company’s senior notes were offset by increased net corporate expenses of $3.0 million, additional interest expense of $11.3 million, and a non-cash valuation loss of $12.9 million on the cross currency interest rate swaps.
United Kingdom
     Total U.K. revenues were $61.8 million for the three months ended September 30, 2010 compared to $47.2 million for the year earlier period, an increase of $14.6 million or 30.9%. On a constant currency basis and excluding the impact of new stores and acquisitions, U.K. year-over-year revenues have increased by $10.8 million, or 22.9%. Consumer lending, pawn service fees and other revenues (gold scrap sales, foreign exchange products and debit cards) were up by $10.6 million, $1.2 million and $0.8 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. As in the U.S. Retail and Canadian business segments, U.K. check cashing revenues was impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $1.8 million, or 18.7% (also on a constant currency basis and excluding new stores and acquisitions).
     U.K. operating expenses increased by $11.9 million, or 40.9% from $29.0 million for the three months ended September 30, 2009 as compared to $40.9 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions, U.K. operating expenses increased by $7.7 million or 26.4%. There was an increase of 5.8 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the three months ended September 30, 2009 was 16.1% while for the current year, the rate increased to 21.9%. On a constant currency basis, the U.K. operating margin percentage has decreased from 38.5% for the three months ended September 30, 2009 to 33.8% for the current year primarily due to the increase in the provision for loan losses noted above.

     The U.K. pre-tax income was $12.6 million for the three months ended September 30, 2010 compared to $2.5 million for the prior year, an increase of $10.1 million — on a constant currency basis, the increase was $10.8 million. In addition to increased operating margins of $3.9 million, and a reduction in interest expense of $1.5 million, pre-tax income was negatively impacted by increased net corporate expenses of $2.3 million. The three months ended September 30, 2009 also included a $7.9 million loss related to unrealized foreign exchange loss related to the U.K. term loans which were substantially repaid in December 2009.
Changes in Financial Condition
     On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the three months ended September 30, 2010, cash and cash equivalents decreased $5.0 million, which is net of a $8.8 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and the U.K. in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the U.K. and Canadian business units.
     Loans receivable, net increased by $12.8 million to $151.1 million at September 30, 2010 from $138.3 million at June 30, 2010. Loans receivable, gross increased by $15.5 million and the related allowance for loan losses increased by $2.7 million. The U.K., Canadian and Poland business units showed increases in their loan receivable balances of $9.1 million, $0.5 million and $4.3 million, respectively. On a constant currency basis, the loans receivable balances in the U.K. and Poland increased by $4.3 million and $1.5 million, respectively, while the Canadian balances decreased by $0.4 million. The increases in the U.K. receivable balances were spread reasonably evenly over the legacy loan product, the pawn business and the Internet loan business. The U.S. Retail business had an increase of $1.5 million. In constant dollars, the allowance for loan losses increased by $0.7 million and remained constant at 11.6% of the outstanding principal balance at September 30, 2010 and June 30, 2010. The following factors impacted this area:
•	Continued improvements in U.S. collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to U.S. short-term consumer loans decreased from 4.1% at June 30, 2010 to 3.2% at September 30, 2010.
•	In constant currency, the Canadian ratio of allowance for loan losses as a percentage of loans outstanding has decreased from 2.7% at June 30, 2010 to 2.4% at September 30, 2010.
•	In constant currency, the U.K.’s allowance for loan losses remained relatively constant at approximately 7.6% of outstanding principal at June 30, 2010 and September 30, 2010.
•	The impact of a larger loan portfolio in Poland, which carries a higher loan loss reserve percentage than our single payment CTP portfolio, continues to increase the overall loan loss reserve as a percentage of gross loans receivable.
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
     Net cash used in operating activities was $18.4 million for the three months ended September 30, 2010, compared to net cash provided by operating activities of $18.8 million for the three months ended September 30, 2009. The decrease in net cash provided by (used in) operations was primarily the result of payments related to settled Canadian class action litigation, as well as an increase in loans receivable.
     Net cash used in investing activities was $9.8 million for the three months ended September 30, 2010, compared to $5.5 million for the three months ended September 30, 2009. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. Our capital expenditures, excluding acquisitions, are currently anticipated to aggregate approximately $35.0 to $40.0 million during our fiscal year ending June 30, 2011.

     Net cash provided by financing activities was $14.4 million for the three months ended September 30, 2010, compared to net cash used in financing activities of $8.1 million for the three months ended September 30, 2009. The cash provided by financing activities during the three months ended September 30, 2010 was primarily a result of a net drawdown on our revolving credit facilities of $14.3 million and the proceeds from stock option exercises. The cash used in financing activities during the three months ended September 30, 2009 was primarily a result of $8.0 million in debt payments.
Senior Secured Credit Facility
     On December 23, 2009, we amended and restated our senior credit facility and repaid a substantial portion of our term indebtedness thereunder. Subsequently, in June 2010, we repaid all of the remaining outstanding legacy term indebtedness under our credit facility. Our revolving credit facility contains certain financial and other restrictive covenants, which among other things, requires us to achieve certain financial ratios, limits capital expenditures, restricts the magnitude of payment of dividends and requires us to obtain certain approvals if we want to increase borrowings. As of September 30, 2010, we are in compliance with all such covenants.
     After giving effect to such amendments and prepayments, our senior credit facility is comprised of a $75.0 million revolving loan facility to which Dollar Financial Group, Inc, our U.S. subsidiary, would be the borrower, which we refer to as the U.S. Revolving Loan, and a CAD 28.5 million revolving loan facility, to which National Money Mart Company, our Canadian operating subsidiary, would be the borrower, which we refer to as the Canadian Revolving Loan.
     A portion of the U.S. Revolving Loan ($7.5 million) terminates on October 30, 2011, and the remainder ($67.5 million) will terminate on December 31, 2014. The portion of the U.S. Revolving Loan that expires on October 30, 2011 bears an interest rate of LIBOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of LIBOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The U.S. Revolving Loan may be subject to mandatory reduction and to mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the U.S. Revolving Loan is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Up to $30.0 million may be used in connection with letters of credit. At September 30, 2010, our borrowing capacity under the U.S. Revolving Loan was $71.5 million. There was $14.3 million outstanding under the U.S. Revolving Loan as of September 30, 2010 and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, N.A. which guarantee the performance of certain of our contractual obligations.
     A portion of the Canadian Revolving Loan (CAD 2.7 million) terminates on October 30, 2011, and the remainder (CAD 25.8 million) will terminate on December 31, 2014. The portion that expires on October 30, 2011 bears an interest rate of CDOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of CDOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the Canadian Revolving Loan is limited to the lesser of the total commitment of CAD 28.5 million or 85% of certain combined liquid assets of our Canadian and United Kingdom subsidiaries, National Money Mart Company and Dollar Financial U.K. Limited, and their respective subsidiaries. At September 30, 2010, the borrowing capacity was CAD 28.5 million. There was no outstanding indebtedness under the Canadian Revolving Loan at September 30, 2010.
United Kingdom Overdraft Facility
     In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. This facility expired on June 30, 2010.
Long-Term Debt
     As of September 30, 2010, our long term debt consisted of $596.7 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $38.9 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $86.3 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes, and $5.5 million of term loans owed by the recently acquired pawn business by our U.K. subsidiary in the fourth quarter of fiscal 2010.
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
Future Obligations
     Our future obligations include minimum lease payments under operating leases, principal repayments on our debt obligations and obligations under Canadian class action agreements payable in cash. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.
     We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2010, excluding periodic interest payments, include the following (in millions):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Revolving credit facilities	$17.2	$17.2	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0
Other Notes Payable	6.3	0.8	5.5	—	—
Obligations under Canadian Class Action Settlement Agreements Payable in Cash	16.7	16.7	—	—	—
Operating lease obligations	221.2	59.5	92.3	36.4	33.0

Total contractual cash obligations	$1,026.2	$94.2	$97.8	$36.4	$797.8

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

Impact of Recent Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. We will adopt ASU 2010-20 in for our quarter ending December 31, 2010. ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

DOLLAR FINACIAL CORP.
SUPPLEMENTAL SATISTICAL DATA
The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in millions):

	Three Months Ended
	September 30th,
	2009	2010
U.S. company-funded consumer loan originations	$135.8	$123.3
Canadian company-funded consumer loan originations	199.2	212.3 (1)
U.K. company-funded consumer loan originations	119.5	152.0 (2)
Poland company-funded consumer loan originations.	1.4	3.8 (3)

Total company-funded consumer loan originations	$455.9	$491.4

U.S. company-funded consumer loan revenues	$17.9	$15.7
Canadian company-funded consumer loan revenues	35.2	41.4
U.K. company-funded consumer loan revenues	23.0	32.9
Poland company-funded consumer loan revenues	1.3	2.0

Total consumer lending revenues, net	$77.4	$92.0

Gross charge-offs of company-funded consumer loans	$43.9	$48.7
Recoveries of company-funded consumer loans	(33.8)	(39.1)

Net charge-offs on company-funded consumer loans	$10.1	$9.6

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.6%	9.9%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.4%	7.9%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.2%	2.0%

(1)	Net of a $11.1 million decrease as a result of the impact of exchange rates for the three months ended September 30, 2010.

(2)	Net of a $8.7 million increase as a result of the impact of exchange rates for the three months September 30, 2010.

(3)	Net of a $0.1 million increase as a result of the impact of exchange rates for the three months September 30, 2010.

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
Foreign Currency Exchange Rate Risk
Put Options
     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2010, we did not hold any put options. At times throughout the year we used purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of September 30, 2010, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three months ended September 30, 2010.
     Canadian operations (exclusive of unrealized foreign exchange translation gains of $15.2 million, litigation expense of $0.1 million and the loss on derivatives not designated as hedges of $13.8 million) accounted for approximately 38.5% of consolidated pre-tax earnings, adjusted for the items referred to above, for the three months ended September 30, 2010 and 80.9% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange translation gains of $0.1 million, and loss on store closings of $0.2 million) for the three months ended September 30, 2009. U.K. operations (exclusive of unrealized foreign exchange translation gains of $0.1 million) accounted for approximately 69.9% of consolidated pre-tax earnings for the three months ended September 30, 2010 and 45.7% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange translation losses of $7.9 million and gains on store closings of $0.1 million) for the three months ended September 30, 2009. Poland and other operations accounted for approximately (3.6)% of consolidated pre-tax earnings for the three months ended September 30, 2010 and 0.1% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange translation gains of $0.01 million) for the three months ended September 30, 2009. U.S. operations (exclusive of unrealized foreign exchange translation losses of $0.7 million, litigation expense of $0.1 million and losses on store closings of $0.3 million) accounted for approximately (4.8)% of consolidated pre-tax earnings for the three months ended September 30,

2010 and (26.7)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange translation losses of $0.02 million, litigation expense of $1.3 million and losses on store closings of $0.2 million) for the three months ended September 30, 2009. As currency exchange rates change, translation of the financial results of the Canadian and U.K. operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $21.3 million. These gains and losses are included in other comprehensive income.
     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange translation gains of $15.3 million, losses on derivatives not designated as hedges of $13.8 million and litigation expense of $0.1 million) by approximately $1.9 million for the three months ended September 30, 2010 and $2.9 million (exclusive of the unrealized foreign exchange translation losses of $7.8 million and losses on store closings of $0.1 million) for the three months ended September 30, 2009. This impact represents 10.5% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2010 and 12.7% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2009. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $24.1 million for the three months ended September 30, 2010 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.
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
     On May 7, 2009, our U.K. subsidiary , terminated its two cross-currency interest rate swaps hedging variable-rate borrowings. As a result , we discontinued prospectively hedge accounting on these cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
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
     On December 23, 2009, we used a portion of the net proceeds of our $600 million Senior Note Offering to prepay $350 million of the $368.6 million outstanding term loans. As a result, we discontinued prospectively hedge accounting on its Canadian cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
     On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009 these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2010 is a liability of $58.4 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2010 we recorded a $13.8 million charge in the statement of operations related to the ineffective portion of these cash flow hedges.

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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this Item is incorporated by reference herein to the section Part 1 “Note 9. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2010 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

DOLLAR FINANCIAL CORP.
Date: November 8, 2010	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.