Form 10-Q
period 2010-12-31
DOLLAR FINANCIAL CORP
filed 2011-02-09
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of February 7, 2011, 36,696,611 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2010 and December 31, 2010 (unaudited)	3

Interim Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2010	4

Interim Consolidated Statements of Stockholders’ Equity as of June 30, 2010 and December 31, 2010 (unaudited)	5

Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2010	6

Notes to Interim Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	67

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 6. Exhibits	68

Signature	69
EXHIBIT 3.1
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3
Amended and Restated Certificate of Incorporation of Dollar Financial Corp., as amended
Supplemental Indenture dated December 2, 2010 between DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers Financial Services, LLC and U.S. Bank National Association, as trustee
Guarantee dated December 2, 2010 executed by DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers Financial Services, LLC
Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13(a)-14(a)/15d-14a Certification of Executive Vice President and Chief Financial Officer
Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Executive Vice President and Chief Financial Officer
Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	December 31,
	2010	2010
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$291.3	$170.4
Consumer loans, net:
Consumer loans	111.3	133.4
Less: Allowance for consumer loan losses	(10.4)	(11.4)

Consumer loans, net	100.9	122.0
Pawn loans	35.5	113.4
Loans in default, net of an allowance of $21.8 and $27.0	9.3	12.0
Other receivables	17.1	36.0
Prepaid expenses and other current assets	25.8	31.7
Current deferred tax asset, net of valuation allowance of $4.9 and $4.9	1.0	—

Total current assets	480.9	485.5
Deferred tax asset, net of valuation allowance of $80.2 and $81.6	22.6	19.2
Property and equipment, net of accumulated depreciation of $117.2 and $129.3	67.5	81.5
Goodwill and other intangibles	609.0	716.8
Debt issuance costs, net of accumulated amortization of $3.5 and $5.5	18.7	18.1
Other	15.9	18.6

Total Assets	$1,214.6	$1,339.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$44.8	$32.7
Income taxes payable	6.2	6.8
Accrued expenses and other liabilities	92.6	90.8
Debt due within one year	3.3	7.8
Current deferred tax liability	0.3	—

Total current liabilities	147.2	138.1
Fair value of derivatives	47.4	66.8
Long-term deferred tax liability	24.0	29.2
Long-term debt	725.3	787.2
Other non-current liabilities	52.4	66.5
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 36,539,663 shares and 36,692,933 shares issued and outstanding at June 30, 2010 and December 31, 2010, respectively	—	—
Additional paid-in capital	331.1	334.6
Accumulated deficit	(115.5)	(83.2)
Accumulated other comprehensive income	2.7	0.9

Total Dollar Financial Corp. stockholders’ equity	218.3	252.3
Non-controlling interest	—	(0.4)

Total stockholders’ equity	218.3	251.9

Total Liabilities and Stockholders’ Equity	$1,214.6	$1,339.7

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2010	2009	2010
Revenues:
Consumer lending	$82.7	$99.3	$160.2	$191.3
Check cashing	38.5	36.8	76.3	72.0
Money transfer fees	7.1	7.9	13.9	15.1
Pawn service fees and sales	4.7	7.3	8.5	13.5
Gold sales	13.2	11.3	19.0	22.4
Other	14.5	19.9	28.3	42.4

Total revenues	160.7	182.5	306.2	356.7

Operating expenses:
Salaries and benefits	37.7	42.8	74.5	83.5
Provision for loan losses	12.7	16.5	24.4	30.4
Occupancy	10.8	12.0	21.7	23.6
Purchased gold costs	9.2	7.2	13.4	14.9
Depreciation	4.1	3.9	7.4	7.5
Returned checks, net and cash shortages	2.6	2.0	4.9	3.9
Maintenance and repairs	2.9	3.2	5.7	6.5
Advertising	4.7	5.9	8.1	11.7
Bank charges and armored carrier service	3.5	3.9	6.9	7.7
Other	11.9	15.2	22.7	28.7

Total operating expenses	100.1	112.6	189.7	218.4

Operating margin	60.6	69.9	116.5	138.3

Corporate and other expenses:
Corporate expenses	22.9	23.9	43.3	49.4
Other depreciation and amortization	1.1	2.8	2.2	5.5
Interest expense, net	12.8	21.9	24.5	43.5
Loss on extinguishment of debt	8.8	—	8.8	—
Unrealized foreign exchange (gain) loss	(3.9)	(17.8)	3.9	(32.4)
Loss on derivatives not designated as hedges	3.3	10.8	3.3	24.6
(Proceeds from) provision for litigation settlements	—	(4.1)	1.3	(3.9)
Loss on store closings	1.3	0.1	1.6	0.5
Other expense, net	1.4	2.0	1.3	2.6

Income before income taxes	12.9	30.3	26.3	48.5
Income tax provision	5.9	10.5	13.9	16.6

Net income	7.0	19.8	$12.4	$31.9
Less: Net loss attributable to non-controlling interests	(0.1)	(0.2)	—	(0.4)

Net income attributable to Dollar Financial Corp.	$7.1	$20.0	$12.4	$32.3

Net income per share attributable to Dollar Financial Corp:
Basic	$0.20	$0.55	$0.34	$0.89
Diluted	$0.19	$0.53	$0.34	$0.86
Weighted average shares outstanding:
Basic	36,069,838	36,480,854	36,033,687	36,440,652
Diluted	37,274,813	37,896,788	36,986,001	37,628,431
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income	Equity

Balance, June 30, 2010 (audited)	36,539,663	$—	$331.1	$(115.5)	$—	$2.7	$218.3

Comprehensive income:
Foreign currency translation						(4.3)	(4.3)
Cash flow hedges						2.5	2.5
Net income attributable to Dollar Financial Corp.				32.3			32.3

Total comprehensive income							30.5
Restricted stock vested	240,092
Stock options exercised	29,541	—	0.2				0.2
Vested portion of granted restricted stock and restricted stock units			1.9				1.9
Retirement of common stock	(116,363)
Other stock compensation			1.4				1.4
Net loss attributable to non-controlling interest					(0.4)		(0.4)

Balance, December 31, 2010 (unaudited)	36,692,933	$—	$334.6	$(83.2)	$(0.4)	$0.9	$251.9

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	December 31,
	2009	2010
Cash flows from operating activities:
Net income	$12.4	$31.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11.2	14.9
Loss on extinguishment of debt	8.8	—
Change in fair value of derivatives not designated as hedges	2.9	15.6
Provision for loan losses	24.4	30.4
Non-cash stock compensation	3.5	3.2
Loss on disposal of fixed assets	0.2	0.4
Unrealized foreign exchange loss (gain)	3.7	(32.4)
Deferred tax provision	(3.1)	8.2
Accretion of debt discount and deferred issuance costs	5.7	7.5
Change in assets and liabilities (net of effect of acquisitions):
(Increase) in loans and other receivables	(42.6)	(62.1)
(Increase) in prepaid expenses and other	(0.6)	(4.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8.1	(55.9)

Net cash provided by (used in) operating activities	34.6	(42.4)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(123.5)	(75.1)
Additions to property and equipment	(11.7)	(18.1)

Net cash used in investing activities	(135.2)	(93.2)
Cash flows from financing activities:
Proceeds from the issuance of 10.375% senior notes due 2016	596.4	—
Proceeds from the exercise of stock options	0.1	0.2
Repayment of term loan notes	(351.1)	—
Other debt payments	(6.9)	—
Payment of debt issuance and other costs	(19.1)	(0.3)

Net cash provided by (used in) financing activities	219.4	(0.1)
Effect of exchange rate changes on cash and cash equivalents	17.0	14.8

Net increase (decrease) in cash and cash equivalents	135.8	(120.9)
Cash and cash equivalents at beginning of period	209.6	291.3

Cash and cash equivalents at end of period	$345.4	$170.4

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements are of Dollar Financial Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively, the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“DFG”) and its wholly owned and majority owned subsidiaries. The activities of DFC consist primarily of its investment in DFG. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s Annual Report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on August 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
     Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,226 locations (of which 1,126 are company owned) operating principally as Money Mart®, The Money Shop®, Loan Mart®, Insta-Cheques®, MCE®, Suttons and Robertson®, The Check Cashing Store®, Sefina® and Money Now® in 15 states, Canada, the United Kingdom, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, check cashing, money transfer services, pawn services and various other related services. In addition, the Company provides financial services to the general public in Poland through in-home servicing under the trade name Optima®. The Company also operates U.K. and Canadian Internet-based consumer lending businesses as well as a U.K.-based merchant cash advance business that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. Through its Dealers’ Financial Services, LLC and its subsidiary DFS, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States.
     DFC’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity. These reclassifications include:
•	Reclassifying $9.4 million of loans and a related allowance of $7.4 million from Consumer Loans, net, to Loans in Default, net, in the Company’s Consolidated Balance Sheet as of June 30, 2010, to conform the presentation of our Poland business to the remainder of the Company’s operations.

•	Reclassifying $35.5 million of pawn loans from Consumer Loans, net, to Pawn Loans in the Company’s Consolidated Balance Sheet as of June 30, 2010.

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
     With respect to the Company’s franchised locations, the Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. The Company’s standard franchise agreement forms grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company. As part of the franchise agreement, the Company provides certain pre-opening assistance and after the franchised location has opened, the Company also provides updates to the software, samples of certain advertising and promotional materials and other post-opening assistance.
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
     Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and at the Company’s pawn shops in Europe. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Excess funds received from the sale are repaid to the customer. As with the Company’s single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan. Since the pawn lawns are secured by the customer’s pledged item, the Company does not maintain a loan loss reserve for potential future losses.
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
Consumer Loans, Net
     Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in loans receivable, net. Consumer loans, net are reported net of a reserve as described below in the company-funded consumer loan loss reserves policy.
Loans in Default
     Loans in default consist of short-term and longer term (under one year) installment consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provisions in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provisions. If the loans remain in a defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods.
     Generally, when a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and is included in loan loss provision expense in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is included in loan loss provision expense. If a loan remains in defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off. Recoveries on loans that were completely charged off are credited to the allowance when collected.
Fair Value of Financial Instruments
     The fair value of the 2.875% Senior Convertible Notes due 2027 issued by DFC (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes”) and the 10.375% Senior Notes due 2016 issued by the Company’s Canadian subsidiary, National Money Mart Company (the “2016 Notes”) are based on broker quotations.
     The total fair value of the 2027 and the 2028 Notes were approximately $40.0 million and $110.9 million, respectively, at June 30, 2010. The total fair value of the 2027 Notes and the 2028 Notes were approximately $44.9 million and $141.2 million, respectively, at December 31, 2010. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $609.0 million and $651.0 million at June 30, 2010 and December 31, 2010, respectively.
     The outstanding borrowings under credit facilities assumed as a part of the acquisition of Sefina Finance AB on December 31, 2010, are variable interest debt instruments and their fair value approximates their carrying value.
     The Company’s other financial instruments consist of cash and cash equivalents and derivatives, consumer loans and pawn loans, which are short-term in nature and their fair value approximates their carrying value net of allowance for loan loss.
Common Stock and Stock Split
     At the Annual Meeting of Stockholders of the Company on November, 11, 2010, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 55,500,000 to 100,000,000.
     On January 10, 2011, the Company announced a three-for-two stock split on all shares of its common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented in this report were retroactively adjusted for the common stock split.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings per Share
     Basic earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding, after adjusting for the dilutive effect of stock options restricted stock and restricted stock units. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2010	2009	2010
Net income attributable to Dollar Financial Corp.	$7.1	$20.0	$12.4	$32.3
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	36.1	36.5	36.0	36.4
Effect of dilutive stock options — (2)	0.7	1.0	0.5	0.8
Effect of unvested restricted stock and restricted stock unit grants (2)	0.5	0.4	0.5	0.4

Weighted average of common shares outstanding — diluted	37.3	37.9	37.0	37.6

(1)	Excludes 0.2 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of December 31, 2009 and 2010, respectively. The dilutive effect of restricted stock and restricted stock units is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
Stock Based Employee Compensation
     The Dollar Financial Corp. 2005 Stock Incentive Plan (the “2005 Plan”), after giving effect for DFC’s three for two stock split for stockholders of record on January 20, 2011, states that 2,578,043 shares of DFC’s common stock may be awarded to employees or consultants of DFC. The awards may be issued at the discretion of the DFC’s Board of Directors as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.
     On November 15, 2007, the Company’s stockholders adopted the Dollar Financial Corp. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to non-employee members of DFC’s Board of Directors and officers, employees, independent consultants and contractors of DFC and any subsidiary of DFC. On November 11, 2010, DFC’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of DFC’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000, after giving effect for DFC’s three for two stock split for stockholders of record as of January 20, 2011; provided, however, that 2.505 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by DFC to the award recipient. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of DFC’s common stock. No grantee may receive an Award relating to more than 750,000 shares in the aggregate per fiscal year under the 2007 Plan.
     Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of DFC’s common stock on the date of grant. To date no stock appreciation rights have been granted.
     Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2009 and 2010 was $1.3 million and $1.2 million, respectively, net of related tax and $2.5 million and $2.6 million, respectively, net of related tax effects for the six months ended December 31, 2009 and 2010, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2010	2009	2010
Expected volatility	54.5%	52.7%	54.9%	52.8%
Expected life (years)	5.7	5.5	5.9	5.5
Risk-free interest rate	3.01%	1.86%	3.23%	1.88%
Expected dividends	None	None	None	None
Weighted average fair value	$7.91	$8.36	$6.32	$8.23
A summary of the status of stock option activity for the six months ended December 31, 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2010 (1,798,522 shares exercisable)	2,908,018	$10.22	7.5	$9.9
Granted	80,411	$16.70
Exercised	(29,541)	$7.41
Forfeited and expired	(55,556)	$9.03

Options outstanding at December 31, 2010	2,903,332	$10.45	7.0	$25.1

Exercisable at December 31, 2010	2,134,204	$10.36	6.4	$12.4

     The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC common stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2009 was zero and zero, respectively and was zero and $0.2 million for the three and six months ended December 31, 2010, respectively. As of December 31, 2010, the total unrecognized compensation cost over a weighted-average period of 2.2 years, related to stock options, is expected to be $2.7 million. Cash received from stock options exercised for the three and six months ended December 31, 2009 was $0.1 million and $0.1 million, respectively. Cash received from stock options exercised for the three and six months ended December 31, 2010 was zero and $0.2 million, respectively.
     Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”) and (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of DFC’s common stock on the date of the grant.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2010	150,843	$9.66
Granted	—	$—
Vested	(70,567)	$9.47
Forfeited	—	$—

Outstanding at December 31, 2010	80,276	$9.82

     Restricted stock unit awards (“RSUs”) granted under the 2005 Plan and 2007 Plan become vested after a designated period of time (“time-based”), which is generally on a quarterly basis over three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of DFC’s common stock on the date of the grant.
     Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2010	909,023	$9.98
Granted	48,176	$16.44
Vested	(274,846)	$9.97
Forfeited	(36,213)	$10.97

Outstanding at December 31, 2010	646,140	$10.41

     As of December 31, 2010, there was $7.5 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three and six months ended December 31, 2010 was $2.6 million and $3.4 million, respectively.
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
     In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement). The Statement requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to remain outstanding. The Statement was adopted by the Company on July 1, 2009 and was applied retroactively to all periods presented. The adoption impacted the accounting for the 2027 Notes and, after their issuance in December 2009, the 2028 Notes, resulting in additional non-cash interest expense of approximately $2.4 million and $2.1 million for the three months ended December 31, 2009 and 2010, respectively and $4.8 million and $4.1 million for the six months ended December 31, 2009 and 2010, respectively. Also, the adoption of the Statement reduced the Company’s debt balance by recording a debt discount of approximately $55.8 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the remaining expected life of the debt.
     In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities and supersedes all non-SEC accounting and reporting standards. The Company adopted this Statement beginning in the quarterly period ended September 30, 2009, as required.
     On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this Statement beginning in the quarterly period ended March 31, 2010, as required, and adoption has not had a material impact on the Company’s consolidated financial statements.
     In July 2010, the FASB issued ASU 2010-20, Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted ASU 2010-20 in for its quarter ending December 31, 2010. ASU 2010-20 concerns disclosures only and did not have a material impact on the Company’s financial position or results of operations.
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 concerns disclosures only and will not have a material impact on the Company’s financial position or results of operations.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Financing Receivables
     The Company offers a variety of short-term loan products and credit services to customers who typically cannot access other traditional sources of credit and have non-traditional loan histories. Accordingly, the Company has implemented proprietary predictive scoring models that are designed to limit the amount of loans it offers to customers who statistically would likely be unable to repay their loan. The Company has instituted control mechanisms and a credit analytics function that have been very effective in managing risk in its consumer loan activities. Collection activities are also an important aspect of the Company’s operations, particularly with respect to its consumer loan products due to the relatively high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections in each of its markets. The Company’s risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on its consumer loan portfolio. Because the Company’s revenue from its consumer lending activities is generated through a high volume of small-dollar financial transactions, its exposure to loss from a single customer transaction is minimal.
     The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and one hundred eighty days past due without a payment for longer-term (less than one year) installment loans:
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(in millions)

	Consumer	Consumer
	Loans,	Loans,	Pawn
	Gross	Allowance	Loans
Performing	$133.4	$11.4	$113.4
Non-performing	39.0	27.0	—

	$172.4	$38.4	$113.4

     The following presents the aging of the Company’s past dues loans receivable as of December 31, 2010:
Age Analysis of Past Due Loans Receivable
As of December 31, 2010
(in millions)

				Greater				Recorded
				Than 90			Total	Investment >
	1-30 days	30-59 days	60-89 days	days Past	Total Past		Financing	90 Days and
	Past Due	Past Due	Past Due	Due	Due	Current	Receivables	Accruing
Consumer Loans	$11.1	$6.2	$4.9	$23.5	$45.7	$126.8	$172.4	$1.8
Pawn Loans	—	—	—	—	—	113.4	113.4	—

Total	$11.1	$6.2	$4.9	$23.5	$45.7	$240.2	$285.8	$1.8

     The following details the Company’s loans receivable that are on nonaccrual status as of December 31, 2010:
Loans Receivable on Nonaccrual Status
As of December 31, 2010
(in millions)

Consumer Loans	$39.0
Pawn Loans	—

Total	$39.0

3. Acquisitions
     The following acquisitions have been accounted for under the purchase method of accounting.
     On October 3, 2009, the Company acquired all the shares of Merchant Cash Express Limited (“MCE”), a U.K. entity which primarily provides working capital to small retail businesses by providing cash advances against a percentage of future credit card receipts. The aggregate purchase price for the acquisition was approximately $4.6 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $2.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $2.0 million and recorded was goodwill.
     On December 23, 2009, the Company acquired of all the shares of Military Financial Services LLC (“MFS”). Through its wholly-

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owned subsidiary Dealers’ Financial Services, LLC, MFS provides fee-based services for military personal who obtain auto loans in the United States made by a major third-party national bank. The aggregate purchase price for the acquisition was approximately $121.9 million, including approximately $1.9 million in related transaction costs. Of the aggregate purchase price, $5.7 million was allocated to net tangible assets acquired, $28.7 million was allocated to definite-lived intangible assets acquired and $35.4 million was allocated to indefinite-lived intangible assets, with the remainder of the purchase price allocated to goodwill. During fiscal 2011, the Company has recorded a net decrease of $1.4 million to goodwill that is primarily related to the resolution of a working capital purchase price dispute. The Company anticipates that the entire amount of the goodwill recorded in connection with the acquisition will be deductible for income tax purposes.
     On April 13, 2010, the Company acquired all the shares of Suttons & Robertsons (“S&R”), which presently operates three high-end pawn shops in the U.K. The aggregate purchase price for the acquisition was approximately $25.8 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $5.9 million of the purchase price to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $19.9 million and was recorded as goodwill.
     During fiscal 2010, the Company completed various smaller acquisitions in United Kingdom that resulted in an aggregate increase in goodwill of $0.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million, $2.2 million and $6.3 million of purchase accounting adjustments were made to with respect to the Company’s Robert Biggar Limited (“Biggar”), Optima, S.A. (“Optima”) and Express Finance Limited (“Express”) acquisitions, respectively.
     On December 31, 2010, the Company consummated the acquisition of Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $91.2 million, of which approximately $59.1 million was cash paid at closing. Additionally, approximately $14.9 million of additional cash payable in equal installments on each of March 31, 2011, June 30, 2011 and September 30, 2011. Furthermore, the Company is obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive 12 month periods following the closing of the acquisition, the aggregate amount of which the Company currently estimates to be approximately $17.2 million. All future payments have been recorded as liabilities on the balance sheet of the acquiring U.K. entity. In connection with the acquisition, through December 31, 2010 the Company also incurred transaction costs of approximately $0.8 million.
     Under the purchase method of accounting, the total estimated purchase price is allocated to Sefina’s net tangible and intangible assets based on their current estimated fair values. Because the acquisition occurred at the end of the quarter, management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocation. The purchase price, subject to the finalization of our fair value allocation is allocated as follows (in millions):

Cash	$4.0
Pawn loans	71.5
Prepaid expenses and other current assets	3.6
Property and equipment	3.0
Other assets	0.1
Accounts payable	(0.4)
Accrued expenses and other liabilities	(3.9)
Debt	(61.8)
Other non-current liabilities	(1.5)

Net tangible assets acquired	14.6
Indefinite-lived intangible assets acquired	0.4
Goodwill	76.2

Total purchase price	$91.2

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
     Of the total estimated purchase price for Sefina, an estimate of $14.6 million has been allocated to net tangible assets acquired and $0.4 million has been allocated to indefinite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill.
     During fiscal 2011, the Company completed the acquisitions of two Canadian franchisees with 19 stores for an aggregate purchase price of $20.5 million that resulted in an increase in goodwill of $15.0 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The Company also completed the acquisition of one U.K. store during the current period for a nominal amount.
     One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of its industry, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangible assets.
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2010	$496.8
Acquisitions:
Sefina Finance AB	76.2
Various small acquisitions	15.2
Purchase accounting adjustments:
Military Financial Services, LLC	(1.4)
Foreign currency translation adjustment	14.2

Balance at December 31, 2010	$601.0

     The following pro forma information for the periods ended December 31, 2009 and 2010 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the MCE, MFS, S&R and Sefina acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Pro Forma Results
	Three months ended		Six months ended
	December 31,		December 31,
	2009	2010	2009	2010
	(Unaudited in millions except		(Unaudited in thousands except
	per share amounts)		per share amounts)
Revenue	$175.2	$190.5	$337.1	$372.6
Net income attributable to Dollar Financial Corp.	$10.3	$21.6	$14.2	$35.6
Net income per common share — basic	$0.29	$0.59	$0.39	$0.98
Net income per common share — diluted	$0.28	$0.57	$0.38	$0.95

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2010 are as follows (in millions):

	United States	Dealers’ Financial
	Retail	Services	Canada	Europe	Other	Total
Balance at June 30, 2010	$205.7	$53.5	$136.4	$94.6	$6.6	$496.8
Acquisitions and purchase accounting adjustments	—	(1.4)	15.0	76.4	—	90.0
Foreign currency translation adjustments	—	—	9.3	4.1	0.8	14.2

Balance at December 31, 2010	$205.7	$52.1	$160.7	$175.1	$7.4	$601.0

The following table reflects the components of intangible assets (in millions):

	Gross Carrying Amount
	June 30,	December 31,
	2010	2010
Non-amortizing intangible assets:
Goodwill	$496.8	$601.0
Reacquired franchise rights	51.3	55.0
DFS MILES Program	35.4	35.4
Tradenames	—	0.4

	$583.5	$691.8

Amortizable intangible assets:
Various contracts	$28.7	$28.7
Reacquired franchise rights	—	2.6
Accumulated Amortization:
Various contracts	(3.2)	(6.2)
Reacquired franchise rights	—	(0.1)

Total intangible assets	$609.0	$716.8

     Goodwill is the excess of cost over the fair value of the net assets of the business acquired.
     Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2010, there was no impairment of goodwill.
     Other indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and Sefina trade name, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As prescribed under ASC 805, beginning with franchisee acquisitions consummated in fiscal 2010 or later, reacquired franchise rights are no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment charge in future periods.
     Amortization expense of intangible assets was $1.5 million and $3.0 million for the three and six months ended December 31, 2010, respectively.
     Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended
June 30,	Amount
2011	$6.4
2012	6.5
2013	6.1
2014	5.9
2015	3.0

$27.9

5. Debt
     The Company had debt obligations at June 30, 2010 and December 31, 2010 as follows (in millions):

	June 30,	December 31,
	2010	2010
National Money Mart Company 10.375% Senior Notes due December 15, 2016	$600.0	$600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.3)	(3.2)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	38.3	39.5
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	84.9	87.8
Scandinavian credit facilities	—	61.8
Other	8.7	9.1

Total debt	728.6	795.0

Less: current portion of debt	(3.3)	(7.8)

Long-term debt	$725.3	$787.2

Senior Notes
     On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. After December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs on or after December 15, 2015.
Convertible Notes
     Senior Convertible Notes due 2027
     On June 27, 2007, DFC issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”). The Company received proceeds of approximately $193.5 million from the issuance, net of underwriting fees of

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $6.5 million. Underwriting fees are included in issuance costs on the Company’s balance sheet and are amortized to interest expense using the effective interest rate method over 5.5 years from the date of issuance. The 2027 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of June 27, 2007 (the “2027 Indenture”).
     In February 2010, DFC repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2010 and December 31, 2010. The Company recognized a net loss of $0.7 million during fiscal 2010 related to the repurchased Notes.
     The 2027 Notes are general unsecured obligations of DFC and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007. The 2027 Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by the Company. Holders of the 2027 Notes may require DFC to repurchase in cash some or all of the 2027 Notes at any time before the 2027 Notes’ maturity following a “fundamental change” (as defined in the 2027 Indenture).
     The 2027 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2027 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2027 Notes may convert their 2027 Notes based at an initial conversion rate of 38.6643 shares per $1,000 principal amount of 2027 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The 2028 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2028 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2028 Notes may convert their 2028 Notes based at an initial conversion rate of 51.8035 shares per $1,000 principal amount of 2028 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
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
     On or after April 5, 2015, DFC may redeem for cash all or part of the 2028 Notes upon at least 30 but not more than 60 days notice before the redemption date by mail to the trustee, the paying agent and each holder of 2028 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.
     Holders of the 2028 Notes have the right to require DFC to purchase all or a portion of the 2028 Notes on each of April 1, 2015, April 1, 2018 and April 1, 2023 for a purchase price payable in cash equal to 100% of the principal amount of the 2028 Notes to be purchased plus any accrued and unpaid interest, up to but excluding the date of purchase.
     If a “fundamental change” (as defined in the 2028 Indenture) occurs before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase.
     Treatment of Convertible Notes
     The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2028 Notes issued during fiscal year 2010 are also subject to the application of the accounting standard. The Company is required to record the liability portion of the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. As of December 31, 2010, the remaining discount of $5.3 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012 and the remaining discount of $32.2 million on the 2028 Notes similarly will be amortized through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.
     The Company has considered the guidance in the Debt topic of the FASB Codification, and has determined that the Convertible Notes do not contain a beneficial conversion feature, as the fair value of DFC’s common stock on the date of issuance was less than the initial conversion price.
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
Credit Facility
     On October 30, 2006, the Company entered into a $475.0 million credit facility (“2006 Credit Agreement”). The 2006 Credit Agreement was comprised of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million (the “U.S. Revolving Facility”) with DFG as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million (the “Canadian Term Facility”) with NMM as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited, a wholly-owned U.K. indirect subsidiary of the Company, as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros) (the “U.K. Term Facility”); and (iv) a senior secured revolving credit facility in an aggregate amount of CAD28.5 million (the “Canadian Revolving Facility”) with NMM as the borrower.
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
     In the third quarter of fiscal 2008, the Company’s U.K. subsidiary entered into an overdraft facility (“U.K. Revolving Facility”) which provides for a commitment of up to GBP 5.0 million. This facility expired on June 30, 2010.
     On December 23, 2009, the Company and its lenders amended and restated the terms of the 2006 Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014 (subject to the condition, which was satisfied in February 2010, that prior to October 30, 2012, the aggregate principal amount of the 2027 Notes be reduced to an amount less than or equal to $50 million). Pursuant to the Amended and Restated Credit Agreement, outstanding amounts under the revolving credit facilities and term loans owed to lenders which consented to the extended maturity date receive an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid. The portion of revolving credit facilities and term loans that did not consent to the extended maturity receive an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving facilities, based on a leverage based pricing grid.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company used approximately $350.0 million of the net proceeds from its December 2009 offering of $600.0 million aggregate principal amount of the 2016 Notes to repay substantially all of its outstanding obligations under the Canadian Term Facility and the U.K. Term Facility.
     On June 23, 2010, the Company used excess cash to repay the remaining balance of approximately $18.3 million of the Canadian Term Facility and the U.K. Term Facility.
     At December 31, 2010, no amounts were outstanding under the U.S. Revolving Facility or the Canadian Revolving Facility.
     The obligations under the U.S. Revolving Facility, if any, are guaranteed by DFC and certain direct and indirect domestic subsidiaries of DFC. The obligations under the Canadian Revolving Facility are guaranteed by DFC and certain of its domestic and foreign direct and indirect subsidiaries. The obligations of the respective borrowers and guarantors under the facilities are secured by substantially all of the assets of such borrowers and guarantors.
     The Amended and Restated Credit Agreement contains certain financial and other restrictive covenants, which, among other things, requires the Company to achieve certain financial ratios, limit capital expenditures, restrict payment of dividends and obtain certain approvals if the Company wants to increase borrowings. As of December 31, 2010, the Company was in compliance with all such covenants.
Scandinavian Credit Facilities
     As a result of the recent acquisition of Sefina, the Company assumed $61.8 million of borrowings under Sefina’s credit facilities as of December 31, 2010. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million. These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points. Also with the same Scandinavian bank, the Company assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of December 31, 2010, SEK 28.3 million was outstanding at the lender’s borrowing rate plus 170 basis points. The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million of which EUR 16.4 million was outstanding as of December 31, 2010 at a rate of Euribor plus 250 basis points.
     Other debt consists of $9.1 million of debt assumed as part of the S&R acquisition, consisting of a $0.8 million overdraft facility, a $2.8 million revolving loan and a $5.5 million term loan.
     Interest expense, net was $12.8 million and $21.9 million for the three months ended December 31, 2009 and 2010, respectively. For the six months ended December 31, 2009 and 2010, interest expense, net was $24.5 million and $43.5 million, respectively. Included in interest expense was $2.4 million and $2.1 million of non-cash interest related to the Convertible Notes for the three months ended December 31, 2009 and 2010, respectively. For the six months ended December 31, 2009 and 2010, non-cash interest related to the Convertible Notes for the six months ended December 31, 2009 and 2010 was $4.8 million and $4.1 million, respectively.
6. Fair Value Measurements
     The Fair Value Measurements and Disclosures Topic of the FASB Codification establishes a fair value hierarchy that distinguishes between observable and unobservable market participant assumptions. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.
     Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and gold options to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs,

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(in millions)

Quoted Prices in
	Active Markets	Significant
	for Identical Assets	Other	Significant
	and Liabilities	Observable	Unobservable	Balance at
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2010
Assets

Derivative financial instruments	$—	$—	$—	$—

Liabilities

Derivative financial instruments	$—	$66.8	$—	$66.8
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010.
7. Derivative Instruments and Hedging Activities
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
     Specifically, certain of the Company’s foreign operations in Europe and Canada expose the Company to fluctuations in foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency because the debt is denominated in a currency other than the subsidiary’s functional currency. The Company has historically entered into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. Dollar.
     Certain parts of the Company’s operations in Canada and Europe expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the use of foreign exchange-related derivative financial instruments. From time to time, the Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
     The Company maintains gold inventory in quantities expected to be sold in a reasonable period of time in the normal course of business. The Company generally enters into agreements for forward delivery. The prices paid in the forward delivery contracts are generally variable within a capped or collared price range. Forward derivative contracts on gold are entered into to manage the price risk associated with forecasted sales of gold inventory in the Company’s pawn shops.
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
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of December 31, 2010, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.
Cash Flow Hedges of Multiple Risks
     Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. The foreign subsidiaries were exposed to fluctuations in both the underlying variable borrowing rate and the foreign currency of the borrowing against its functional currency. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. On December 23, 2009, the Company used a portion of the net proceeds of its $600 million offering of 10.375% Senior Notes due 2016 to prepay $350 million of the $368.6 million outstanding term loans in both the United Kingdom and Canada. Simultaneously, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps as they no longer met the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification.
     As a result of the Company repaying the majority of its term loans in the United Kingdom, the Company terminated its UK cross-currency swaps and accelerated the reclassification of amounts in other comprehensive income to earnings as a missed forecasted transaction as the hedged transactions were no longer probable to occur. The accelerated amount was a loss of $3.9 million and was included in Loss on Extinguishment of Debt during the three months ended December 31, 2009. The Company continues to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings (interest expense) over the remaining original term of the derivative, when the hedged forecasted transactions are recognized in earnings.
     The Canadian cross-currency swaps continue to be outstanding with prospective changes in fair value of these instruments being recorded directly through the income statement. The Company continues to report the net loss related to the discontinued cash flow hedges in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings (interest expense) over the remaining original term of the derivative, when the hedged forecasted transactions are recognized in earnings.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2010, the Company had the following outstanding derivatives:

		Pay Fixed	Receive Floating	Receive Floating
Foreign Currency Derivatives	Pay Fixed Notional	Strike Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD 181,658,135	8.75%	$157,987,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 60,820,448	7.47%	$52,662,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 82,972,163	7.41%	$71,812,500	3 mo. LIBOR + 2.75% per annum
Non-designated Hedges of Commodity Risk
     In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2010, the Company’s subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.
The table below presents the fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2010 (in millions).

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:

Cross Currency Swaps	Derivatives	$—	Derivatives	$47.4

Total derivatives not designated as hedging instruments		$—		$47.4

	Asset Derivatives		Liability Derivatives
	As of December 31, 2010		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$0.2
Cross Currency Swaps	Derivatives	—	Derivatives	66.6

Total derivatives not designated as hedging instruments		$—		$66.8

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the periods ending December 31, 2009 and 2010 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending December 31, 2009
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Commodity Options	$—		$—	Other income / (expense)	$—
Foreign Exchange Contracts	—	Foreign currency gain / (loss)	—	Other income / (expense)	—
Cross Currency Swaps	(2.7)	Extinguishment of Debt	(3.9)	Other income / (expense)	(3.3)
		Interest Expense	(0.8)
		Tax Benefit	1.3

Total	$(2.7)		$(3.4)		$(3.3)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending December 31, 2010
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Commodity Options	$—		$—	Other income / (expense)	$(0.2)
Cross Currency Swaps	$—	Interest Expense	$(3.2)	Loss on derivatives not designated as hedges	$(24.6)
		Tax Benefit	0.8

Total	$—		$(2.4)		$(24.8)

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
     As of December 31, 2010, the fair value of derivatives is in a net liability position of $68.8 million. This amount includes accrued interest but excludes any adjustment for non-performance risk. As of December 31, 2010, the Company has not posted, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $68.8 million at December 31, 2010.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Comprehensive Income
     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 7). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2010	2009	2010
Net income	$7.0	$19.8	$12.4	$31.9
Foreign currency translation adjustment(1)	3.4	(12.0)	7.7	(4.3)
Fair value adjustments for derivatives, net(2)	(2.2)	—	(2.7)	—
Amortization of accumulated other comprehensive income related to ineffective cash flow hedges (3)	3.1	1.3	3.4	2.5

Comprehensive income	11.3	9.1	20.8	30.1
Net income (loss) applicable to non-controlling interests	(0.1)	(0.2)	—	(0.4)

Comprehensive income attributable to Dollar Financial Corp.	$11.4	$9.3	$20.8	$30.5

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $28.9 million and $10.0 million as of December 31, 2009 and 2010, respectively.

(2)	Net of $0.9 million of tax for the three months ended December 31, 2009.

(3)	Net of $1.2 million and $0.4 million of tax for the three months ended December 31, 2009 and 2010, respectively. For the six months ended December 31, 2009 and 2010, the tax was $1.3 million and $0.7 million respectively.
Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $9.1 million at December 31, 2010, compared to $10.6 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2010.
9. Income Taxes
Income Tax Provision
     The provision for income taxes was $13.9 million for the six months ended December 31, 2009 compared to a provision of $16.6 million for the six months ended December 31, 2010. The Company’s effective tax rate was 52.9% for the six months ended December 31, 2009 and was 34.2% for the six months ended December 31, 2010. The decrease in the effective tax rate for the three months ended December 31, 2010 as compared to the prior year was primarily a result of the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2010, the Company maintained deferred tax assets of $118.5 million, which is offset by a valuation allowance of $86.5 million, which represents a decrease of $5.8 million in the net deferred tax asset during the six months ended December 31, 2010. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
Foreign increase/(decrease)	(4.3)	1.5	(5.8)

Balance at December 31, 2010	$118.5	$86.5	$32.0

The $118.5 million in deferred tax assets consists of $43.8 million related to net operating losses and other temporary differences, $54.4 million related to foreign tax credits and $20.3 million in foreign deferred tax assets. At December 31, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.8 million, which reflects no change during the period. The net operating loss carry forward at both June 30, 2010 and December 31, 2010 was $68.3 million. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.4 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $20.3 million, which is offset by a valuation allowance of $1.1 million related to the Canadian cross-currency interest rate swaps.
Effective July 1, 2009, the Company adopted ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required us to establish an initial deferred tax liability related to the Convertible Notes, which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Convertible Notes discount accretes to zero over the expected life of the Convertible Notes. The deferred tax liability associated with the Convertible Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At December 31, 2010, the deferred tax liability associated with the Convertible Notes was $13.1 million. For purposes of balance sheet presentation, the deferred tax liability related to the Convertible Notes has been netted against the Company’s deferred tax asset.
At June 30, 2010, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At December 31, 2010, the Company had $12.7 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.
The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company had approximately $1.4 million of accrued interest related to uncertain tax positions, which represents a $0.5 million increase during the six months ended December 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
10. Contingent Liabilities
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Provisions for Settlement of Canadian Actions
     As of December 31, 2010, an aggregate of approximately CAD 52.9 million is included in the Company’s accrued liabilities relating to the Canadian class action proceedings described above. The class action proceedings settled to date have consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 34.1 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at December 31, 2010 and additional accruals may be required in the future.
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
We The People Legal Proceedings
     On February 19, 2010, the subsidiaries through which the Company operated its We The People (“WTP”) business, We The People USA, Inc. and its wholly owned subsidiary, We The People LLC (collectively, the “WTP Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “WTP Bankruptcy Proceedings”) in U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 13, 2010, the WTP Debtors filed with the Bankruptcy Court a plan of liquidation under Chapter 11 of the bankruptcy code (the “Plan”). The Plan was approved by the Bankruptcy Court on December 16, 2010 and became effective as of December 30, 2010 (the “Effective Date”). As of the Effective Date, the WTP Debtors were released from all claims against them and certain assets of the WTP business were transferred to the remaining WTP franchisees. In accordance

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the Plan, the Company funded $1.8 million into the bankruptcy estates of the WTP Debtors during the three months ended December 31, 2010 in order to satisfy creditors’ claims. An aggregate of approximately $1.8 million had been included in the Company’s accrued expenses relating to WTP Bankruptcy Proceedings and the litigation that had been pending against the WTP Debtors and the Company related to the WTP business prior to the approval of the Plan by the Bankruptcy Court as of the Effective Date.
     In September 2007, Jacqueline Fitzgibbons, a former customer of a WTP store, commenced a lawsuit against WTP and Dollar Financial Group, Inc. and others in California Superior Court for Alameda County. In January 2009, an individual named Robert Blau replaced Fitzgibbons as lead plaintiff. The suit alleged on behalf of a class of consumers and senior citizens that, from 2003 to 2007, WTP violated California law by advertising and selling living trusts and wills to certain California residents. A motion to certify the class was heard and the court granted class certification of the claim that WTP’s business model violates certain unfair competition laws in California. On April 8, 2010, the parties reached an agreement to settle the case with a settlement fund to be funded by Dollar Financial Group, Inc. In June 2010, the Bankruptcy Court approved the terms of the settlement in so far as the terms affected the bankruptcy estates of the WTP Debtors. On September 17, 2010, the court granted final approval of the class settlement, and the settlement became final on November 16, 2010 upon the expiration of the appeal period. The Company paid approximately $3.2 million into the settlement fund during the three months ended December 31, 2010 to satisfy its obligations under the settlement.
11. Segment Information
     The Company categorizes its operations into six operating segments that have been identified giving consideration to geographic area, product mix and regulatory environment. At December 31, 2010, the Company changed the name of the Europe reportable segment from “United Kingdom” to “Europe”. The Europe reportable segment includes its United Kingdom operations as well as Sefina because the Company currently intends to manage all European operations through one segment manager reporting into the Chief Operating Decision Maker (CODM), and because the pawn operations of Sefina are similar to those within the United Kingdom retail stores. Because Sefina was acquired at December 31, 2010, there are no results of operations from Sefina included within the Europe operating segment. Information regarding Sefina’s statement of financial condition at December 31, 2010 can be found in Note 3. The Company’s operations in Poland are presently included in the reportable segment listed as Other, as well as all corporate headquarters expenses that have not been charged out to the operating segments in United States Retail, Canada and Europe.
     The primary service offerings of the United States Retail, Canada, and Europe reportable segments are single-payment consumer loans, check cashing, money transfers, pawn loans and sales, gold sales and other ancillary services. As a result of the mix of service offerings and diversity in the respective geographic regulatory environments, there are differences in each operating segment’s profit margins.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(In millions)

		Dealers’
	United States	Financial
	Retail	Services	Canada	Europe	Other	Total

As of and for the three months ended December 31, 2009
Total assets	$267.6	$129.2	$576.1	$225.9	$45.4	$1,244.2
Goodwill and other intangibles, net	206.0	117.4	184.6	78.7	5.2	591.9
Sales to unaffiliated customers:
Consumer lending	18.2	—	38.1	24.6	1.8	82.7
Check cashing	11.1	—	18.1	9.3	—	38.5
Money transfer fees	1.2	—	4.2	1.7	—	7.1
Pawn service fees and sales	—	—	—	4.7	—	4.7
Gold sales	0.1	—	2.0	11.1	—	13.2
Other	2.6	0.6	6.8	4.2	0.3	14.5

Total sales to unaffiliated customers	33.2	0.6	69.2	55.6	2.1	160.7
Provision for loan losses	3.1	—	4.5	4.6	0.5	12.7
Depreciation and amortization	1.4	0.1	1.7	1.6	0.4	5.2
Interest expense, net	—	—	6.6	1.5	4.7	12.8
Loss (gain) on extinguishment of debt	—	—	3.6	4.7	0.5	8.8
Unrealized foreign exchange (gain)	—	—	(3.9)	—	—	(3.9)
Loss on derivatives not designated as hedges	—	—	3.3	—	—	3.3
Loss on store closings	0.1	—	0.5	—	0.7	1.3
Other expense, net	—	—	—	0.7	0.7	1.4
Income (loss) before income taxes	6.0	0.3	11.3	6.8	(11.5)	12.9
Income tax provision	1.3	—	2.6	1.9	0.1	5.9

As of and for the six months ended December 31, 2009
Sales to unaffiliated customers:
Consumer lending	36.0	—	73.4	47.7	3.1	160.2
Check cashing	22.0	—	35.5	18.8	—	76.3
Money transfer fees	2.5	—	8.2	3.2	—	13.9
Pawn service fees and sales	—	—	—	8.5	—	8.5
Gold sales	0.1	—	2.6	16.3	—	19.0
Other	5.2	0.6	13.6	8.3	0.6	28.3

Total sales to unaffiliated customers	65.8	0.6	133.3	102.8	3.7	306.2
Provision for loan losses	6.8	—	8.3	8.3	1.0	24.4
Depreciation and amortization	2.3	0.1	3.3	3.2	0.7	9.6
Interest expense, net	—	—	12.0	3.1	9.4	24.5
Loss on extinguishment of debt	—	—	3.6	4.7	0.5	8.8
Unrealized foreign exchange loss	—	—	(4.1)	7.9	0.1	3.9
Loss on derivatives not designated as hedges	—	—	3.3	—	—	3.3
Provision for litigation settlements	—	—	—	—	1.3	1.3
Loss on store (gain) closings	0.3	—	0.7	(0.1)	0.7	1.6
Other expense, net	—	—	—	0.7	0.6	1.3
Income (loss) before income taxes	10.2	0.3	29.6	9.3	(23.1)	26.3
Income tax provision	2.5	—	8.3	2.8	0.3	13.9

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(In millions)

		Dealers’
	United States	Financial
	Retail	Services	Canada	Europe	Other	Total

As of and for the three months ended December 31, 2010
Total assets	$259.5	$118.8	$451.6	$455.3	$54.5	$1,339.7
Goodwill and other intangibles, net	206.0	110.0	211.9	181.5	7.4	716.8
Sales to unaffiliated customers:
Consumer lending	16.7	—	43.0	37.2	2.4	99.3
Check cashing	9.5	—	19.1	8.2	—	36.8
Money transfer fees	1.1	—	4.8	2.0	—	7.9
Pawn service fees and sales	—	—	—	7.3	—	7.3
Gold sales	0.6	—	4.2	6.5	—	11.3
Other	3.0	5.5	6.6	4.8	—	19.9

Total sales to unaffiliated customers	30.9	5.5	77.7	66.0	2.4	182.5
Provision for loan losses	2.1	—	4.8	8.6	1.0	16.5
Depreciation and amortization	0.7	1.5	1.9	2.1	0.5	6.7
Interest expense, net	—	—	17.8	0.1	4.0	21.9
Unrealized foreign exchange (gain) loss	—	—	(18.9)	—	1.1	(17.8)
Loss on derivatives not designated as hedges	—	—	10.8	—	—	10.8
(Proceeds from) provision for litigation settlements	—	—	(4.1)	—	—	(4.1)
Loss on store (gain) closings	0.2	—	0.1	—	(0.2)	0.1
Other (income) expense, net	—	—	(0.8)	3.1	(0.3)	2.0
Income (loss) before income taxes	6.8	1.5	23.6	10.3	(11.9)	30.3
Income tax provision	0.4	0.3	6.4	3.3	0.1	10.5

As of and for the six months ended December 31, 2010
Sales to unaffiliated customers:
Consumer lending	32.4	—	84.4	70.1	4.4	191.3
Check cashing	19.2	—	36.8	16.0	—	72.0
Money transfer fees	2.3	—	9.2	3.6	—	15.1
Pawn service fees and sales	—	—	—	13.5	—	13.5
Gold sales	1.0	—	7.8	13.6	—	22.4
Other	5.9	12.0	13.5	11.0	—	42.4

Total sales to unaffiliated customers	60.8	12.0	151.7	127.8	4.4	356.7
Provision for loan losses	4.2	—	9.0	15.8	1.4	30.4
Depreciation and amortization	1.4	3.1	3.5	4.0	1.0	13.0
Interest expense, net	—	—	35.5	0.1	7.9	43.5
Unrealized foreign exchange (gain) loss	—	—	(34.1)	—	1.7	(32.4)
Loss on derivatives not designated as hedges	—	—	24.6	—	—	24.6
(Proceeds from) provision for litigation settlements	—	—	(4.0)	—	0.1	(3.9)
Loss on store closings	0.3	—	0.2	—	—	0.5
Other (income) expense, net	—	—	(1.4)	3.2	0.8	2.6
Income (loss) before income taxes	12.9	4.0	31.8	22.9	(23.1)	48.5
Income tax provision	1.0	0.3	7.9	7.2	0.2	16.6

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Subsidiary Guarantor Financial Information
     National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).
     The Guarantees of the 2016 Notes will:

—	be senior unsecured obligations of the applicable Guarantor;

—	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

—	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

—	be effectively junior to an indebtedness of such Guarantor, including indebtedness under the Company’s Amended and Restated Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.
     Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at December 31, 2010 and June 30, 2010 and the condensed consolidating statements of operations and cash flows for the three and six months ended December 31, 2010 and 2009 of Dollar Financial Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheets
June 30, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$5.4	$218.6	$18.3	$49.0	$—	$291.3
Consumer loans, net	—	29.8	20.9	50.2	—	100.9
Pawn loans	—	—	—	35.5	—	35.5
Loans in default, net	—	6.1	0.6	2.6	—	9.3
Other receivables	0.4	9.8	1.8	6.8	(1.7)	17.1
Prepaid expenses and other current assets	—	7.5	3.6	18.6	(2.9)	26.8

Total current assets	5.8	271.8	45.2	162.7	(4.6)	480.9
Deferred tax asset, net of valuation allowance	—	22.5	—	0.1	—	22.6
Intercompany receivables	253.0	41.6	—	—	(294.6)	—
Property and equipment, net	—	27.5	14.4	25.6	—	67.5
Goodwill and other intangibles	—	182.1	206.6	220.3	—	609.0
Debt issuance costs, net	1.5	14.7	2.4	0.1	—	18.7
Investment in subsidiaries	82.4	285.9	103.1	—	(471.4)	—
Other	—	0.7	12.2	3.0	—	15.9

Total Assets	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

Current Liabilities
Accounts payable	$0.3	$14.2	$11.8	$18.5	$—	$44.8
Income taxes payable	—	—	1.0	6.9	(1.7)	6.2
Accrued expenses and other liabilities	0.9	50.3	27.8	15.4	(1.8)	92.6
Debt due within one year	—	—	—	3.3	—	3.3
Current deferred tax liability	—	—	—	0.3	—	0.3

Total current liabilities	1.2	64.5	40.6	44.4	(3.5)	147.2
Fair value of derivatives	—	47.4	—	—	—	47.4
Long-term deferred tax liability	—	6.7	17.3	—	—	24.0
Long-term debt	123.2	596.7	—	5.4	—	725.3
Intercompany payables	—	—	232.5	62.2	(294.7)	—
Other non-current liabilities	—	40.6	10.0	1.8	—	52.4

Total liabilities	124.4	755.9	300.4	113.8	(298.2)	996.3

Total Dollar Financial Corp. stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total Liabilities and Stockholders’ Equity	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended December 31, 2009
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$38.1	$18.2	$26.4	$—	$82.7
Check cashing	—	18.1	11.1	9.3	—	38.5
Other	—	13.0	3.9	22.6	—	39.5

Total revenues	—	69.2	33.2	58.3	—	160.7

Operating expenses:
Salaries and benefits	—	14.6	12.2	10.9	—	37.7
Provision for loan losses	—	4.6	3.1	5.0	—	12.7
Occupancy	—	4.0	3.5	3.3	—	10.8
Depreciation	—	1.4	1.4	1.3	—	4.1
Other	—	11.4	6.2	17.2	—	34.8

Total operating expenses	—	36.0	26.4	37.7	—	100.1

Operating margin	—	33.2	6.8	20.6	—	60.6

Corporate and other expenses:
Corporate expenses	—	4.9	14.3	3.7	—	22.9
Intercompany charges	—	6.4	(9.1)	2.7	—	—
Other depreciation and amortization	—	0.3	0.3	0.5	—	1.1
Interest expense, net	4.1	6.6	0.6	1.5	—	12.8
Loss (gain) on extinguishment of debt	(0.2)	3.6	0.7	4.7	—	8.8
Unrealized foreign exchange (gain) loss	—	(3.9)	—	—	—	(3.9)
Loss (gain) on derivatives not designated as hedges	—	3.3	—	—	—	3.3
Loss on store closings	—	0.5	0.1	0.7	—	1.3
Other expense (income), net	—	0.5	0.2	0.7	—	1.4
Gain on sale of subsidiary	—	—	(140.0)	—	140.0	—

(Loss) income before income taxes	(3.9)	11.0	139.7	6.1	(140.0)	12.9
Income tax provision	—	2.6	1.3	2.0	—	5.9

Net (loss) income	(3.9)	8.4	138.4	4.1	(140.0)	7.0
Less: Net income attributable to non-controlling interests	—	—	(0.1)	—	—	(0.1)

Equity in net income (loss) of subsidiaries:
National Money Mart Company	8.4	—	—	—	(8.4)	—
Guarantors	138.4	—	—	—	(138.4)	—
Non-guarantors	4.1	—	—	—	(4.1)	—

Net (loss) income attributable to Dollar Financial Corp.	$147.0	$8.4	$138.5	$4.1	$(290.9)	$7.1

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Six Months ended December 31, 2009
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$73.4	$36.0	$50.8	$—	$160.2
Check cashing	—	35.5	22.0	18.8	—	76.3
Other	—	24.4	7.8	37.5	—	69.7

Total revenues	—	133.3	65.8	107.1	—	306.2

Operating expenses:
Salaries and benefits	—	28.0	25.7	20.8	—	74.5
Provision for loan losses	—	8.3	6.8	9.3	—	24.4
Occupancy	—	8.0	7.2	6.5	—	21.7
Depreciation	—	2.6	2.3	2.5	—	7.4
Other	—	20.4	11.8	29.5	—	61.7

Total operating expenses	—	67.3	53.8	68.6	—	189.7

Operating margin	—	66.0	12.0	38.5	—	116.5

Corporate and other expenses:
Corporate expenses	—	9.3	26.4	7.6	—	43.3
Intercompany charges	—	10.9	(15.6)	4.7	—	—
Other depreciation and amortization	—	0.7	0.7	0.8	—	2.2
Interest expense, net	8.1	12.1	1.1	3.2	—	24.5
Loss on extinguishment of debt	(0.2)	3.6	0.7	4.7	—	8.8
Unrealized foreign exchange (gain) loss	—	(4.1)	0.1	7.9	—	3.9

Loss on derivatives not designated as hedges	—	3.3	—	—	—	3.3
Provision for litigation settlements	—	—	1.3	—	—	1.3
Loss on store closings	—	0.7	0.3	0.6	—	1.6
Other expense (income), net	—	0.5	—	0.8	—	1.3
Gain on sale of subsidiary	—	—	(140.0)	—	140.0	—

(Loss) income before income taxes	(7.9)	29.0	137.0	8.2	(140.0)	26.3

Income tax (benefit) provision	(0.3)	8.4	2.7	3.1	—	13.9

Net (loss) income	(7.6)	20.6	134.3	5.1	(140.0)	12.4

Equity in net income of subsidiaries
National Money Mart Company	20.6	—	—	—	(20.6)	—
Guarantors	134.3	—	—	—	(134.3)	—
Non-guarantors	5.1	—	—	—	(5.1)	—

Net (loss) income attributable to Dollar Financial Corp.	$152.4	$20.6	$134.3	$5.1	$(300.0)	$12.4

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Six Months Ended December 31, 2009
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$152.4	$20.6	$134.3	$5.1	$(300.0)	$12.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(160.0)	—	—	—	160.0	—
Depreciation and amortization	0.4	4.0	3.3	3.5	—	11.2
Loss (gain) on extinguishment of debt	(0.2)	3.6	0.7	4.7		8.8
Change in fair value of derivatives not designated as hedges	—	2.9	—	—		2.9
Provision for loan losses	—	8.4	6.8	9.2	—	24.4
Non-cash stock compensation	3.5	—	—	—	—	3.5
Losses on disposal of fixed assets	—	0.1	0.1	—	—	0.2
Unrealized foreign exchange (gain) loss	—	(4.0)	—	7.7	—	3.7
Deferred tax provision (benefit)	—	(1.0)	2.3	(4.4)	—	(3.1)
Accretion of debt discount and deferred issuance costs	4.8	0.1	—	0.8	—	5.7
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	—	(15.9)	(8.0)	(18.7)	—	(42.6)
(Increase) decrease in prepaid expenses and other	—	7.8	(4.8)	7.1	(10.7)	(0.6)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.6	7.6	(3.9)	(6.9)	10.7	8.1

Net cash provided by (used in) operating activities	1.5	34.2	130.8	8.1	(140.0)	34.6
Cash flows from investing activities:
Acquisitions, net cash acquired	—	—	5.0	(128.5)	—	(123.5)
Additions to property and equipment	—	(3.5)	(1.3)	(6.9)	—	(11.7)
Net (increase) decrease in due from affiliates	(0.1)	(235.4)	(122.9)	218.4	140.0	—

Net cash provided by (used in) investing activities	(0.1)	(238.9)	(119.2)	83.0	140.0	(135.2)

Cash flows from financing activities:
Proceeds from sale of 10.375% Senior Notes due 2016	—	596.4	—	—	—	596.4
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Repayment of term loan notes	—	(272.6)	—	(78.5)	—	(351.1)
Other debt payments	—	—	—	(6.9)	—	(6.9)
Payment of debt issuance and other costs	(1.5)	(13.3)	(4.1)	(0.2)	—	(19.1)

Net cash provided by (used in) financing activities	(1.4)	310.5	(4.1)	(85.6)	—	219.4
Effect of exchange rate changes on cash and cash equivalents	—	17.9	—	(0.9)	—	17.0

Net increase (decrease) in cash and cash equivalents	—	123.7	7.5	4.6	—	135.8
Cash and cash equivalents balance-beginning of period	0.1	138.4	30.3	40.8	—	209.6

Cash and cash equivalents balance-end of period	$0.1	$262.1	$37.8	$45.4	$—	$345.4

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheets
December 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$1.1	$103.8	$26.2	$39.3	$—	$170.4
Consumer loans, net	—	34.4	22.9	64.7	—	122.0
Pawn loans, net	—	0.1	—	113.3	—	113.4
Loans in default, net	—	8.8	0.3	2.9	—	12.0
Other receivables	0.4	21.6	5.3	8.7	—	36.0
Prepaid expenses and other current assets	—	5.5	6.7	19.5	—	31.7

Total current assets	1.5	174.2	61.4	248.4	—	485.5
Deferred tax asset, net of valuation allowance	—	18.2	—	1.0	—	19.2
Intercompany receivables	258.8	119.2	—	—	(378.0)	—
Property and equipment, net	—	29.9	15.0	36.6	—	81.5
Goodwill and other intangibles	—	212.0	316.5	188.3	—	716.8
Debt issuance costs, net	1.3	14.5	2.2	0.1	—	18.1
Investment in subsidiaries	119.6	293.1	8.4	—	(421.1)	—
Other	—	0.6	17.8	0.2	—	18.6

Total Assets	$381.2	$861.7	$421.3	$474.6	$(799.1)	$1,339.7

Current Liabilities
Accounts payable	$0.8	$10.9	$12.9	$8.1	$—	$32.7
Income taxes payable	—	—	(0.5)	7.3	—	6.8
Accrued expenses and other liabilities	0.8	36.2	20.6	33.2	—	90.8
Debt due within one year	—	—	—	7.8	—	7.8

Total current liabilities	1.6	47.1	33.0	56.4	—	138.1
Fair value of derivatives	—	66.6	—	0.2	—	66.8
Long-term deferred tax liability	—	7.1	20.0	2.1	—	29.2
Long-term debt	127.3	596.8	—	63.1	—	787.2
Intercompany payables	—	—	233.9	144.1	(378.0)	—
Other non-current liabilities	—	34.7	14.8	17.0	—	66.5

Total liabilities	128.9	752.3	301.7	282.9	(378.0)	1,087.8

Total Dollar Financial Corp. stockholders’ equity	252.3	109.4	119.6	192.1	(421.1)	252.3
Non-controlling interest	—	—	—	(0.4)	—	(0.4)

Total stockholders’ equity	252.3	109.4	119.6	191.7	(421.1)	251.9

Total Liabilities and Stockholders’ Equity	$381.2	$861.7	$421.3	$474.6	$(799.1)	$1,339.7

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended December 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$43.0	$16.7	$39.6	$—	$99.3
Check cashing	—	19.1	9.5	8.2	—	36.8
Other	—	15.6	10.2	20.6	—	46.4

Total revenues	—	77.7	36.4	68.4	—	182.5

Operating expenses:
Salaries and benefits	—	15.7	12.7	14.4	—	42.8
Provision for loan losses	—	4.8	2.1	9.6	—	16.5
Occupancy	—	4.4	3.4	4.2	—	12.0
Depreciation	—	1.4	0.7	1.8	—	3.9
Other	—	13.3	6.7	17.4	—	37.4

Total operating expenses	—	39.6	25.6	47.4	—	112.6

Operating margin	—	38.1	10.8	21.0	—	69.9

Corporate and other expenses:
Corporate expenses	—	5.4	13.9	4.6	—	23.9
Intercompany charges	—	3.9	(7.5)	3.6	—	—
Other depreciation and amortization	—	0.4	1.9	0.5	—	2.8
Interest expense, net	3.4	17.8	0.3	0.4	—	21.9
Unrealized foreign exchange loss (gain)	—	(18.9)	1.1	—	—	(17.8)

Loss on derivatives not designated as hedges	—	10.8	—	—	—	10.8
Provision for litigation settlements	—	(4.1)	—	—	—	(4.1)
Loss on store closings	—	0.1	—	—	—	0.1
Other expense (income), net	—	(0.4)	(0.7)	3.1	—	2.0

(Loss) income before income taxes	(3.4)	23.1	1.8	8.8	—	30.3
Income tax provision	—	6.4	0.7	3.4	—	10.5

Net (loss) income	(3.4)	16.7	1.1	5.4	—	19.8

Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	16.7	—	—	—	(16.7)	—
Guarantors	1.1	—	—	—	(1.1)	—
Non-guarantors	5.6	—	—	—	(5.6)	—

Net income (loss) attributable to Dollar Financial Corp.	$20.0	$16.7	$1.1	$5.6	$(23.4)	$20.0

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Six Months ended December 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$84.4	$32.4	$74.5	$—	$191.3
Check cashing	—	36.8	19.2	16.0	—	72.0
Other	—	30.5	21.2	41.7	—	93.4

Total revenues	—	151.7	72.8	132.2	—	356.7

Operating expenses:
Salaries and benefits	—	30.9	25.6	27.0	—	83.5
Provision for loan losses	—	9.0	4.2	17.2	—	30.4
Occupancy	—	8.8	6.6	8.2	—	23.6
Depreciation	—	2.8	1.5	3.2	—	7.5
Other	—	25.1	13.1	35.2	—	73.4

Total operating expenses	—	76.6	51.0	90.8	—	218.4

Operating margin	—	75.1	21.8	41.4	—	138.3

Corporate and other expenses:
Corporate expenses	—	11.5	28.8	9.1	—	49.4
Intercompany charges	—	10.4	(17.3)	6.9	—	—
Other depreciation and amortization	—	0.7	3.9	0.9	—	5.5
Interest expense, net	6.7	35.5	0.6	0.7	—	43.5
Unrealized foreign exchange loss (gain)	—	(34.2)	1.8	—	—	(32.4)

Loss on derivatives not designated as hedges	—	24.6	—	—	—	24.6
Provision for litigation settlements	—	(4.0)	0.1	—	—	(3.9)
Loss on store closings	—	0.2	0.3	—	—	0.5
Other expense (income), net	—	(0.3)	(0.2)	3.1	—	2.6

(Loss) income before income taxes	(6.7)	30.7	3.8	20.7	—	48.5
Income tax provision	—	7.9	1.3	7.4	—	16.6

Net (loss) income	(6.7)	22.8	2.5	13.3	—	31.9

Less: Net loss attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	22.8	—	—	—	(22.8)	—
Guarantors	2.5	—	—	—	(2.5)	—
Non-guarantors	13.7	—	—	—	(13.7)	—

Net income (loss) attributable to Dollar Financial Corp.	$32.3	$22.8	$2.5	$13.7	$(39.0)	$32.3

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Six Months Ended December 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$32.3	$22.8	$2.5	$13.3	$(39.0)	$31.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(39.0)	—	—	—	39.0	—
Depreciation and amortization	0.6	4.8	5.4	4.1	—	14.9
Change in fair value of derivative not designated as a hedge	—	15.6	—	—	—	15.6
Provision for loan losses	—	9.0	4.2	17.2	—	30.4
Non-cash stock compensation	3.2	—	—	—	—	3.2
Losses on disposal of fixed assets	—	—	0.4	—	—	0.4
Unrealized foreign exchange (gain) loss	—	(34.2)	1.8	—	—	(32.4)
Deferred tax provision	—	5.1	2.7	0.4	—	8.2
Accretion of debt discount and deferred issuance costs	4.3	3.2	—	—	—	7.5
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	—	(19.7)	(5.4)	(37.0)	—	(62.1)
Increase in prepaid expenses and other	—	—	(3.6)	(0.5)	—	(4.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3.3	(33.4)	(12.9)	(12.9)	—	(55.9)

Net cash provided by (used in) operating activities	4.7	(26.8)	(4.9)	(15.4)	—	(42.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.3)	—	(55.8)	—	(75.1)
Additions to property and equipment	—	(3.7)	(2.9)	(11.5)	—	(18.1)
Net (increase) decrease in due from affiliates	(9.0)	(77.5)	15.7	70.8	—	—

Net cash (used in) provided by investing activities	(9.0)	(100.5)	12.8	3.5	—	(93.2)

Cash flows from financing activities:
Proceeds from the exercise of stock options	0.2	—	—	—	—	0.2
Payment of debt issuance and other costs	(0.2)	(0.1)	—	—	—	(0.3)

Net cash used in financing activities	—	(0.1)	—	—	—	(0.1)

Effect of exchange rate changes on cash and cash equivalents	—	12.6	—	2.2	—	14.8

Net (decrease) increase in cash and cash equivalents	(4.3)	(114.8)	7.9	(9.7)	—	(120.9)

Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$1.1	$103.8	$26.2	$39.3	$—	$170.4

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Pending Acquisitions
     On December 31, 2010, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., entered into an agreement to acquire Purpose U.K. Holdings Limited, the parent company of Month End Money (MEM), a leading provider of online short-term loans in the United Kingdom. MEM operates under the brand name Payday UK, providing loans through both internet and telephony-based technologies throughout the United Kingdom. The completion of the acquisition, which is contingent upon several closing conditions, including the review and approval of the transaction by the Office of Fair Trading and the receipt of any necessary financing by the Company to fund a portion of the purchase, is expected to take approximately 90 days. The anticipated purchase price of the acquisition is $195.0 million as adjusted to reflect the working capital of the acquired business as of the closing date.
     On August 25, 2010, the Company entered into an agreement to acquire Folkia AS (“Folkia”). The completion of the acquisition is contingent upon customary closing conditions. On December 31, 2010, the Company announced that it had informed the sellers’ representative that the conditions precedent to closing have not been satisfied, and at this time, the Company cannot provide any assurances that the Folkia transaction will be completed.

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
     Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q, (i) the terms “fiscal year” and “fiscal” refer to the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the lawful currency of Canada, (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland, (v) references to “SEK” refer to the Swedish Krona, the lawful currency of Sweden and (vi) references to “EUR” refer to the Euro, the lawful currency of the European Union.
Executive Summary
Overview
     We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers. Through our retail storefront locations as well as by other means, such as via the Internet, we provide a range of consumer financial products and services in seven countries: Canada, the United Kingdom, the United States, the Republic of Ireland, Poland, and as a result of our acquisition of Sefina Finance AB on December 31, 2010, Sweden and Finland. Our customers for reasons of convenience and accessibility typically purchase some or all of their financial services from us rather than from banks and other financial institutions. We believe that our networks of retail locations in Canada and the United Kingdom are the largest of their kind in each of those countries, and that we operate the second-largest network of its kind in the United States. At December 31, 2010, our global retail operations consisted of 1,226 locations, of which 1,126 are company-owned financial services stores, conducting business primarily under the names Money Mart®, The Money Shop®, Loan Mart®, Insta-Cheques®, MCE®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Optima® and MoneyNow® in Canada, the United Kingdom, the United States, the Republic of Ireland, Sweden, Finland and Poland. Through our branded Military Installment Loan and Education Services, or MILES®, program offered by our Dealers’ Financial Services, LLC subsidiary which we acquired in December 2009, we also provide fee based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank.
     Historically, we have derived our revenues primarily from providing consumer lending, check cashing services and other consumer financial products and services, including money orders, money transfers, electronic tax filing, branded debit cards, foreign currency exchange, pawn lending, gold buying and bill payment. For our consumer loans, including pawn lending, we receive interest and fees on the loans. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer.

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
     As we continue to diversify our organization, we expect the contributions to our revenue and profitability from fee-based financial processing and origination services to increase. During the first half of fiscal 2011, nearly 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as check cashing, money transfers, gold purchasing, foreign exchange, secured pawn lending and fee-based income generated from the MILES program.
     Prior to our acquisition of Sefina Finance AB (Sefina), we managed our business as five operating segments — our financial services offerings in each of Canada, the United Kingdom, the United States, and Poland, as well as our Dealers’ Financial Services, LLC subsidiary (DFS), which we operate independently of our other businesses. As a result of our acquisition of Sefina, we have realigned our operating segments into five reportable segments: Canada, United States Retail, DFS, Europe (including our United Kingdom and Sefina operations) and Other (including our Poland operations and corporate headquarters expenses that have not been charged out to our other reportable segments).
     During our fiscal 2010, we entered into settlement agreements in connection with class action litigation commenced against us in the Canadian provinces of Ontario, British Columbia, Nova Scotia, New Brunswick and Newfoundland, in each case related to alleged violations of Canadian laws regarding usury. Purported class actions against us in the provinces of Alberta and Manitoba are still ongoing. As of December 31, 2010, we have included approximately CAD 52.9 million (of which CAD 34.1 million is expected to relate to vouchers issued to class members that will not result in any cash outlay from us) in accrued liabilities related to the settled actions. As a result of these settlements, and the advent of provincial regulation in Canada over the short term consumer loan industry, we intend to leverage our multi-product store platform and position as a low cost provider in the market by offering products and services at prices below many of our Canadian competitors and to enhance our current share of the Canadian market.
     Since April 2009, we have acquired nine businesses with an aggregate purchase price of approximately $272 million. This includes our December 2009 purchase of DFS, for which we paid a purchase price of approximately $123 million, and the recent acquisition of Sefina, with a purchase price of approximately $91.2 million, including contingent consideration. During fiscal 2011, we completed the acquisitions of two of our Canadian franchisees with 19 stores for an aggregate purchase price of $20.5 million. We also completed the acquisition of one U.K. store during the current period for a nominal amount.
Recent Events
     At our Annual Meeting of Stockholders on November 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 55,500,000 to 100,000,000.
     On December 31, 2010, we consummated the acquisition of Sefina Finance AB, a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through its 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $91.2 million, of which approximately $59.1 million was cash paid at closing. Additionally, approximately $14.9 million of additional cash is payable in equal installments on each of March 31, 2011, June 30, 2011 and September 30, 2011. Furthermore, we are obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive 12 month periods following the closing of the acquisition estimated to be approximately $17.2 million.
     On December 31, 2010, we also entered into an agreement to acquire Purpose U.K. Holdings Limited, the parent company of Month End Money (MEM), a leading provider of online short-term loans in the United Kingdom. MEM, which was established in 2003, operates under the brand name Payday UK and is a market leader in the region, providing loans through both Internet and telephony-based technologies throughout the United Kingdom. The completion of the acquisition, which is contingent upon several closing conditions, including the review and approval of the transaction by the Office of Fair Trading and the receipt of any necessary financing by us to fund a portion of the purchase, is expected to take approximately 90 days. The anticipated purchase price of the acquisition is $195.0 million as adjusted to reflect the working capital of the acquired business and its subsidiaries as of the closing date.

     On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented in this report were retroactively adjusted for the common stock split.
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
     Management believes there have been no significant changes during the six months ended December 31, 2010, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations
The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2010		2009		2010
	(Dollars in thousands, except per share amounts)
Total revenues:
Consumer lending	$82,746	51.5%	$99,299	54.4%	$160,188	52.3%	$191,297	53.6%
Check cashing	38,537	24.0%	36,779	20.2%	76,339	24.9%	72,043	20.2%
Money transfer fees	7,091	4.4%	7,890	4.3%	13,914	4.5%	15,136	4.2%
Pawn service fees and sales	4,655	2.9%	7,253	4.0%	8,488	2.8%	13,514	3.8%
Gold sales	13,237	8.2%	11,263	6.2%	19,012	6.2%	22,378	6.3%
Other	14,403	9.0%	19,999	11.0%	28,256	9.3%	42,333	12.0%

Total consolidated revenues	160,669	100.0%	182,483	100.0%	306,197	100.0%	356,701	100.0%

Operating expenses:
Salaries and benefits	37,723	23.5%	42,837	23.5%	74,459	24.3%	83,487	23.4%
Provision for loan losses	12,662	7.9%	16,471	9.0%	24,358	8.0%	30,437	8.5%
Occupancy	10,838	6.7%	12,044	6.6%	21,685	7.1%	23,611	6.6%
Cost of goods sold	9,246	5.8%	7,179	3.9%	13,409	4.4%	14,876	4.2%
Depreciation	4,071	2.5%	3,926	2.2%	7,445	2.4%	7,527	2.1%
Other	25,519	16.0%	30,095	16.5%	48,335	15.8%	58,506	16.4%

Total operating expenses	100,059	62.3%	112,552	61.7%	189,691	62.0%	218,444	61.2%

Operating margin	60,610	37.7%	69,931	38.3%	116,506	38.0%	138,257	38.8%

Corporate expenses	22,949	14.3%	23,938	13.1%	43,300	14.1%	49,364	13.8%
Other depreciation and amortization	1,110	0.7%	2,815	1.5%	2,162	0.7%	5,514	1.5%
Interest expense, net	12,842	8.0%	21,929	12.0%	24,466	8.0%	43,503	12.2%
Loss (gain) on extinguishment of debt	8,813	5.5%	—	—%	8,813	2.9%	—	—%
Unrealized foreign exchange (gain) loss	(3,915)	(2.4)%	(17,798)	(9.8)%	3,912	1.3%	(32,409)	(9.1)%
Loss (gain) on derivatives not designated as hedges	3,285	2.0%	10,800	5.9%	3,275	1.1%	24,620	6.9%
(Proceeds from) provision for litigation settlements	—	—%	(4,129)	(2.3)%	1,267	0.4%	(3,932)	(1.1)%
Loss on store closings	1,332	0.8%	119	0.1%	1,650	0.5%	467	0.1%
Other expense, net	1,254	0.8%	1,980	1.2%	1,424	0.4%	2,681	0.9%

Income before income taxes	12,940	8.0%	30,277	16.6%	26,237	8.6%	48,449	13.6%
Income tax provision	5,904	3.7%	10,484	5.7%	13,870	4.5%	16,589	4.7%

Net income	7,036	4.3%	19,793	10.9%	12,367	4.1%	31,860	8.9%
Less: Net loss attributable to non-controlling interests	(94)	(0.1)%	(243)	(0.1)%	(36)	—%	(400)	(0.1)%

Net income attributable to Dollar Financial Corp.	$7,130	4.4%	$20,036	11.0%	$12,403	4.1%	$32,260	9.0%

Net income per share attributable to Dollar Financial Corp.:
Basic	$0.20		$0.55		$0.34		$0.89
Diluted	$0.19		$0.53		$0.34		$0.86
Constant Currency Analysis
     We maintain operations primarily in Canada, United Kingdom and the United States. The results for the three and six months ended December 31, 2010 do not include Sefina, which was acquired on December 31, 2010. Approximately 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended December 31, 2010, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9875 and 1.5807, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended December 31, 2010 were 0.9469 and 1.6342, respectively. For the six months ended December 31, 2010, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9749 and 1.5659, respectively. For constant currency reporting purposes, the average exchange rates used to translate the

Canadian and United Kingdom’s results for the six months ended December 31, 2010 were 0.9290 and 1.6371, respectively. All conversion rates are based on the U.S. Dollar equivalent to one Canadian Dollar and one Great British Pound.
     We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the United States; therefore, we do not incur significant economic gains or losses on foreign currency transactions with our subsidiaries. To the extent funds are transmitted between countries, we may be subject to realized foreign exchange gains or losses. To the extent liabilities are paid or assets are received in a currency other than the local currency, we would incur realized transactional foreign exchange gains or losses. Cash accounts are maintained in Canada and Europe in local currency, and as a result, there is little, if any diminution in value from the changes in currency rates. Therefore, cash balances are available on a local currency basis to fund the daily operations of the Canada and European business units.
Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009
Revenues
     Total revenues for the three months ended December 31, 2010 increased by $21.8 million, or 13.6%, as compared to the three months ended December 31, 2009. The impact of foreign currency accounted for $0.8 million of the revenue increase with an additional increase of $13.9 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $7.1 million, or 4.4%. The increase was primarily the result of a $5.6 million and $4.1 million increase in revenues in Canada and Europe, respectively, primarily related to consumer lending, partially offset by a $2.3 million decrease in United States Retail revenues primarily related to the closure of 31 under-performing store locations since the second quarter of fiscal 2010.
     Consolidated fees from consumer lending were $99.3 million for the three months ended December 31, 2010 compared to $82.7 million for the year earlier period, an increase of $16.6 million or 20.0%. The impact of foreign currency fluctuations accounted for an increase of approximately $0.4 million and the impact of new stores and acquisitions was an increase of $2.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $14.0 million. United States Retail consumer lending revenues were down approximately $1.5 million while consumer lending revenues in Canada and Europe were up by $2.5 million and $12.3 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues in the “Other” segment, which is almost entirely comprised of the results from our Polish lending operations, for the three months ended December 31, 2010 were approximately $2.4 million, compared to revenues of $1.8 million for the three months ended December 31, 2009.
     Consolidated check cashing revenue decreased $1.8 million, or 4.6%, for the three months ended December 31, 2010 compared to the prior year period. There was an increase of approximately $0.5 million related to foreign exchange rates and increases from new stores and acquisitions of $1.0 million. The remaining check cashing revenues were down $3.3 million, or 8.4%, for the three months ended December 31, 2010, primarily attributable to our United States Retail business segment which decreased by 14.9%, again heavily influenced by the closure of stores since the second quarter of fiscal 2010. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 1.7% and check cashing revenues in Europe were down 13.9% for the three months ended December 31, 2010 as compared to the prior year, reflecting the effects of the continuing global economic downturn. Further, studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business. On a consolidated constant currency basis, the face amount of the average check cashed increased by 0.6% to $494 for the three months ended December 31, 2010 compared to $491 for the prior year period, while the average fee per check cashed increased by 0.9% to $19.04. There was also a decline of 6.7% in the number of checks cashed for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, down from 2.0 million in the prior year period to 1.9 million in the current year.
     Pawn service fees were $7.3 million for the three months ended December 31, 2010, representing an increase of $2.6 million, or 55.8%, compared to the prior year period. The impact of foreign currency fluctuations accounted for a nominal decrease of $0.2 million and increases of approximately $1.8 million related to the impact from new stores and acquisitions. The remaining increase of $1.0 million, or 21.8%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.
     For the three months ended December 31, 2010, money transfer fees, gold sales and all other revenues increased by $4.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $4.6 million, or 13.3%, for the three months ended December 31, 2010 as compared to the prior year period. The decrease was primarily due to lower gold sales in Europe, partially offset by the success of the debit card business in the United States and Canada, as well as increased gold sales in Canada.
Operating Expenses
     Operating expenses were $112.6 million for the three months ended December 31, 2010 compared to $100.1 million for the three months ended December 31, 2009, an increase of $12.5 million or 12.5%. On a constant currency basis, operating expenses were the same as the actual reported number. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $9.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $3.2 million as compared to the prior year. For the three months ended December 31, 2010, total operating expenses decreased to 61.7% of total revenue as compared to 62.3% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.5%.
     The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 16.6% for the three months ended December 31, 2010 compared to 15.3% for the three months ended December 31, 2009. This increase was primarily due to a stronger mix of internet based loans relative to our traditional storefront loans. We believe that the consolidated loan loss provision rates continue to run below historical rates as a result of our continued conservative approach to extending consumer credit in the midst of the weakened economy, as well as the benefit from the implementation of proprietary credit scoring models for our large array of global loan products.
     Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Canada and Europe increased by $1.4 million and $4.0 million, respectively, and decreased by $3.3 million in United States Retail. The increase in operating expenses for Canada primarily reflects the growth of the gold purchase product business, while the increase in Europe reflects increased salary and benefits costs, increased advertising costs and an increase in the provision for loan losses reflecting the growth in internet consumer lending, partially offset by a decrease in costs related to the purchased gold product. The decrease in United States Retail was primarily a result of the closure of 31 store locations since the second quarter of fiscal 2010.
Corporate Expenses
     Corporate expenses were $23.9 million for the three months ended December 31, 2010 compared to $22.9 million for the three months ended December 31, 2009, or an increase of $1.0 million. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution.
Other Depreciation and Amortization
     Other depreciation and amortization was $2.8 million for the three months ended December 31, 2010 compared to $1.1 million for the three months ended December 31, 2009. The increase of $1.7 million is primarily related to DFS’ amortization of identifiable intangible assets.
Interest Expense
     Interest expense, net was $21.9 million for the three months ended December 31, 2010 compared to $12.8 million for the same period in the prior year. Interest related to our $600.0 million in principal amount of our 10.375% senior notes due 2016 accounted for $8.4 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. Included in the interest expense for the three months ended December 31, 2010 is approximately $4.8 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $3.7 million for the three months ended December 31, 2009, an increase of approximately $1.1 million. The increase came almost entirely from the expense related to the cross-currency interest rate swaps.
     Subsequent to the prepayment of our majority of the Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million non-cash interest charge for the three months ended December 31, 2010 as compared to a charge of approximately $0.4 million for the three months ended December 31, 2009. Because the senior notes were issued by our Canadian subsidiary, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain/Loss
     Unrealized foreign exchange gain of $17.8 and $3.9 million for the three months ended December 31, 2010 and 2009, respectively, is due primarily to the unrealized foreign exchange gains associated with our $600 million in senior notes. This debt was issued by our indirectly wholly-owned Canadian subsidiary and is denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to the 2006 Credit Agreement, as amended, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”.
Loss on derivatives not designated as hedges
     Loss on derivatives not designated as hedges was $10.8 and $3.3 million for the three months ended December 31, 2010 and 2009, respectively, related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy term loans. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.
(Proceeds from) Provision for Litigation Settlements
     Proceeds from litigation settlements during the three months ended December 31, 2010 was $4.1 million and related to cash received from certain Canadian franchisees for their portion of settlement costs for the Canadian class actions.
Loss on Store Closings
     During the three months ended December 31, 2009, we recorded additional expense related to stores closed during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjusted assumptions related to sub-lease potential of some of the locations. We also incurred additional expenses of $0.2 million for stores closed during the three months ended December 31, 2009 and approximately $0.6 million of expense in relation to the buy-out of certain franchisees during that quarter.
Other (Income) Expense
     During the three months ended December 31, 2010, we recorded other expenses of approximately $2.0 million, due to acquisition-related activities of $2.7 million, offset by other income items of $0.7 million.
     During the three months ended December 31, 2009, we recorded other expenses of approximately $1.4 million. The primary elements of these expenses were $0.6 million in costs associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe and approximately $0.7 million in expenses related to acquisition-related activities.
Income Tax Provision
     The provision for income taxes was $10.5 million for the three months ended December 31, 2010 compared to a provision of $5.9 million for the three months ended December 31, 2009. Our effective tax rate was 34.6% for the three months ended December 31, 2010 and was 45.6% for the three months ended December 31, 2009. The decrease in the effective tax rate for the three months ended December 31, 2010 as compared to the prior year was primarily a result of the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2010 we maintained deferred tax assets of $118.5 million which is offset by a valuation allowance of $86.5 million, representing a decrease of $5.1 million in the net deferred tax asset during the three months ended December 31, 2010. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
     Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at September 30, 2010	$122.9	$85.8	$37.1
Foreign increase/(decrease)	(4.4)	0.7	(5.1)

Balance at December 31, 2010	$118.5	$86.5	$32.0

     The $118.5 million in deferred tax assets consists of $43.8 million related to net operating losses and other temporary differences, $54.4 million related to foreign tax credits and $20.3 million in foreign deferred tax assets. At December 31, 2010, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.8 million, which reflects no change during the period. The net operating loss carry forward at December 31, 2010 and June 30, 2010 was $68.3 million. Our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $54.4 million. Additionally, we maintain foreign deferred tax assets in the amount of $20.3 million which is offset by a valuation allowance of $1.1 million related to the Canadian cross-currency interest rate swaps.
     Effective July 1, 2009 we adopted ASC 470-20. The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% senior convertible notes, which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the discount on the convertible notes accretes to zero over the expected life of the notes. The deferred tax liability associated with the convertible notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the convertible notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At December 31, 2010, the deferred tax liability associated with the convertible notes was $13.1 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against our deferred tax asset.
     At June 30, 2010, we had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate; the balance at December 31, 2010 was $12.7 million.
     The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, we had approximately $1.4 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended December 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Six Months Ended December 31, 2010 compared to Six Months Ended December 31, 2009
Revenues
     Total revenues for the six months ended December 31, 2010 increased by $50.5 million, or 16.5%, as compared to the six months ended December 31, 2009. The impact of foreign currency accounted for $1.2 million of the increase and the impact of new stores and acquisitions contributed $28.0 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $21.3 million, or 6.9%. The increase was primarily the result of a $16.2 million and $9.8 million increase in revenues in Europe and Canada, respectively, primarily related to consumer lending, partially offset by a $5.0 million decrease in revenues in United States Retail primarily related to the closure of 33 under-performing store locations since the first quarter of fiscal 2010.
     Consolidated fees from consumer lending were $191.3 million for the six months ended December 31, 2010 compared to $160.2 million for the year earlier period, an increase of $31.1 million, or 19.4%. The impact of foreign currency fluctuations accounted for an increase of approximately $0.7 million and the impact of new stores and acquisitions represented an increase of $3.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $27.0 million. United States Retail consumer lending revenues were down approximately $3.7 million while consumer lending revenues in Canada and Europe were up by $6.5 million and $22.8 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues in the “Other” segment, which is almost entirely comprised of the results from our Polish lending operations, for the six months ended December 31, 2010 were approximately $4.4 million, compared to revenues of $3.1 million for the six months ended December 31, 2009.
     Consolidated check cashing revenue decreased by $4.3 million, or 5.6%, for the six months ended December 31, 2010 compared to the prior year period. There was an increase of approximately $1.0 million related to foreign exchange rates and increases from new stores and acquisitions of $1.5 million. The remaining check cashing revenues were down $6.8 million, or 8.9%, for the six months ended December 31, 2010. Check cashing revenues from our United States Retail business segment decreased by 12.7%, again significantly influenced by the closure of stores since the first quarter of fiscal 2010. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 2.5% and check cashing revenues in Europe were down 16.5% for the six months ended December 31, 2010 as compared to the prior year, due to the factors mentioned for the three months ended December 31, 2010. On a consolidated constant currency basis, the face amount of the average check cashed increased by 0.6% to $491 for the six months ended December 31, 2010 compared to $488 for the prior year period, while the average fee per check cashed increased by 1.1% to $18.95. There was also a decline of 8.0% in the number of checks cashed for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, down from 4.1 million in the prior year to 3.7 million in the current year.
     Pawn service fees were $13.5 million for the six months ended December 31, 2010, representing an increase of $5.0 million, or 59.2%, compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal decrease of $0.6 million and increases of approximately $3.4 million related to the impact from new stores and acquisitions. The remaining increase of $2.2 million or 25.9% is primarily due to management’s increased emphasis on promoting and growing the pawn business.
     For the six months ended December 31, 2010, money transfer fees, gold sales and all other revenues increased by $18.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $1.1 million, or 1.9%, for the six months ended December 31, 2010 as compared to the prior year. The decrease was primarily due to lower gold sales in Europe, partially offset by the success of our debit card businesses in the United States and Canada, as well as increased gold sales in Canada.
Operating Expenses
     Operating expenses were $218.4 million for the six months ended December 31, 2010 compared to $189.7 million for the six months ended December 31, 2009, an increase of $28.7 million or 15.2%. The impact of foreign currency accounted for a decrease of $0.4 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $18.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $10.8 million as compared to the prior year. For the six months ended December 31, 2010, total operating expenses decreased to 61.2% of total revenue as compared to 62.0% of total revenue in the prior year period. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.3%.
     The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 15.9% for the six months ended December 31, 2010 compared to 15.2% for the six months ended December 31, 2009. This increase was primarily due to a stronger mix of internet based loans.
     Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses increased in Canada and Europe by $5.1 million and $12.0 million, respectively, and decreased in United States Retail by $7.8 million. The increase in operating expenses for Canada reflects the growth of the purchased gold product business, while the increase in Europe reflects increased salary and benefits costs, increased advertising costs and an increase in the provision for loan losses reflecting the growth in internet consumer lending, partially offset by a decrease in costs related to the purchased gold product. The decrease in United States Retail was primarily a result of the closure of 33 store locations since the first quarter of fiscal 2010.
Corporate Expenses
     Corporate expenses were $49.4 million for the six months ended December 31, 2010 compared to $43.3 million for the six months ended December 31, 2009, representing an increase of $6.1 million, or 14.1%. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition and business development strategies and execution.
Other Depreciation and Amortization
     Other depreciation and amortization was $5.5 million for the six months ended December 31, 2010 compared to $2.2 million for the six months ended December 31, 2009. The increase of $3.3 million is primarily related to DFS’ amortization of identifiable intangible assets.
Interest Expense
     Interest expense, net was $43.5 million for the six months ended December 31, 2010 compared to $24.5 million for the same period in the prior year. Interest related to the $600.0 million in principal amount of our 10.375% senior notes due 2016 accounted for $17.7 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. Included in the interest expense for the six months ended December 31, 2010 is approximately $9.3 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $7.2 million for the six months ended December 31, 2009, an increase of approximately $2.1 million. This increase came almost entirely from the expense related to the cross-currency interest rate swaps.
     Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $3.2 million non-cash interest charge for the six months ended December 31, 2010 as compared to a charge of approximately $0.9 million for the six months ended December 31, 2009. Because the senior notes were issued by our Canadian subsidiary, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain/Loss
     Unrealized foreign exchange gain of $32.4 million for the six months ended December 31, 2010 is due to the unrealized foreign exchange gains associated with our senior notes and unrealized foreign exchange losses on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to the 2006 Credit Agreement, as amended, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange loss for the six months ended December 31, 2009 was $3.9 million. Unrealized foreign exchange losses of $7.6 million related to our U.K. term loans and intercompany balances was partially offset by an unrealized foreign exchange gain of $3.7 million associated with our $600 million senior notes.
Loss on derivatives not designated as hedges
     Loss on derivatives not designated as hedges was $24.6 million and $3.3 million for the six months ended December 31, 2010 and 2009, respectively, related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada relates to the legacy term loans. The change in fair value related to both the changes in market interest and foreign exchange rates.

(Proceeds from) Provision for Litigation Settlements
     Proceeds from litigation settlements during the six months ended December 31, 2010 was $3.9 million, primarily related to cash received from Canadian franchisees for their portion of settlement costs for the Canadian class actions. During the six months ended December 31, 2009, we recorded $1.3 million of litigation settlement provisions.
Loss on Store Closings
     During the six months ended December 31, 2010, we incurred expenses of approximately $0.5 million for current period store closures.
     During the six months ended December 31, 2009, we recorded additional expense related to stores closed during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjustment assumptions related to sub-lease potential of some of the locations. We also incurred additional expenses of $0.5 million for stores closed during the six months ended December 31, 2009 and approximately $0.7 million of expense in relation to the buy-out of certain franchisees during the period.
Other (Income) Expense
     During the six months ended December 31, 2010, we recorded other expenses of approximately $2.7 million, due to acquisition-related activities of $3.6 million, offset by other income items of $0.9 million.
     During the six months ended December 31, 2009, we recorded other expenses of approximately $1.4 million. The primary elements of these expenses were $1.0 million in costs associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe and approximately $1.0 million in expenses related to acquisition-related activities and other income of approximately $0.6 million.
Income Tax Provision
     The provision for income taxes was $16.6 million for the six months ended December 31, 2010 compared to a provision of $13.9 million for the six months ended December 31, 2009. Our effective tax rate was 34.2% for the six months ended December 31, 2010 and was 52.9% for the six months ended December 31, 2009. The decrease in the effective tax rate for the six months ended December 31, 2010 as compared to the prior year was primarily a result of the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At December 31, 2010 we maintained deferred tax assets of $118.5 million which is offset by a valuation allowance of $86.5 million, which represents a decrease of $5.8 million in the net deferred tax asset during the six months ended December 31, 2010. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.
     Change in Deferred Tax Assets and Valuation Allowances (in millions):

			Net
	Deferred	Valuation	Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
Foreign increase/(decrease)	(4.3)	1.5	(5.8)

Balance at December 31, 2010	$118.5	$86.5	$32.0

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, we had approximately $1.4 million of accrued interest related to uncertain tax positions which represents a $0.5 million increase during the six months ended December 31, 2010. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Review of Reportable Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

			%			%
	Three Months Ended		Inc/Dec -	Six Months Ended		Inc/Dec -
	December 31,		Margin	December 31,		Margin
	2009	2010	Change	2009	2010	Change
	(Dollars in thousands)
United States Retail revenues:
Consumer lending	$18,180	$16,680	-8.3%	$36,038	$32,366	-10.2%
Check Cashing	11,132	9,472	-14.9%	22,039	19,231	-12.7%
Money transfer fees	1,220	1,126	-7.7%	2,495	2,256	-9.6%
Gold sales	109	560	413.8%	140	1,015	625.0%
Other	2,527	3,012	19.2%	5,110	5,943	16.3%

Total United States Retail revenues	$33,168	$30,850	-7.0%	$65,822	$60,811	-7.6%
Operating margin	20.5%	25.3%	4.8 pts.	18.3%	24.4%	6.1 pts.

Total DFS revenues (Included in Other)	$621	$5,501	785.8%	$621	$12,005	1833.2%
Operating margin	61.6%	53.7%	(7.9 pts. )	61.6%	58.1%	(3.5 pts. )

Canada revenues:
Consumer lending	$38,126	$43,031	12.9%	$73,342	$84,461	15.2%
Check Cashing	18,150	19,076	5.1%	35,489	36,830	3.8%
Money transfer fees	4,219	4,822	14.3%	8,267	9,251	11.9%
Pawn service fees and sales	—	7	100.0%	—	9	100.0%
Gold sales	1,982	4,287	116.3%	2,607	7,703	195.5%
Other	6,710	6,548	-2.4%	13,604	13,445	-1.2%

Total Canada revenues	$69,187	$77,771	12.4%	$133,309	$151,699	13.8%
Operating margin	48.0%	49.2%	1.2 pts.	49.5%	49.5%	(0.0 pts. )

Europe revenues:
Consumer lending	$24,637	$37,219	51.1%	$47,707	$70,098	46.9%
Check Cashing	9,255	8,232	-11.1%	18,812	15,982	-15.0%
Money transfer fees	1,653	1,942	17.5%	3,152	3,629	15.1%
Pawn service fees and sales	4,655	7,245	55.6%	8,488	13,505	59.1%
Gold sales	11,146	6,366	-42.9%	16,265	13,611	-16.3%
Other	4,225	4,987	18.0%	8,359	10,951	31.0%

Total Europe revenues	$55,571	$65,991	18.8%	$102,783	$127,776	24.3%
Operating margin	36.9%	33.6%	(3.3 pts. )	37.7%	33.7%	(4.0 pts. )

Other revenues:
Consumer lending	$1,804	$2,369	31.3%	$3,102	$4,373	41.0%
Pawn service fees and sales	—	1	100.0%	—	1	100.0%
Gold sales	—	49	100.0%	—	49	100.0%
Other	318	(49)	-115.4%	560	(13)	-102.3%

Total Other revenues	$2,122	$2,370	11.7%	$3,662	$4,410	20.4%
Operating margin	-12.7%	-52.0%	(39.3 pts. )	-16.6%	-38.3%	(21.7 pts. )

Total revenue	$160,669	$182,483	13.6%	$306,197	$356,701	16.5%

Operating margin	$60,610	$69,931	15.4%	$116,506	$138,257	18.7%

Operating margin %	37.7%	38.3%	0.6 pts.	38.0%	38.8%	0.8 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended December 31,						Six Months Ended December 31,
	Revenue		Pre-Tax Income				Revenue		Pre-Tax Income
	2009	2010	2009		2010		2009	2010	2009		2010
United States Retail	20.6%	16.9%	48.6%		35.6%		21.5%	17.0%	29.5%		35.1%
DFS	0.4%	3.0%	2.2%		7.8%		0.2%	3.4%	0.8%		10.9%
Canada	43.1%	42.6%	86.2	% (1)	59.3	% (2)	43.5%	42.5%	82.9	% (4)	49.6	% (7)
Europe	34.6%	36.2%	55.6%		53.8%		33.6%	35.8%	49.8	% (5)	62.1%
Other	1.3%	1.3%	-92.6%		-56.5	% (3)	1.2%	1.3%	-63.0	% (6)	-57.7	% (8)

	100.0%	100.0%	100.0%		100.0%		100.0%	100.0%	100.0%		100.0%

(1)	Excludes $4.0 million of unrealized foreign exchange gains and $3.3 million of losses on derivatives not designated as hedges.

(2)	Excludes $18.9 million of unrealized foreign exchange gains, $4.2 million of proceeds from litigation settlements and $10.8 million of losses on derivatives not designated as hedges.

(3)	Excludes $1.1 million of unrealized foreign exchange losses.

(4)	Excludes $4.1 million of unrealized foreign exchange gains and $3.3 million of losses on derivatives not designated as hedges.

(5)	Excludes $7.9 million of unrealized foreign exchange losses.

(6)	Excludes $1.3 million of provisions for litigation settlements.

(7)	Excludes $34.1 million of unrealized foreign exchange gains, $4.1 million of proceeds from litigation settlements and $24.6 million of losses on derivatives not designated as hedges.

(8)	Excludes $1.7 million of unrealized foreign exchange losses and $0.1 million of provisions for litigation settlements.
Three Months Ended December 31, 2010 compared to Three Months Ended December 31, 2009
United States Retail
     Total United States Retail revenues were $30.9 million for the three months ended December 31, 2010 compared to $33.2 million for the three months ended December 31, 2009, a decrease of $2.3 million or 7.0%. We closed 31 under-performing store locations in the United States since the second quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $1.5 million and $1.7 million in consumer lending and check cashing revenue, respectively. The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, we have continued to take a more cautious approach to lending in all of our segments, including United States Retail. United States Retail funded loan originations decreased 5.1% or $7.1 million, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, primarily due to the closure of 31 stores in the United States since the second quarter of fiscal 2010.
     The continued economic downturn and store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 127 thousand with a corresponding decrease in face value of approximately $52.6 million. The face amount of the average check cashed by us in the United States decreased by 0.1%, and the average fee per transaction decreased from $12.59 to $12.51.
     Operating margins in United States Retail increased to 25.3% for the three months ended December 31, 2010, compared to 20.5% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs. The closure of 31 underperforming stores since the second quarter of fiscal 2010 is consistent with our United States Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown to be positive, resulting in improved year-over-year operating margins.
     United States Retail pre-tax profit was $6.8 million for the three months ended December 31, 2010 compared to $6.0 million for the prior year. The improvement was the result of $1.0 million in increased operating profits.

Dealers’ Financial Services
     We acquired Military Financial Services, LLC, and its wholly owned operating subsidiary, Dealers’ Financial Services, LLC, which we refer to as DFS on December 23, 2009. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection, or GAP insurance. DFS operates through an established network of arrangements with approximately 690 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses.
     DFS contributed $4.9 million of incremental revenue for the three months ended December 31, 2010. Revenue for the DFS business unit was unfavorably impacted during the period by the industry seasonality of automobile sales, the continued high troop deployment to Iraq and Afghanistan, and the influx of competition as a number of sub-prime lenders have aggressively re-entered the auto loan market. We further enhanced our internet and local media advertising campaign programs during the quarter intended to increase product awareness amongst the enlisted personnel at the military bases we serve.
Canada
     Total revenues in Canada were $77.8 million for the three months ended December 31, 2010, an increase of 12.4%, or $8.6 million, as compared to the three months ended December 31, 2009. The impact of foreign currency rates accounted for $3.2 million of this increase. On a constant currency basis and excluding the impact of acquisitions, revenues increased by $4.1 million. Consumer lending revenues in Canada increased by $2.5 million or 6.6% (on a constant currency basis and excluding acquisitions) for the three months ended December 31, 2010 as compared to the prior year, reflecting operations under the new post-regulatory platform and new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down $0.3 million in Canada due to decreases in the number of checks and the total value of checks cashed, down by 1.0% and 1.0%, respectively (also on a constant currency basis and excluding acquisitions). The average face amount per check increased marginally from $543.72 for the three months ended December 31, 2009 to $543.74 for the current year, while the average fee per check decreased by 0.4% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.
     Operating expenses in Canada increased $3.5 million, or 9.8%, from $36.0 million for the three months ended December 31, 2009 to $39.5 million for the three months ended December 31, 2010. The impacts of changes in foreign currency rates resulted in an increase of $1.6 million. The constant currency increase of approximately $1.4 million (excluding the impact of acquisitions) is primarily related to an increase in expenses related to our purchased gold product. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 0.7 pts from 11.9% to 11.2%. Overall Canada’s operating margin percentage increased from 48.0% for the three months ended December 31, 2009 to 49.2% for the three months ended December 31, 2010. The increase in this area is primarily the result of increased revenue and improved provision for loan loss percentage.
     Canada pre-tax income was $23.6 million for the three months ended December 31, 2010 compared to pre-tax income of $11.3 million for the prior year, an increase of $12.3 million. On a constant currency basis, pre-tax income was $22.7 million, or an increase of approximately $11.4 million. On a constant currency basis, the positive impacts of increased operating margins of $3.5 million, reduced corporate expenses of $2.4 million, proceeds from litigation settlements of $4.0 million and a foreign exchange gain of $14.1 million related to our senior notes were offset by additional interest expense of $10.5 million and a non-cash valuation loss of $7.1 million on the cross currency interest rate swaps. The three months ended December 31, 2009 also included a $3.6 million loss on extinguishment of debt related to our December 2009 refinancing efforts.
Europe
     Results for our Europe segment the three months ended December 31, 2010 only include the results of our United Kingdom operations, as Sefina was acquired on December 31, 2010. Total revenues in Europe were $66.0 million for the three months ended December 31, 2010, compared to $55.6 million for the year earlier period, an increase of $10.4 million or 18.8%. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $5.6 million, or 10.0%. Consumer lending and pawn service fees were up by $12.3 million and $1.0 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $6.4 million as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $1.3 million, or 13.9% (also on a constant currency basis and excluding new stores and acquisitions).

     Operating expenses in Europe increased by $8.7 million, or 24.8%, from $35.1 million for the three months ended December 31, 2009 as compared to $43.8 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $4.0 million or 11.5%. There was an increase of 4.6 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the three months ended December 31, 2009 was 18.5% while for the current year, the rate increased to 23.1%. This increase was partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe decreased from 36.9% for the three months ended December 31, 2009 to 33.6% for the current year primarily due to the increase in the provision for loan losses noted above.
     The pre-tax income in Europe was $10.3 million for the three months ended December 31, 2010 compared to $6.8 million for the prior year, an increase of $3.5 million — on a constant currency basis, the increase was $3.9 million. In addition to increased operating margins of $2.4 million, and a reduction in interest expense of $1.4 million, pre-tax income was negatively impacted by increased net corporate expenses of $2.1 million and acquisition-related costs of $3.0 million. The three months ended December 31, 2009 also included a $4.7 million loss on extinguishment of debt related to the U.K. term loans which were substantially repaid in December 2009.
Six Months Ended December 31, 2010 compared to Six Months Ended December 31, 2009
United States Retail
     Total United States Retail revenues were $60.8 million for the six months ended December 31, 2010 compared to $65.8 million for the six months ended December 31, 2009, a decrease of $5.0 million or 7.6%. We closed 33 under-performing store locations in the United States since the first quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $3.7 million and $2.8 million in consumer lending and check cashing revenue, respectively. The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, we have continued to take a more cautious approach to lending in all of our segments, including United States Retail. United States Retail funded loan originations decreased 7.1% or $19.5 million, for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, primarily due to the closure of 33 stores in the United States since the first quarter of fiscal 2010.
     The continued economic downturn and store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 244 thousand with a corresponding decrease in face value of approximately $102.1 million. The face amount of the average check cashed by us in the United States decreased by 0.2%, and the average fee per transaction increased from $12.53 to $12.70.
     Operating margins in United States Retail increased to 24.4% for the six months ended December 31, 2010, compared to 18.3% for the prior year period. The closure of 33 underperforming stores since the first quarter of fiscal 2010 is consistent with our United States Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. This action has shown to be positive, resulting in improved year-over-year operating margins.
     United States Retail pre-tax profit was $12.9 million for the six months ended December 31, 2010 compared to $10.2 million for the prior year. The improvement was the result of $2.8 million in increased operating profits.
Dealers’ Financial Services
     DFS contributed $11.4 million of incremental revenue for the six months ended December 31, 2010. Revenue for the DFS business unit during the period was unfavorably impacted by the industry seasonality of automobile sales, the continued high troop deployment to Iraq and Afghanistan, and the influx of competition as a number of sub-prime lenders have aggressively re-entered the auto loan market. We further enhanced our internet and local media advertising campaign programs during the six months ended December 31, 2010 to increase product awareness amongst the enlisted personnel at the military bases we serve.
Canada
     Total revenues in Canada were $151.7 million for the six months ended December 31, 2010, an increase of 13.8%, or $18.4 million, as compared to the six months ended December 31, 2009. The impact of foreign currency rates accounted for $7.1 million of this increase. On a constant currency basis and excluding the impact of acquisitions, revenues increased by $9.8 million. Consumer lending revenues in Canada increased by $6.5 million, or 8.8% (on a constant currency basis and excluding the impact of acquisitions), for the six months ended December 31, 2010 as compared to the prior year, reflecting operations under the new post-regulatory platform and new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down by $0.9 million in Canada due to decreases in the number of checks and the total value of checks cashed — down by 2.3% and 2.0%, respectively (also on a constant currency basis and excluding acquisitions). The average face amount per check increased by 0.3% from $535.08 for the six months ended December 31, 2009 to $536.71 for the current year, while the average fee per check increased by 0.1% for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.
     Operating expenses in Canada increased by $9.3 million, or 13.8%, from $67.3 million for the six months ended December 31, 2009 to $76.6 million for the six months ended December 31, 2010. The impacts of changes in foreign currency rates resulted in an increase of $3.6 million. The constant currency increase of approximately $5.1 million, or 7.5% (excluding the impact of acquisitions), is primarily related to an increase in expenses related to our purchased gold product and higher salaries and benefits costs. On a constant currency basis, provision for loan losses, as a percentage of loan revenues decreased by 0.6 pts from 11.3% to 10.7%. The overall operating margin percentage in Canada was 49.5% for both the six months ended December 31, 2009 and December 31, 2010.
     Pre-tax income in Canada was $31.8 million for the six months ended December 31, 2010 compared to pre-tax income of $29.6 million for the prior year, an increase of $2.2 million. On a constant currency basis, pre-tax income was $30.3 million or an increase of approximately $0.7 million. On a constant currency basis, the positive impacts of increased operating margins of $5.7 million, proceeds from litigation settlements of $3.9 million, an increased foreign exchange gain of $28.2 million related to our senior notes and unrealized foreign exchange gains of $1.0 million were offset by additional interest expense of $21.8 million, and a non-cash valuation loss of $20.0 million on the cross currency interest rate swaps. The six months ended December 31, 2009 also included a $3.6 million loss on extinguishment of debt related to our December 2009 refinancing efforts.
Europe
     Results in Europe for the six months ended December 31, 2010 only include the results of our United Kingdom operations, as Sefina was acquired on December 31, 2010. Total revenues in Europe were $127.8 million for the six months ended December 31, 2010, compared to $102.8 million for the year earlier period, an increase of $25.0 million, or 24.3%. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $16.2 million, or 15.7%. Consumer lending and pawn service fees were up by $22.8 million and $2.2 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $5.7 million primarily as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $3.1 million, or 16.5% (also on a constant currency basis and excluding new stores and acquisitions).
     Operating expenses in Europe increased by $20.6 million, or 32.1%, from $64.1 million for the six months ended December 31, 2009 as compared to $84.7 million for the current six month period. On a constant currency basis and excluding new stores and acquisitions, operating expenses in Europe increased by $12.0 million, or 18.7%. There was an increase of 5.2 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the six months ended December 31, 2009 was 17.3% while for the current year, the rate increased to 22.5%. This increase was partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe decreased from 37.7% for the six months ended December 31, 2009 to 33.7% for the current year primarily due to the increase in the provision for loan losses noted above.
     Pre-tax income in Europe was $22.9 million for the six months ended December 31, 2010 compared to $9.3 million for the prior year, an increase of $13.6 million — on a constant currency basis, the increase was $14.7 million. In addition to increased operating margins of $6.3 million, and a reduction in interest expense of $2.9 million, pre-tax income was negatively impacted by increased net corporate expenses of $4.4 million and acquisition-related costs of $3.0 million. The six months ended December 31, 2009 also included a $7.9 million loss related to unrealized foreign exchange loss and a $4.7 million loss on extinguishment of debt related to the U.K. term loans which were substantially repaid in December 2009.
Changes in Financial Condition
     On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the six months ended December 31, 2010, cash and cash equivalents decreased $120.9 million, which is net of a $14.8 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.
     Loans receivable, net increased by $21.1 million to $122.0 million at December 31, 2010 from $100.9 million at June 30, 2010. Loans receivable, gross increased by $22.1 million and the related allowance for loan losses increased by $1.0 million. The Europe, Canada and Poland business units showed increases in their loan receivable balances of $13.1 million, $4.8 million and $3.1 million, respectively. On a constant currency basis, the loans receivable balances in Europe, Canada and Poland increased by $10.4 million and $2.6 million and $1.8 million, respectively. The increases in the Europe receivable balances were spread reasonably evenly over the legacy loan product and the Internet loan business. The United States Retail business had an increase of $1.2 million. In constant dollars, the allowance for loan losses increased by $0.3 million and decreased as a percentage of the outstanding principal balance to 8.4% at December 31, 2010 from 9.4% at June 30, 2010. The following factors impacted this area:
•	Continued improvements in United States Retail collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to United States Retail short-term consumer loans decreased from 4.1% at June 30, 2010 to 2.2% at December 31, 2010.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of loans outstanding has decreased from 2.7% at June 30, 2010 to 1.8% at December 31, 2010.

•	In constant currency, Europe’s ratio of allowance for loan losses as a percentage of loans outstanding has decreased from 12.5% at June 30, 2010 to 11.2% at December 31, 2010, primarily as a result of lower loss reserves applied to our Internet loan business.

•	The impact of a larger loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to increase the overall loan loss reserve as a percentage of gross loans receivable.
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
     Net cash used in operating activities was $42.4 million for the six months ended December 31, 2010, compared to net cash provided by operating activities of $34.6 million for the six months ended December 31, 2009. The decrease in net cash from operations was primarily the result of payments related to settled Canadian class action litigation, as well as an increase in loans receivable.
     Net cash used in investing activities was $93.2 million for the months ended December 31, 2010, compared to $135.2 million for the six months ended December 31, 2009. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. During the six months ended December 31, 2010, we made capital expenditures of $18.1 million and acquisitions of $75.1 million. During the six months ended December 31, 2009, we made capital expenditures of $11.7 million and acquisitions of $123.5 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $40.0 million during our fiscal year ending June 30, 2011.
     Net cash used in financing activities was $0.1 million for the six months ended December 31, 2010, compared to net cash provided by financing activities of $219.4 million for the six months ended December 31, 2009. The cash provided by financing activities during the six months ended December 31, 2009 was primarily a result of $596.4 million in proceeds from National Money Mart Company’s offering of the 2016 Notes in December 2009, in part offset by a partial repayment of $350.0 million of our term debt and payment of debt issuance costs of $19.1 million.
Senior Secured Credit Facility
     On December 23, 2009, we amended and restated our senior credit facility and repaid a substantial portion of our term indebtedness thereunder. Subsequently, in June 2010, we repaid all of the remaining outstanding legacy term indebtedness under our credit facility. Our revolving credit facility contains certain financial and other restrictive covenants, which among other things, requires us to achieve certain financial ratios, limits capital expenditures, restricts the magnitude of payment of dividends and requires us to obtain certain approvals if we want to increase borrowings. As of December 31, 2010, we are in compliance with all such covenants.
     After giving effect to such amendments and prepayments, our senior credit facility is comprised of a $75.0 million revolving loan facility to which Dollar Financial Group, Inc, our U.S. subsidiary, is the borrower, which we refer to as the U.S. Revolving Loan, and a CAD 28.5 million revolving loan facility, to which National Money Mart Company, our Canadian operating subsidiary, is the borrower, which we refer to as the Canadian Revolving Loan.
     A portion of the U.S. Revolving Loan ($7.5 million) terminates on October 30, 2011, and the remainder ($67.5 million) will terminate on December 31, 2014. The portion of the U.S. Revolving Loan that expires on October 30, 2011 bears an interest rate of LIBOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of LIBOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The U.S. Revolving Loan may be subject to mandatory reduction and to mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the U.S. Revolving Loan is limited to the lesser of the total commitment of $75.0 million or 85% of certain domestic liquid assets plus $30.0 million. Up to $30.0 million may be used in connection with letters of credit. At December 31, 2010, our borrowing capacity under the U.S. Revolving Loan was $63.8 million. There was no indebtedness outstanding under the U.S. Revolving Loan as of December 31, 2010 and $13.6 million outstanding in letters of credit issued by Wells Fargo Bank, N.A. which guarantee the performance of certain of our contractual obligations.
     A portion of the Canadian Revolving Loan (CAD 2.7 million) terminates on October 30, 2011, and the remainder (CAD 25.8 million) will terminate on December 31, 2014. The portion that expires on October 30, 2011 bears an interest rate of CDOR (but not less than 2%) plus 375 basis points, subject to reductions as we reduce our leverage. The portion that expires on December 31, 2014 bears an interest rate of CDOR (but not less than 2%) plus 500 basis points, subject to reductions as we reduce our leverage. The facility may be subject to mandatory reduction and mandatory prepayment, principally in an amount equal to 50% of excess cash flow (as defined in the credit agreement). Our borrowing capacity under the Canadian Revolving Loan is limited to the lesser of the total commitment of CAD 28.5 million or 85% of certain combined liquid assets of our Canadian and United Kingdom subsidiaries, National Money Mart Company and Dollar Financial U.K. Limited, and their respective subsidiaries. At December 31, 2010, the borrowing capacity was CAD 28.5 million. There was no outstanding indebtedness under the Canadian Revolving Loan at December 31, 2010.
United Kingdom Overdraft Facility
     In the third quarter of fiscal 2008, our U.K subsidiary entered into an overdraft facility which provides for a commitment of up to GBP 5.0 million. This facility expired on June 30, 2010.
Scandinavian Credit Facilities
     As a result of the recent acquisition of Sefina, we assumed $61.8 million of borrowings under Sefina’s credit facilities as of December 31, 2010. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million. These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points. Also with the same Scandinavian bank, we assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of December 31, 2010, SEK 28.3 million was outstanding at the lender’s borrowing rate plus 170 basis points. We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.4 million was outstanding as of December 31, 2010 at a rate of Euribor plus 250 basis points.
Long-Term Debt
     As of December 31, 2010, our long term debt consisted of $596.8 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $39.5 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $87.8 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes, $5.5 million of term loans owed by the recently acquired pawn business by our U.K. subsidiary in the fourth quarter of fiscal 2010 and $61.8 million of borrowings under Sefina’s revolving credit facility and bank loans which we assumed in the acquisition.
     Through a series of privately negotiated transactions with certain holders of our 2027 notes in December 2009, pursuant to which such the holders exchanged an aggregate of $120.0 million principal amount of the 2027 notes held by such holders for an equal aggregate principal amount of our new 2028 notes. Holders have the right to convert the 2028 notes into cash and, if applicable, shares of our common stock upon the satisfaction of certain conditions. The initial conversion rate of the 2028 notes is 51.8035 per $1,000 principal amount of 2028 notes. The 2028 notes accrue interest at a rate of 3.00% per annum and mature on April 1, 2028.
     In February 2010, we repurchased $35.2 million aggregate principal amount of our 2027 notes in privately negotiated transactions with three of the holders of the 2027 notes. The purchase price paid was 91% of the stated principal amount of the repurchased 2027 notes for an aggregate price of $32.0 million.
     On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.
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
     We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2010, excluding periodic interest payments, include the following (in millions):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Revolving credit facilities	$2.8	$2.8	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0
Scandinavian credit facilities	61.8	4.2	49.4	8.2
Other Notes Payable	6.3	0.8	5.5	—	—
Obligations under Canadian Class Action Settlement Agreements Payable in Cash	13.9	13.9	—	—	—
Sefina acquisition installment payments	14.9	14.9	—	—	—

Operating lease obligations	170.1	40.4	59.2	35.4	35.1

Total contractual cash obligations	$1,034.6	$77.0	$114.1	$43.6	$799.9

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
Impact of Recent Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted ASU 2010-20 in our quarter ending December 31, 2010. ASU 2010-20 concerns disclosures only and did not have a material impact on our financial position or results of operations.
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 concerns disclosures only and will not have a material impact on our financial position or results of operations.

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA
The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2010	2009	2010
U.S. company-funded consumer loan originations	$139.4	$132.3	$275.2	$255.7
Canadian company-funded consumer loan originations	209.1	224.5 (1)	408.3	436.9 (1)
U.K. company-funded consumer loan originations	125.7	172.0 (2)	245.2	325.1 (2)
Poland company-funded consumer loan originations.	2.7	4.6 (3)	4.1	8.3 (3)

Total company-funded consumer loan originations	$476.9	$533.4	$932.8	$1,026.0

U.S. company-funded consumer loan revenues	$18.2	$16.7	36.0	32.4
Canadian company-funded consumer loan revenues	38.1	43.0	73.4	84.4
U.K. company-funded consumer loan revenues	24.6	37.2	47.7	70.1
Poland company-funded consumer loan revenues	1.8	2.4	3.1	4.4

Total consumer lending revenues, net	$82.7	$99.3	$160.2	$191.3

Gross charge-offs of company-funded consumer loans	$41.5	$50.4	$85.5	$99.0
Recoveries of company-funded consumer loans	(29.9)	(34.8)	(63.8)	(73.8)

Net charge-offs on company-funded consumer loans	$11.6	$15.6	$21.7	$25.2

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	8.7%	9.4%	9.2%	9.6%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	6.3%	6.5%	6.9%	7.1%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.4%	2.9%	2.3%	2.5%

(1)	Net of a $9.2 and $20.4 million increase as a result of the impact of exchange rates for the three and six months ended December 31, 2010.

(2)	Net of a $5.9 and $14.7 million decrease as a result of the impact of exchange rates for the three and six months December 31, 2010.

(3)	Net of a $0.2 and $0.2 million decrease as a result of the impact of exchange rates for the three and six months December 31, 2010.

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
  Interest Rate Risk
     Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our Board of Directors. Our revolving credit facilities carry variable rates of interest. With the repayment of our legacy variable rate term credit facilities during fiscal 2010 with the proceeds of a fixed rate bond issuance without termination of our Canadian cross currency swaps hedging the debt, we are exposed to adverse changes in interest rates through the swap that will likely have an impact on our future consolidated statement of financial position (see the section entitled “Cross Currency Interest Rate Swaps” below).
  Foreign Currency Exchange Rate Risk
Put Options
     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2010, we did not hold any put options. At times throughout the year we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of December 31, 2010, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three and six months ended December 31, 2010.
     Canada operations (exclusive of unrealized foreign exchange gains of $34.1 million, litigation proceeds of $4.1 million, loss on derivatives not designated as hedges of $24.6 million, and loss on store closings of $0.1 million) accounted for approximately 49.4% of consolidated pre-tax earnings for the six months ended December 31, 2010 and 73.5% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $4.1 million, loss on derivatives not designated as hedges of $3.3 million, loss on extinguishment of debt of $3.6 million, and loss on store closings of $0.8 million) for the six months ended December 31, 2009. Europe operations accounted for approximately 69.5% of consolidated pre-tax earnings for the six months ended December 31, 2010 and 48.6% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $7.9 million and loss on extinguishment of debt of $4.7 million) for the six months ended December 31, 2009. Poland and other operations accounted for approximately (5.4)% of consolidated pre-tax earnings for the six months ended December 31, 2010 and 0.1% of consolidated pre-tax earnings for the six months ended December 31, 2009. U.S. operations (exclusive of unrealized foreign exchange loss of $1.8 million, litigation expense of $0.1 million and loss on store closings of $0.3 million) accounted for approximately (13.5)% of consolidated pre-tax earnings for the six months ended December 31, 2010 and (22.1)% of consolidated pre-tax earnings (exclusive of litigation expense of $1.3 million, loss on extinguishment of debt of $0.5 million, and loss on store closings of $1.0 million) for the six months ended December 31, 2009. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $10.0 million. These gains and loss are included in other comprehensive income.
     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange gains of $34.2 million, loss on derivatives not designated as hedges of $24.6 million, litigation proceeds of $4.1 million, and loss on store closings of $0.1 million) by approximately $4.2 million for the six months ended December 31, 2010 and $5.5 million (exclusive of the unrealized foreign exchange loss of $3.9 million, loss on derivatives not designated as hedges of $3.3 million, loss on extinguishment of debt of $8.4 million, and loss on store closings of $0.1 million) for the six months ended December 31, 2009. This impact represents 11.3% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2010 and 12.2% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2009. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $28.4 million for the six months ended December 31, 2010 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.
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
     On May 7, 2009 our UK subsidiary, terminated its two cross-currency interest rate swaps hedging variable-rate borrowings. As a result, we discontinued prospectively hedge accounting on these cross currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts to earnings over the remaining original term of the derivative when hedged forecast transactions are recognized in earnings.
     In December 2006, our Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of CAD 339.9 million that mature in October 2012. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Mart receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.
     On December 23, 2009, we used a portion of the net proceeds of our $600 million Senior Note Offering to prepay $350 million of the then outstanding $368.6 million term loans. As a result, we discontinued prospectively hedge accounting on our Canadian cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.
     On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2010 is a liability of $66.8 million and is included in fair value of derivatives on the balance sheet. During the three and six months ended December 31, 2010 we recorded $10.8 million and $24.6 million, respectively, charges in the statement of operations related to the ineffective portion of these cash flow hedges.
     On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 184.0 million to which our Canadian operating subsidiary, National Money Mart Company, is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.7 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on both of the interest rate swaps in order to secure these amendments.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this Item is incorporated by reference herein to the section Part 1 “Note 10. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
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

Item 6. Exhibits

Exhibit No.	Description of Document

2.1	Stock Purchase Agreement dated December 2, 2010 between NSF Nordic Special Finance AB and Dollar Financial U.K. Limited (1)

3.1	Amended and Restated Certificate of Incorporation of Dollar Financial Corp., as amended

4.1	Supplemental Indenture dated December 2, 2010 between DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers Financial Services, LLC and U.S. Bank National Association, as trustee

4.2	Guarantee dated December 2, 2010 executed by DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers Financial Services, LLC

10.1*	First Amendment to and Consent Under Amended and Restated Credit Agreement dated as of December 2, 2010 among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited, the several lenders parties thereto, and Wells Fargo Bank, National Association, as administrative agent (2)

10.2	Amended and Restated Dollar Financial Corp. 2007 Equity Incentive Plan (3)

10.3+	Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

*	Management contracts and compensatory plans and arrangements.

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on January 5, 2011.

(2)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on December 8, 2010.

(3)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on November 17, 2010

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: February 9, 2011	*By: Name:	/s/ Randy Underwood Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial and chief accounting officer)

*	The signatory hereto is the principal financial and chief accounting officer and has been duly authorized to sign on behalf of the registrant.