Form 10-Q
period 2011-03-31
DOLLAR FINANCIAL CORP
filed 2011-05-10
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 29, 2011, 43,455,054 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOLLAR FINANCIAL CORP.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2010 and March 31, 2011 (unaudited)	3

Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2011	4

Interim Consolidated Statements of Stockholders’ Equity as of and from June 30, 2010 to March 31, 2011 (unaudited)	5

Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2011	6

Notes to Interim Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	66

Item 4. Controls and Procedures	68

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 5. Other Information	69

Item 6. Exhibits	70

Signature	71

Supplemental Indenture dated December 2, 2010 between Dollar Financial U.S., Inc. and U.S. Bank National Association, as trustee

Guarantee dated December 2, 2010 executed by Dollar Financial U.S., Inc.

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Rule 13(a)-14(a)/15d-14a Certification of Executive Vice President and Chief Financial Officer

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer
EX-4.1
EX-4.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
DOLLAR FINANCIAL CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	March 31,
	2010	2011
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$291.3	$361.3
Consumer loans, net:
Consumer loans	111.3	131.6
Less: Allowance for consumer loan losses	(10.4)	(13.4)

Consumer loans, net	100.9	118.2
Pawn loans	35.5	128.5
Loans in default, net of an allowance of $21.8 and $29.1	9.3	10.7
Other receivables	17.1	29.2
Prepaid expenses and other current assets	25.8	35.3
Current deferred tax asset, net of valuation allowance of $4.9 and $4.9	1.0	—

Total current assets	480.9	683.2
Deferred tax asset, net of valuation allowance of $80.2 and $83.2	22.6	17.5
Property and equipment, net of accumulated depreciation of $117.2 and $136.8	67.5	88.7
Goodwill and other intangibles	609.0	728.2
Debt issuance costs, net of accumulated amortization of $3.5 and $6.5	18.7	21.4
Other	15.9	17.0

Total Assets	$1,214.6	$1,556.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44.8	$34.8
Income taxes payable	6.2	7.2
Accrued expenses and other liabilities	92.6	120.5
Debt due within one year	3.3	158.6
Current deferred tax liability	0.3	—

Total current liabilities	147.2	321.1
Fair value of derivatives	47.4	73.1
Long-term deferred tax liability	24.0	30.8
Long-term debt	725.3	796.2
Other non-current liabilities	52.4	58.0
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 36,539,663 shares and 36,758,141 shares issued and outstanding at June 30, 2010 and March 31, 2011, respectively	—	—
Additional paid-in capital	331.1	335.3
Accumulated deficit	(115.5)	(67.5)
Accumulated other comprehensive income	2.7	9.5

Total Dollar Financial Corp. stockholders’ equity	218.3	277.3
Non-controlling interest	—	(0.5)

Total stockholders’ equity	218.3	276.8

Total Liabilities and Stockholders’ Equity	$1,214.6	$1,556.0

See notes to interim unaudited consolidated financial statements

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Revenues:
Consumer lending	$78.1	$100.7	$238.3	$292.0
Check cashing	37.2	36.7	113.6	108.7
Money transfer fees	6.6	7.4	20.5	22.5
Pawn service fees and sales	4.8	16.6	13.3	30.1
Gold sales	13.0	12.3	32.0	34.7
Other	23.6	24.1	51.8	66.5

Total revenues	163.3	197.8	469.5	554.5

Operating expenses:
Salaries and benefits	39.9	46.2	114.3	129.7
Provision for loan losses	10.2	18.5	34.6	48.9
Occupancy	11.0	13.3	32.7	36.9
Purchased gold costs	9.3	7.5	22.6	22.4
Depreciation	3.4	4.3	10.9	11.8
Returned checks, net and cash shortages	2.3	2.3	7.2	6.2
Maintenance and repairs	3.1	4.1	8.8	10.6
Advertising	3.9	5.4	12.0	17.1
Bank charges and armored carrier service	3.5	4.1	10.4	11.8
Other	12.7	15.0	35.5	43.7

Total operating expenses	99.3	120.7	289.0	339.1

Operating margin	64.0	77.1	180.5	215.4

Corporate and other expenses:
Corporate expenses	22.1	25.2	65.4	74.6
Other depreciation and amortization	2.5	3.1	4.7	8.6
Interest expense, net	21.9	23.0	46.4	66.5
Loss on extinguishment of debt	0.7	—	9.5	—
Unrealized foreign exchange gain	(15.7)	(10.1)	(11.8)	(42.5)
Loss on derivatives not designated as hedges	18.6	9.6	21.9	34.2
Provision for (proceeds from) litigation settlements	26.6	0.1	27.9	(3.8)
Loss on store closings	1.6	0.1	3.2	0.6
Other expense, net	0.3	0.8	1.7	3.4

(Loss) income before income taxes	(14.6)	25.3	11.6	73.8
Income tax (benefit) provision	(2.3)	9.7	11.5	26.3

Net (loss) income	(12.3)	15.6	$0.1	$47.5
Less: Net loss attributable to non-controlling interests	(0.1)	(0.1)	(0.1)	(0.5)

Net (loss) income attributable to Dollar Financial Corp.	$(12.2)	$15.7	$0.2	$48.0

Net (loss) income per share attributable to Dollar Financial Corp.:
Basic	$(0.34)	$0.43	$—	$1.31
Diluted	$(0.34)	$0.41	$—	$1.26
Weighted average shares outstanding:
Basic	36,227,304	36,619,929	36,096,177	36,499,154
Diluted	36,227,304	38,710,798	37,150,926	38,001,489
See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

						Accumulated
	Common Stock		Additional	Accumulated		Other	Total
	Outstanding		Paid-in	Income	Non-Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income	Equity

Balance, June 30, 2010 (audited)	36,539,466	$—	$331.1	$(115.5)	$—	$2.7	$218.3

Comprehensive income:
Foreign currency translation						3.2	3.2
Cash flow hedges						3.6	3.6
Net income attributable to Dollar Financial Corp.				48.0			48.0

Total comprehensive income							54.8
Restricted stock grants	312,361
Stock options exercised	49,176	—	0.3				0.3
Vested portion of granted restricted stock and restricted stock units			1.7				1.7
Retirement of common stock	(142,862)
Other stock compensation			2.2				2.2
Net loss attributable to non-controlling interest					(0.5)		(0.5)

Balance, March 31, 2011(unaudited)	36,758,141	$—	$335.3	$(67.5)	$(0.5)	$9.5	$276.8

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	March 31,
	2010	2011
Cash flows from operating activities:
Net income	$0.1	$47.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.0	23.2
Loss on extinguishment of debt	9.5	—
Change in fair value of derivatives not designated as hedges	17.1	20.5
Provision for loan losses	34.6	48.9
Non-cash stock compensation	4.7	3.8
Loss on disposal of fixed assets	0.3	0.8
Unrealized foreign exchange gain	(12.0)	(42.5)
Deferred tax provision	(2.4)	11.0
Accretion of debt discount and deferred issuance costs	9.4	11.3
Change in assets and liabilities (net of effect of acquisitions):
(Increase) in loans and other receivables	(46.9)	(76.4)
(Increase) in prepaid expenses and other	(1.5)	(5.3)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	48.2	(36.0)

Net cash provided by operating activities	79.1	6.8
Cash flows from investing activities:
Acquisitions, net of cash acquired	(123.8)	(74.1)
Additions to property and equipment	(18.3)	(29.5)

Net cash used in investing activities	(142.1)	(103.6)
Cash flows from financing activities:
Proceeds from the issuance of 10.375% senior notes due 2016	596.4	—
Proceeds from the exercise of stock options	1.4	0.3
Repayment of term loan notes	(351.1)	—
Other debt payments	(7.0)	—
Payment of convertible debt	(32.0)	—
Net increase in revolving credit facilities	14.2	154.2
Payment of debt issuance and other costs	(19.7)	(4.3)

Net cash provided by financing activities	202.2	150.2
Effect of exchange rate changes on cash and cash equivalents	22.2	16.6

Net increase in cash and cash equivalents	161.4	70.0
Cash and cash equivalents at beginning of period	209.6	291.3

Cash and cash equivalents at end of period	$371.0	$361.3

See notes to interim unaudited consolidated financial statements.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Dollar Financial Corp. is a Delaware corporation incorporated in April 1990 as DFG Holdings, Inc. The Company, through its subsidiaries, provides retail financial services primarily to unbanked and underbanked consumers and small business owners through a network of 1,236 locations (of which 1,144 are company owned) operating principally as Money Mart®, The Money Shop®, Loan Mart®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina® and Money Now® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, check cashing, money transfer services, pawn services and various other related services. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®. The Company also operates U.K. and Canadian Internet-based consumer lending businesses, as well as a U.K.-based merchant cash advance business that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. Through its Dealers’ Financial Services, (“DFS”) subsidiary, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an exclusive agreement with a major third-party national bank based in the United States.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity. These reclassifications include:
•	Reclassifying $2.0 million ($9.4 million of loans and a related allowance of $7.4 million) from Consumer Loans, net, to Loans in Default, net, in the Company’s Consolidated Balance Sheet as of June 30, 2010, to conform the presentation of our Poland business to the remainder of the Company’s operations.

•	Reclassifying $35.5 million of pawn loans from Consumer Loans, net, to Pawn Loans in the Company’s Consolidated Balance Sheet as of June 30, 2010.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Reclassifying $7.0 million and $14.4 million of gold sales from Other Revenue, to Gold Sales Revenue, and $7.0 million and $14.4 million of purchased gold costs from Other Operating Expense, to Purchased Gold Costs in the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2010, respectively. For the three and nine months ended March 31, 2010, the previously reported amounts of gold sales and purchased gold costs have been revised to correct certain immaterial classification errors. Specifically charges previously netted in calculating total revenues of $6.0 million and $17.6 million, respectively, have been reclassified to operating expenses. Accordingly, this reclassification increased other revenue, total revenue, other operating expense, and total operating expense by $6.0 million and $17.6 million for the three and nine months ended March 31, 2010, respectively. This reclassification did not affect the previously reported amounts of operating margin for any period.
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
     For single-payment consumer loans that the Company makes directly (company-funded loans), which have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s reserve policy regarding these loans is summarized below in “Consumer Loan Loss Reserves Policy.”
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
    Consumer Loans, Net
     Unsecured short-term and longer-term installment loans that the Company originates on its own behalf are reflected on the balance sheet in consumer loans receivable, net. Consumer loans, net are reported net of a reserve as described below in “Consumer Loan Loss Reserves Policy”.
    Loans in Default
     Loans in default consist of short-term and longer-term (under one year) installment consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provisions in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provisions. If the loans remain in a defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The total fair value of the 2027 and the 2028 Notes were approximately $40.0 million and $110.9 million, respectively, at June 30, 2010. The total fair value of the 2027 Notes and the 2028 Notes were approximately $41.5 million and $152.2 million, respectively, at March 31, 2011. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $609.0 million and $667.5 million at June 30, 2010 and March 31, 2011, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Net income attributable to Dollar Financial Corp.	$(12.2)	$15.7	$0.2	$48.0
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	36.2	36.6	36.1	36.5
Effect of dilutive stock options — (2)	—	1.3	0.6	1.0
Effect of unvested restricted stock and restricted stock unit grants (2)	—	0.4	0.5	0.4
Dilutive effect of convertible debt	—	0.4	—	0.1

Weighted average of common shares outstanding — diluted	36.2	38.7	37.2	38.0

(1)	Excludes 0.2 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of March 31, 2010 and 2011, respectively. The dilutive effect of restricted stock and restricted stock units is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method.
Stock Based Employee Compensation
     The Dollar Financial Corp. 2005 Stock Incentive Plan (the “2005 Plan”), after giving effect for DFC’s three for two stock split for stockholders of record on January 20, 2011, states that 2,578,043 shares of DFC’s common stock may be awarded to employees or consultants of DFC. The awards may be issued at the discretion of DFC’s Board of Directors as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.
     On November 15, 2007, the Company’s stockholders adopted the Dollar Financial Corp. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to non-employee members of DFC’s Board of Directors and officers, employees, independent consultants and contractors of DFC and any subsidiary of DFC. On November 11, 2010, DFC’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of DFC’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000, after giving effect for DFC’s three for two stock split for stockholders of record as of January 20, 2011; provided, however, that 1.67 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by DFC to the award recipient. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of DFC’s common stock. No grantee may receive an Award relating to more than 750,000 shares in the aggregate per fiscal year under the 2007 Plan.
     Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of DFC’s common stock on the date of grant. To date no stock appreciation rights have been granted.
     Compensation expense, net of the related tax benefit related to share-based compensation included in the statement of operations for the three months ended March 31, 2010 and 2011 was $1.2 million and $1.3 million, respectively and $3.7 million and $3.9 million, respectively for the nine months ended March 31, 2010 and 2011, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Expected volatility	53.6%	52.0%	54.8%	52.7%
Expected life (years)	6.0	5.6	5.9	5.5
Risk-free interest rate	3.07%	2.77%	3.22%	1.92%
Expected dividends	None	None	None	None
Weighted average fair value	$7.56	$10.23	$6.41	$8.33
A summary of the status of stock option activity for the nine months ended March 31, 2011 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in millions)
Options outstanding at June 30, 2010 (1,798,522 shares exercisable)	2,908,018	$10.22	7.5	$9.9
Granted	84,925	$16.89
Exercised	(49,175)	$8.70
Forfeited and expired	(84,106)	$9.49

Options outstanding at March 31, 2011	2,859,662	$10.47	6.7	$29.4

Exercisable at March 31, 2011	2,201,111	$10.43	6.2	$22.7

     The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC common stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2010 was $0.6 million and $0.7 million, respectively and was $0.2 million and $0.3 million for the three and nine months ended March 31, 2011, respectively. As of March 31, 2011, the total unrecognized compensation cost over a weighted-average period of 2.0 years, related to stock options, is expected to be $2.0 million. Cash received from stock options exercised for the three and nine months ended March 31, 2010 was $1.3 million and $1.4 million, respectively. Cash received from stock options exercised for the three and nine months ended March 31, 2011 was $0.2 million and $0.3 million, respectively.
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
     Information concerning unvested restricted stock awards is as follows:

		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2010	150,843	$9.66
Vested	(70,567)	$9.47

Outstanding at March 31, 2011	80,276	$9.82

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2010	909,036	$9.98
Granted	77,457	$17.11
Vested	(347,844)	$10.42
Forfeited	(58,286)	$10.86

Outstanding at March 31, 2011	580,363	$10.58

     As of March 31, 2011, there was $6.9 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three and nine months ended March 31, 2011 was $0.9 million and $4.3 million, respectively.
Recent Accounting Pronouncements
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
     In July 2010, the FASB issued ASU 2010-20, Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted ASU 2010-20 for its quarter ending December 31, 2010. ASU 2010-20 concerns disclosures only and did not have a material impact on the Company’s financial position or results of operations.
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 concerns disclosures only and will not have a material impact on the Company’s financial position or results of operations. The Company plans to adopt ASU 2010-29 on July 1, 2011.
2. Financing Receivables
The Company offers a variety of short-term loan products and credit services to customers who typically cannot access other traditional sources of credit and have non-traditional loan histories. Accordingly, the Company has implemented proprietary predictive scoring models that are designed to limit the dollar amount of loans it offers to customers who statistically would likely be unable to repay their loan. The Company has instituted control mechanisms and a credit analytics function designed to manage risk in its

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consumer loan activities. Collection activities are also an important aspect of the Company’s operations, particularly with respect to its consumer loan products due to the relatively high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections in each of its markets. The Company’s risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on its consumer loan portfolio. Because the Company’s revenue from its consumer lending activities is generated through a high volume of small-dollar financial transactions, its exposure to loss from a single customer transaction is minimal.
The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and one hundred eighty days past due without a payment for longer-term (less than one year) installment loans:
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(in millions)

	Consumer Loans,	Consumer Loans,	Pawn
	Gross	Allowance	Loans
Performing	$131.6	$13.4	$128.5
Non-performing	39.8	29.1	—

	$171.4	$42.5	$128.5

     The following presents the aging of the Company’s past due loans receivable as of March 31, 2011:
Age Analysis of Past Due Loans Receivable
As of March 31, 2011
(in millions)

								Recorded
								Investment
				Greater Than 90			Total Financing	> 90 Days and
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	days Past Due	Total Past Due	Current	Receivables	Accruing
Consumer Loans	$10.6	$5.7	$5.6	$25.0	$46.9	$124.5	$171.4	$2.0
Pawn Loans	—	—	—	—	—	128.5	128.5	—

Total	$10.6	$5.7	$5.6	$25.0	$46.9	$253.0	$299.9	$2.0

     The following details the Company’s loans receivable that are on nonaccrual status as of March 31, 2011:
Loans Receivable on Nonaccrual Status
As of March 31, 2011
(in millions)

Consumer Loans	$39.8
Pawn Loans	—

Total	$39.8

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents changes in the allowance for consumer loans credit losses (in millions):

Three Months Ended
March 31, 2011
Allowance for Consumer Loan Losses:
Balance at beginning of period	$38.4
Provision for loan losses	18.5
Charge-offs	(19.6)
Recoveries	4.2
Effect of foreign currency translation	1.0

Balance at end of period	$42.5

3. Acquisitions
     The following acquisitions have been accounted for under the purchase method of accounting.
     On October 3, 2009, the Company acquired all of the outstanding shares of Merchant Cash Express Limited (“MCE”), a U.K. entity which primarily provides working capital to small retail businesses by providing cash advances against a percentage of future credit card receipts. The aggregate purchase price for the acquisition was approximately $4.6 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $2.6 million to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $2.0 million and was recorded as goodwill.
     On December 23, 2009, the Company acquired Dealers’ Financial Services. DFS provides fee-based services for military personal who obtain auto loans in the United States made by a major third-party national bank. The aggregate purchase price for the acquisition was approximately $121.9 million, including approximately $1.9 million in related transaction costs. Of the aggregate purchase price, $5.7 million was allocated to net tangible assets acquired, $28.7 million was allocated to definite-lived intangible assets acquired and $35.4 million was allocated to indefinite-lived intangible assets, with the remainder of the purchase price allocated to goodwill. During fiscal 2011, the Company has recorded a net decrease of $1.4 million to goodwill that is primarily related to the resolution of a working capital purchase price dispute. The Company anticipates that the entire amount of the goodwill recorded in connection with the acquisition will be deductible for income tax purposes.
     On April 13, 2010, the Company acquired all of the outstanding shares of Suttons & Robertsons (“S&R”), which presently operates three high-end pawn shops in the United Kingdom. The aggregate purchase price for the acquisition was approximately $25.8 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $5.9 million of the purchase price to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $19.9 million and was recorded as goodwill.
     During fiscal 2010, the Company completed various smaller acquisitions in the United Kingdom that resulted in an aggregate increase in goodwill of $0.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million and $2.2 million of purchase accounting adjustments were made with respect to the Company’s Robert Biggar Limited (“Biggar”) and Optima, S.A. (“Optima”) acquisitions, respectively. Additionally in fiscal 2010, $6.3 million of purchase accounting adjustments related to contingent consideration payments were made with respect to the Company’s Express Finance Limited (“Express”) acquisition.
     On December 31, 2010, the Company consummated the acquisition of Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash, excluding accrued interest, is payable to the seller in equal installments. The Company paid the first installment on March 31, 2011, and the remaining two installments are due on June 30, 2011 and September 30, 2011. Furthermore, the Company is obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive twelve month periods following the closing of the acquisition, the aggregate amount of which the Company currently estimates to be approximately $16.6 million. All future payments have been recorded as liabilities on the balance sheet of the acquiring U.K. entity. In connection with the acquisition, the Company also incurred transaction costs of approximately $0.8 million.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Under the purchase method of accounting, the total estimated purchase price is allocated to Sefina’s net tangible and intangible assets based on their current estimated fair values. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocation. The purchase price, subject to the finalization of the fair value allocation, is allocated as follows (in millions):

Cash	$4.0
Pawn loans	71.5
Prepaid expenses and other current assets	3.5
Property and equipment	3.0
Other assets	0.1
Accounts payable	(0.4)
Accrued expenses and other liabilities	(3.9)
Debt	(61.8)
Other non-current liabilities	(1.5)

Net tangible assets acquired	14.5
Indefinite-lived intangible assets acquired	0.3
Goodwill	75.8

Total purchase price	$90.6

     Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
     Of the total estimated purchase price for Sefina, an estimate of $14.5 million has been allocated to net tangible assets acquired and $0.3 million has been allocated to indefinite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill.
     During fiscal 2011, the Company completed the acquisitions of two Canadian franchisees with 19 stores for an aggregate purchase price of $20.5 million that resulted in an increase in goodwill of $15.0 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The Company also purchased four stores in the United Kingdom during the nine months ended March 31, 2011 that resulted in an aggregate increase in goodwill of $0.5 million.
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
The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2010	$496.8
Acquisitions:
Sefina Finance AB	75.8
Canadian franchisee acquisitions	15.0
Various small acquisitions	0.5
Purchase accounting adjustments:
Military Financial Services, LLC	(1.4)
Foreign currency translation adjustment	26.1

Balance at March 31, 2011	$612.8

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Subsequent Acquisition
     On April 1, 2011, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., completed its acquisition of Purpose U.K. Holdings Limited, a leading provider of online short-term loans in the United Kingdom. Purpose U.K. Holdings Limited, which operates primarily under the brand name Payday UK, provides loans through both internet and telephony-based technologies throughout the United Kingdom. The purchase price for the acquisition was $195.0 million, all of which was paid in cash at the closing with a combination of available cash and GBP 95 million ($152.5 million) borrowed by Dollar Financial UK under the Global Revolving Credit Facility.
     Pro forma Information
     The following pro forma information for the periods ended March 31, 2010 and 2011 presents the results of operations as if the acquisitions had occurred on July 1, 2009. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the MCE, DFS, S&R, Sefina and Purpose U.K. Holdings Limited acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

		Pro Forma Results
	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2011	2010	2011
	(Unaudited in millions		(Unaudited in thousands except
	except per share amounts)		per share amounts)
Revenue	$190.9	$227.0	$565.7	$653.0
Net (loss) income attributable to Dollar Financial Corp.	$(9.7)	$19.5	$14.0	$61.9
Net (loss) income per common share — basic	$(0.27)	$0.53	$0.39	$1.70
Net (loss) income per common share — diluted	$(0.27)	$0.50	$0.38	$1.63
4. Goodwill and Other Intangibles
The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2011 are as follows (in millions):

	United States	Dealers’ Financial
	Retail	Services	Canada	Europe	Total
Balance at June 30, 2010	$205.7	$53.5	$136.4	$101.2	$496.8
Acquisitions and purchase accounting adjustments	—	(1.4)	15.0	76.3	89.9
Foreign currency translation adjustments	—	—	13.1	13.0	26.1

Balance at March 31, 2011	$205.7	$52.1	$164.5	$190.5	$612.8

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reflects the components of intangible assets (in millions):

	Gross Carrying Amount
	June 30,	March 31,
	2010	2011
Non-amortizing intangible assets:
Goodwill	$496.8	$612.8
Reacquired franchise rights	51.3	56.3
DFS MILES Program	35.4	35.4
Tradenames	—	0.3

	$583.5	$704.8

Amortizable intangible assets:
Various contracts	$28.7	$28.7
Reacquired franchise rights	—	2.6
Accumulated Amortization:
Various contracts	(3.2)	(7.7)
Reacquired franchise rights	—	(0.2)

Total intangible assets	$609.0	$728.2

     Goodwill is the excess of cost over the fair value of the net assets of the business acquired.
     Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2010, there was no impairment of goodwill.
     Other indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and Sefina trade name, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. The increase in indefinite-lived reacquired franchise rights is due to changes in foreign exchange rates from June 30, 2010 to March 31, 2011. As prescribed under ASC 805, beginning with franchisee acquisitions consummated in fiscal 2010 or later, reacquired franchise rights are no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement.
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
     Amortization expense of intangible assets was $1.7 million and $4.7 million for the three and nine months ended March 31, 2011, respectively.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended
June 30,	Amount
2011	$6.4
2012	6.5
2013	6.2
2014	5.9
2015	3.1

$28.1

5. Debt
     The Company had debt obligations at June 30, 2010 and March 31, 2011 as follows (in millions):

	June 30,	March 31,
	2010	2011
Revolving credit facility	$—	$152.5
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.3)	(3.1)
Dollar Financial Corp. 2.875% Senior Convertible Notes due 2027	38.3	40.1
Dollar Financial Corp. 3.000% Senior Convertible Notes due 2028	84.9	89.3
Scandinavian credit facilities	—	67.1
Other	8.7	8.9

Total debt	728.6	954.8

Less: current portion of debt	(3.3)	(158.6)

Long-term debt	$725.3	$796.2

Senior Notes
     On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and Dollar Financial Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. At any time prior to December 15, 2012, NMM may redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 110.375% of the principal amount of the 2016 Notes redeemed if; (1) such redemption is made with the proceeds of one or more public equity offerings by DFC; (2) at least $390 million in aggregate principal amount of the 2016 Notes remain outstanding immediately after the occurrence of such redemption; and (3) the redemption occurs within 90 days of such public equity offering by DFC. After December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2010, DFC repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2010 and March 31, 2011. The Company recognized a net loss of $0.7 million during fiscal 2010 related to the repurchased Notes.
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
     The 2027 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2027 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2027 Notes may convert their 2027 Notes based at an initial conversion rate of 38.6641 shares per $1,000 principal amount of 2027 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in arrears on April 1 and October 1 of each year beginning on April 1, 2010. The maturity date of the new 2028 Notes is April 1, 2028. The 2028 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of December 21, 2009 (the “2028 Indenture”).
     The 2028 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2028 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2028 Notes may convert their 2028 Notes based at an initial conversion rate of 51.8032 shares per $1,000 principal amount of 2028 Notes, subject to adjustment, prior to stated maturity under the following circumstances:
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
     Treatment of Convertible Notes
     The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The 2028 Notes issued during fiscal year 2010 are also subject to the application of the accounting standard. The Company is required to record the liability portion of the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. As of March 31, 2011, the remaining discount of $4.7 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012, and the remaining discount of $30.7 million on the 2028 Notes similarly will be amortized through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.
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
Credit Facility
     Global Revolving Credit Facility
     On March 3, 2011, the Company replaced its existing credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility (the “Global Revolving Credit Facility”), with the potential to further increase the Company’s available borrowings under the facility to $250.0 million. Availability under the Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer receivables in the Company’s U.S and Canadian operations, and its U.K.-based retail and Payday Express online operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.
     Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid based on the Company’s consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus 1/2 of 1%, plus 300 basis points. The Global Revolving Credit Facility will mature on March 1, 2015.
     The Global Revolving Credit Facility allows for borrowings by DFG, NMM, Dollar Financial U.K. Limited, an indirect U.K. subsidiary of DFC, and Instant Cash Loans Limited, a direct U.K. subsidiary of Dollar Financial U.K. Limited. Borrowings by DFG under the Global Revolving Credit Facility are guaranteed by DFC and certain direct and indirect domestic U.S. subsidiaries of DFC. Borrowings by non-U.S. borrowers under the Global Revolving Credit Facility are guaranteed by DFC and DFG and substantially all of their domestic U.S. subsidiaries, by NMM and substantially all of the Company’s other direct and indirect Canadian subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited and substantially all of the U.K. subsidiaries of Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the Global Revolving Credit Facility are secured by substantially all the assets of such borrowers and guarantors.
     As of March 31, 2011, there was $152.5 million outstanding (denominated as GBP 95 million) under the Global Revolving Credit Facility, all of which was borrowed to fund the Company’s acquisition of Purpose UK Holdings Limited which was completed on April 1, 2011.
     Prior Credit Facility
     On October 30, 2006, the Company entered into a $475.0 million credit facility (“2006 Credit Agreement”). The 2006 Credit Agreement consisted of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million (the “U.S. Revolving Facility”) with DFG as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million (the “Canadian Term Facility”) with NMM as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros) (the “U.K. Term Facility”); and (iv) a senior secured revolving credit facility in an aggregate amount of CAD 28.5 million (the “Canadian Revolving Facility”) with NMM as the borrower.
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
     Outstanding amounts under the Amended and Restated Credit Agreement that were owed to lenders which consented to the extended maturity date received an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid. Lenders under the 2006 Credit Agreement that that did not consent to the extended maturity in 2009 received an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid.
     Prior to the Amended and Restated Credit Agreement, the U.S. Revolving Facility and the Canadian Revolving Facility had an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as the Company reduced its leverage. The Canadian Term Facility consisted of $295.0 million at an interest rate of LIBOR plus 275 basis points. Under the 2006 Credit Agreement, the U.K. Term Facility consisted of a $40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to $40.0 million at an interest rate of Euribor plus 300 basis points.
     The Company used approximately $350.0 million of the net proceeds from its December 2009 offering of $600.0 million aggregate principal amount of the 2016 Notes to repay substantially all of its outstanding obligations under the Canadian Term Facility and the U.K. Term Facility. On June 23, 2010, the Company used excess cash to repay the remaining balance of approximately $18.3 million of the Canadian Term Facility and the U.K. Term Facility. The Company repaid the outstanding balances under the Amended and Restated Credit Agreement immediately prior to its termination on March 3, 2011 in connection with the execution of the Company’s new senior secured credit facility relating to the Global Revolving Credit Facility.
Scandinavian Credit Facilities
     As a result of the recent acquisition of Sefina, the Company assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($38.0 million at March 31, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.13% at March 31, 2011). Also with the same Scandinavian bank, the Company assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of March 31, 2010, SEK 36.1 million ($5.7 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.23% at March 31, 2011). The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.5 million ($23.4 million) was outstanding as of March 31, 2011 at a rate of Euribor plus 250 basis points (3.68% at March 31, 2011).
Other Debt
     Other debt consists of $8.9 million of debt assumed as part of the S&R acquisition, consisting of a $0.4 million overdraft facility, a $2.9 million revolving loan and a $5.6 million term loan.
     Interest expense, net was $21.9 million and $23.0 million for the three months ended March 31, 2010 and 2011, respectively. For the nine months ended March 31, 2010 and 2011, interest expense, net was $46.4 million and $66.5 million, respectively. Included in interest expense was $2.1 million and $2.1 million of accreted interest for which no cash payment was currently due related to the Convertible Notes for the three months ended March 31, 2010 and 2011, respectively. For the nine months ended March 31, 2010 and 2011, accreted interest for which no cash payment was currently due related to the Convertible Notes for the nine months ended March 31, 2010 and 2011 was $7.0 million and $6.2 million, respectively.
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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specific to the asset or liability.
     Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and gold options to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. Changes in fair value of the contingent consideration due to time value are recorded in other income, net. As of March 31, 2011, the balance of the contingent consideration was $17.7 million and the assumptions for the valuation did not materially change.
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011
(in millions)

Quoted Prices in
	Active Markets	Significant
	for Identical Assets	Other	Significant
	and Liabilities	Observable	Unobservable	Balance at
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	March 31, 2011
Assets
Derivative financial instruments	$—	$—	$—	$—

Liabilities
Derivative financial instruments	$—	$73.1	$—	$73.1
Contingent consideration — Sefina acquistion	$—	$—	$17.7	$17.7

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles the change in the Level 3 liabilities for the nine months ended March 31, 2011 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Level 3
Balances as of June 30, 2010	$—
Contingent Consideration -— Sefina acquisition	16.6
Unrealized foreign exchange loss on contingent consideration	1.1

Balance as of March 31, 2011	$17.7

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
     Certain parts of the Company’s operations in Canada and Europe expose the Company to fluctuations in foreign exchange rates. The Company’s goal is to reduce its exposure to such foreign exchange risks on its foreign currency cash flows and fair value fluctuations on recognized foreign currency denominated assets, liabilities and unrecognized firm commitments to acceptable levels primarily through the use of foreign exchange-related derivative financial instruments. From time to time, the Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
     The Company maintains gold inventory in quantities expected to be sold in a reasonable period of time in the normal course of business. The Company generally enters into agreements for forward delivery. The prices paid in the forward delivery contracts are generally variable within a capped or collared price range. Forward derivative contracts on gold are entered into to manage the price risk associated with forecasted sales of gold inventory in the Company’s pawn shops in the United Kingdom.
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
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of March 31, 2011, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.
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
     As of March 31, 2011, the Company had the following outstanding derivatives:

		Pay Fixed Strike	Receive Floating	Receive Floating
Foreign Currency Derivatives	Pay Fixed Notional	Rate	Notional	Index
USD-CAD Cross Currency Swap	CAD 181,183,832	8.75%	$157,575,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 60,661,648	7.47%	$52,525,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 82,755,525	7.41%	$71,625,000	3 mo. LIBOR + 2.75% per annum
Non-designated Hedges of Commodity Risk
     In the normal course of business, the Company maintains inventories of gold at its pawn shops in the United Kingdom. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2011, the Company’s subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.
The table below presents the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2010 and March 31, 2011 (in millions).

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$47.4

Total derivatives not designated as hedging instruments		$—		$47.4

	Asset Derivatives		Liability Derivatives
	As of March 31, 2011		As of March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$—
Cross Currency Swaps	Derivatives	—	Derivatives	73.1

Total derivatives not designated as hedging instruments		$—		$73.1

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the nine month periods ending March 31, 2010 and 2011 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending March 31, 2010
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Commodity Options	$—		$—	Other income / (expense)	$—
Foreign Exchange Contracts	—	Foreign currency gain / (loss)	—	Other income / (expense)	—
Cross Currency Swaps	(2.7)	Extinguishment of Debt	(3.9)	Other income / (expense)	(21.9)
		Interest Expense	(2.3)
		Tax Benefit	1.8

Total	$(2.7)		$(4.4)		$(21.9)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending March 31, 2011
				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain or	Location of Gain or	Amount of Gain or	Income on Derivative	Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on Derivative	from Accumulated	from Accumulated	and Amount Excluded	and Amount Excluded
Derivatives in Cash Flow	(Effective Portion),	OCI into Income	OCI into Income	from Effectiveness	from Effectiveness
Hedging Relationships	net of tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Commodity Options	$—		$—	Other income / (expense)	$—
Cross Currency Swaps	$—	Interest Expense	$(4.8)	Loss on derivatives not designated as hedges	$(34.2)
		Tax Benefit	1.3

Total	$—		$(3.5)		$(34.2)

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
     As of March 31, 2011, the fair value of derivatives is in a net liability position of $74.3 million. This amount includes accrued interest but excludes any adjustment for non-performance risk. As of March 31, 2011, the Company has not posted, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at its termination value of $74.3 million at March 31, 2011.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Comprehensive Income
     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 7). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2011	2010	2011
Net income	$(12.3)	$15.6	$0.1	$47.5
Foreign currency translation adjustment(1)	(18.8)	7.5	(11.1)	3.2
Fair value adjustments for derivatives, net(2)	—	—	(2.7)	—
Amortization of accumulated other comprehensive income related to dedesignated cash flow hedges (3)	1.1	1.1	4.5	3.6

Comprehensive income	(30.0)	24.2	(9.2)	54.3
Net income (loss) applicable to non-controlling interests	(0.1)	(0.1)	(0.1)	(0.5)

Comprehensive income attributable to Dollar Financial Corp.	$(29.9)	$24.3	$(9.1)	$54.8

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $10.5 million and $17.5 million as of March 31, 2010 and 2011, respectively.

(2)	Net of $0.9 million of tax for the nine months ended March 31, 2010.

(3)	Net of $0.5 million and $0.4 million of tax for the three months ended March 31, 2010 and 2011, respectively. For the nine months ended March 31, 2010 and 2011, the tax was $1.8 million and $1.2 million, respectively.
Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $8.0 million at March 31, 2011, compared to $10.6 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2010.
9. Income Taxes
Income Tax Provision
     The provision for income taxes was $11.5 million for the nine months ended March 31, 2010 compared to a provision of $26.3 million for the nine months ended March 31, 2011. The Company’s effective tax rate was 99.2% for the nine months ended March 31, 2010 and was 35.7% for the nine months ended March 31, 2011. The decrease in the effective tax rate for the nine months ended March 31, 2011 as compared to the prior year was primarily a result of lower global statutory tax rates, the lower statutory tax rates associated with the Company’s recently acquired Scandinavian business and the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2011, the Company maintained deferred tax assets of $117.7 million, which are offset by a valuation allowance of $88.1 million, which represents a decrease of $8.2 million in the net deferred tax asset during the nine months ended March 31, 2011. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
US increase/(decrease)	0.8	2.9	(2.1)
Foreign increase/(decrease)	(5.9)	0.2	(6.1)

Balance at March 31, 2011	$117.7	$88.1	$29.6

The $117.7 million in deferred tax assets consists of $46.0 million related to net operating losses and other temporary differences, $53.1 million related to foreign tax credits and $18.6 million in foreign deferred tax assets. At March 31, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $46.0 million, which reflects a decrease of $2.1 million during the period. The net operating loss carry forward at June 30, 2010 was $68.3 million and at March 31, 2011 was $71.3 million. The $3.0 million increase was the result of a Competent Authority settlement for 2004-2005 which among other things increased the Company’s net operating loss by $3.0 million. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.1 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $18.6 million, which is offset by a valuation allowance of $1.2 million related to the Canadian cross-currency interest rate swaps.
Effective July 1, 2009, the Company adopted ASC 470-20 (formerly FSP APB 14-1). The adoption of this standard required the Company to establish an initial deferred tax liability related to the Convertible Notes, which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the Convertible Notes discount accretes to zero over the expected life of the Convertible Notes. The deferred tax liability associated with the Convertible Notes serves as a source of recovery of the Company’s deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because the Company historically has recorded and continues to record a valuation allowance on the tax benefits associated with its U.S. subsidiary losses, the reversal of the deferred tax liability associated with the Notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At March 31, 2011, the deferred tax liability associated with the Convertible Notes was $12.1 million. For purposes of balance sheet presentation, the deferred tax liability related to the Convertible Notes has been netted against the Company’s deferred tax asset.
At June 30, 2010, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2011, the Company had $13.3 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.
The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company had approximately $1.5 million of accrued interest related to uncertain tax positions, which represents a $0.6 million increase during the nine months ended March 31, 2011. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
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
Settled Canadian Class Actions
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
Provisions for Settlement of Canadian Actions
     As of March 31, 2011, an aggregate of approximately CAD 50.2 million is included in the Company’s accrued liabilities relating to the Canadian class action proceedings described above. The class action proceedings settled to date have consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 31.4 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at March 31, 2011 and additional accruals may be required in the future.
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
     In October 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and InstaLoans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false/misleading advertising, along with claims for CAD 60 million in damages, against NMM’s print, television and internet advertising which features Cash Store’s higher payday loan costs as compared to NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. In late October 2010, the Cash Store abandoned its motion to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMMs’ attorneys’ fees incurred to defeat Cash Store’s injunction motion. In April 2011, having been notified that the Cash Store intends to further pursue the claims alleged in its complaint, NMM intends to file a Statement of Defence in May 2011. NMM will vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.
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
We The People Legal Proceedings
     In February 2010, the subsidiaries through which the Company operated its We The People (“WTP”) business, We The People USA, Inc. and its wholly owned subsidiary, We The People LLC (collectively, the “WTP Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “WTP Bankruptcy Proceedings”) in U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In October 2010, the WTP Debtors filed with the Bankruptcy Court a plan of liquidation under Chapter 11 of the bankruptcy code (the “Plan”). The Plan was approved by the Bankruptcy Court in December 2010 and became effective as of December 30, 2010 (the “Effective Date”). As of the Effective Date, the WTP Debtors were released from all claims against them and certain assets of the WTP business were transferred to the remaining WTP franchisees. In accordance with the Plan, the Company funded $1.8 million into the bankruptcy estates of the WTP Debtors during the three months ended December 31, 2010 in order to satisfy creditors’ claims. An aggregate of approximately $1.8 million had been included in the Company’s accrued expenses relating to WTP Bankruptcy Proceedings and the litigation that had been pending against the WTP Debtors and the Company related to

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the WTP business prior to the approval of the Plan by the Bankruptcy Court as of the Effective Date. On March 30, 2011, the Bankruptcy Court entered a final decree approving final distributions, allowing the liquidation trust to abandon WTP Debtors property and formally closing the WTP Bankruptcy Proceedings.
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
11. Segment Information
     The Company classifies its businesses into four reportable segments: U.S. Retail, Dealers’ Financial Services, Canada and Europe. These four reporting segments have been identified giving consideration to geographic area, products offered and regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable with in each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principle products and services may be offered in all of its geographic jurisdictions. The Europe reporting segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland and the Company’s businesses in Poland. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in United States Retail, Dealer’s Financial Services, Canada and Europe.
     The primary service offerings of the United States Retail, Canada, and Europe reportable segments are single-payment consumer loans, check cashing, money transfers, pawn loans and sales, gold sales and other ancillary services. As a result of the maturation level of the retail locations, mix of service offerings and diversity in the respective geographic regulatory environments, there are differences in each reporting segment’s profit margins.

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(In millions)
		Dealers’
	United States	Financial
	Retail	Services	Canada	Europe	Other	Total
As of and for the three months ended March 31, 2010
Total assets	$250.6	$131.8	$616.5	$240.9	$25.2	$1,265.0
Goodwill and other intangibles, net	208.3	115.9	190.2	79.2	—	593.6
Sales to unaffiliated customers:
Consumer lending	15.1	—	36.3	26.7	—	78.1
Check cashing	14.0	—	15.8	7.4	—	37.2
Money transfer fees	1.2	—	3.9	1.5	—	6.6
Pawn service fees and sales	—	—	—	4.8	—	4.8
Gold sales	0.1	—	5.0	7.9	—	13.0
Other	2.7	6.9	10.0	4.0	—	23.6

Total sales to unaffiliated customers	33.1	6.9	71.0	52.3	—	163.3
Provision for loan losses	2.1	—	3.5	4.6	—	10.2
Depreciation and amortization	0.7	1.6	1.7	1.6	0.3	5.9
Interest expense, net	—	—	17.5	0.4	4.0	21.9
Loss on extinguishment of debt	—	—	—	—	0.7	0.7
Unrealized foreign exchange (gain) loss	—	—	(16.0)	0.2	0.1	(15.7)
Loss on derivatives not designated as hedges	—	—	18.6	—	—	18.6
Provision for litigation settlements	—	—	22.4	—	4.2	26.6
Loss on store closings	1.2	—	0.1	—	0.3	1.6
Other (income) expense, net	—	(0.1)	(0.8)	(0.1)	1.3	0.3
Income (loss) before income taxes	7.2	3.1	(19.3)	10.9	(16.5)	(14.6)
Income tax (benefit) provision	(0.4)	—	(5.0)	3.1	—	(2.3)

As of and for the nine months ended March 31, 2010
Sales to unaffiliated customers:
Consumer lending	51.1	—	109.7	77.5	—	238.3
Check cashing	36.1	—	51.4	26.1	—	113.6
Money transfer fees	3.7	—	12.1	4.7	—	20.5
Pawn service fees and sales	—	—	—	13.3	—	13.3
Gold sales	0.3	—	7.5	24.2	—	32.0
Other	7.8	7.5	23.6	12.4	0.5	51.8

Total sales to unaffiliated customers	99.0	7.5	204.3	158.2	0.5	469.5
Provision for loan losses	8.9	—	11.8	13.9		34.6
Depreciation and amortization	3.0	1.7	5.0	4.8	1.0	15.5
Interest expense, net	—	—	29.5	3.6	13.3	46.4
Loss on extinguishment of debt	—	—	3.6	4.7	1.2	9.5
Unrealized foreign exchange (gain) loss	—	—	(20.0)	8.1	0.1	(11.8)
Loss on derivatives not designated as hedges	—	—	21.9	—	—	21.9
Provision for litigation settlements	—	—	22.4	—	5.5	27.9
Loss on store closings	1.4	—	0.8	—	1.0	3.2
Other (income) expense, net	—	(0.1)	(0.8)	0.5	2.1	1.7
Income (loss) before income taxes	17.5	3.3	10.2	20.3	(39.7)	11.6
Income tax provision	2.1	—	3.2	6.2	—	11.5

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(In millions)
		Dealers’
	United States	Financial
	Retail	Services	Canada	Europe	Other	Total
As of and for the three months ended March 31, 2011
Total assets	$258.9	$113.2	$433.5	$713.9	$36.5	$1,556.0
Goodwill and other intangibles, net	206.0	108.4	216.8	197.0	—	728.2
Sales to unaffiliated customers:
Consumer lending	14.6	—	41.8	44.3	—	100.7
Check cashing	12.9	—	17.1	6.7	—	36.7
Money transfer fees	1.1	—	4.4	1.9	—	7.4
Pawn service fees and sales	—	—	—	16.6	—	16.6
Gold sales	0.6	—	3.6	8.1	—	12.3
Other	3.2	5.4	10.9	4.6	—	24.1

Total sales to unaffiliated customers	32.4	5.4	77.8	82.2	—	197.8
Provision for loan losses	1.2	—	6.6	10.7	—	18.5
Depreciation and amortization	0.6	1.5	2.2	2.6	0.5	7.4
Interest expense, net	—	(0.1)	13.2	3.6	6.3	23.0
Unrealized foreign exchange (gain) loss	—	—	(13.0)	2.2	0.7	(10.1)
Loss on derivatives not designated as hedges	—	—	9.6	—	—	9.6
Provision for litigation settlements	—	—	—	—	0.1	0.1
Loss on store (gain) closings	0.1	—	0.2	—	(0.2)	0.1
Other (income) expense, net	—	(0.1)	(0.6)	4.2	(2.7)	0.8
Income (loss) before income taxes	9.2	1.2	14.9	8.6	(8.6)	25.3
Income tax provision	2.8	0.1	3.0	3.8	—	9.7

As of and for the nine months ended March 31, 2011
Sales to unaffiliated customers:
Consumer lending	47.0	—	126.3	118.7	—	292.0
Check cashing	32.1	—	54.0	22.6	—	108.7
Money transfer fees	3.4	—	13.6	5.5	—	22.5
Pawn service fees and sales	—	—	—	30.1	—	30.1
Gold sales	1.6	—	11.3	21.8	—	34.7
Other	9.1	17.4	24.4	15.6	—	66.5

Total sales to unaffiliated customers	93.2	17.4	229.6	214.3	—	554.5
Provision for loan losses	5.4	—	15.7	27.8	—	48.9
Depreciation and amortization	2.0	4.6	5.7	6.7	1.4	20.4
Interest expense, net	—	(0.1)	48.7	4.3	13.6	66.5
Unrealized foreign exchange (gain) loss	—	—	(47.1)	2.1	2.5	(42.5)
Loss on derivatives not designated as hedges	—	—	34.2	—	—	34.2
(Proceeds from) provision for litigation settlements	—	—	(4.0)	—	0.2	(3.8)
Loss (gain) on store closings	0.3	—	0.4	—	(0.1)	0.6
Other (income) expense, net	—	(0.1)	(2.0)	4.4	1.1	3.4
Income (loss) before income taxes	22.1	5.2	46.7	32.5	(32.7)	73.8
Income tax provision	3.8	0.4	10.9	11.2	—	26.3

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
     The Guarantees of the 2016 Notes will:

•	be senior unsecured obligations of the applicable Guarantor;

•	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

•	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

•	be effectively junior to an indebtedness of such Guarantor, including indebtedness under the Company’s Global
Revolving Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.
     Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at March 31, 2011 and June 30, 2010 and the condensed consolidating statements of operations and cash flows for the three and nine months ended March 31, 2011 and 2010 of Dollar Financial Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

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

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended March 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$36.3	$15.1	$26.7	$—	$78.1
Check cashing	—	15.9	14.0	7.3	—	37.2
Other	—	18.8	4.0	25.2	—	48.0

Total revenues	—	71.0	33.1	59.2	—	163.3

Operating expenses:
Salaries and benefits	—	14.8	12.2	12.9	—	39.9
Provision for loan losses	—	3.5	2.1	4.6	—	10.2
Occupancy	—	4.1	3.4	3.5	—	11.0
Depreciation	—	1.4	0.7	1.3	—	3.4
Other	—	14.0	5.4	15.4	—	34.8

Total operating expenses	—	37.8	23.8	37.7	—	99.3

Operating margin	—	33.2	9.3	21.5	—	64.0

Corporate and other expenses:
Corporate expenses	—	5.6	12.5	4.0	—	22.1
Intercompany charges	—	4.6	(6.5)	1.9	—	—
Other depreciation and amortization	—	0.3	0.3	1.9	—	2.5
Interest expense, net	3.6	17.5	0.4	0.4	—	21.9
Loss on extingiushment of debt	0.7	—	—	—	—	0.7
Unrealized foreign exchange (gain) loss	—	(16.0)	0.1	0.2	—	(15.7)
Loss on derivatives not designated as hedges	—	18.6	—	—	—	18.6
Provision for litigation settlements	—	22.4	4.2	—	—	26.6
Loss on store closings	—	0.2	1.1	0.3	—	1.6
Other (income) expense, net	—	(0.4)	1.0	(0.3)	—	0.3

(Loss) income before income taxes	(4.3)	(19.6)	(3.8)	13.1	—	(14.6)
Income tax (benefit) provision	—	(5.0)	(0.4)	3.1	—	(2.3)

Net (loss) income	(4.3)	(14.6)	(3.4)	10.0	—	(12.3)
Less: Net loss attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Equity in net (loss) income of subsidiaries:
National Money Mart Company	(14.6)	—	—	—	14.6	—
Guarantors	(3.4)	—	—	—	3.4	—
Non-guarantors	10.1	—	—	—	(10.1)	—

Net (loss) income attributable to Dollar Financial Corp.	$(12.2)	$(14.6)	$(3.4)	$10.1	$7.9	$(12.2)

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Nine Months ended March 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$109.7	$51.1	$77.5	$—	$238.3
Check cashing	—	51.4	36.1	26.1	—	113.6
Other	—	43.2	11.8	62.6	—	117.6

Total revenues	—	204.3	99.0	166.2	—	469.5

Operating expenses:
Salaries and benefits	—	42.8	37.8	33.7	—	114.3
Provision for loan losses	—	11.8	8.9	13.9	—	34.6
Occupancy	—	12.0	10.7	10.0	—	32.7
Depreciation	—	4.0	3.1	3.8	—	10.9
Other	—	34.5	17.2	44.8	—	96.5

Total operating expenses	—	105.1	77.7	106.2	—	289.0

Operating margin	—	99.2	21.3	60.0	—	180.5

Corporate and other expenses:
Corporate expenses	—	15.0	38.9	11.5	—	65.4
Intercompany charges	—	15.5	(22.1)	6.6	—	—
Other depreciation and amortization	—	1.0	1.0	2.7	—	4.7
Interest expense, net	11.8	29.5	1.5	3.6	—	46.4
Loss on extinguishment of debt	0.5	3.6	0.7	4.7	—	9.5
Unrealized foreign exchange (gain) loss	—	(20.0)	0.1	8.1	—	(11.8)
Loss on derivatives not designated as hedges	—	21.9	—	—	—	21.9
Provision for litigation settlements	—	22.4	5.5	—	—	27.9
Loss on store closings	—	0.9	1.4	0.9	—	3.2
Gain on sale of subsidiary	—	—	(140.0)	—	140.0	—
Other expense, net	—	0.2	1.1	0.4	—	1.7

(Loss) income before income taxes	(12.3)	9.2	133.2	21.5	(140.0)	11.6

Income tax (benefit) provision	(0.3)	3.2	2.3	6.3	—	11.5

Net (loss) income	(12.0)	6.0	130.9	15.2	(140.0)	0.1

Less: Net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Equity in net income of subsidiaries
National Money Mart Company	6.0	—	—	—	(6.0)	—
Guarantors	130.9	—	—	—	(130.9)	—
Non-guarantors	15.3	—	—	—	(15.3)	—

Net income attributable to Dollar Financial Corp.	$140.2	$6.0	$130.9	$15.3	$(292.2)	$0.2

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Nine Months Ended March 31, 2010
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$140.2	$6.0	$130.9	$15.2	$(292.2)	$0.1
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(152.2)	—	—	—	152.2	—
Depreciation and amortization	0.6	6.2	4.5	6.7	—	18.0
Loss on extinguishment of debt	0.5	3.6	0.7	4.7		9.5
Change in fair value of derivatives not designated as hedges	—	17.1	—	—		17.1
Provision for loan losses	—	11.8	8.9	13.9	—	34.6
Non-cash stock compensation	4.7	—	—	—	—	4.7
Losses on disposal of fixed assets	—	0.1	0.2	—	—	0.3
Unrealized foreign exchange (gain) loss	—	(20.3)	—	8.3	—	(12.0)
Deferred tax provision	—	(1.1)	3.6	(4.9)	—	(2.4)
Accretion of debt discount and deferred issuance costs	7.0	1.7	—	0.7	—	9.4
Change in assets and liabilities (net of effect of acquisitions):
(Increase) in loans and other receivables	—	(13.7)	(5.0)	(28.2)	—	(46.9)
Decrease (increase) in prepaid expenses and other	—	6.5	(2.6)	10.1	(15.5)	(1.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	41.1	(4.5)	(3.9)	15.5	48.2

Net cash provided by operating activities	0.8	59.0	136.7	22.6	(140.0)	79.1

Cash flows from investing activities:
Acquisitions, net cash acquired	—	—	(0.3)	(123.5)	—	(123.8)
Additions to property and equipment	—	(4.8)	(2.6)	(10.9)	—	(18.3)
Net decrease (increase) in due from affiliates	32.8	(228.7)	(152.9)	208.8	140.0	—

Net cash provided by (used in) investing activities	32.8	(233.5)	(155.8)	74.4	140.0	(142.1)

Cash flows from financing activities:
Proceeds from sale of 10.375% Senior Notes due 2016	—	596.4	—	—	—	596.4
Proceeds from exercise of stock options	1.4	—	—	—	—	1.4
Repayment of term loan notes	—	(272.6)	—	(78.5)	—	(351.1)
Other debt payments	—	—	—	(7.0)	—	(7.0)
Payment of convertible debt	(32.0)	—	—	—	—	(32.0)
Net increase in revolving credit facilities	—	—	14.2	—	—	14.2
Payment of debt issuance and other costs	(2.3)	(15.6)	(1.6)	(0.2)	—	(19.7)

Net cash (used in) provided by financing activities	(32.9)	308.2	12.6	(85.7)	—	202.2

Effect of exchange rate changes on cash and cash equivalents	—	26.0	—	(3.8)	—	22.2

Net increase (decrease) in cash and cash equivalents	0.7	159.7	(6.5)	7.5	—	161.4

Cash and cash equivalents balance-beginning of period	0.1	138.4	30.3	40.8	—	209.6

Cash and cash equivalents balance-end of period	$0.8	$298.1	$23.8	$48.3	$—	$371.0

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheets
March 31, 2011
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$0.3	$88.0	$31.5	$241.5	$—	$361.3
Consumer loans, net	—	31.0	19.5	67.7	—	118.2
Pawn loans, net	—	0.1	—	128.4	—	128.5
Loans in default, net	—	5.8	0.1	4.8	—	10.7
Other receivables	0.3	17.0	3.8	8.1	—	29.2
Prepaid expenses and other current assets	—	8.1	6.6	20.6	—	35.3

Total current assets	0.6	150.0	61.5	471.1	—	683.2
Deferred tax asset, net of valuation allowance	—	16.5	—	1.0	—	17.5
Intercompany receivables	260.2	179.7	—	—	(439.9)	—
Property and equipment, net	—	30.3	15.6	42.8	—	88.7
Goodwill and other intangibles	—	216.8	315.0	196.4	—	728.2
Debt issuance costs, net	1.2	16.3	2.0	1.9	—	21.4
Investment in subsidiaries	147.4	297.2	35.1	—	(479.7)	—
Other	—	0.8	16.1	0.1	—	17.0

Total Assets	$409.4	$907.6	$445.3	$713.3	$(919.6)	$1,556.0

Current Liabilities
Accounts payable	$0.6	$13.4	$13.3	$7.5	$—	$34.8
Income taxes payable	—	—	1.0	6.2	—	7.2
Accrued expenses and other liabilities	2.1	59.1	22.8	36.5	—	120.5
Debt due within one year	—	—	—	158.6	—	158.6

Total current liabilities	2.7	72.5	37.1	208.8	—	321.1
Fair value of derivatives	—	73.1	—	—	—	73.1
Long-term deferred tax liability	—	7.3	21.3	2.2	—	30.8
Long-term debt	129.4	596.9	—	69.9	—	796.2
Intercompany payables	—	—	226.4	213.5	(439.9)	—
Other non-current liabilities	—	35.7	13.1	9.2	—	58.0

Total liabilities	132.1	785.5	297.9	503.6	(439.9)	1,279.2

Total Dollar Financial Corp. stockholders’ equity	277.3	122.1	147.4	210.2	(479.7)	277.3
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	277.3	122.1	147.4	209.7	(479.7)	276.8

Total Liabilities and Stockholders’ Equity	$409.4	$907.6	$445.3	$713.3	$(919.6)	$1,556.0

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Three Months ended March 31, 2011
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$41.8	$14.7	$44.2	$—	$100.7
Check cashing	—	17.1	12.9	6.7	—	36.7
Other	—	18.9	10.2	31.3	—	60.4

Total revenues	—	77.8	37.8	82.2	—	197.8

Operating expenses:
Salaries and benefits	—	16.0	12.7	17.5	—	46.2
Provision for loan losses	—	6.6	1.2	10.7	—	18.5
Occupancy	—	4.8	3.3	5.2	—	13.3
Depreciation	—	1.5	0.7	2.1	—	4.3
Other	—	12.9	6.9	18.6	—	38.4

Total operating expenses	—	41.8	24.8	54.1	—	120.7

Operating margin	—	36.0	13.0	28.1	—	77.1

Corporate and other expenses:
Corporate expenses	—	5.7	14.7	4.8	—	25.2
Intercompany charges	—	5.7	(9.9)	4.2	—	—
Other depreciation and amortization	—	0.5	2.1	0.5	—	3.1
Interest expense, net	3.4	13.2	2.8	3.6	—	23.0
Unrealized foreign exchange (gain) loss	—	(13.0)	0.7	2.2	—	(10.1)
Loss on derivatives not designated as hedges	—	9.6	—	—	—	9.6
Provision for litigation settlements	—	—	0.1	—	—	0.1
Loss (gain) on store closings	—	0.2	(0.1)	—	—	0.1
Other (income) expense, net	—	(0.1)	(0.3)	1.2	—	0.8

(Loss) income before income taxes	(3.4)	14.2	2.9	11.6	—	25.3
Income tax provision	—	3.0	2.9	3.8	—	9.7

Net (loss) income	(3.4)	11.2	—	7.8	—	15.6

Less: Net loss attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	11.2	—	—	—	(11.2)	—

Guarantors	—	—	—	—	—	—
Non-guarantors	7.9	—	—	—	(7.9)	—

Net income (loss) attributable to Dollar Financial Corp.	$15.7	$11.2	$—	$7.9	$(19.1)	$15.7

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Operations
Nine Months ended March 31, 2011
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$126.3	$47.0	$118.7	$—	$292.0
Check cashing	—	53.9	32.1	22.7	—	108.7
Other	—	49.4	31.5	72.9	—	153.8

Total revenues	—	229.6	110.6	214.3	—	554.5

Operating expenses:
Salaries and benefits	—	46.9	38.4	44.4	—	129.7
Provision for loan losses	—	15.7	5.4	27.8	—	48.9
Occupancy	—	13.6	9.9	13.4	—	36.9
Depreciation	—	4.3	2.2	5.3	—	11.8
Other	—	37.9	19.9	54.0	—	111.8

Total operating expenses	—	118.4	75.8	144.9	—	339.1

Operating margin	—	111.2	34.8	69.4	—	215.4

Corporate and other expenses:
Corporate expenses	—	17.1	43.6	13.9	—	74.6
Intercompany charges	—	16.1	(27.2)	11.1	—	—
Other depreciation and amortization	—	1.2	6.0	1.4	—	8.6
Interest expense, net	10.2	48.6	3.4	4.3	—	66.5
Unrealized foreign exchange (gain) loss	—	(47.1)	2.5	2.1	—	(42.5)
Loss on derivatives not designated as hedges	—	34.2	—	—	—	34.2
(Proceeds from) provision for litigation settlements	—	(4.0)	0.2	—	—	(3.8)
Loss on store closings	—	0.4	0.2	—	—	0.6
Other (income) expense, net	—	(0.4)	(0.6)	4.4	—	3.4

(Loss) income before income taxes	(10.2)	45.1	6.7	32.2	—	73.8
Income tax provision	—	11.0	4.2	11.1	—	26.3

Net (loss) income	(10.2)	34.1	2.5	21.1	—	47.5

Less: Net loss attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	34.1	—	—	—	(34.1)	—
Guarantors	2.5	—	—	—	(2.5)	—
Non-guarantors	21.6	—	—	—	(21.6)	—

Net income (loss) attributable to Dollar Financial Corp.	$48.0	$34.1	$2.5	$21.6	$(58.2)	$48.0

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statements Of Cash Flows
Nine Months Ended March 31, 2011
(In millions)

	Dollar	National	DFG
	Financial	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$48.0	$34.1	$2.5	$21.1	$(58.2)	$47.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(58.2)	—	—	—	58.2	—
Depreciation and amortization	0.6	7.3	8.7	6.6	—	23.2
Change in fair value of derivative not designated as a hedge	—	20.5	—	—	—	20.5
Provision for loan losses	—	15.7	5.4	27.8	—	48.9
Non-cash stock compensation	3.8	—	—	—	—	3.8
Losses on disposal of fixed assets	—	0.2	0.6	—	—	0.8
Unrealized foreign exchange (gain) loss	—	(47.1)	—	4.6	—	(42.5)
Deferred tax provision	—	6.6	4.1	0.3	—	11.0
Accretion of debt discount and deferred issuance costs	6.2	5.1	—	—	—	11.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	—	(15.1)	(3.0)	(58.3)	—	(76.4)
Increase in prepaid expenses and other	—	(2.8)	(1.6)	(0.9)	—	(5.3)
Increase (decrease) in accounts payable,
accrued expenses and other liabilities	1.7	(7.9)	(3.5)	(26.3)	—	(36.0)

Net cash provided by (used in) operating activities	2.1	16.6	13.2	(25.1)	—	6.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.3)	1.6	(56.4)	—	(74.1)
Additions to property and equipment	—	(5.5)	(4.8)	(19.2)	—	(29.5)
Net (increase) decrease in due from affiliates	(7.2)	(135.7)	3.2	139.7	—	—

Net cash (used in) provided by investing activities	(7.2)	(160.5)	—	64.1	—	(103.6)

Cash flows from financing activities:
Proceeds from the exercise of stock options	0.3	—	—	—	—	0.3
Net increase in revolving credit facilities	—	—	—	154.2	—	154.2
Payment of debt issuance and other costs	(0.3)	(2.2)	—	(1.8)	—	(4.3)

Net cash provided by (used in) financing activities	—	(2.2)	—	152.4	—	150.2

Effect of exchange rate changes on cash and cash equivalents	—	15.5	—	1.1	—	16.6

Net (decrease) increase in cash and cash equivalents	(5.1)	(130.6)	13.2	192.5	—	70.0

Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$0.3	$88.0	$31.5	$241.5	$—	$361.3

DOLLAR FINANCIAL CORP.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Pending Acquisitions
On August 25, 2010, the Company entered into a share purchase agreement (the “Folkia Agreement”) to acquire all of the capital stock of Folkia AS (“Folkia”). The completion of the transaction is contingent upon customary closing conditions. On December 31, 2010, the Company announced that it had informed the sellers’ representative that the conditions precedent to closing under the Folkia Agreement had not been satisfied. Subsequent thereto, each party asserted that the other was in material breach of the Folkia Agreement, and the sellers purportedly terminated the Folkia Agreement. At this time, the Company cannot provide any assurances that the Folkia transaction will be completed, or as to the outcome of any of such allegations of breach.
14. Subsequent Events
     As discussed in Note 3, on April 1, 2011, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., completed its acquisition of Purpose U.K. Holdings Limited, a leading provider of online short-term loans in the United Kingdom.
     On April 13, 2011, the Company completed an underwritten public offering of 6.0 million shares of DFC common stock at a price to the public of $20.75 per share. Net proceeds to the Company from the offering were approximately $116.9 million, after deducting the underwriting discount and the Company’s offering expenses. On April 25, 2011, the underwriters exercised their overallotment option under the terms of the underwriting agreement to purchase 672,142 additional shares of DFC common stock and surrendered their rights with respect to the remaining shares covered by such option. Net proceeds to the Company from the sale of the overallotment shares were approximately $13.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
          Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q, (i) the terms “fiscal year” and “fiscal” refer to the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the lawful currency of Canada, (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland, (v) references to “SEK” refer to the Swedish Krona, the lawful currency of Sweden and (vi) references to “EUR” refer to the Euro, the lawful currency of the European Union .
Executive Summary
Overview
     We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers. Through our retail storefront locations as well as by other means, such as via the Internet, we provide a range of consumer financial products and services in seven countries: Canada, the United Kingdom, the United States, the Republic of Ireland, Poland, Sweden and Finland to customers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions.
     We believe that our networks of retail locations in Canada and the United Kingdom are the largest of their kind in each of those countries. As a result of our acquisition of Sefina Finance AB on December 31, 2010, we believe that we are also the largest pawn lender in each of Sweden and Finland. At March 31, 2011, our global retail operations consisted of 1,236 locations, of which 1,144 are company-owned financial services stores, conducting business primarily under the names Money Mart®, The Money Shop®, Loan Mart®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina® and MoneyNow®. Through our branded Military Installment Loan and Education Services, or MILES®, program offered by our Dealers’ Financial Services, LLC subsidiary which we acquired in December 2009, we also provide fee based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank.
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
     As we continue to diversify our organization, we expect the contributions to our revenue and profitability from fee-based financial processing and origination services to increase. During the nine months ended March 31, 2011, nearly 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as check cashing, money transfers, gold purchasing, foreign exchange, secured pawn lending and fee-based income generated from the MILES program.
     During our fiscal 2010, we entered into settlement agreements in connection with class action litigation commenced against us in the Canadian provinces of Ontario, British Columbia, Nova Scotia, New Brunswick and Newfoundland, in each case related to alleged violations of Canadian laws regarding usury. Purported class actions against us in the provinces of Alberta and Manitoba are still open. As of March 31, 2011, we have included approximately CAD 50.2 million (of which CAD 31.4 million is expected to relate to vouchers issued to class members that will not result in any cash outlay from us) in accrued liabilities related to the settled actions. As a result of these settlements, and the relatively recent advent of provincial regulation in Canada over the short term consumer loan industry, we intend to leverage our multi-product store platform and position as a low cost provider in the market by offering products and services at prices below many of our Canadian competitors and otherwise to seek to enhance our current share of the Canadian market.
     Since April 2009, we have acquired eleven businesses with an aggregate purchase price of approximately $467 million. This includes our December 2009 purchase of DFS, for which we paid a purchase price of approximately $123 million, our December 31, 2010 acquisition of Sefina, with a purchase price of approximately $90.6 million, including contingent consideration, and our April 1, 2011 acquisition of Purpose U.K. Holdings Limited, for which we paid a purchase price of approximately $195.0 million. During fiscal 2011, we also completed the acquisitions of two of our Canadian franchisees with 19 stores for an aggregate purchase price of $20.5 million. We also completed the acquisition of one U.K. store during fiscal 2011 for a nominal amount.
Recent Events
     At our Annual Meeting of Stockholders on November 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 55,500,000 to 100,000,000.
     On December 31, 2010, we consummated the acquisition of Sefina Finance AB, a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through its 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash, excluding accrued interest, is payable to the seller in equal installments. We paid the first installment on March 31, 2011, and the remaining two installments are due on June 30, 2011 and September 30, 2011. Furthermore, we are obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive twelve month periods following the closing of the acquisition estimated to be approximately $16.6 million.
     On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented in this report were retroactively adjusted to give effect to the stock split.
     On March 3, 2011, we replaced our existing bank facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility provides for a $200.0 million global revolving credit facility, with potential to further increase our available borrowings under the facility to $250.0 million. Availability under the new global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S. and Canadian operations, our U.K.-based retail and Payday Express online operations and our U.K.-based pawn loan collateral. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base or $75 million. Borrowings under the new global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings is derived from a pricing grid based on the our consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S.

Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus 1/2 of 1% plus 300 basis points. The new facility will mature on March 1, 2015.
     On April 1, 2011, we completed our acquisition of Purpose U.K. Holdings Limited, a leading provider of online short-term loans in the United Kingdom. Purpose U.K. Holdings Limited, which is commonly referred to as “Money End Money” or “MEM” and operates primarily under the brand name Payday UK, provides loans through both internet and telephony-based technologies throughout the United Kingdom. The purchase price for the acquisition was $195.0 million, all of which was paid in cash at the closing with a combination of available cash and GBP 95 million ($152.5 million) borrowed by under our new global revolving credit facility.
     On April 13, 2011, we completed an underwritten public offering of 6.0 million shares of our common stock at a price to the public of $20.75 per share. The net proceeds from the offering were approximately $116.9 million, after deducting the underwriting discount and our offering expenses. On April 25, 2011, the underwriters exercised their overallotment option under the terms of the underwriting agreement to purchase 672,142 additional shares of our common stock and surrendered their rights with respect to the remaining shares covered by such option. The net proceeds from the sale of the overallotment shares were approximately $13.2 million.
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
     Management believes there have been no significant changes during the nine months ended March 31, 2011, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations
The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2011		2010		2011
			(Dollars in thousands, except per share amounts)
Total revenues:
Consumer lending	$78,062	47.8%	$100,712	50.9%	$238,250	50.7%	$292,009	52.7%
Check cashing	37,236	22.8%	36,626	18.5%	113,575	24.2%	108,669	19.6%
Money transfer fees	6,609	4.0%	7,340	3.7%	20,523	4.4%	22,476	4.1%
Pawn service fees and sales	4,814	2.9%	16,589	8.4%	13,302	2.8%	30,103	5.4%
Gold sales	13,040	8.0%	12,318	6.2%	32,052	6.8%	34,696	6.3%
Other	23,587	14.5%	24,235	12.3%	51,843	11.1%	66,568	11.9%

Total consolidated revenues	163,348	100.0%	197,820	100.0%	469,545	100.0%	554,521	100.0%

Operating expenses:
Salaries and benefits	39,882	24.4%	46,201	23.4%	114,341	24.4%	129,688	23.4%
Provision for loan losses	10,220	6.3%	18,428	9.3%	34,578	7.4%	48,865	8.8%
Occupancy	10,974	6.7%	13,256	6.7%	32,659	7.0%	36,867	6.6%
Cost of goods sold	9,285	5.7%	7,546	3.8%	22,694	4.8%	22,422	4.0%
Depreciation	3,424	2.1%	4,247	2.1%	10,869	2.3%	11,774	2.1%
Other	25,603	15.6%	30,994	15.7%	73,938	15.7%	89,500	16.3%

Total operating expenses	99,388	60.8%	120,672	61.0%	289,079	61.6%	339,116	61.2%

Operating margin	63,960	39.2%	77,148	39.0%	180,466	38.4%	215,405	38.8%

Corporate expenses	22,068	13.5%	25,223	12.8%	65,368	13.9%	74,587	13.5%
Other depreciation and amortization	2,490	1.5%	3,058	1.5%	4,652	1.0%	8,572	1.5%
Interest expense, net	21,946	13.4%	22,987	11.6%	46,412	9.9%	66,490	12.0%
Loss on extinguishment of debt	718	0.4%	—	—%	9,531	2.0%	—	—%
Unrealized foreign exchange gain	(15,681)	(9.6)%	(10,043)	(5.1)%	(11,769)	(2.5)%	(42,452)	(7.7)%
Loss on derivatives not designated as hedges	18,634	11.4%	9,591	4.8%	21,909	4.7%	34,211	6.2%
Provision for (proceeds from) litigation settlements	26,627	16.3%	135	0.1%	27,894	5.9%	(3,797)	(0.7)%
Loss on store closings	1,507	0.9%	131	0.1%	3,157	0.7%	598	0.1%
Other expense, net	261	0.3%	747	0.5%	1,685	0.3%	3,428	0.6%

(Loss) income before income taxes	(14,610)	(8.9)%	25,319	12.8%	11,627	2.5%	73,768	13.3%
Income tax (benefit) provision	(2,332)	(1.4)%	9,731	5.0%	11,538	2.5%	26,320	4.7%

Net (loss) income	(12,278)	(7.5)%	15,588	7.8%	89	—%	47,448	8.6%
Less: Net loss attributable to non-controlling interests	(37)	—%	(123)	(0.1)%	(73)	—%	(523)	(0.1)%

Net (loss) income attributable to Dollar Financial Corp.	$(12,241)	(7.5)%	$15,711	7.9%	$162	—%	$47,971	8.7%

Net (loss) income per share attributable to Dollar Financial Corp.:
Basic	$(0.34)		$0.43		$—		$1.31
Diluted	$(0.34)		$0.41		$—		$1.26
Constant Currency Analysis
     We maintain operations in Canada, Europe and the United States. Approximately 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended March 31, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 1.0147 and 1.6035, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended March 31, 2011 were 0.9618 and 1.5587, respectively. For the nine months ended March 31, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9883 and 1.5785, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the nine months ended March 31, 2011 were 0.9400 and 1.6108, respectively. All conversion rates are based on the U.S. Dollar equivalent to one Canadian Dollar and one Great British Pound.

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
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Revenues
     Total revenues for the three months ended March 31, 2011 increased by $34.5 million, or 21.1%, as compared to the three months ended March 31, 2010. The impact of foreign currency accounted for $6.5 million of the revenue increase with an additional increase of $20.5 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $7.5 million, or 4.6%. The increase was primarily the result of a $10.7 million increase in revenues in Europe, primarily related to consumer lending, partially offset by a $1.5 million decrease in DFS revenues, a $0.7 million decrease in United States Retail revenues primarily related to the closure of 31 under-performing store locations since the third quarter of fiscal 2010 and a $0.8 million decrease in Canada revenues, primarily due to lower gold sales.
     Consolidated consumer lending revenue was $100.7 million for the three months ended March 31, 2011 compared to $78.1 million for the year earlier period, an increase of $22.7 million or 29.0%. The impact of foreign currency fluctuations accounted for an increase of approximately $3.4 million and the impact of new stores and acquisitions was an increase of $2.9 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $16.4 million. United States Retail consumer lending revenues were down approximately $0.4 million while consumer lending revenues in Canada and Europe were up by $2.0 million and $14.7 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).
     Consolidated check cashing revenue decreased $0.6 million, or 1.6%, for the three months ended March 31, 2011 compared to the prior year period. There was an increase of approximately $1.1 million related to foreign exchange rates and increases from new stores and acquisitions of $1.6 million. The remaining check cashing revenues were down $3.3 million, or 9.0%, for the three months ended March 31, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 5.9% and check cashing revenues in Europe were down 16.4% for the three months ended March 31, 2011 as compared to the prior year period. Check cashing revenue in our United States Retail business segment decreased by 8.5%, again heavily influenced by the closure of stores since the third quarter of fiscal 2010. Further, studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business. On a consolidated constant currency basis, the face amount of the average check cashed increased by 1.1% to $551 for the three months ended March 31, 2011 compared to $545 for the prior year period, while the average fee per check cashed increased by 3.9% to $21.01. There was also a decline of 8.1% in the number of checks cashed for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, down from 1.8 million in the prior year period to 1.7 million in the current year.
     Pawn service fees were $16.6 million for the three months ended March 31, 2011, representing an increase of $11.8 million, compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of $0.7 million and increases of approximately $10.1 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $1.0 million, or 20.0%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.
     For the three months ended March 31, 2011, money transfer fees, gold sales and all other revenues increased by $0.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $6.5 million, or 14.9%, for the three months ended March 31, 2011 as compared to the prior year period. The decrease was primarily due to lower gold sales in Canada and Europe, as well as a decrease in DFS revenues.
Operating Expenses
     Operating expenses were $120.7 million for the three months ended March 31, 2011 compared to $99.3 million for the three months ended March 31, 2010, an increase of $21.3 million or 21.4%. The impact of foreign currency accounted for an increase of $3.6 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $14.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $3.1 million as compared to the prior year. For the three months ended March 31, 2011, total operating expenses increased to 61.0% of total revenue as compared to 60.8% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.0%.
     The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 18.3% for the three months ended March 31, 2011 compared to 13.1% for the three months ended March 31, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of internet based loans in the United Kingdom, which typically carry higher loan losses, but lower overall operating costs than our store based business.
     Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe increased by $5.0 million, were flat in Canada, and decreased by $1.7 million in United States Retail. The increase in Europe reflects increased salary and benefits costs, and an increase in the provision for loan losses reflecting the growth in internet consumer lending, partially offset by a decrease in costs related to the purchased gold product. In Canada, an increase in the provision for loan losses was offset by lower professional fees and a decrease in costs related to the purchased gold product. The decrease in United States Retail was primarily a result of the closure of 31 store locations since the third quarter of fiscal 2010.
Corporate Expenses
     Corporate expenses were $25.2 million for the three months ended March 31, 2011 compared to $22.1 million for the three months ended March 31, 2010, or an increase of $3.1 million. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution.
Other Depreciation and Amortization
     Other depreciation and amortization was $3.1 million for the three months ended March 31, 2011 compared to $2.5 million for the three months ended March 31, 2010. The increase of $0.6 million is primarily related to amortization of recently reacquired franchise rights, as well as increased depreciation of corporate-related assets.
Interest Expense
     Interest expense, net was $23.0 million for the three months ended March 31, 2011 compared to $21.9 million for the same period in the prior year. The increase of $1.1 million was primarily related to interest on the assumed debt from our Suttons and Robertsons and Sefina acquisitions and the amortization of debt issuance costs related to our new global revolving credit facility. Included in interest expense for the three months ended March 31, 2011 is approximately $4.8 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $4.6 million for the three months ended March 31, 2010, an increase of approximately $0.2 million. The increase came almost entirely from the expense related to the cross-currency interest rate swaps and the amortization of debt issuance costs related to our new global revolving credit facility.
     Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.7 million non-cash interest charge for the three months ended March 31, 2011 as compared to a charge of approximately $1.6 million for the three months ended March 31, 2010. Because the senior notes were issued by our Canadian subsidiary, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain/Loss
     Unrealized foreign exchange gains of $10.1 million and $15.7 million for the three months ended March 31, 2011 and 2010, respectively, is due primarily to the unrealized foreign exchange gains associated with our $600 million in senior notes. This debt was issued by our indirectly wholly-owned Canadian subsidiary and is denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our prior credit agreement, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”.
Loss on derivatives not designated as hedges
     Loss on derivatives not designated as hedges was $9.6 and $18.6 million for the three months ended March 31, 2011 and 2010, respectively, related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy term loans. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.
(Proceeds from) Provision for Litigation Settlements
     Provisions for litigation settlements during the three months ended March 31, 2010 was $26.6 million primarily related to the settlements of the British Columbia Litigation and the Maritimes Litigation and for the potential settlement of other pending Canadian class action proceedings.
Loss on Store Closings
     During the three months ended March 31, 2010, we recorded additional expense related to stores closings of approximately $1.5 million, related to the planned store closures in Arizona and Washington.
Other (Income) Expense
     During the three months ended March 31, 2011, we recorded other expenses of approximately $0.8 million, primarily due to acquisition-related activities of $1.3 million, offset by other income items of $0.6 million.
     During the three months ended March 31, 2010, we recorded other expenses of approximately $0.3 million. The primary elements of these expenses were $1.3 million in expenses related to acquisition-related activities, partially offset by $0.6 million in income associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe and $0.5 million in other income items.
Income Tax Provision
     The provision for income taxes was $9.7 million for the three months ended March 31, 2011 compared to a tax benefit of $2.3 million for the three months ended March 31, 2010. Our effective tax rate was 38.4% for the three months ended March 31, 2011 and was 45.6% for the three months ended March 31, 2010. The decrease in the effective tax rate for the three months ended March 31, 2011 as compared to the prior year was primarily a result of lower global statutory tax rates, the lower statutory tax rates associated with our recently acquired Scandinavian business and the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets. Prior to the global debt restructuring in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets. At March 31, 2011 we maintained deferred tax assets of $117.7 million which is offset by a valuation allowance of $88.1 million, representing a decrease of $1.6 million in the net deferred tax asset during the three months ended March 31, 2011. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.
     The $117.7 million in deferred tax assets consists of $46.0 million related to net operating losses and other temporary differences, $53.1 million related to foreign tax credits and $18.6 million in foreign deferred tax assets. At March 31, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $46.0 million, which reflects a $2.2 million change during the period. The net operating loss carry forward at March 31, 2011 was $71.3 million and June 30, 2010 was $68.3 million. The $3.0 million change during the period was a result of a Competent Authority settlement for 2004-2005 which, among other things, increased our net operating loss by $3 million. Our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.1 million. Additionally, we maintain foreign deferred tax assets in the amount of $18.6 million which is offset by a valuation allowance of $1.2 million related to the Canadian cross-currency interest rate swaps.

     Effective July 1, 2009 we adopted ASC 470-20. The adoption of this standard required us to establish an initial deferred tax liability related to the Company’s 2.875% and 3.0% senior convertible notes, which represents the tax effect of the book/tax basis difference created at adoption. The deferred tax liability will reverse as the discount on the convertible notes accretes to zero over the expected life of the notes. The deferred tax liability associated with the convertible notes serves as a source of recovery of our deferred tax assets, and therefore the restatement also required the reduction of the previously recorded valuation allowance on the deferred tax asset. Because we historically have recorded and continue to record a valuation allowance on the tax benefits associated with our U.S. subsidiary losses, the reversal of the deferred tax liability associated with the convertible notes, which is recorded as a benefit in the deferred income tax provision, is offset by an increase in the valuation allowance. At March 31, 2011, the deferred tax liability associated with the convertible notes was $12.1 million. For purposes of balance sheet presentation, the deferred tax liability related to the Notes has been netted against our deferred tax asset.
     At June 30, 2010, we had unrecognized tax benefit reserves related to uncertain tax positions of $10.3 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate; the balance at March 31, 2011 was $13.3 million.
     The tax years ending June 30, 2005 through 2010 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, we had approximately $1.5 million of accrued interest related to uncertain tax positions which represents a minimal increase during the three months ended March 31, 2011. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.
Nine months Ended March 31, 2011 compared to Nine months Ended March 31, 2010
Revenues
     Total revenues for the nine months ended March 31, 2011 increased by $85.0 million, or 18.1%, as compared to the nine months ended March 31, 2010. The impact of foreign currency accounted for $7.6 million of the increase and the impact of new stores and acquisitions contributed $49.8 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $27.6 million, or 5.9%. The increase was primarily the result of an $8.0 million and $28.0 million increase in revenues in Canada and Europe, respectively, primarily related to consumer lending, partially offset by a $5.7 million decrease in revenues in United States Retail primarily related to the closure of 35 under-performing store locations since the first quarter of fiscal 2010.
     Consolidated fees from consumer lending were $292.0 million for the nine months ended March 31, 2011 compared to $238.3 million for the year earlier period, an increase of $53.7 million, or 22.5%. The impact of foreign currency fluctuations accounted for an increase of approximately $3.9 million and the impact of new stores and acquisitions represented an increase of $6.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $43.1 million. United States Retail consumer lending revenues were down approximately $4.1 million while consumer lending revenues in Canada and Europe were up by $8.0 million and $39.2 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).
     Consolidated check cashing revenue decreased by $4.9 million, or 4.3%, for the nine months ended March 31, 2011 compared to the prior year period. There was an increase of approximately $2.1 million related to foreign exchange rates and increases from new stores and acquisitions of $3.3 million. The remaining check cashing revenues were down $10.3 million, or 9.1%, for the nine months ended March 31, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 4.1% and check cashing revenues in Europe were down 16.0% for the nine months ended March 31, 2011 as compared to the prior year, due to the factors mentioned for the three months ended March 31, 2011. Check cashing revenues from our United States Retail business segment decreased by 11.1%, again significantly influenced by the closure of stores since the first quarter of fiscal 2010. On a consolidated constant currency basis, the face amount of the average check cashed increased by 0.7% to $509 for the nine months ended March 31, 2011 compared to $506 for the prior year period, while the average fee per check cashed increased by 2.0% to $19.59. There was also a decline of 8.0% in the number of checks cashed for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, down from 5.9 million in the prior year to 5.4 million in the current year.
     Pawn service fees were $30.1 million for the nine months ended March 31, 2011, representing an increase of $16.8 million compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal increase of $0.1 million and increases of approximately $13.5 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $3.2 million or 24.4% is primarily due to management’s increased emphasis on promoting and growing the pawn business.
     For the nine months ended March 31, 2011, money transfer fees, gold sales and all other revenues increased by $19.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $8.5 million, or 8.1%, for the nine months ended March 31, 2011 as compared to the prior year. The decrease was primarily due to lower gold sales in Europe, partially offset by the success of our debit card business in the United States, as well as increased gold sales in Canada and the United States.
Operating Expenses
     Operating expenses were $339.1 million for the nine months ended March 31, 2011 compared to $289.0 million for the nine months ended March 31, 2010, an increase of $50.0 million or 17.3%. The impact of foreign currency accounted for an increase of $3.1 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $34.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $12.8 million as compared to the prior year. For the nine months ended March 31, 2011, total operating expenses decreased to 61.2% of total revenue as compared to 61.6% of total revenue in the prior year period. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.7%.
     The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 16.7% for the nine months ended March 31, 2011 compared to 14.5% for the nine months ended March 31, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of internet based loans in the United Kingdom, which typically carry higher loan losses, but lower overall operating costs than our store based business.
     Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses increased in Canada and Europe by $4.5 million and $19.3 million, respectively, and decreased in United States Retail by $9.5 million. The increase in operating expenses for Canada reflects an increase in the provision for loan losses and the growth of the purchased gold product business, while the increase in Europe reflects increased salary and benefits costs, increased advertising costs and an increase in the provision for loan losses reflecting the growth in internet consumer lending, partially offset by a decrease in costs related to the purchased gold product. The decrease in United States Retail was primarily a result of the closure of 35 store locations since the first quarter of fiscal 2010.
Corporate Expenses
     Corporate expenses were $74.6 million for the nine months ended March 31, 2011 compared to $65.4 million for the nine months ended March 31, 2010, representing an increase of $9.2 million, or 14.1%. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans as well our investment in our global business development team which is focused on acquisition and business development strategies and execution.
Other Depreciation and Amortization
     Other depreciation and amortization was $8.6 million for the nine months ended March 31, 2011 compared to $4.7 million for the nine months ended March 31, 2010. The increase of $3.9 million is primarily related to DFS’ amortization of identifiable intangible assets as well as amortization on recently reacquired franchise rights and increased depreciation of corporate-related assets.
Interest Expense
     Interest expense, net was $66.5 million for the nine months ended March 31, 2011 compared to $46.4 million for the same period in the prior year. Interest related to the $600.0 million in principal amount of our 10.375% senior notes due 2016 accounted for $17.5 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. Included in the interest expense for the nine months ended March 31, 2011 is approximately $13.9 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $11.8 million for the nine months ended March 31, 2010, an increase of approximately $2.1 million. This increase came almost entirely from the expense related to the cross-currency interest rate swaps.
     Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $4.8 million non-cash interest charge for the nine months ended March 31, 2011 as compared to a charge of approximately $2.4 million for the nine months ended March 31, 2010. Because the senior notes were issued by our Canadian subsidiary, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.
Unrealized Foreign Exchange Gain/Loss
     Unrealized foreign exchange gain of $42.5 million for the nine months ended March 31, 2011 is due to the unrealized foreign exchange gains associated with our senior notes and unrealized foreign exchange losses on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our prior credit agreement, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain of $11.8 million for the nine months ended March 31, 2010 was primarily due to the unrealized foreign exchange gain on our senior notes.
Loss on derivatives not designated as hedges
     Loss on derivatives not designated as hedges was $34.2 million and $21.9 million for the nine months ended March 31, 2011 and 2010, respectively, related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada relates to the legacy term loans. The change in fair value related to both the changes in market interest and foreign exchange rates.
(Proceeds from) Provision for Litigation Settlements
     Proceeds from litigation settlements during the nine months ended March 31, 2011 was $3.8 million, primarily related to cash received from Canadian franchisees for their portion of settlement costs for the Canadian class actions. During the nine months ended March 31, 2010, we recorded $27.9 million of litigation settlement provisions, primarily related to the settlements of the British Columbia Litigation and the Maritimes Litigation and for the potential settlement of other pending Canadian class action proceedings.
Loss on Store Closings
     During the nine months ended March 31, 2011, we incurred expenses of approximately $0.6 million for current period store closures.
     During the nine months ended March 31, 2010, we recorded additional expense related to stores closed during fiscal 2009 of approximately $0.5 million. This additional expense was related to adjustment assumptions related to sub-lease potential of some of the locations and the closure of other non-performing U.S. store locations. We also incurred additional expenses of $1.9 million for stores closed during the nine months ended March 31, 2010 and approximately $0.7 million of expense in relation to the buy-out of certain “We The People” franchises.
Other (Income) Expense
     During the nine months ended March 31, 2011, we recorded other expenses of approximately $3.4 million, primarily due to acquisition-related activities of $5.0 million, offset by other income items of $1.6 million.
     During the nine months ended March 31, 2010, we recorded other expenses of approximately $1.7 million. The primary elements of these expenses were $0.4 million in costs associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe and approximately $2.4 million in expenses related to acquisition-related activities and other income of approximately $1.1 million.
Income Tax Provision
     The provision for income taxes was $26.3 million for the nine months ended March 31, 2011 compared to a provision of $11.5 million for the nine months ended March, 2010. Our effective tax rate was 35.7% for the nine months ended March 31, 2011 and was 99.2% for the nine months ended March 31, 2010. The decrease in the effective tax rate for the nine months ended March 31, 2011 as compared to the prior year was primarily a result of lower global statutory tax rates, the lower statutory tax rates associated with our recently acquired Scandinavian business and the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2011, we maintained deferred tax assets of $117.7 million, which is offset by a valuation allowance of $88.1 million, which represents a decrease of $8.2 million in the net deferred tax asset during the nine months ended March 31, 2011. For purposes of balance sheet presentation, the deferred tax liability of $12.1 million related to our Convertible Notes has been netted against the deferred tax asset. The change for the period in our deferred tax assets and valuation allowances is presented in the table below.
Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2010	$122.8	$85.0	$37.8
US increase/(decrease)	0.8	2.9	(2.1)
Foreign increase/(decrease)	(5.9)	0.2	(6.1)

Balance at March 31, 2011	$117.7	$88.1	$29.6

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, we had approximately $1.5 million of accrued interest related to uncertain tax positions which represents a $0.6 million increase during the nine months ended March 31, 2011. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Review of Reportable Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

	Three Months Ended			Nine Months Ended
	March 31,		% Inc/Dec -	March 31,		% Inc/Dec -
			Margin			Margin
	2010	2011	Change	2010	2011	Change
			(Dollars in thousands)
United States Retail revenues:
Consumer lending	$15,047	$14,649	-2.6%	$51,084	$47,014	-8.0%
Check cashing	14,055	12,855	-8.5%	36,094	32,086	-11.1%
Money transfer fees	1,176	1,102	-6.3%	3,671	3,358	-8.5%
Gold sales	131	641	389.3%	272	1,657	509.2%
Other	2,740	3,170	15.7%	7,849	9,113	16.1%

Total United States Retail revenues	$33,149	$32,417	-2.2%	$98,970	$93,228	-5.8%
Operating margin	28.0%	31.5%	3.5 pts.	21.5%	26.9%	5.4 pts.
Total DFS revenues (included in other revenue)	$6,893	$5,355	-22.3%	$7,514	$17,360	131.0%
Operating margin	64.6%	49.4%	(15.2 pts.)	64.4%	55.5%	(8.9 pts.)
Canada revenues:
Consumer lending	$36,313	$41,826	15.2%	$109,655	$126,288	15.2%
Check cashing	15,867	17,114	7.9%	51,355	53,944	5.0%
Money transfer fees	3,897	4,386	12.5%	12,164	13,636	12.1%
Pawn service fees and sales	—	9	100.0%	—	18	100.0%
Gold sales	4,977	3,553	-28.6%	7,584	11,254	48.4%
Other	9,966	10,986	10.2%	23,571	24,435	3.7%

Total Canada revenues	$71,020	$77,874	9.7%	$204,329	$229,575	12.4%
Operating margin	46.7%	46.4%	(0.3 pts.)	48.5%	48.4%	(0.1 pts.)
Europe revenues:
Consumer lending	$26,702	$44,237	65.7%	$77,511	$118,707	53.1%
Check cashing	7,314	6,657	-9.0%	26,126	22,639	-13.3%
Money transfer fees	1,536	1,852	20.6%	4,688	5,482	16.9%
Pawn service fees and sales	4,814	16,580	244.4%	13,302	30,085	126.2%
Gold sales	7,932	8,124	2.4%	24,196	21,785	-10.0%
Other	3,992	4,724	18.3%	12,406	15,639	26.1%

Total Europe revenues	$52,290	$82,174	57.2%	$158,229	$214,337	35.5%
Operating margin	33.5%	34.2%	0.7 pts.	35.6%	32.5%	(3.1 pts.)
Other revenues:
Total Other revenues (included in other revenue)	(4)	—	-100.0%	503	21	-95.8%

Total Other revenues	$(4)	$—	-100.0%	$503	$21	-95.8%
Operating margin	n/m	n/m	n/m	-244.4%	-654.7%	(410.3 pts.)

Total revenue	$163,348	$197,820	21.1%	$469,545	$554,521	18.1%

Operating margin	$63,960	$77,148	20.6%	$180,466	$215,405	19.4%

Operating margin %	39.2%	39.0%	(0.2 pts.)	38.4%	38.8%	0.4 pts.
The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended March 31,						Nine Months Ended March 31,
	Revenue		Pre-Tax Income				Revenue		Pre-Tax Income
	2010	2011	2010		2011		2010	2011	2010		2011
United States Retail	20.3%	16.4%	48.2%		37.0%		21.1%	16.8%	35.2%		35.8%
DFS	4.2%	2.7%	20.5%		5.0%		1.6%	3.1%	6.7%		8.5%
Canada	43.5%	39.4%	38.1	%(1)	46.3	%(4)	43.5%	41.4%	69.4	%(7)	48.3	%(10)
Europe	32.0%	41.5%	74.3	%(2)	43.1	%(5)	33.7%	38.7%	57.2	%(8)	56.1	%(11)
Other	—	—	-81.1	%(3)	-31.4	%(6)	0.1%	—	-68.5	%(9)	-48.7	%(12)

	100.0%	100.0%	100.0%		100.0%		100.0%	100.0%	100.0%		100.0%

(1)	Excludes $16.0 million of unrealized foreign exchange gains, $18.6 million of losses on derivatives not designated as hedges and $22.4 million of provisions for litigation settlements.

(2)	Excludes $0.2 million of unrealized foreign exchange losses.

(3)	Excludes $0.1 million of unrealized foreign exchange losses and $4.2 million of provisions for litigation settlements.

(4)	Excludes $12.9 million of unrealized foreign exchange gains, and $9.6 million of losses on derivatives not designated as hedges.

(5)	Excludes $2.2 million of unrealized foreign exchange losses.

(6)	Excludes $0.7 million of unrealized foreign exchange losses and $0.1 million of provisions for litigation settlements.

(7)	Excludes $20.0 million of unrealized foreign exchange gains and $21.9 million of losses on derivatives not designated as hedges and $22.4 million of provisions for litigation settlements.

(8)	Excludes $8.1 million of unrealized foreign exchange losses.

(9)	Excludes $0.1 million of unrealized foreign exchange losses and $5.5 million of provisions for litigation settlements.

(10)	Excludes $47.1 million of unrealized foreign exchange gains, $4.0 million of proceeds from litigation settlements and $34.2 million of losses on derivatives not designated as hedges.

(11)	Excludes $2.1 million of unrealized foreign exchange losses.

(12)	Excludes $2.5 million of unrealized foreign exchange losses and $0.2 million of provisions for litigation settlements.
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
United States Retail
     Total United States Retail revenues were $32.4 million for the three months ended March 31, 2011 compared to $33.1 million for the three months ended March 31, 2010, a decrease of $0.7 million or 2.2%. We closed 31 under-performing store locations in the United States since the third quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $0.4 million and $1.2 million in consumer lending and check cashing revenue, respectively. The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, we have continued to take a more cautious approach to lending in all of our segments, including United States Retail. United States Retail funded loan originations decreased 1.3% or $1.4 million, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to the closure of 31 stores in the United States since the third quarter of fiscal 2010.
     The store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 135 thousand with a corresponding decrease in face value of approximately $68.7 million. The face amount of the average check cashed by us in the United States increased by 1.8%, and the average fee per transaction increased from $17.13 to $18.75.
     Operating margins in United States Retail increased to 31.5% for the three months ended March 31, 2011, compared to 28.0% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs. The closure of 31 underperforming stores since the third quarter of fiscal 2010 is consistent with our United States Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. We believe that this action has shown to be positive, resulting in improved year-over-year operating margins.
     United States Retail pre-tax profit was $9.2 million for the three months ended March 31, 2011 compared to $7.2 million for the prior year. The improvement was the result of $0.9 million in increased operating profits, as well as a $1.1 million reduction in loss on store closings.
Dealers’ Financial Services
     We acquired Dealers’ Financial Services on December 23, 2009. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection, or GAP insurance. DFS operates through an established network of arrangements with approximately 690 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS operating expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses.

     DFS revenues were $5.4 million for the three months ended March 31, 2011 compared to $6.9 million for the three months ended March 31, 2010, a decrease of $1.5 million or 22.3%. Revenue for the DFS business unit was unfavorably impacted during the period by the continued high troop deployment to Iraq and Afghanistan. We further enhanced our internet and local media advertising campaign programs during the quarter intended to increase product awareness amongst the enlisted personnel at the military bases we serve.
Canada
     Total revenues in Canada were $77.9 million for the three months ended March 31, 2011, an increase of 9.7%, or $6.9 million, as compared to the three months ended March 31, 2010. The impact of foreign currency rates accounted for $4.1 million of this increase. On a constant currency basis and excluding the impact of new store and acquisitions, revenues decreased by $0.8 million. Consumer lending revenues in Canada increased by $2.0 million or 5.5% (on a constant currency basis and excluding acquisitions) for the three months ended March 31, 2011 as compared to the prior year, reflecting new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down $0.9 million in Canada due to decreases in the number of checks and the total value of checks cashed, down by 4.4% and 3.9%, respectively (also on a constant currency basis and excluding acquisitions). The average face amount per check increased from $537.46 for the three months ended March 31, 2010 to $540.30 for the current year, while the average fee per check decreased by 0.2% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Operating expenses in Canada increased $3.9 million, or 10.3%, from $37.9 million for the three months ended March 31, 2010 to $41.8 million for the three months ended March 31, 2011. The impacts of changes in foreign currency rates resulted in an increase of $2.2 million. On a constant currency basis (excluding the impact of new stores and acquisitions), operating expenses were flat with last year. An increase in the provision for loan losses was offset by lower professional fees and a decrease in costs related to the purchased gold product. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 6.0 pts from 9.8% to 15.8%. Overall, Canada’s operating margin percentage decreased slightly from 46.7% for the three months ended March 31, 2010 to 46.4% for the three months ended March 31, 2011. The decrease in this area is primarily the result of the higher provision for loan loss percentage.
     Canada pre-tax income was $14.9 million for the three months ended March 31, 2011 compared to pre-tax loss of $19.4 million for the prior year, an increase of $34.3 million. On a constant currency basis, pre-tax income was $14.0 million, or an increase of approximately $33.4 million. On a constant currency basis, the positive impacts of increased operating margins of $1.1 million, reduced provisions for litigation settlements of $22.3 million, reduced non-cash valuation loss of $9.6 million on the cross currency interest rate swaps and reduced interest expense of $5.1 million, were partially offset by a reduced foreign exchange gain of $3.9 million related to our senior notes and intercompany debt.
Europe
     Total revenues in Europe were $82.2 million for the three months ended March 31, 2011, compared to $52.3 million for the year earlier period, an increase of $29.9 million or 57.2%. Sefina contributed $8.4 million of revenue for the three months ended March 31, 2011. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $10.7 million, or 20.4%. Consumer lending and pawn service fees were up by $14.7 million and $1.0 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $3.9 million primarily as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $1.2 million, or 16.4% (also on a constant currency basis and excluding new stores and acquisitions).
     Operating expenses in Europe increased by $19.3 million, or 55.6%, from $34.8 million for the three months ended March 31, 2010 as compared to $54.1 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions (including our December 31, 2010 acquisition of Sefina), Europe operating expenses increased by $5.0 million or 14.4%. There was an increase of 6.8 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the three months ended March 31, 2010 was 17.3% while for the current year, the rate increased to 24.1%. This increase was partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe increased from 33.5% for the three months ended March 31, 2010 to 34.2% for the current year primarily due to increased margins as a result of the Sefina acquisition.
  The pre-tax income in Europe was $8.6 million for the three months ended March 31, 2011 compared to $10.9 million for the prior year, a decrease of $2.3 million — on a constant currency basis, the decrease was $2.4 million. Increased operating margins of $9.6 million were offset by increased interest expense of $3.0 million, increased net corporate expenses of $2.9 million, increased acquisition-related costs of $3.8 million and an unrealized foreign exchange loss of $1.8 million.
Nine months Ended March 31, 2011 compared to Nine months Ended March 31, 2010
United States Retail
     Total United States Retail revenues were $93.2 million for the nine months ended March 31, 2011 compared to $99.0 million for the nine months ended March 31, 2010, a decrease of $5.7 million or 5.8%. We closed 35 under-performing store locations in the United States since the first quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $4.1 million and $4.0 million in consumer lending and check cashing revenue, respectively. The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. Despite the initial signs of economic improvement, we have continued to take a more cautious approach to lending in all of our segments, including United States Retail. United States Retail funded loan originations decreased 5.4%, or $21.0 million, for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, primarily due to the closure of 35 stores in the United States since the first quarter of fiscal 2010.
     The store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 379 thousand with a corresponding decrease in face value of approximately $170.8 million. The face amount of the average check cashed by us in the United States increased by 0.4%, and the average fee per transaction increased from $13.99 to $14.58.
     Operating margins in United States Retail increased to 26.9% for the nine months ended March 31, 2011, compared to 21.5% for the prior year period. The closure of 35 underperforming stores since the first quarter of fiscal 2010 is consistent with our United States Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. We believe that this action has shown to be positive, resulting in improved year-over-year operating margins.
     United States Retail pre-tax profit was $22.1 million for the nine months ended March 31, 2011 compared to $17.5 million for the prior year. The improvement was the result of $3.7 million in increased operating profits and reduced loss on store closings of $1.1 million.
Dealers’ Financial Services
     DFS contributed $9.8 million of incremental revenue for the nine months ended March 31, 2011. Revenue for the DFS business unit during the period was unfavorably impacted by the continued high troop deployment to Iraq and Afghanistan. We further enhanced our internet and local media advertising campaign programs during the nine months ended March 31, 2011 to increase product awareness amongst the enlisted personnel at the military bases we serve.
Canada
     Total revenues in Canada were $229.6 million for the nine months ended March 31, 2011, an increase of 12.4%, or $25.2 million, as compared to the nine months ended March 31, 2010. The impact of foreign currency rates accounted for $11.2 million of this increase. On a constant currency basis and excluding the impact of acquisitions, revenues increased by $8.0 million. Consumer lending revenues in Canada increased by $8.0 million, or 7.3% (on a constant currency basis and excluding the impact of new stores and acquisitions), for the nine months ended March 31, 2011 as compared to the prior year, reflecting operations under the new post-regulatory platform and new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down by $2.1 million in Canada due to decreases in the number of checks and the total value of checks cashed — down by 2.9% and 2.6%, respectively (also on a constant currency basis and excluding acquisitions). The average face amount per check increased from $535.82 for the nine months ended March 31, 2010 to $537.84 for the current year, while the average fee per check was flat for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.
     Operating expenses in Canada increased by $13.2 million, or 12.6%, from $105.2 million for the nine months ended March 31, 2010 to $118.4 million for the nine months ended March 31, 2011. The impacts of changes in foreign currency rates resulted in an increase of $5.8 million. The constant currency increase of approximately $4.5 million, or 4.3% (excluding the impact of new stores and acquisitions), is primarily related to a higher provision for loan losses and an increase in expenses related to our purchased gold product. On a constant currency basis, provision for loan losses, as a percentage of loan revenues increased by 1.6 pts from 10.8% to 12.4%. Overall Canada’s operating margin percentage decreased slightly from 48.5% for the nine months ended March 31, 2010 to 48.4% for the nine months ended March 31, 2011. The decrease in this area is primarily the result of the higher provision for loan loss percentage.

     Pre-tax income in Canada was $46.7 million for the nine months ended March 31, 2011 compared to pre-tax income of $10.2 million for the prior year, an increase of $36.5 million. On a constant currency basis, pre-tax income was $44.3 million or an increase of approximately $34.1 million. On a constant currency basis, the positive impacts of increased operating margins of $6.6 million, reduced provisions for litigation settlements of $26.2 million, an increased foreign exchange gain of $24.3 million related to our senior notes and intercompany debt were offset by additional interest expense of $16.6 million, and a non-cash valuation loss of $10.3 million on the cross currency interest rate swaps. The nine months ended March 31, 2010 also included a $3.6 million loss on extinguishment of debt related to our December 2009 refinancing efforts.
Europe
     Total revenues in Europe were $214.3 million for the nine months ended March 31, 2011, compared to $158.3 million for the year earlier period, an increase of $56.1 million, or 35.4%. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $28.0 million, or 17.7%. Consumer lending and pawn service fees were up by $39.2 million and $3.2 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $10.2 million primarily as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $4.2 million, or 16.0% (also on a constant currency basis and excluding new stores and acquisitions).
     Operating expenses in Europe increased by $42.8 million, or 42.0%, from $101.9 million for the nine months ended March 31, 2010 as compared to $144.7 million for the current nine month period. On a constant currency basis and excluding new stores and acquisitions (including our December 31, 2010 acquisition of Sefina), operating expenses in Europe increased by $19.3 million, or 19.0%. There was an increase of 5.6 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Internet-based lending business acquired in April 2009. On a constant currency basis, the rate for the nine months ended March 31, 2010 was 17.9% while for the current year, the rate increased to 23.5%. This increase was partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe decreased from 35.6% for the nine months ended March 31, 2010 to 32.5% for the current year primarily due to the increase in the provision for loan losses noted above.
     Pre-tax income in Europe was $32.5 million for the nine months ended March 31, 2011 compared to $20.3 million for the prior year, an increase of $12.2 million — on a constant currency basis, the increase was $13.2 million. In addition to increased operating margins of $14.2 million, and a reduction in unrealized foreign exchange loss of $6.1 million, pre-tax income was negatively impacted by increased net corporate expenses of $7.3 million and acquisition-related costs of $3.5 million. The nine months ended March 31, 2010 also included a $4.7 million loss on extinguishment of debt related to the U.K. term loans which were substantially repaid in December 2009.
Changes in Financial Condition
     On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing and other operating activities. For the nine months ended March 31, 2011, cash and cash equivalents increased $70.0 million, which is net of a $16.6 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.
     Loans receivable, net increased by $17.3 million to $118.2 million at March 31, 2011 from $100.9 million at June 30, 2010. Loans receivable, gross increased by $20.3 million and the related allowance for loan losses increased by $3.0 million. The Europe and Canada business units showed increases in their loan receivable balances of $21.2 million and $1.5 million, respectively. On a constant currency basis, the loans receivable balance in Europe increased by $14.8 million. The increases in the Europe receivable balances were spread reasonably evenly over the legacy loan product and the Internet loan business. The Canada business had a decrease in loans receivable balances of $1.2 million. The United States Retail business had a decrease of $2.3 million. In constant dollars, the allowance for loan losses increased by $1.8 million and increased as a percentage of the outstanding principal balance to 10.0% at March 31, 2011 from 9.4% at June 30, 2010. The following factors impacted this area:
•	Continued improvements in United States Retail collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued

to decline. The ratio of the allowance for loan losses related to United States Retail short-term consumer loans decreased from 4.1% at June 30, 2010 to 2.2% at March 31, 2011.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of loans outstanding has decreased from 2.7% at June 30, 2010 to 2.0% at March 31, 2011.

•	In constant currency, Europe’s ratio of allowance for loan losses as a percentage of loans outstanding has increased from 14.8% at June 30, 2010 to 15.2% at March 31, 2011, primarily as a result of higher loss reserves applied to our legacy loan business. The impact of a larger loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to increase the overall loan loss reserve as a percentage of gross loans receivable.
Liquidity and Capital Resources
     Historically, our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt and equity securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company-originated consumer loans, finance store expansion, finance acquisitions and finance the expansion of our products and services. In April 2011, we completed a public offering of our common stock, which resulted in aggregate net cash proceeds to us of approximately $130.1 million. We expect to loan the net proceeds of the offering to our U.K. subsidiary, Dollar Financial U.K. Limited, to enable it to repay a portion of the amount it initially borrowed under our global revolving credit facility in connection with our acquisition of Purpose U.K. Holdings Limited on April 1, 2011. We may, in the alternative, use some or all of the net proceeds for general corporate purposes, including the repayment of other debt.
     Net cash provided by operating activities was $6.8 million for the nine months ended March 31, 2011, compared to $79.1 million for the nine months ended March 31, 2010. The decrease in net cash from operations was primarily the result of payments related to settled Canadian class action litigation, as well as an increase in loans receivable.
     Net cash used in investing activities was $103.6 million for the months ended March 31, 2011, compared to $142.1 million for the nine months ended March 31, 2010. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. During the nine months ended March 31, 2011, we made capital expenditures of $29.5 million and acquisitions of $74.1 million. During the nine months ended March 31, 2010, we made capital expenditures of $18.3 million and acquisitions of $123.8 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $42.0 million during our fiscal year ending June 30, 2011.
     Net cash provided by financing activities was $150.2 million for the nine months ended March 31, 2011, compared to $202.2 million for the nine months ended March 31, 2010. The cash provided by financing activities during the nine months ended March 31, 2011 was primarily a result of $152.5 million (denominated as GBP 95 million) in borrowings under our new global revolving credit facility, partially offset by the payment of debt issuance costs of $4.3 million. The cash provided by financing activities during the nine months ended March 31, 2010 was primarily a result of $596.4 million in proceeds from National Money Mart Company’s offering of the 2016 Notes in December 2009, in part offset by a partial repayment of $351.1 million of our term debt, $32.0 million for the repurchase of 2.875% Senior Convertible Notes due 2027 and payment of debt issuance costs of $19.7 million.
Senior Secured Credit Facility
     On March 3, 2011, we replaced our existing credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility, with potential to further increase our available borrowings under the facility to $250.0 million. Availability under the global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S and Canadian operations, our U.K.-based retail and Payday Express online operations and our U.K. retail store-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.
     Borrowings under the global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the global revolving credit facility is derived from a pricing grid based on our consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus 1/2 of 1% plus 300 basis points. The global revolving credit facility will mature on March 1, 2015.

     The global revolving credit facility allows for borrowings by Dollar Financial Group, Inc., a direct wholly owned subsidiary of Dollar Financial Corp., National Money Mart Company, our indirect wholly owned Canadian subsidiary, and Dollar Financial U.K. Limited, and Instant Cash Loans Limited, each an indirect wholly owned U.K. subsidiary. Borrowings by Dollar Financial Group, Inc. under the global revolving credit facility are guaranteed by Dollar Financial Corp. and certain of its direct and indirect domestic U.S. subsidiaries. Borrowings by non-U.S. borrowers under the global revolving credit facility are guaranteed by Dollar Financial Corp. and Dollar Financial Group, Inc. and substantially all of their domestic U.S. subsidiaries, by National Money Mart Company and substantially all of its direct and indirect Canadian subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited and substantially all of the U.K. subsidiaries of Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the global revolving credit facility are secured by substantially all the assets of such borrowers and guarantors.
     As of March 31, 2011, there was GBP 95 million ($152.5 million) outstanding under the global revolving credit facility, all of which was borrowed to fund the Company’s acquisition of Purpose UK Holdings Limited on April 1, 2011.
     The senior secured credit agreement governing our global revolving credit agreement contains customary covenants, representations and warranties and events of default. As of March 31, 2011, we are in compliance with all such covenants.
Prior Credit Facility
     On October 30, 2006, we entered into a $475.0 million credit facility, which we refer to as the 2006 credit agreement. This facility consisted of the following: (i) a senior secured revolving credit facility in an aggregate amount of $75.0 million, which we refer to as the U.S. Revolving Facility with Dollar Financial Group, Inc., as the borrower; (ii) a senior secured term loan facility with an aggregate amount of $295.0 million, which we refer to as the Canadian Term Facility, with National Money Mart Company as the borrower; (iii) a senior secured term loan facility with Dollar Financial U.K. Limited as the borrower, in an aggregate amount of $80.0 million (consisting of a $40.0 million tranche of term loans and another tranche of term loans equivalent to $40.0 million denominated in Euros), which we refer to collectively as the U.K. Term Facility; and (iv) a senior secured revolving credit facility in an aggregate amount of CAD 28.5 million, which we refer to as the Canadian Revolving Facility, with National Money Mart Company as the borrower.
     On December 23, 2009, we and our lenders amended and restated the terms of the 2006 credit agreement. Pursuant to the terms of that amended and restatement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014 (subject to the condition, which was satisfied in February 2010, that prior to October 30, 2012, the aggregate principal amount of the 2027 Notes be reduced to an amount less than or equal to $50 million).
     Outstanding amounts under the amended and restated credit agreement that were owed to lenders which consented to the extended maturity date received an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid. Lenders under the 2006 credit agreement that that did not consent to the extended maturity in 2009 received an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid.
     Prior to the amendment and restatement of the 2006 credit agreement, the U.S. Revolving Facility and the Canadian Revolving Facility had an interest rate of LIBOR plus 300 basis points and CDOR plus 300 basis points, respectively, subject to reduction as we reduced our leverage. The Canadian Term Facility consisted of $295.0 million at an interest rate of LIBOR plus 275 basis points. Under the 2006 credit agreement, the U.K. Term Facility consisted of a $40.0 million tranche at an interest rate of LIBOR plus 300 basis points and a tranche denominated in Euros equivalent to $40.0 million at an interest rate of Euribor plus 300 basis points.
     We used approximately $350.0 million of the net proceeds from our December 2009 offering of $600.0 million aggregate principal amount of our 10.375% Senior Notes due 2016 to repay substantially all of its outstanding obligations under the Canadian Term Facility and the U.K. Term Facility. On June 23, 2010, we used excess cash to repay the remaining balance of approximately $18.3 million of the Canadian Term Facility and the U.K. Term Facility. We repaid all then outstanding balances under the credit facility immediately prior to its termination on March 3, 2011 in connection with the execution of our new senior secured credit facility relating to our global revolving credit facility.

Scandinavian Credit Facilities
     As a result of the acquisition of Sefina, we assumed approximately $61.8 million of borrowings under Sefina’s credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($38.0 million at March 31, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.13% at March 31, 2011). Also with the same Scandinavian bank, we assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of March 31, 2011, SEK 36.1 million ($5.7 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.23% at March 31, 2011). We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.5 million ($23.4 million) was outstanding as of March 31, 2011 at a rate of Euribor plus 270 basis points (3.68% at March 31, 2011).
Other Debt
     Other debt consists of $8.9 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $0.4 million overdraft facility, a $2.9 million revolving loan and a $5.6 million term loan.
Long-Term Debt
     As of March 31, 2011, our long term debt consisted of $596.9 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $40.1 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $89.3 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes, $8.5 million of revolving and term loans owed by S&R and $61.4 million of borrowings under Sefina’s revolving credit facility and bank loans which we assumed in the acquisition.
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
     We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2011, excluding periodic interest payments, include the following (in millions):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Revolving credit facilities	$152.5	$152.5	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0
Scandinavian credit facilities	67.1	5.7	52.7	8.7
Other Notes Payable	8.9	0.4	8.5	—	—
Obligations under Canadian Class Action Settlement Agreements Payable in Cash	14.0	14.0	—	—	—
Sefina acquisition installment payments	10.6	10.6	—	—	—
Operating lease obligations	190.8	37.4	68.8	41.7	42.9

Total contractual cash obligations	$1,208.7	$220.6	$130.0	$50.4	$807.7

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

DOLLAR FINANCIAL CORP.
SUPPLEMENTAL STATISTICAL DATA
The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
U.S. consumer loan originations	$111.8	$110.4	$387.0	$366.1
Canadian consumer loan originations	184.2	211.3 (1)	592.5	648.2 (1)
U.K. consumer loan originations	123.2	187.3 (2)	368.4	512.4 (2)
Poland consumer loan originations.	3.6	2.9 (3)	7.7	11.2 (3)

Total consumer loan originations	$422.8	$511.9	$1,355.6	$1,537.9

U.S. consumer loan revenues	$15.0	$14.7	51.0	47.0
Canadian consumer loan revenues	36.4	41.8	109.7	126.3
U.K. consumer loan revenues	24.7	41.7	72.4	111.8
Poland consumer loan revenues	2.0	2.5	5.2	6.9

Total consumer lending revenues, net	$78.1	$100.7	$238.3	$292.0

Gross charge-offs of consumer loans	$38.1	$53.5	$123.5	$152.5
Recoveries of consumer loans	(28.1)	(34.7)	(91.8)	(108.5)

Net charge-offs on consumer loans	$10.0	$18.8	$31.7	$44.0

Gross charge-offs of consumer loans as a percentage of total consumer loan originations	9.0%	10.5%	9.1%	9.9%

Recoveries of consumer loans as a percentage of total consumer loan originations	6.6%	6.8%	6.8%	7.0%

Net charge-offs on consumer loans as a percentage of total consumer loan originations	2.4%	3.7%	2.3%	2.9%

(1)	Net of a $11.1 million and $31.5 million increase as a result of the impact of exchange rates for the three and nine months ended March 31, 2011.

(2)	Net of a $5.1 million increase and $9.4 million decrease as a result of the impact of exchange rates for the three and nine months March 31, 2011.

(3)	Net of a $0.2 million decrease as a result of the impact of exchange rates for the nine months March 31, 2011.

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
Foreign Currency Exchange Rate Risk
Put Options
     Operations in the United Kingdom and Canada have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in the United Kingdom and Canada against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2011, we did not hold any put options. At times throughout the year we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of March 31, 2011, no amounts were excluded from the assessment of hedge effectiveness. There was no ineffectiveness from these cash flow hedges for the three and nine months ended March 31, 2011.
     Canada operations (exclusive of unrealized foreign exchange gains of $47.1 million, litigation proceeds of $4.0 million, loss on derivatives not designated as hedges of $34.2 million, and loss on store closings of $0.4 million) accounted for approximately 48.4% of consolidated pre-tax earnings for the nine months ended March 31, 2011 and 62.3% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $20.0 million, loss on derivatives not designated as hedges of $21.9 million, litigation settlements of 22.4 million, loss on extinguishment of debt of $3.6 million, and loss on store closings of $0.8 million) for the nine months ended March 31, 2010. Europe operations (exclusive of unrealized foreign exchange losses of $2.2 million) accounted for approximately 55.6% of consolidated pre-tax earnings for the nine months ended March 31, 2011 and 53.2% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $8.1 million and loss on extinguishment of debt of $4.7 million) for the nine months ended March 31, 2010. U.S. operations (exclusive of unrealized foreign exchange loss of $2.5 million, litigation expense of $0.2 million and loss on store closings of $0.2 million) accounted for approximately (4.0)% of consolidated pre-tax earnings for the nine months ended March 31, 2011 and (15.5)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $0.1 million, litigation expense of $5.5 million, loss on extinguishment of debt of $1.2 million, and loss on store closings of $2.4 million) for the nine months ended March 31, 2010. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $17.5 million. These gains and loss are included in other comprehensive income.

     We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange gains of $44.9 million, loss on derivatives not designated as hedges of $34.2 million, litigation proceeds of $4.0 million, and loss on store closings of $0.4 million) by approximately $6.5 million for the nine months ended March 31, 2011 and $7.2 million (exclusive of the unrealized foreign exchange gain of $11.9 million, loss on derivatives not designated as hedges of $21.9 million, litigation settlements of $22.4 million, loss on extinguishment of debt of $8.4 million, and loss on store closings of $0.8 million) for the nine months ended March 31, 2010. This impact represents 10.4% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2011 and 11.6% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2010. A 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $33.2 million for the nine months ended March 31, 2011 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.
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
     On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2011 is a liability of $73.1 million and is included in fair value of derivatives on the balance sheet. During the three and nine months ended March 31, 2011, we recorded $9.6 million and $34.2 million, respectively, charges in the statement of operations related to the ineffective portion of these cash flow hedges.

     On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 183.6 million to which our Canadian operating subsidiary, National Money Mart Company, is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.3 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants identical to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on both of the interest rate swaps in order to secure these amendments.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required by this Item is incorporated by reference herein to the section Part 1 “Note 10. Contingent Liabilities” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     Other than for those risks set forth immediately below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described below and in our Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Risk and uncertainties related to political and economic conditions in foreign countries in which we operate could negatively impact our operations.
     We currently conduct significant operations internationally. If political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and our costs could be increased. Moreover, actions or events could occur in these countries that are beyond our control, which could restrict or eliminate our ability to operate in such jurisdictions or significantly reduce product demand and the expected profitability of such operations.

United States defense budget cuts that reduce enlistments or the number of active duty military personnel, or high levels of overseas troop deployments, could harm our MILES program business.
     The number of enlisted active duty military personnel and the number of recruits joining the military each year are subject to the U.S. defense budget. In addition, high levels of troop deployments overseas can decrease the number of U.S.-based active military personnel, thus reducing the pool of target MILES customers. Changes in troop deployment and cuts in the U.S. defense budget may result in reductions in recruitment targets, reductions in the number of active duty military personnel or both, any of which would reduce the overall number of potential MILES program customers or potentially reduce demand for the services offered by us through our MILES program which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.
Item 5. Other Information.
On May 6, 2011, Silvio Piccini, the Company’s Senior Vice President and Managing Director of its United Kingdom operations, informed the Company that he will terminate his employment with the Company effective as of the expiration of his expatriation agreement on June 30, 2011. Norm Miller, the Company’s Executive Vice President and Chief Operating Officer, will act as the interim head of the Company’s United Kingdom operations until a suitable replacement for Mr. Piccini is found.

Item 6. Exhibits

Exhibit No.	Description of Document
1.1
Underwriting Agreement, dated April 7, 2011, by and among Dollar Financial Corp, Credit Suisse Securities (USA) LLC, Nomura Securities International, Inc. and each of the other Underwriters named on Schedule A thereto (1)

2.1+	Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation (2)

4.1	Supplemental Indenture dated December 2, 2010 between Dollar Financial U.S., Inc. and U.S. Bank National Association, as trustee

4.2	Guarantee dated December 2, 2010 executed by Dollar Financial U.S., Inc.

10.1
Second Amended and Restated Credit Agreement, dated as of March 3, 2011, among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, Wells Fargo, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Corporate Controller and Chief Accounting Officer

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on April 13, 2011.

(2)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on April 5, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Dollar Financial Corp. on March 9, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.
Date: May 10, 2011	*By:	/s/ Randy Underwood
		Name:	Randy Underwood
		Title:	Executive Vice President and Chief Financial Officer

*	The signatory hereto is the principal financial officer and has been duly authorized to sign on behalf of the registrant.