Form 10-K
period 2011-06-30
DFC GLOBAL CORP.
filed 2011-08-29
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50866

DFC GLOBAL CORP.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2010, 24,461,639 shares of the registrant’s common stock, par value $0.001 per share, were outstanding (without giving effect to the three-for-two stock split effected as a stock dividend to all stockholders of record on January 20, 2011). As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $687,254,467. As of July 31, 2011, 43,772,801 shares of the registrant’s voting stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Portions of Proxy Statement for 2011 Annual Meeting of Shareholders	Part III

DFC GLOBAL CORP.

Report on Form 10-K for the Year Ended June 30, 2011

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

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

Unless the context otherwise requires, as used in this Annual Report on Form 10-K, (i) the terms “fiscal year” and “fiscal” refer to the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the Canadian dollar, the lawful currency of Canada, (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland, (v) references to “SEK” refer to the Swedish Krona, the lawful currency of Sweden, and (vi) references to “EUR” refer to the Euro, the lawful currency of the European Union.

Item 1.	BUSINESS

General

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. Through our nearly 1,300 retail storefront locations, multiple Internet websites and our mobile phone and other remote platforms, we provide a variety of consumer financial products and services in seven countries across North America and Europe — Canada, the United Kingdom, the United States, Sweden, Finland, Poland and the Republic of Ireland. We believe that our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to the range of financial services that we offer, the convenience of our products, the multiple ways in which they may conduct business with us and our high-quality customer service.

Our products and services, principally our short-term single-payment consumer loans, secured pawn loans, check cashing services and gold buying services, provide customers with immediate access to cash for living expenses or other needs. We strive to offer our customers additional high-value ancillary services, including Western Union® money order and money transfer products, foreign currency exchange, reloadable VISA® and MasterCard® prepaid debit cards and electronic tax filing. In addition to our core retail products, we also provide fee-based services in the United States to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

We continue to seek opportunities to expand upon and diversify from our core retail financial services businesses in Canada, the United Kingdom and the United States. In furtherance of that strategy, we completed several significant acquisitions in fiscal 2011. On December 31, 2010, we acquired Sefina Finance AB, which we believe is the largest pawn lender in each of Sweden and Finland. As a result of our April 2011 acquisition of Purpose U.K. Holdings Limited, the largest Internet provider of short-term consumer loans in the United Kingdom, which is commonly referred to as “Month End Money” or “MEM” and operates primarily under the brand name “Payday UK”, we both expanded on our existing online presence in the U.K. market and obtained a proven technological platform that we believe we can successfully deploy in other markets. Shortly after the end of fiscal 2011, we continued to execute on our strategy though our acquisition of Risicum Oyj, which offers short-term consumer loans through the Internet and mobile phone technologies in Finland and Sweden. During fiscal 2011, nearly 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing and fee-based income generated from our MILES program.

Our networks of retail locations in Canada and the United Kingdom are the largest of their kind by revenue in each of those countries. We believe that we are also the largest pawn lender in Europe by revenue. At June 30, 2011, our global retail operations consisted of 1,269 retail storefront locations, of which 1,198 are company-owned financial services stores, conducting business primarily under the names Money Mart®, The Money Shop®, Insta-Cheques®, mce®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin Panttism, Optima® and MoneyNow!®. In addition to our retail stores, we also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and PaydayUK®, in Canada under the Money Mart name, and Finland and Sweden primarily under the Risicum® and OK Money® brand names.

We report financial results for our business as three reportable segments — our financial services offerings in each of Canada, Europe and the United States. Information regarding total assets, operating results and other financial information regarding each of our reporting segments for each of the fiscal years ended June 30, 2009, 2010 and 2011 is set forth in “Item 8. — Financial Statements and Supplementary Data — Note 19” in this Annual Report on Form 10-K.

Our Industry

We operate in a sector of the financial services industry that serves the basic needs of individuals and small businesses needing quick and convenient access to cash and other financial services. These needs are primarily evidenced by consumer demand for short-term consumer and small business loans, secured pawn lending, check cashing, gold buying, money transfers, prepaid debit cards, foreign currency exchange and other services. Consumers who use these services are often underserved by banks and other financial institutions.

Service sector and self-employed individuals represent the largest portion of the population in each of the countries in which we operate. Many of these individuals periodically require short-term loans to provide cash necessary for living and other episodic expenses. They may not be able, or even desire, to obtain loans from banks as a result of their immediate need for cash, the irregular receipt of payments from their employers, or the unavailability of bank loans in small denominations for short time periods. For those who maintain banking relationships, short-term loan products can provide an alternative to the generally high cost of overdraft fees charged by their banks for overdrawn accounts. Individuals who do not maintain regular banking relationships use services provided by our industry for a variety of reasons, including that they lack sufficient assets to maintain minimum balance requirements or to achieve the benefits of savings with banks, do not write enough checks to make a bank account beneficial, have a dislike or distrust of banks, or do not have a neighborhood bank in close proximity to them.

Despite the inherent demand for basic financial services, access to banks has become increasingly difficult for a significant segment of consumers, especially in United States, Canada and Europe. Many banks have chosen to close their less profitable or lower-traffic locations and to otherwise reduce the hours during which they operate at such locations. Typically, these closings have occurred in neighborhoods where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Furthermore, traditional banks have tended in recent years to eliminate, or have made it difficult or relatively expensive to obtain, many of the services that under-banked consumers’ desire.

As a result of these developments, a significant number of businesses offer financial services to service-sector and self-employed individuals. The providers of these services are generally fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary financial services.

Secured pawn lending offers customers a flexible short-term loan secured primarily on gold-based items, such as jewelry, with the exception of our Suttons & Robertson’s business in London which accepts pledges on a broad range of high value items of up to GBP 1.0 million.

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

Our Markets

We operate primarily in three geographical markets, Canada, Europe (the United Kingdom, Sweden, Finland, Poland and the Republic of Ireland) and the United States. The following chart illustrates our consolidated revenue by geography for fiscal 2011:

For more information regarding our consolidated revenue by geography, please see “Item 8. Financial Statements and Supplementary Data — Note 19” in this Annual Report on Form 10-K.

Canada

We believe that we are the leading financial services company in Canada serving unbanked and under-banked consumers. We estimate that, across Canada, there are approximately 1,500 individual outlets offering short-term single-payment consumer loans and/or check cashing, including only two other networks of stores exceeding 100 locations in Canada. We believe we operate the largest store network in Canada based upon revenues and profitability, and therefore we believe that we have the largest market share in Canada in our sector.

As of June 30, 2011, our Canadian network consisted of 477 retail financial services stores, of which 455 are company-owned and 22 are operated by franchisees. During fiscal 2011, we opened 16 new retail stores in Canada, and reacquired 40 existing franchised Canadian stores. We anticipate opening approximately 20 to 25 new retail financial services stores in Canada during fiscal 2012, and purchasing additional franchised stores as appropriate opportunities arise. We are located in 12 of the 13 Canadian provinces and territories, with 240 locations in Ontario, 82 locations in British Columbia, 75 locations in Alberta, 20 locations in Manitoba and 60 locations in the other Canadian provinces and territories. We have at least one store in nearly every Canadian city with a population exceeding 50,000.

Our Canadian stores typically offer short-term single-payment consumer loans, check cashing, Western Union money transfer products, foreign currency exchange, prepaid debit cards, gold buying and other ancillary products and services. During fiscal 2011, we began offering pre-paid cellular telephones and related service plans and accessories in certain of our stores in Alberta, British Columbia, Ontario and Quebec in partnership with two Canadian cellular telephone providers. All of our stores in Canada operate under the name “Money Mart”, except our locations in Québec, which operate under the name “Instant Cheques” and do not offer short-term single-payment consumer loans. We also offer our short-term single-payment loan products over the Internet to residents of Alberta and Ontario, primarily through our website located at www.moneymart.ca, and are testing pawn lending in Toronto.

Europe

United Kingdom and the Republic of Ireland

Based on information from the British Cheque Cashers Association, we believe that our U.K. stores represent approximately 30% of all stores in the United Kingdom operating in our sector. We believe we operate the largest store network based upon revenues and profitability, and therefore we believe we have the largest market share in our sector, in the United Kingdom. In addition, as a result of our April 1, 2011 acquisition of MEM, and our Express Finance business that we purchased in fiscal 2009, we operate the largest online single-payment short-term lending business in the United Kingdom.

As of June 30, 2011, our U.K. network consisted of 449 retail financial services stores, of which 400 are operated by us and 49 are operated by franchisees or agents. Our stores are located in each of the constituent countries of the United Kingdom, with 368 locations in England, 38 locations in Scotland, 25 locations in Northern Ireland and 17 locations in Wales. We also currently have one store in the Republic of Ireland which we manage along with our U.K. retail stores. During fiscal 2011, we opened 69 new retail stores in the United Kingdom. We anticipate opening approximately 75 to 100 new retail stores in the United Kingdom during fiscal 2012.

Our financial services stores in the United Kingdom typically offer short-term single-payment consumer loans, secured pawn lending, gold buying, check cashing, Western Union money transfer products, foreign currency exchange and other ancillary products and services. Most of our stores in the United Kingdom operate under the name The Money Shop, with the exception of certain franchises operating under the name Cash A Chequesm. We also offer our short-term single-payment loan products via the Internet through our Express Finance and recently acquired MEM businesses operating primarily through the web addresses www.paydayexpress.co.uk and www.paydayuk.com, respectively.

In addition to our traditional financial services stores and Internet operations in the United Kingdom, our retail financial services store network includes two traditional pawn shops located in Edinburgh and Glasgow, Scotland under the name “Robert Biggar Ltd.”, and four high-end pawn shops in London, England doing business since 1770 under the names Suttons & Robertsons, T.M. Suttonssm and Robertsonssm. We also provide merchant cash advances which are repaid by future credit card receipts under the trade name Business Cash Advancesm.

Sweden and Finland

On December 31, 2010, we acquired Sefina Finance AB, the leading pawn lending business in Scandinavia. Sefina, which has a more than 125 year operating history, provides pawn loans primarily secured by high value gold jewelry, diamonds and watches. As of June 30, 2011, our Scandinavian retail operations consisted of 16 retail pawnbroking locations in Sweden conducting business under the name “Sefina” and 12 retail store locations in Finland operating under the name Helsingin Pantti SM. We anticipate opening approximately 8 additional pawn lending stores in Sweden and Finland during fiscal 2012.

On July 6, 2011, we acquired Risicum Oyj (Risicum), the leading provider of short-term Internet loans in Finland. Risicum provides loans predominantly in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony-based loans in Sweden.

Poland

Through our 76% controlling interest in Optima, S.A. (Optima), we offer relatively longer-term consumer installment loans in Poland with terms of approximately 40-50 weeks in duration with an average loan amount of $250 to $500. These loans include an in-home servicing feature. Customer sales and service activities are managed through an extensive network of local commission based representatives across seven provinces in Poland.

Additionally, during fiscal 2011, we opened three retail financial services stores in Poland operating under the name “Money Now!”. Our Polish retail stores currently offer gold buying, secured pawn lending, Western Union money transfer products and other financial services.

United States

As of June 30, 2011, we operated a total of 312 retail financial services stores in 15 states, including 102 stores in Florida, 99 stores in California, 16 stores in Louisiana, 15 stores in Arizona, and 80 stores across 11 other states. Depending on location, our financial services store locations in the United States offer some or all of a range of financial products and services, including short-term single-payment consumer loans, check cashing, Western Union money transfer products, prepaid debit cards, gold buying and other ancillary services. We operate our stores in the United States primarily under the trade names “Money Mart” and, in Florida, “The Check Cashing Store”.

In addition to our network of storefront retail financial services stores in the United States, we also offer our branded Military Installment Loan and Education Services, or MILES, program. Through the MILES program, we provide fee-based services primarily to junior enlisted military personnel seeking to purchase new and used vehicles, including access to loans through an agreement with a major third-party national bank and other ancillary products and services including service contracts and guaranteed asset protection (GAP) insurance. The MILES program operates through an established network with approximately 690 franchised and independent new and used car dealerships, in 25 states, that are in close proximity to significant military installations in the United States. Notwithstanding this extensive presence, we believe that there are opportunities to expand the MILES program geographically, to increase its penetration in certain markets, to expand its product offerings and to increase its penetration with more tenured enlisted military personnel with higher pay grade levels.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading position in each of the markets in which we operate, to enter new markets and to strengthen our overall business. Key elements of our strategy include:

Growth through Disciplined Expansion and Acquisition  Since 1990, we have completed more than 100 acquisitions worldwide that have added over 800 company-owned financial services stores to our network, as well as new products, lending and other services platforms and expansion into additional countries, generally with a continuing focus on serving the service sector workforce, small businesses and under-banked consumers generally. We intend to continue to grow our network through the addition of new stores and acquisitions and expansion of our financial services platforms, including fee based processing and origination services, while adhering to a disciplined selection process. We seek to carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential. With respect to our core financial services businesses in Canada and the United Kingdom in particular, we intend to continue to add new storefront locations during fiscal 2012 and beyond that offer consumer lending, secured pawn lending, check cashing, debit cards, foreign currency, Western Union money transfer and money order products, gold buying and other services, or a combination of any of these products and services.

In addition to expanding our existing networks of financial services stores in Canada and Europe, we also intend to continue our efforts both to expand our business geographically as well as to diversify into new business lines and financial platform delivery methods that complement our existing businesses, or that otherwise present an opportunity to leverage our knowledge of our core customer segments. With our fiscal 2009 acquisition of a U.K.-based online consumer lending platform and our acquisitions of MEM in April 2011 and Risicum in July 2011, we leveraged our credit analytics knowledge and technology capabilities and increased our expertise within the Internet lending arena, which expertise we believe can be leveraged and exported to other European countries as well as to Canada. As a result of these acquisitions, we are now the leading provider of short-term single-payment consumer loans via the Internet, mobile phone and other remote platforms in the United Kingdom and Finland.

We also continue to explore, and when appropriate, enter, new markets. By acquiring Sefina, we believe that we will be able to apply our collective knowledge from our secured pawn lending activities in the United Kingdom to Scandinavia, where Sefina is already the largest pawn lender in the market, to continue to increase Sefina’s business both within its existing markets as well as to other markets in Europe. In fiscal 2009, we entered the Eastern European market with our acquisition of a controlling interest in Poland-based Optima, which specializes in consumer installment loans, and have since opened three retail financial services stores in Poland. Poland has a population of nearly 40 million people, with a significant percentage of the population currently underserved by the traditional banking industry. The demographics of neighboring Eastern European countries are similar to that of Poland, with the entire population of Eastern Europe approaching 200 million people across several countries, a significant percentage of which resides in urban-industrial areas. We believe that our initial investments and experience in Poland will provide a platform for further expansion throughout Poland and other Eastern European countries.

With our acquisition of Dealers’ Financial Services, LLC and its MILES program in December 2009, we diversified into a fee-based business that operates in a different market than our core retail financial services stores, yet adheres to our core focus of serving credit-challenged individuals. Revenue from the MILES program comes both from fees which are paid by a major third-party national bank and fees from auto dealers as well as from fees generated by the sale of ancillary products such as warranty service contracts and GAP insurance coverage. At present, the MILES program is solely focused on providing services to U.S. enlisted military personnel applying for auto loans to purchase new and late model used vehicles. We believe we can leverage MILES existing dealership network and lending platform to other similar customer segments through several planned proprietary strategic growth initiatives.

Introduction of Related Products and Services  We offer a wide range of consumer financial products and services, and employ different channels to provide those products and services, designed to meet the demands of our customers in each of the markets in which we do business, including short-term single-payment consumer loans, secured pawn lending, check cashing, gold buying and Western Union money transfer services. To supplement these core products, we seek to provide high-value ancillary products and services, including foreign currency exchange, reloadable VISA and MasterCard brand prepaid debit cards, electronic tax filing and bill payment. These products and services enable our customers to manage their personal finances more effectively, and we continue to expand our service offerings to our customers. For example, during fiscal 2009, we began providing gold buying services in the United Kingdom, and expanded these services to Canada and the United States in fiscal 2010. In fiscal 2011, we entered into partnerships with two cell phone providers for sales of pre-paid cellular phones in our retail stores in Canada. Our broad product and geographic mix provides a diverse stream of revenue growth opportunities that we believe distinguishes us from others in our industry.

Capitalizing on our Enhanced Network and System Capabilities  With our networks of stores across Canada, the United Kingdom, the Republic of Ireland, the United States, Sweden, Finland and Poland, we believe that we are well-positioned to capitalize on economies of scale. Our centralized core support functions, including credit analytics, collections, call centers, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and leveraging purchasing power with our vendors. We use our proprietary systems to support our customer relations, consumer lending and loan servicing activities, as well as to provide an efficient means to manage our internal reporting requirements and regulatory compliance activities. We plan to continue to take advantage of these efficiencies to further enhance our network and store-level profitability. Furthermore, we intend to leverage these capabilities and efficiencies into online, telephony, and other delivery platforms for our products.

Maintaining our Customer-Driven Retail Philosophy  We strive to maintain our customer-service-oriented approach and to meet the basic and diversified financial service needs of our customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain locations, we operate stores that are open 24 hours a day. Our online operations offer customers additional access to our short-term single-payment loan products. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our stores to measure customer service performance. We intend to continue to develop ways to improve our performance, including incentive programs that reward employees for exceptional customer service.

Community Involvement, Ethics and Customer Education  We believe that we strengthen our relationships with our business partners through ethical behavior and with our customers through community involvement. We encourage the management of each of our retail stores and business units to involve themselves with their respective local communities. During fiscal 2011, our global business units contributed approximately $1.0 million in charitable contributions, including over $0.3 million to the Japan tsunami relief effort and over $0.5 million to various children’s health and welfare organizations.

We believe that it is our responsibility, and in the best interests of our company and our customers, to provide our customers guidance on financial matters and education about our products and services. As a part of our commitment to the long-term financial health of our customers, we encourage our customers to contact our consumer education department for guidance or to report any concerns related to our company loan and other products. We have undertaken consumer education initiatives to advance and support financial education and literacy programs in the communities that we serve, as well as to promote responsible use of our products. Core components of the program include consumer brochures, social media posts, non-profit and charitable grant offerings to support financial education programs, free on-line financial literacy training, and the creation of a consumer education section on our websites.

Our Products and Services

The following chart illustrates our consolidated revenue from each of our products and services, as a percentage of total consolidated revenue, for fiscal 2011:

For more information regarding our revenue by product, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Short-Term Single Payment Loans

We originate unsecured, single-payment short-term consumer loans at most of our retail financial service locations in Canada, the United Kingdom and the United States. We bear the entire risk of loss related to these loans. We originated approximately $1.8 billion of short-term single-payment consumer loans during fiscal 2010 and approximately $2.2 billion during fiscal 2011.

Our single-payment short-term consumer loan products provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or an authorization to debit the customer’s bank account via an Automated Clearing House (ACH) or similar transaction for the amount due. The customer may repay the loan in cash or by allowing the check to be presented for collection by manual deposit or an electronic debit to the customer’s bank account for the amount due. In Canada, single-payment short-term consumer loans are issued to qualified borrowers based on a percentage of the borrowers’ income in amounts up to CAD 1,500, with typical repayment terms of 1 to 35 days. We issue single payment short-term consumer loans in the United Kingdom for up to GBP 750, with a maximum term of 30 days. In the United States, these loans are made for amounts up to $1,000, with terms of 7 to 45 days.

We also offer short-term single-payment consumer loans via the Internet in the United Kingdom, in the provinces of Ontario and Alberta, Canada, and, as a result of our recent acquisition of Risicum Oyj, in Finland and Sweden. Internet-originated loans are predominantly made by directing the customer to one of our websites, generally through direct online marketing. Once at the website, the customer completes an online application for a loan by providing his or her name, address, employment information, desired loan amount and bank account information. The information is automatically screened for fraud and other indicators and, based on this information, an application is approved or declined. In some cases, additional information may be required from the applicant prior to making a loan decision. Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is directly deposited into the customer’s bank account.

In addition to our lending activities in Canada, the United Kingdom and the United States, we offer unsecured loans in Poland of generally 40 to 50 week durations with average loan amounts of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well-established and accepted within Poland and Eastern Europe, and was initially established in Britain nearly a century ago. Customer sales and service activities are managed through an extensive network of local commission based representatives and market managers across ten provinces in western Poland.

Because our revenue from our global consumer lending activities is generated through a high volume of small-dollar financial transactions, our exposure to loss from a single customer transaction is minimal. Collection activities are, however, an important aspect of our global operations, particularly with respect to our unsecured short-term single-payment consumer loan products due to the number of unpaid balances beyond stated terms. We have instituted control mechanisms and a credit analytics function that have been very effective in managing risk in our unsecured consumer lending activities. We operate centralized collection centers to coordinate a consistent approach to customer service and collections in each of our markets. Our risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on our unsecured short-term consumer loan portfolio. We have also implemented proprietary predictive scoring models that are designed to limit the amount of unsecured short-term loans we offer to customers who statistically would likely be unable to repay their loan. As a result, we believe that we are less likely to sustain a significant credit loss from a series of transactions or launch of a new product.

We had approximately $100.9 million and $161.9 million of net unsecured consumer loans outstanding as of June 30, 2010 and 2011, respectively. These amounts are reflected on our audited balance sheets included elsewhere in this Annual Report on Form 10-K as consumer loans, net. Consumer loans, net at June 30, 2010 and 2011 are reported net of a reserve of $10.4 million and $14.9 million, respectively, related to consumer lending. Loans in default as of June 30, 2010 was $9.3 million, net of a $21.8 million allowance, and was $13.8 million, net of a $37.7 million allowance at June 30, 2011. See “Management’s Discussion and Analysis

of Financial Conditions and Results of Operations” and “Item 8. Financial Statements and Supplementary Data — Note 2” in this Annual Report on Form 10-K for more information regarding our consumer loan loss reserve policy.

Secured Pawn Lending

We offer secured pawn loans through our retail stores in Sweden and Finland and at most of our retail financial services locations in the United Kingdom. We also operate two traditional pawn shops in Edinburgh and Glasgow, Scotland, and three high-end pawn shops in London, England specializing in high value gold jewelry, watches and diamonds. For fiscal 2010 and fiscal 2011, we generated total revenues from secured pawn lending of $19.9 million and $48.0 million, respectively.

When receiving a pawn loan, a customer pledges personal property to us as security for the loan. We deliver a pawn transaction agreement to the customer, along with the proceeds of the loan. The customer agrees to pay a finance and service charge to compensate us for the use of the funds loaned and to cover direct operating expenses related to the pawn transaction. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable law. If the customer does not repay the loan and redeem the property, the customer forfeits the property to us, and we dispose of the property. We do not have recourse against the customer for the pawn loan. We rely on the disposition of the pawned property to recover the principal amount of an unpaid loan, plus a yield on the investment. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status.

Depending on location, we estimate that 80% to 100% of the items pawned to us are gold-based items, such as jewelry, and have a per item fair value of approximately $600-$1,000, with the exception of our Suttons and Robertson’s business in London, which accepts pledges that are significantly in excess of that amount, with fair values of up to GBP 1.0 million. We have in-store testing equipment to evaluate the purity and weight of the gold items presented for pawn which we believe allows us to obtain a higher level of certainty regarding the pledged item’s fair value. The amount actually loaned in a pawn lending transaction is based on the fair value of the pledged item, and is generally 50% to 80% of the appraised fair value of the pledged item. This variability is due to a variety of factors, including the potential for decreases in the appraised value and individual market conditions. The average term of a pawn loan is six months or less.

Our historical redemption rate on pawn loans is in excess of 85%, which means that for more than 85% of our pawn loans, the customer pays back the amount borrowed, plus interest and fees, and we return the pledged item to the customer. In the instance where the customer fails to reclaim his or her property by repaying the loan, the pledged item is, within several weeks of the customer’s default, sold at auction or to a smelter, or offered for sale in our retail stores or through wholesalers. To the extent that the amount received upon such sale is in excess of the original loan principal plus accrued interest and fees, we return that excess amount received over and above our recorded asset to the customer in accordance with applicable law.

Check Cashing

Customers may cash all types of checks at our check cashing locations, including payroll checks, insurance proceeds checks, government checks and personal checks. In exchange for a verified check, customers receive cash immediately and do not have to wait several days for the check to clear a bank. Before we distribute cash, we verify both the customer’s identification and the validity of the check, occasionally using multiple sources, as required by our standard verification procedures. Customers are charged a fee for this service, which is typically calculated as a percentage of the face value of the check. The fee varies depending on the size and type of check cashed as well as the customer’s check cashing history at our stores.

In recent years, the number and aggregate face value of checks that we have cashed at our stores has declined in all of our geographical core markets. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. Moreover, we believe that the recent global economic downturn, which has affected all of the countries in which we operate, and continuing high unemployment rates, have significantly contributed to the decline in our check cashing business. In response to these developments, we have increasingly focused on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than government checks.

Other Retail Services and Products

In addition to short-term consumer loans, secured pawn lending and check cashing services, we offer our customers a variety of financial and other products and services at our retail financial services locations. These services, which vary from store to store, include Western Union money order and money transfer products, gold buying, foreign currency exchange, VISA and MasterCard branded reloadable debit cards, electronic tax filing, bill payment and prepaid local and long-distance phone services. Among our most significant other financial services products and services are:

Money Transfers.  Through a strategic alliance with Western Union in Canada, the United Kingdom, the United States and Poland, our customers can transfer funds to any location in the world providing Western Union money transfer services. Western Union currently has approximately 430,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for each money transfer transaction. For fiscal 2010 and fiscal 2011, we generated revenue from money transfers of $27.5 million and $32.1 million, respectively, primarily at our financial services stores in Canada, the United Kingdom and the United States.

Gold Purchasing.  In a majority of our retail financial services stores, we purchase gold and other precious metals from customers, typically in the form of jewelry, and sell these items to smelters or other third parties or, in the case of jewelry and other marketable items, offer them for retail sale in certain of our stores. For fiscal 2010 and fiscal 2011, we generated revenue from gold and other metals purchases of $43.0 million and $46.5 million, respectively.

Foreign Currency Exchange.  We offer customers foreign exchange services in many of our retail financial services stores. We derive foreign currency exchange revenues through the charging of a transaction fee, as well as from the margin earned from purchasing foreign currency at wholesale exchange rates and selling foreign currency to customers at retail exchange rates. For fiscal 2010 and fiscal 2011, we generated revenue from foreign currency exchange of $14.4 million and $17.5 million, respectively.

Prepaid Debit Cards.  We offer prepaid Visa and MasterCard branded debit cards in Canada, the United Kingdom and the United States as an agent for third party issuing banks. For fiscal 2010 and fiscal 2011, we generated revenue from prepaid debit card sales of $13.2 million and $17.1 million, respectively.

MILES Program

Through our MILES program, we provide fee based services to enlisted U.S. military personnel applying for auto loans to purchase new and late-model, low-mileage used vehicles that are funded and serviced under an exclusive agreement with a major third-party national bank. Our partner third-party national bank approves the loans, funds and maintains the loan portfolio on its balance sheet, and bears any risk of repayment default. We derive revenue from the fees related to the loan application, an interest rate spread between the rate that the third-party lender receives and the rate that the borrower pays and fees from the auto dealers, as well as commission fees from the sale of warranty service contracts and GAP insurance coverage.

The MILES program operates through an established network of approximately 690 franchised and independent new and used car dealerships according to underwriting protocols specified by the major third-party bank lender and servicer. We maintain relationships with this network of car dealerships through an experienced group of local sales representatives. To be part of the MILES network, dealerships must first be certified by us and agree to comply with a number of vehicle quality and sale stipulations. In particular, the vehicle being financed by the bank lender through the MILES program must be less than five years old, have fewer than 75,000 miles on the odometer and pass a comprehensive quality inspection.

The bank lender’s unique underwriting standards and the ability to purchase service contracts and GAP insurance policies at a discount are designed to help insulate the borrower from events that typically lead to a loan default. GAP insurance covers the difference between the outstanding loan amount and the retail value of the automobile, in the event the vehicle is classified as a “total loss” due to unforeseen events such as a collision, mechanical failure or theft. As part of the MILES program, the borrower is also required to complete, at no charge, an educational course administered by us covering such topics as credit counseling, personal budgeting, and vehicle purchase and maintenance training.

Operations

Facilities and Hours of Operation

As part of our retail and customer-driven strategy, we seek to present a clean, attractive and secure environment, and an appealing format for our retail financial services stores. We follow a set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our core customers. Size varies by location, but our stores are generally 1,000 to 1,400 square feet, with approximately half of that space allocated to the customer service representative and back office areas. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. In certain locations, we operate stores, seven days per week and twenty-four hours a day. Furthermore, our online and other remote platforms offer our customers additional access to our short-term single-payment loan products.

Structure

Our senior management resides at our corporate headquarters in Berwyn, Pennsylvania, and is responsible for our overall strategic direction. This corporate staff includes our global executive management, global strategy, global business development and acquisitions, corporate finance, investor relations, global compensation and benefits, global credit, technology, e-commerce and legal functions, as well as global compliance functions, including internal audit, risk management, and privacy. We also maintain administrative offices in each of the geographical markets in which we operate. We maintain separate management and store support operations and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing for each of the countries in which we operate.

We maintain, in each country in which we operate a network of stores, a store-management organization that is responsible for the day-to-day operations of the retail financial services stores in that country. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a regional vice president who typically supervises approximately five district managers. The regional vice presidents report to the head of operations in each of our divisional corporate offices.

We have centralized facilities in Canada, the United Kingdom, the United States, Scandinavia and Poland to support our consumer lending activities in each of those countries. Our staff at each of these locations performs inbound and outbound customer service for current and prospective consumer loan customers, including collections for past-due consumer loans. Our management at these facilities includes experienced call-center operations, customer service, information technology and collections personnel. We believe that these centralized facilities have helped us both to improve our loan servicing significantly and to reduce credit losses on loans originated by us, and significantly enhances our ability to manage the compliance responsibilities related to our consumer lending operations in the markets in which we operate. We believe that our ongoing investment in, and organization-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry.

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

Security

Robbery and employee theft are significant operational risks that we face. We have sought to deploy extensive security and surveillance systems, dedicated loss prevention and security personnel and management information systems throughout our operations to address areas of potential risk. We believe that our systems are among the most effective in our industry. Accordingly, net security losses represented 0.3% and 0.2% of total revenues for fiscal 2010 and fiscal 2011, respectively.

To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, with back office, safe and computer areas locked and closed to customers. Security measures in each of our stores include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls, and ceilings and tracking of all employee movement in and out of secured areas. Employees use devices to ensure safety and security whenever they are outside the secure teller area. Additional security measures include sophisticated alarm systems, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes. Because we handle cash and negotiable instruments at our locations, daily monitoring, an internal auditing program including periodic unannounced store audits and cash counts at randomly selected locations, and immediate responses to irregularities are employed by us in combating defalcations.

Advertising and Marketing

We employ a variety of media to advertise the products and services that we offer in our financial services stores and online, including point of purchase and in-store promotions, mass media including television and radio advertisements, electronic media including text messaging, e-mail campaigns, search engine marketing and web site marketing, and community activities, which we believe allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events. The nature and type of advertising employed differs by geographical market and the products we are seeking to emphasize. Our in-store and online transaction databases allow us to develop direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics. We actively measure and conduct testing of our advertising programs to ensure we achieve a positive return on investment.

Proprietary Rights

We hold the rights to a variety of service marks relating to the financial services that we provide in our financial services stores and in our other businesses. In addition, we maintain service marks relating to the various names under which our stores operate. Our registered trademarks include Money Mart®, The Money Shop®, Insta-Cheques®, Check Mart®, The Check Cashing Store®, Cash ‘Til Payday®, CustomCash®,

Momentum®, Payday Express®, Month End Money®, Payday UK®, Sefina®, Helsingin Panttism, Cheque In Cash Out®, Real People. Fast Cash®, EasyTax®, Zap-It®, Fast Cash Advance®, CC®, optima®, mce®, Business Cash Advance®, Suttons and Robertson®, Money Now! ®, Risicum®, OK Money® and MILES®.

Franchises

As of June 30, 2011, we had 22 franchise locations in Canada and 49 in the United Kingdom. These franchised locations are subject to franchise agreements with us that have varying durations and have been negotiated individually with each franchisee. We are not actively marketing franchises in any of our markets.

Employees

As of June 30, 2011, we employed approximately 5,375 persons worldwide, consisting of 764 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments, and 4,610 persons in our retail stores and online operations and other operational functions, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel. Other than a small number of our employees in Europe, none of our employees are represented by a labor union, and we believe that our relations with all of our employees are good.

Seasonality

Our business is somewhat seasonal primarily due to the impact of several tax-related service offerings, including cashing tax refund checks, making electronic tax filings and processing applications of refund anticipation loans in Canada. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

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

Because we currently operate in seven countries, and intend to enter into additional markets, we face different competitive conditions across our operations. Competition is driven in part by the demographics of the potential customer base in each market, laws and regulations affecting the products and services we offer in a particular country or regional jurisdiction, platforms from which services are provided, and socio-economic factors present in each market.

The finalization of provincial regulations in Canada for single-payment short-term consumer loans has caused certain existing competitors to expand their operations and some U.S.-based competitors have begun to enter the Canadian market. Notwithstanding this increased competition, we believe that the regulations adopted by a majority of the Canadian provinces in which we do business, including Ontario, British Columbia and Alberta, present an opportunity to leverage our multi-product platform and to improve our share of the Canadian market by continuing to offer the lowest product pricing as compared to our competitors.

Recent research indicates that the U.K. market for small, short-term single-payment loans is served by approximately 1,200 store locations, which include check cashers, pawn brokers and home-collected credit companies, in addition to approximately 20 on-line lenders.

In Sweden, we believe that the market for pawn lending currently includes approximately 50 stores. We believe the Finnish pawn lending industry comprises approximately 30 stores, as well as 10 to 20 Internet lending competitors.

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

Consumer Lending

Prior to 2007, our consumer lending activities in Canada were subject to a federal usury ceiling and provincial licensing in certain provinces. Effective May 3, 2007, the Canadian Parliament amended the federal usury law to permit each province to assume jurisdiction over, and the development of, laws and regulations of short-term single-payment consumer loan products such as ours. To date, the provinces of British Columbia, Alberta, Saskatchewan, Manitoba, Ontario and Nova Scotia have passed legislation regulating short-term single-payment consumer lenders and each has, or is in the process of, adopting regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices. We believe that the short-term single-payment consumer loan products that we currently offer in each regulated province conform to the applicable regulations of such province. We do not offer short-term single-payment consumer loans in Quebec or Newfoundland.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which is responsible for regulating competition, policy, and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Beginning July 31, 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe that we have complied with these regulations where we were not already registered by HM Revenue and Customs.

Short-term single-payment consumer loan products are subject to a variety of regulations at the federal, state and local levels in the United States. Currently, short-term single-payment consumer loan products are primarily regulated at the state level. Several states prohibit certain short-term single-payment consumer loan products and, as a result, we only offer check cashing and other non-loan products in those states. In other states in which operate, applicable laws and regulations typically limit the principal amount that we may offer and the maximum fees that we may charge on our short-term single-payment consumer loans. Some states also limit a customer’s ability to renew an advance and otherwise require certain consumer disclosures. These regulations in many cases also specify minimum and maximum maturity dates and, in some case, impose mandatory “cooling off” periods between transactions. We believe that our short-term single-payment consumer loan products are in compliance with the applicable laws and regulations of the states in which we offer such products.

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

On July 21, 2010, President Obama in the United States signed into law the Consumer Financial Protection Act of 2010 which, among other things, created a federal Bureau of Consumer Protection with regulatory jurisdiction over large non-depository financial companies, including us. Under this law, the Bureau of Consumer Protection has broad authority to prescribe regulations over what it determines to be unfair, deceptive or abusive practices, including the ability to curtail or make unlawful any products falling within its regulatory authority. We cannot predict what, if any, action the Bureau of Consumer Protection might take with respect to short-term single-payment consumer loans.

Short-term single-payment consumer loans have also been the subject of several other proposed bills in the U.S. House and Senate that would impose limits on the interest and fees on such products. To date, none of these bills have moved past committee review.

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

To date, regulation of check cashing fees in the United States has occurred on the state level. We are currently subject to fee regulation in seven states in which we operate: Arizona, California, Hawaii, Louisiana, Ohio, Pennsylvania and Florida, where regulations set maximum fees for cashing various types of checks. Our check cashing fees comply with applicable state regulations. Some states, including California, Ohio, Pennsylvania and Washington, have enacted licensing requirements for check cashing stores. Other states, including Ohio, require the conspicuous posting of the fees charged by each store. A number of states have also imposed recordkeeping requirements, while other states require check cashing stores to file fee schedules with state regulators.

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

Corporate Information

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, our corporate name was “Dollar Financial Corp.”. We operate our store networks and Internet businesses through our direct and indirect wholly-owned foreign and domestic subsidiaries. Our principal executive offices are located at 1436 Lancaster Avenue, Berwyn, Pennsylvania 19312, and our telephone number is (610) 296-3400.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, www.dfcglobalcorp.com as soon as reasonably practicable after they are filed electronically with the SEC.

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

As of June 30, 2011, we had an aggregate of $870.9 million in outstanding indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and to satisfy our working capital and other liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are unable to make the required payments on our debt obligations, we would be in default under the terms of our indebtedness which could result in an acceleration of our repayment obligations. Any such default, or any attempt to alter our business plans and operations to satisfy our obligations under our indebtedness, could materially adversely affect our business, prospects, results of operations and financial condition.

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

Short-term consumer loans have come under heightened regulatory scrutiny in the United States in recent years resulting in increasingly restrictive regulations and legislation at the state and federal levels that makes offering such loans less profitable or attractive to us. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans that a borrower may have outstanding. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of cash advance loans to be feasible, may limit the number of short-term loans that customers may receive or have outstanding, or may prohibit entirely short-term loan products. Additionally, the U.S. Congress continues to receive significant pressure from consumer advocates and other industry opposition groups to adopt such legislation at the federal level. In July 2010, President Obama in the United States signed into law the Consumer Financial Protection Act of 2010 which, among other things, created a federal Bureau of Consumer Protection with regulatory jurisdiction over large non-depository financial companies, including us. Under this law, the Bureau of Consumer Protection has broad authority to prescribe regulations over what it determines to be unfair, deceptive or abusive practices, including the ability to curtail or make unlawful any products falling within its regulatory authority. We cannot predict what, if any, action the Bureau of Consumer Protection may take with respect to short-term consumer loans, and any such actions could have an adverse impact on our business, prospects, results of operations and financial condition.

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

We have historically expanded our business through strategic acquisitions, and a key component of our growth strategy is to continue to pursue acquisition opportunities. We may not, however, be able to achieve the anticipated benefits from the acquisition or investment due to a number of factors. The success of our acquisitions is dependent, in part, upon our effectively integrating the management, operations and technology of acquired businesses into our existing management, operations and technology platforms, of which there can be no assurance, particularly in the case of a larger acquisition or multiple acquisitions completed in a short period of time. The failure to successfully integrate acquired businesses into our organization could materially adversely affect our business, prospects, results of operations and financial condition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in a significant diversion of our management’s time, as well as out-of-pocket costs.

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

The ongoing global economic uncertainties may adversely affect our business in several ways. For example, continued high levels of unemployment in the markets in which we operate may reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures, and general economic uncertainty may affect our loss experience.

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

Consumer advocacy groups, certain media reports, and some regulators and elected officials in the several jurisdictions in which we conduct business have from time to time advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending. These efforts have often focused on lenders that charge consumers imputed interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers and otherwise characterize our products and services as being predatory or abusive toward consumers. This difference in credit cost may become more pronounced if a consumer does not repay a loan promptly, instead electing to renew the loan for one or more additional short-term periods. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease. In addition, media coverage and public statements that assert some form of corporate wrongdoing can lower morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expenses. These trends could materially adversely affect our business, prospects, results of operations and financial condition.

If our estimates of loan losses are not adequate to absorb losses, our results of operations and financial condition may be adversely affected.

We maintain an allowance for loan losses for anticipated losses on consumer loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of June 30, 2011, our allowance for loan losses on consumer loans that were not in default was $14.9 million and our allowance for losses on loans in default was $37.7 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

As of June 30, 2011, we had goodwill of $758.5 million, representing a significant portion of the $1.7 billion in total assets reflected on our consolidated balance sheet as of such date. A substantial portion of our goodwill represents assets capitalized in connection with our historical acquisitions and business combinations. Accounting for intangible assets such as goodwill requires us to make significant estimates and judgments, and as a result we may not realize the value of such intangible assets. In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. A variety of factors could cause the carrying value of an intangible asset to become impaired, including that our cash flow from operations is not sufficient to meet our future liquidity needs. Should such a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our reported results of operations and could materially impact the reported balance of our total stockholders’ equity.

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

The industry in which we operate is highly fragmented and very competitive, and we believe that the market may become more competitive as the industry consolidates. In addition to other consumer lending, secured pawn lending, and check cashing stores in the markets in which we operate, we compete with banks and other financial services entities and retail businesses that offer consumer loans, extend pawn loans, cash checks, sell money orders, provide money transfer services or offer other products and services offered by us. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

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

We currently generate a majority of our revenue outside the United States. Our foreign subsidiaries accounted for 77.4% and 81.8% of our total revenues for the years ended June 30, 2010 and 2011, respectively. As a result, our reported results of operations are vulnerable to currency exchange rate fluctuations, principally in the Canadian dollar, the British pound, the Swedish Krona and the Euro against the United States dollar. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange gains of $49.7 million, losses on derivatives not designated as hedges of $39.3 million, litigation proceeds of $3.9 million and losses on store closings of $0.6 million) by approximately $9.9 million for the twelve months ended June 30, 2011 and $9.2 million (exclusive of losses on extinguishment of debt of $8.4 million, unrealized foreign exchange losses of $10.2 million, losses on derivatives not designated as hedges of

$12.9 million, litigation expense of $22.6 million and losses on store closings of $0.9 million) for the twelve months ended June 30, 2010. This impact represents 10.8% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2011 and 11.3% of our consolidated foreign pre-tax earnings for the twelve months ended June 30, 2010.

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

We derive a significant portion of our revenues from fees associated with cashing payroll, government and personal checks. In fiscal 2011, we generated approximately 18.3% of our total consolidated revenues from fees associated with check cashing. There has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks received by our customer base are replaced with such electronic transfers, demand for our check cashing services could decrease.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

Our expansion strategy, which in part contemplates the addition of new stores, the acquisition of competitor stores and acquiring or developing new distribution channels for our products in Canada, the United Kingdom, the United States, Sweden, Finland, Poland and the Republic of Ireland and other international markets, is subject to significant risks. Our continued growth in this manner is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to our operating platform, the ability to obtain any government permits and licenses that may be required, the ability to identify and overcome cultural and linguistic differences which may impact market practices within a given geographic region, and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.

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

Our MILES program provides fee-based services to junior enlisted military personnel applying for automobile loans. The MILES program generates its operating revenue from fees paid by a major third-party national bank funding the loans, fees from auto dealers and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. We rely upon exclusive contractual relationships with the third-party national bank for the funding and servicing of auto loans made in connection with the MILES program, and non-exclusive arrangement with other providers for warranty service contracts and GAP insurance contracts. However, if any or all of these contractual relationships were terminated, or if events were to occur which resulted in a material reduction in the services provided, a material increase in the cost of the services provided or a material reduction in the fees earned by it for the services provided under these contractual relationships, we could be required to locate new or alternate service providers for our MILES program. In such event, and until we would be able to locate new or alternate service providers, our MILES program business could be significantly disrupted. In addition, such new or alternate service providers may offer services that are more costly to MILES’ customers or that pay premiums or fees below the level that we currently receive. These changes could have a material adverse effect on our business and negatively affect our revenues and results of operations.

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

Because we maintain a supply of cash in our stores, we may be subject to cash shortages due to robbery, employee error and theft.

Since our business requires us to maintain a supply of cash in each of our retail financial services stores, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security, systems and processes for our employees and facilities, we cannot assure you that robberies, employee error and theft will not occur and lead to cash shortages that could adversely affect our results of operations.

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

A catastrophic event or security breach at our corporate or international headquarters or our centralized call-center facilities could significantly disrupt our operations and adversely affect our business, results of operations and financial condition.

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in Victoria, British Columbia, Bichester, England and Nottingham, England. We also maintain centralized call-center facilities in each of these locations as well as in Salt Lake City, Utah that perform customer service, collection and loan-servicing functions for our consumer lending business. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation, and could subject us to significant liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended June 30, 2011, the market price of our common stock has been as high as $23.50, and as low as $9.93. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including global economic and market conditions, quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock, and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

All of our company-operated stores and our administrative offices are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases for our company-operated stores may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm and recovery systems, computers, time-delayed safes and other office equipment. With respect to leased locations open as of June 30, 2011, the following table shows the total number of leases expiring during the periods indicated, without assuming the exercise of any applicable renewal options:

Number of
Period Ending June 30,	Leases Expiring

2012	219
2013 - 2015	570
2016 - 2020	365
2021 - 2025	102

1,256

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets/Reporting Segments	2009	2010	2011

UNITED STATES
Company-operated	358	325	312

	358	325	312

WE THE PEOPLE*
Franchised locations	49	7	—

	49	7	—

CANADA
Company-operated	399	403	455
Franchised locations	62	62	22

	461	465	477

EUROPE
Company-operated	274	330	431
Franchised/agent locations	64	53	49

	338	383	480

Total Stores	1,206	1,180	1,269

*	Included in our Other reporting segment.

The following table reflects the change in the number of stores during fiscal years 2009, 2010 and 2011:

	2009	2010	2011

Number of stores at beginning of period	1,452	1,206	1,180
New stores opened	28	56	88
Stores acquired	17	7	71
Stores closed	(136)	(36)	(19)
Net change in franchise/agent stores	(155)	(53)	(51)

Number of stores at end of period	1,206	1,180	1,269

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated by reference herein to the section in “Item 8. Financial Statements and Supplementary Data — Note 18. Contingent Liabilities” of this Annual Report on Form 10K.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DLLR.” Below is a summary of the high and low sales prices of our common stock for each quarterly period during the two-year period ending June 30, 2011 as reported on the NASDAQ Global Select Market. On January 10, 2011, the Company announced a three-for-two stock split on all shares of its common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All amounts presented below were retroactively adjusted for the common stock split.

Period	High	Low

July 1, 2009 until September 30, 2009	$12.66	$8.59
October 1, 2009 until December 31, 2009	$17.00	$9.99
January 1, 2010 until March 31, 2010	$16.87	$13.53
April 1, 2010 until June 30, 2010	$18.14	$11.73
July 1, 2010 until September 30, 2010	$14.23	$9.93
October 1, 2010 until December 31, 2010	$19.15	$13.33
January 1, 2011 until March 31, 2011	$21.79	$18.79
April 1, 2011 until June 30, 2011	$23.50	$20.00

Holders

On June 30, 2011, there were approximately 116 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Dollar Financial Group, Inc., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our global revolving credit facility contains restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this Annual Report as Form 10-K. For example, Dollar Financial Group, Inc.’s ability to pay dividends or to make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Performance Graph

The rules of the Securities Exchange Commission require us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on June 30, 2006 in our common stock and similar investments made in the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Advance America Cash Advance Centers, Inc., Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11
DFC Global Corp.	100.00	154.78	158.33	170.50	83.94	57.22	76.61	131.33	109.94	159.06	180.42
NASDAQ Composite	100.00	113.05	122.33	124.95	108.31	74.39	86.75	107.90	100.42	126.64	132.75
Peer Group	100.00	116.06	112.00	80.27	68.95	64.35	59.55	84.14	82.39	107.57	149.08

Item 6.	SELECTED FINANCIAL DATA

In millions, except share and per share amounts and store data:

	2007	2008	2009	2010	2011

Consolidated Statement of Operations Data:
Revenues:
Consumer lending	$221.8	$282.5	$266.5	$319.5	$429.2
Check cashing	166.7	196.6	164.6	149.5	144.1
Pawn service fees and sales	7.4	12.1	13.8	19.9	48.0
Money transfer fees	20.9	27.5	26.8	27.5	32.1
Gold sales(1)	—	—	3.7	43.0	46.5
Other	38.9	53.5	54.8	73.9	88.5

Total revenues	455.7	572.2	530.2	633.3	788.4

Operating expenses:
Salaries and benefits	129.5	159.4	145.7	154.0	179.9
Provision for loan losses	45.8	58.5	52.1	45.9	73.6
Occupancy	32.3	43.0	41.8	43.3	51.0
Purchased gold costs(1)	—	—	2.4	30.4	31.0
Depreciation	9.4	13.7	13.1	14.3	16.8
Other	83.2	98.4	93.3	99.1	128.9

Total operating expenses	300.2	373.0	348.4	387.0	481.2

Operating margin	155.5	199.2	181.8	246.3	307.2
Corporate and other expenses:
Corporate expenses	53.3	70.8	68.2	86.8	104.1
Other depreciation and amortization	3.4	3.9	3.8	7.3	14.6
Interest expense, net	31.5	44.4	43.7	68.9	90.8
Loss on extinguishment of debt	31.8	0.1	—	9.5	—
Goodwill impairment and other charges	24.3	—	—	—	—
Unrealized foreign exchange loss (gain)	7.6	—	(5.5)	10.1	(47.0)
Loss on derivatives not designated as hedges	—	0.2	—	12.9	39.3
(Proceeds from) provision for litigation settlements	(3.3)	0.3	57.9	29.1	(3.7)
Other expense, net	1.4	0.1	5.5	5.5	6.7

Income before income taxes	5.5	79.4	8.2	16.2	102.4
Income tax provision	37.7	36.0	15.0	21.4	37.1

Net (loss) income	$(32.2)	$43.4	$(6.8)	$(5.2)	$65.3
Less: Net loss attributable to non-controlling interests	—	—	—	(0.3)	(0.5)

Net (loss) income attributable to DFC Global Corp.	$(32.2)	$43.4	$(6.8)	$(4.9)	$65.8

Net (loss) income per share:
Basic(2)	$(0.91)	$1.20	$(0.19)	$(0.14)	$1.73
Diluted(2)	$(0.91)	$1.18	$(0.19)	$(0.14)	$1.66
Shares used to calculate net (loss) income per share:
Basic(2)	35,365,805	36,159,588	36,019,058	36,159,848	38,005,387
Diluted(2)	35,365,805	36,844,844	36,019,058	36,159,848	39,758,551
Operating and Other Data:
Net cash provided by (used in):
Operating activities	$29.3	$80.8	$59.2	$86.7	$16.9
Investing activities	$(170.7)	$(167.0)	$(42.0)	$(184.4)	$(330.6)
Financing activities	$307.4	$0.3	$2.7	$169.8	$194.4
Stores in operation at end of period:
Company-owned	902	1,122	1,031	1,058	1,198
Franchised stores/agents	378	330	175	122	71

Total	1,280	1,452	1,206	1,180	1,269

	2007	2008	2009	2010	2011

Consolidated Balance Sheet Data (at end of period):
Cash	$290.9	$209.7	$209.6	$291.3	$189.0
Total assets	$831.8	$941.4	$921.5	$1,214.6	$1,662.8
Total debt	$521.2	$535.6	$536.3	$728.6	$870.9
Stockholders’ equity	$199.9	$239.4	$209.1	$218.3	$426.6

(1)	For the fiscal years ended June 30, 2009 and June 30, 2010, the previously reported amounts of gold sales and purchased gold costs have been revised to correct certain immaterial classification errors. Specifically charges previously netted in calculating total revenues of $2.3 million and $22.4 million for the fiscal years ended June 30, 2009 and June 30, 2010, respectively, have been reclassified to operating expenses. This reclassification increased other revenue, total revenue, other operating expense, and total operating expense by $2.3 million and $22.4 million for the fiscal years ended June 30, 2009 and June 30, 2010, respectively. This reclassification did not affect the previously reported amounts of operating margin for any period.

(2)	On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented above were retroactively adjusted for the common stock split.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. Through our nearly 1,300 retail storefront locations, Internet websites and mobile phone and other remote platforms, we provide a variety of consumer financial products and services in seven countries across North America and Europe — Canada, the United Kingdom, the United States, Sweden, Finland, Poland and the Republic of Ireland.

Our networks of retail locations in Canada and the United Kingdom are the largest of their kind by revenue in each of those countries. As a result of our acquisition of Sefina Finance AB, we believe that we are also the largest pawn lender in each of Sweden and Finland and, together with our existing pawn operation in the United Kingdom, we believe we are the largest pawn lender in Europe. At June 30, 2011, our global retail operations consisted of 1,269 retail storefront locations, of which 1,198 are company-owned financial services stores, conducting business primarily under the names Money Mart®, The Money Shop®, Insta-Cheques®, mce®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin Panttism, Optima® and MoneyNow!®. In addition to our retail stores, we also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and PaydayUK®, and in Canada under the Money Mart brand.

Our products and services, principally our short-term consumer loans, check cashing services, secured pawn loans and gold buying services, provide customers with immediate access to cash for living expenses or other needs. We strive to offer our customers additional high-value ancillary services, including Western Union® money order and money transfer products, electronic tax filing, reloadable prepaid VISA® and MasterCard® debit cards, foreign currency exchange and prepaid local and long-distance phone services. In addition to our core products, we also provide fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

For our consumer loans, as well as pawn lending, we receive interest and fees on the loans we provide. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer.

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

During the fiscal year ended June 30, 2011, nearly 50% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing, foreign exchange, and fee-based income generated from the MILES program.

We manage our business as three reportable segments — our financial services offerings in each of Canada, Europe and the United States. Our Dealers’ Financial Services, LLC subsidiary, which we operate independently of our other businesses, is included in Other.

During our fiscal 2010, we entered into settlement agreements in connection with class action litigation commenced against us in the Canadian provinces of Ontario, British Columbia, Nova Scotia, New Brunswick

and Newfoundland, in each case related to alleged violations of Canadian laws regarding usury. Purported class actions against us in the provinces of Alberta and Manitoba are still open. As of June 30, 2011, we have included approximately CAD 46.9 million (of which CAD 28.4 million is expected to relate to vouchers issued to class members that will not result in any cash outlay from us) in accrued liabilities related to the settled actions. As a result of these settlements, and the relatively recent advent of provincial regulation in Canada over the short term consumer loan industry, we intend to leverage our multi-product store platform and position as a low cost provider in the market by offering products and services at prices below many of our Canadian competitors and otherwise to seek to enhance our current share of the Canadian market.

Since April 2009, we have acquired thirteen businesses with an aggregate purchase price of approximately $467 million. This includes our December 2009 purchase of DFS, for which we paid a purchase price of approximately $123 million, our December 31, 2010 acquisition of Sefina, with a purchase price of approximately $90.6 million, including contingent consideration, our April 1, 2011 acquisition of Purpose U.K. Holdings Limited, for which we paid a purchase price of approximately $195.0 million and our July 6, 2011 purchase of Risicum Oyj, for which we paid a purchase price of approximately $46.0 million. During fiscal 2011, we also completed the acquisitions of three of our Canadian franchisees with 40 stores for an aggregate purchase price of $39.6 million. We also completed the acquisition of three U.K. stores during fiscal 2011 for a nominal amount.

Recent Events

At our Annual Meeting of Stockholders on November 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 55,500,000 to 100,000,000.

On December 31, 2010, we consummated the acquisition of Sefina Finance AB, a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through its 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash, excluding accrued interest, is payable to the seller in equal installments. We paid the first two installments on March 31, 2011 and June 30, 2011, and the remaining installment is due on September 30, 2011. Furthermore, we are obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive twelve month periods following the closing of the acquisition estimated at the time of acquisition to be approximately $16.6 million.

On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented in this report were retroactively adjusted to give effect to the stock split.

On March 3, 2011, we replaced our existing bank facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility provides for a $200.0 million global revolving credit facility, with potential to further increase our available borrowings under the facility to $250.0 million. Availability under the new global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S. and Canadian operations, our U.K.-based retail and Express Finance online operations and our U.K.-based pawn loan collateral. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base or $75 million. Borrowings under the new global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings is derived from a pricing grid based on the our consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus 1/2 of 1% plus 300 basis points. The new facility will mature on March 1, 2015.

On April 1, 2011, we completed our acquisition of Purpose U.K. Holdings Limited, a leading provider of online short-term loans in the United Kingdom. Purpose U.K. Holdings Limited, which is commonly referred to as “Month End Money” or “MEM” and operates primarily under the brand name Payday UK, provides loans through both internet and telephony-based technologies throughout the United Kingdom. The purchase price for the acquisition was $195.0 million, all of which was paid in cash at the closing with a combination of available cash and GBP 95 million ($152.5 million) borrowed under our new global revolving credit facility.

On April 13, 2011, we completed an underwritten public offering of 6.0 million shares of our common stock at a price to the public of $20.75 per share. The net proceeds from the offering were approximately $117.0 million, after deducting the underwriting discount and our offering expenses. On April 25, 2011, the underwriters exercised their overallotment option under the terms of the underwriting agreement to purchase 672,142 additional shares of our common stock and surrendered their rights with respect to the remaining shares covered by such option. The net proceeds from the sale of the overallotment shares were approximately $13.2 million. We used the net proceeds from the equity offering to repay a portion of the outstanding borrowings under our global revolving credit facility, which was initially used to fund a portion of the acquisition price of MEM.

On July 6, 2011, we acquired Risicum Oyj, the leading provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominately in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony-based loans in Sweden. The total purchase price of the transaction at closing was approximately $46.0 million.

On August 24, 2011, we announced that we have changed our name to DFC Global Corp. We will continue to trade on the NASDAQ stock market under the ticker symbol “DLLR”.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

With respect to company-operated stores, revenues from our check cashing, money order sales, money transfer and other ancillary services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

With respect to our franchised locations, we recognize initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are recognized as earned. Our standard franchise agreement forms grant to the franchisee the right to develop and operate a store and use the associated trade names, trademarks, and service marks within the standards and guidelines established by us. As part of the franchise agreement, we provide certain pre-opening assistance and after the franchised location has opened, we also provide updates to the software, samples of certain advertising and promotional materials and other post-opening assistance.

For single-payment consumer loans that we make directly (company-funded loans), which have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Consumer Loan Loss Reserves Policy.”

Secured pawn loans are offered at most of our retail financial services locations in the United Kingdom and at our pawn shops in Europe. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pledged item will be sold to a smelter, kept for retail sale or go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with our single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan. Since the pawn lawns are secured by the customer’s pledged item, we do not maintain a loan loss reserve for potential future losses.

DFS fee income associated with originated loan contracts is recognized as revenue by us concurrent with the funding of loans by the third party lending financial institution. We also earn additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for consumer loans that we directly originate. To estimate the appropriate level of loan loss reserves, we consider known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that we make directly. As these conditions change, we may need to make additional allowances in future periods.

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

The receivable for defaulted single-payment loans, net of the allowance of $37.7 million at June 30, 2011 and $21.8 million at June 30, 2010, is reported on our balance sheet in loans in default, net, and was $13.8 million at June 30, 2011 and $9.3 million at June 30, 2010.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating units of the United States Retail, Canada, DFS, and the United Kingdom, Sefina, MEM and Poland (which are collectively reported in Europe). We also have a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are combined in one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights and DFS’ MILES program brand name and Sefina and MEM trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

Put Options

Our operations in Canada and Europe expose us to shifts in currency valuations. From time to time, we have purchased put options in order to protect aspects of our operations in the Canada and Europe against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. We have designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in other income/expense on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates.

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

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	June 30,
	2009		2010		2011

Total revenues:
Consumer lending	$266,506	50.3%	$319,465	50.5%	$429,152	54.4%
Check cashing	164,598	31.0%	149,474	23.6%	144,054	18.3%
Pawn service fees and sales	13,794	2.6%	19,899	3.1%	48,043	6.1%
Money transfer fees	26,823	5.1%	27,464	4.3%	32,140	4.1%
Gold sales	3,733	0.7%	43,018	6.8%	46,537	5.9%
Other	54,706	10.3%	73,961	11.7%	88,441	11.2%

Total consolidated revenues	530,160	100.0%	633,281	100.0%	788,367	100.0%

Operating expenses:
Salaries and benefits	145,716	27.4%	153,976	24.4%	179,919	22.8%
Provision for loan losses	52,136	9.8%	45,876	7.2%	73,551	9.3%
Occupancy	41,812	7.9%	43,280	6.8%	51,032	6.5%
Purchased gold costs	2,434	0.5%	30,408	4.8%	30,991	3.9%
Depreciation	13,075	2.5%	14,334	2.3%	16,769	2.1%
Other	93,183	17.5%	99,067	15.6%	128,911	16.4%

Total operating expenses	348,356	65.7%	386,941	61.1%	481,173	61.0%

Operating margin	181,804	34.3%	246,340	38.9%	307,194	39.0%

Corporate expenses	68,217	12.9%	86,824	13.7%	104,057	13.2%
Other depreciation and amortization	3,827	0.7%	7,325	1.2%	14,581	1.8%
Interest expense, net	43,696	8.2%	68,932	10.9%	90,819	11.5%
Loss on extinguishment of debt	—	—%	9,531	1.5%	—	—%
Unrealized foreign exchange (gain) loss	(5,499)	(1.0)%	10,145	1.6%	(47,031)	(5.9)%
(Gain) loss on derivatives not designated as hedges	(45)	—%	12,948	2.0%	39,320	5.0%

	June 30,
	2009		2010		2011

Provision for (proceeds from)
litigation settlements	57,920	10.9%	29,074	4.6%	(3,749)	(0.5)%
Loss on store closings	10,340	2.0%	3,314	0.5%	868	0.1%
Other (income) expense, net	(4,853)	(0.9)%	2,070	0.3%	5,937	0.8%

Income before income taxes	8,201	1.5%	16,177	2.6%	102,392	13.0%
Income tax provision	15,023	2.8%	21,369	3.4%	37,098	4.8%

Net (loss) income	(6,822)	(1.3)%	(5,192)	(0.8)%	65,294	8.2%
Less: Net loss attributable to non-controlling interests	—	—%	(293)	—%	(525)	(0.1)%

Net (loss) income attributable to DFC Global Corp.	$(6,822)	(1.3)%	$(4,899)	(0.8)%	$65,819	8.3%

Net (loss) income per share attributable to DFC Global Corp.:
Basic	$(0.19)		$(0.14)		$1.73
Diluted	$(0.19)		$(0.14)		$1.66

Constant Currency Analysis

We maintain operations in Canada, Europe and the United States. Approximately 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the fiscal year ended June 30, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9995 and 1.5917, respectively. For constant currency reporting purposes when comparing fiscal 2011 to fiscal 2010, the average exchange rates used to translate the Canadian and United Kingdom’s results for fiscal year ended June 30, 2011 were 0.9484 and 1.5811, which were the actual average exchange rates used for the fiscal year ended June 30, 2010. For constant currency reporting purposes when comparing fiscal 2010 to fiscal 2009, the average exchange rates used to translate the Canadian and United Kingdom’s results for fiscal year ended June 30, 2010 were 0.8625 and 1.6125, which were the actual average exchange rates used for the fiscal year ended June 30, 2009. All conversion rates are based on the U.S. Dollar equivalent to one Canadian Dollar and one British Pound Sterling.

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

Fiscal 2011 Compared to Fiscal 2010

Revenues  Total revenues for the year ended June 30, 2011 increased by $155.1 million, or 24.5%, as compared to the year ended June 30, 2010. The impact of foreign currency accounted for $23.2 million of the revenue increase with an additional increase of $94.8 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $37.1 million, or 5.9%. The increase was primarily the result of a $40.6 million and $7.6 million increase in revenues in Europe and Canada, respectively, primarily related to consumer lending, partially offset by a $5.1 million decrease in DFS revenues, and a $5.5 million decrease in United States Retail revenues primarily related to the closure of 36 under-performing store locations since the third quarter of fiscal 2010.

Consolidated consumer lending revenue was $429.2 million for the year ended June 30, 2011 compared to $319.5 million for the year earlier period, an increase of $109.7 million or 34.3%. The impact of foreign currency fluctuations accounted for an increase of approximately $13.3 million and the impact of new stores and acquisitions was an increase of $40.1 million, including our April 1, 2011 acquisition of MEM. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $56.3 million. Consumer lending revenues in Canada and Europe were up by $10.1 million and $50.3 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions), while United States Retail consumer lending revenues were down approximately $4.1 million, due to the closure of stores previously referenced.

Consolidated check cashing revenue decreased $5.4 million, or 3.6%, for the year ended June 30, 2011 compared to the prior year period. There was an increase of approximately $3.8 million related to foreign exchange rates and increases from new stores and acquisitions of $5.3 million. The remaining check cashing revenues were down $14.5 million, or 9.7%, for the year ended June 30, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 5.0% and check cashing revenues in Europe were down 17.0% for the year ended June 30, 2011 as compared to the prior year period. Check cashing revenue in our United States Retail business segment decreased by 11.6%, again heavily influenced by the closure of stores since the third quarter of fiscal 2010. Further, studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business. On a consolidated constant currency basis, the face amount of the average check cashed increased by 1.4% to $524 for the year ended June 30, 2011 compared to $517 for the prior year period, while the average fee per check cashed increased by 2.2% to $20.06. There was also a decline of 8.0% in the number of checks cashed for the year ended June 30, 2011 as compared to the year ended June 30, 2010, down from 7.8 million in the prior year period to 7.2 million in the current year.

Pawn service fees were $48.0 million for the year ended June 30, 2011, representing an increase of $28.1 million, compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of $2.2 million and increases of approximately $22.3 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $3.6 million, or 18.4%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the year ended June 30, 2011, money transfer fees, gold sales and all other revenues increased by $22.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $8.4 million, or 5.8%, for the year ended June 30, 2011 as compared to the prior year period. The decrease was primarily due to lower gold sales in Europe, as well as a decrease in DFS revenues.

Operating Expenses  Operating expenses were $481.2 million for the year ended June 30, 2011 compared to $387.0 million for the year ended June 30, 2010, an increase of $94.2 million or 24.4%. The impact of foreign currency accounted for an increase of $12.6 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $64.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $16.9 million as compared to the prior year. For the year ended June 30, 2011, total operating expenses decreased to 61.0% of total revenue as compared to 61.1% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.2%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 17.1% for the year ended June 30, 2011 compared to 14.4% for the year ended June 30, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom, which typically carry higher loan losses, but lower overall operating costs than our store based business.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and Canada increased by $28.0 million and $2.1 million, respectively, and decreased by $10.8 million in United States Retail. The increase in Europe reflects increased salary and benefits costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased travel costs, professional fees and franchise and other taxes, partially offset by a decrease in costs related to the purchased gold product. In Canada, increases in the provision for loan losses and franchise and other taxes were partially offset by lower professional fees. The decrease in United States Retail was primarily a result of the closure of 36 store locations since the third quarter of fiscal 2010.

Corporate Expenses  Corporate expenses were $104.1 million for the year ended June 30, 2011 compared to $86.8 million for the year ended June 30, 2010, or an increase of $17.3 million. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year.

Other Depreciation and Amortization  Other depreciation and amortization was $14.6 million for the year ended June 30, 2011 compared to $7.3 million for the year ended June 30, 2010. The increase of $7.3 million is primarily related to amortization of identifiable intangible assets for DFS and MEM, as well as amortization of recently reacquired franchise rights and increased depreciation of corporate-related assets.

Interest Expense  Interest expense, net was $90.8 million for the year ended June 30, 2011 compared to $68.9 million for the same period in the prior year, an increase of $21.9 million. Interest related to the $600.0 million in principal amount of our 10.375% senior notes due 2016 accounted for $17.1 million of the increase, net of a decrease in interest expense associated with our repayment of all of our U.K. and Canadian term debt. Included in interest expense for the year ended June 30, 2011 is approximately $19.0 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $16.4 million for the year ended June 30, 2010, an increase of approximately $2.6 million. The increase came almost entirely from the expense related to the cross-currency interest rate swaps and the amortization of debt issuance costs related to our new global revolving credit facility.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $6.5 million non-cash interest charge for the year ended June 30, 2011 as compared to a charge of approximately $4.1 million for the year ended June 30, 2010. Because the senior notes were issued by our Canadian subsidiary, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative, which expires in October 2012.

Unrealized Foreign Exchange Gain/Loss  Unrealized foreign exchange gains of $47.0 million for the year ended June 30, 2011 is primarily due to the unrealized foreign exchange gains associated with our $600 million in senior notes, partially offset by unrealized foreign exchange losses on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our prior credit agreement, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange loss of $10.1 million for the year ended June 30, 2010 was primarily due to the unrealized foreign exchange loss on our senior notes, as well as unrealized foreign exchange losses on intercompany debt.

Loss on derivatives not designated as hedges  Loss on derivatives not designated as hedges was $39.3 million and $12.9 million for the years ended June 30, 2011 and 2010, respectively, related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy term loans. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

(Proceeds from) Provision for Litigation Settlements  Proceeds from litigation settlements during the year ended June 30, 2011 was $3.7 million, primarily related to cash received from Canadian franchisees for their portion of settlement costs for the Canadian class actions. Provisions for litigation settlements during the year ended June 30, 2010 was $29.1 million primarily related to the settlements of purported class actions in British Columbia and Canadian Maritimes and for the potential settlement of other pending and purported Canadian class action proceedings.

Loss on Store Closings  During the year ended June 30, 2011, we recorded $0.9 million of store closing expense related closures of underperforming and overlapping stores primarily in the United States and Canada.

During the year ended June 30, 2010, we recorded additional expense related to stores closed during fiscal 2009 of approximately $1.0 million. This additional expense was related to adjustment assumptions related to the sub-lease potential of some of the locations and the closure of other non-performing U.S. store locations. We also incurred additional expenses of $1.4 million for current period store closures. Lastly, we incurred approximately $0.9 million expense in relation to the buyout of certain “We The People” franchises.

Other (Income) Expense  During the year ended June 30, 2011, we recorded other expenses of approximately $5.9 million, primarily due to acquisition-related activities of $8.7 million, offset by other income items of $2.8 million.

During the year ended June 30, 2010, we recorded other expenses of approximately $2.1 million. The primary elements of these expenses were $2.8 million in expenses related to acquisition-related activities, and $0.9 million in expenses associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe, partially offset by $1.8 million in other income items.

Income Tax Provision  The provision for income taxes was $37.1 million for the year ended June 30, 2011 compared to a tax provision of $21.4 million for the year ended June 30, 2010. Our effective tax rate was 36.2% for the year ended June 30, 2011 and was 132.1% for the year ended June 30, 2010 which is a combination of an effective tax rate of 96.1% on continuing operations and other one- time charges, increased by the impact of a change in the reserve for an uncertain tax position related to transfer pricing and the impact of the convertible debt discount. The impact to our fiscal 2010 provision for income taxes related to these two items was $5.8 million. The decrease in the effective tax rate for the year ended June 30, 2011 as compared to the prior year was primarily a result of improved results in the United States, lower global statutory tax rates, the lower statutory tax rates associated with our recently acquired Scandinavian and UK businesses and the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring completed in the Company’s fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets.

We provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2011 and 2010 which amounted to $98.1 million and $98.3 million, respectively. The $98.1 million in deferred tax assets consists of $44.9 million related to net operating losses and the reversal of temporary differences, and $53.3 million related to excess foreign tax credits resulting from dividends or deemed dividends from the fiscal years ended 2007, 2008 and 2010. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2011 was $78.2 million compared to $68.3 million at June 30, 2010. This increase was the result of an adjustment required by a Competent Authority settlement and by a current year U.S. loss. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. We have foreign tax credit carry forwards of approximately $53.2 million, which will begin to expire in 2017 if not utilized.

We believe that our ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which we refer to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit its ability to utilize the net operating losses under the Code. Our follow-on equity offering in April 2011 did not impact this limitation. The net operating loss carry forward as of June 30, 2011 is $78.2 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.2 million. This represents a decrease of $1.4 million for the period related to the Competent Authority settlement discussed above which is partially offset by a true-up from prior periods.

At June 30, 2010 and 2011 we had $10.3 million and $14.2 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate. We recognized interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, we had approximately $1.7 million of accrued interest related to uncertain tax positions which represents a $0.8 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

Fiscal 2010 Compared to Fiscal 2009

Revenues  Total revenues for the year ended June 30, 2010 increased by $103.1 million, or 19.5%, as compared to the year ended June 30, 2009. The impact of foreign currency accounted for $22.0 million of the increase and the impact of new stores and acquisitions contributed $68.2 million of the increase. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $12.9 million, or 2.4%. The increase was primarily the result of a $14.7 million and $25.1 million increase in revenues in Canada and Europe, respectively, primarily related to consumer lending and gold sales, partially offset by a $25.5 million decrease in revenues in United States Retail primarily related to the closure of 60 under-performing store locations during the fourth quarter of fiscal 2009.

Consolidated fees from consumer lending were $319.5 million for the year ended June 30, 2010 compared to $266.5 million for the year earlier period, an increase of $53.0 million, or 19.9%. The impact of foreign currency fluctuations accounted for an increase of approximately $11.9 million and the impact of new stores and acquisitions represented an increase of $38.9 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $2.2 million. United States Retail consumer lending revenues were down approximately $14.0 million while consumer lending revenues in Canada and Europe were up by $12.8 million and $3.6 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased by $15.1 million, or 9.2%, for the year ended June 30, 2010 compared to the prior year period. There was an increase of approximately $5.3 million related to foreign exchange rates and increases from new stores and acquisitions of $2.6 million. The remaining check cashing revenues were down $23.0 million, or 14.0%, for the year ended June 30, 2010. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues in Canada declined 6.7% and check cashing revenues in Europe were down 20.7% for the year ended June 30, 2010 as compared to the prior year, reflecting the continuing global recession. Check cashing revenues from our

United States Retail business segment decreased by 17.9%, again significantly influenced by the closure of stores during fiscal 2009 and the economic downturn. On a consolidated constant currency basis, the face amount of the average check cashed increased by 0.6% to $484 for the year ended June 30, 2010 compared to $487 for the prior year period, while the average fee per check cashed increased by 3.8% to $18.46. There was also a decline of 15.6% in the number of checks cashed for the year ended June 30, 2010 as compared to the year ended June 30, 2009, down from 9.3 million in the prior year to 7.8 million in the current year.

Pawn service fees were $19.9 million for the year ended June 30, 2010, representing an increase of $6.1 million, or 44.3%, compared to prior year period. The impact of foreign currency fluctuations accounted for a nominal decrease of $0.4 million and increases of approximately $3.8 million related to the impact from new stores and acquisitions. The remaining increase of $2.7 million or 19.6% is primarily due to management’s increased emphasis on promoting and growing the U.K. pawn business.

For the year ended June 30, 2010, money transfer fees, gold sales and all other revenues increased by $59.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $30.9 million, or 36.2%, for the year ended June 30, 2010 as compared to the prior year. The increase was primarily due to increased gold sales in both Europe and Canada, the debit card business and the success of the foreign exchange product.

Operating Expenses  Operating expenses were $387.0 million for the year ended June 30, 2010 compared to $348.4 million for the year ended June 30, 2009, an increase of $38.6 million or 11.1%. The impact of foreign currency accounted for an increase of $11.3 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $52.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $25.4 million as compared to the prior year. For the year ended June 30, 2010, total operating expenses decreased to 61.1% of total revenue compared to 65.7% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 59.5%.

Relative to our primary business units, after excluding the impacts of foreign currency and acquisitions, operating expenses decreased in Canada and United States Retail by $4.1 million and $34.6 million, respectively, and increased by $15.1 million in Europe. These decreases in Canada and United States Retail were a result of a focus on cost reductions in addition to the closure of approximately 114 United States stores during fiscal 2009. The increase in Europe is a result of increased purchased gold costs.

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

•	Subsequent to the prepayment of the majority of the Canadian term debt on December 23, 2009, with the proceeds from our $600.0 million senior note offering completed in December 2009 we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $3.3 million non-cash interest charge for Fiscal 2010. Due to the newly issued $600.0 million principal 10.375% Senior Notes due 2016 in Canada, we will continue to reclassify such amounts into earnings over the remaining original term of the derivative.

•	Subsequent to the early settlement in May 2009 of its two cross-currency interest rate swaps hedging variable-rate borrowings at our foreign subsidiary in the United Kingdom, we discontinued hedge accounting on these cross-currency swaps. In accordance with the Derivatives and Hedging Topic of the FASB Codification, we were required to continue to report the net loss related to the discontinued cash flow hedge in other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.9 million non-cash interest charge for Fiscal 2010. As a result of the repayment of all of the United Kingdom’s term debt, we reclassified all of the U.K.’s remaining net loss from other comprehensive income into earning. This charge to earnings is included as “Loss on Extinguishment of Debt” which is included in the Statement of Operations.

Unrealized Foreign Exchange Gain/Loss  Unrealized foreign exchange loss of $10.1 million for the year ended June 30, 2010 is due primarily to the unrealized foreign exchange losses associated with our newly issued $600 million senior notes and the remaining term debt balance related to the Company’s 2006 Credit Agreement, as amended. All of this debt was issued by our indirectly wholly-owned Canadian and U.K. subsidiaries and was denominated in currencies other than the reporting currency of those entities. Near the end of the fiscal year, we retired the remaining term debt related to the 2006 Credit Agreement, as amended, leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain recorded for the year ended June 30, 2009 was related to the term debt outstanding under the 2006 Credit Agreement, as amended.

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

Provision for Litigation Settlements  Provision for litigation settlements during the year ended June 30, 2010 was $29.1 million, primarily related to the settlements of purported class actions during the fiscal 2010 in British Columbia and the Canadian Maritimes and for the potential settlement of other pending and purported Canadian class action proceedings. During the year ended June 30, 2009, we recorded $57.9 million of Canadian litigation settlement provisions primarily related to the settlement of our class action litigation in the province of Ontario.

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

Fiscal 2011 compared to Fiscal 2010

			% Increase/
			Decrease -
	Year Ended June 30,		Margin
	2010	2011	Change
	(Dollars in thousands)

United States Retail revenues:
Consumer lending	$65,675	$61,601	−6.2%
Check cashing	46,459	41,083	−11.6%
Money transfer fees	4,841	4,810	−0.6%
Gold sales	427	2,499	485.2%
Other	10,352	12,219	18.0%

Total United States Retail revenues	$127,754	$122,212	−4.3%
Operating margin	21.2%	26.4%	5.2 pts.
Canada revenues:
Consumer lending	$147,851	$170,667	15.4%
Check cashing	69,414	73,379	5.7%
Pawn service fees and sales	—	30	100.0%
Money transfer fees	16,439	19,203	16.8%
Gold sales	11,917	14,767	23.9%
Other	31,199	32,556	4.3%

Total Canada revenues	$276,820	$310,602	12.2%
Operating margin	48.8%	49.5%	0.7 pts.
Europe revenues:
Consumer lending	$105,939	$196,884	85.8%
Check cashing	33,601	29,592	−11.9%
Pawn service fees and sales	19,899	48,013	141.3%
Money transfer fees	6,184	8,127	31.4%
Gold sales	30,674	29,271	−4.6%
Other	17,165	22,007	28.2%

Total Europe revenues	$213,462	$333,894	56.4%
Operating margin	35.6%	32.8%	(2.8 pts. )
Other revenues:
Total Other revenues (included in other revenue)	15,245	21,659	42.1%
Operating margin	53.7%	53.9%	0.2 pts.

Total revenue	$633,281	$788,367	24.5%

Operating margin	$246,340	$307,194	24.7%

Operating margin %	38.9%	39.0%	0.1 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Year Ended June 30,
	Revenue		Pre-Tax Income
	2010	2011	2010		2011

United States Retail	20.2%	15.5%	4.3%		12.3%
Canada	43.7%	39.4%	60.6	%(1)	47.8	%(4)
Europe	33.7%	42.4%	59.7	%(2)	60.8	%(5)
Other	2.4%	2.7%	−24.6	%(3)	−20.9	%(6)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $2.2 million of unrealized foreign exchange losses, $12.9 million of losses on derivatives not designated as hedges and $22.6 million of provisions for litigation settlements.

(2)	Excludes $8.0 million of unrealized foreign exchange losses.

(3)	Excludes $0.1 million of unrealized foreign exchange gains and $6.4 million of provisions for litigation settlements.

(4)	Excludes $51.7 million of unrealized foreign exchange gains, $39.3 million of losses on derivatives not designated as hedges and $3.9 million of proceeds from litigation settlements.

(5)	Excludes $2.0 million of unrealized foreign exchange losses.

(6)	Excludes $2.7 million of unrealized foreign exchange losses and $0.2 million of provisions for litigation settlements.

United States Retail

Total United States Retail revenues were $122.2 million for the year ended June 30, 2011 compared to $127.8 million for the year ended June 30, 2010, a decrease of $5.5 million or 4.3%. We have closed 36 under-performing store locations in the United States since the third quarter of fiscal 2010. The closure of these locations was the primary factor in the period-over-period decrease. From a product perspective, this decline is primarily related to decreases of $4.1 million and $5.4 million in consumer lending and check cashing revenue, respectively. The continued high rate of unemployment through all sectors of the U.S. economy negatively impacts consumer lending volumes. In this volatile economic environment, we have continued to take a more cautious approach to lending in all of our segments, including United States Retail. United States Retail funded loan originations decreased 3.9% or $19.5 million, for the year ended June 30, 2011 as compared to the year ended June 30, 2010, primarily due to the closure of 36 stores in the United States previously referenced.

The store closures contributed to the decrease in check cashing revenue, as there were decreases in both the number of checks as well as the face amount of checks that were presented in the United States. The number of checks decreased year over year by approximately 0.5 million with a corresponding decrease in face value of approximately $216.1 million. The face amount of the average check cashed by us in the United States increased by 0.7%, and the average fee per transaction increased from $13.81 to $14.34.

Operating margins in United States Retail increased to 26.4% for the year ended June 30, 2011, compared to 21.2% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs. The closure of 36 underperforming stores is consistent with our United States Retail strategy of closing unprofitable locations and focusing on states with more favorable and stable regulatory environments. We believe that this action has shown to be positive, resulting in improved year-over-year operating margins.

United States Retail pre-tax profit was $11.1 million for the year ended June 30, 2011 compared to $2.3 million for the prior year. The improvement was primarily the result of $5.3 million in increased operating profits, decreased net corporate expenses of $1.6 million, as well as a $1.1 million reduction in loss on store closings.

Canada

Total revenues in Canada were $310.6 million for the year ended June 30, 2011, an increase of 12.2%, or $33.8 million, as compared to the year ended June 30, 2010. The impact of foreign currency rates accounted for $15.9 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, revenues increased by $7.6 million. Consumer lending revenues in Canada increased by $10.1 million or 6.8% (on a constant currency basis and excluding new stores and acquisitions) for the year ended June 30, 2011 as compared to the prior year, reflecting new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down $3.5 million in Canada due to decreases in the number of checks and the total value of checks cashed, down by 3.8% and 3.2%, respectively (also on a constant currency basis and excluding new stores and acquisitions). The average face amount per check increased from $569.45 for the year ended June 30, 2010 to $573.30 for the current year, while the average fee per check increased by 0.1% for the year ended June 30, 2011 as compared to the year ended June 30, 2010.

Operating expenses in Canada increased $15.1 million, or 10.7%, from $141.7 million for the year ended June 30, 2010 to $156.8 million for the year ended June 30, 2011. The impacts of changes in foreign currency rates resulted in an increase of $8.0 million. On a constant currency basis (excluding the impact of new stores and acquisitions), operating expenses increased $2.1 million as compared to the prior year. Increases in the provision for loan losses and franchise and other taxes were offset by lower professional fees. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 0.9 pts from 10.7% to 11.6%. Overall, Canada’s operating margin percentage increased slightly from 48.8% for the year ended June 30, 2010 to 49.5% for the year ended June 30, 2011. The increase in this area is primarily the result of the lower professional fees.

Canada pre-tax income was $59.8 million for the year ended June 30, 2011 compared to $3.7 million for the prior year, an increase of $56.1 million. On a constant currency basis, pre-tax income was $56.8 million, or an increase of approximately $53.1 million. On a constant currency basis, the positive impacts of increased operating margins of $10.7 million, reduced provisions for litigation settlements of $26.4 million, increased foreign exchange gain of $51.1 million related to our senior notes and intercompany debt, were partially offset by increased interest expense of $13.9 million and an increased non-cash valuation loss of $24.3 million on the cross currency interest rate swaps. The year ended June 30, 2010 also included a $3.6 million loss on extinguishment of debt related to our December 2009 refinancing efforts.

Europe

Total revenues in Europe were $333.9 million for the year ended June 30, 2011, compared to $213.5 million for the year earlier period, an increase of $120.4 million or 56.4%. Sefina and MEM contributed $16.9 million and $30.0 million of revenue for the year ended June 30, 2011, respectively. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $40.6 million, or 19.0%. Consumer lending and pawn service fees were up by $50.3 million and $3.7 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued strong performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $7.7 million primarily as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $5.7 million, or 17.0% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $87.2 million, or 63.6%, from $137.2 million for the year ended June 30, 2010 as compared to $224.4 million for the current year. On a constant currency basis and excluding new stores and acquisitions (including our December 31, 2010 acquisition of Sefina and April 1,

2011 acquisition of MEM), Europe’s operating expenses increased by $28.0 million or 20.4%. There was an increase of 5.2 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Express Finance internet-based lending business acquired in April 2009 and MEM. On a constant currency basis, the rate for the year ended June 30, 2010 was 18.4% while for the current year, the rate increased to 23.6%. Additionally, salary and benefits costs, travel costs, professional fees and franchise and other taxes also increased. These increases were partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe decreased from 35.6% for the year ended June 30, 2010 to 32.7% for the current year primarily due to the increase in the provision for loan losses noted above.

The pre-tax income in Europe was $53.3 million for the year ended June 30, 2011 compared to $32.8 million for the prior year, an increase of $20.5 million — on a constant currency basis, the increase was $19.7 million. Increased operating margins of $30.8 million and a reduced unrealized foreign exchange loss of $6.2 million were partially offset by increased interest expense of $3.5 million, increased net corporate expenses of $9.9 million, increased acquisition-related costs of $5.6 million and increased amortization of $3.0 million. The year ended June 30, 2010 also included a $4.7 million loss on extinguishment of debt related to the U.K. term loans which were substantially repaid in December 2009.

Other

We acquired Dealers’ Financial Services (“DFS”) on December 23, 2009. DFS provides fee based services to enlisted military personnel seeking to purchase new and used vehicles. DFS’s revenue comes from fees which are paid by a third-party national bank and fees from the sale of ancillary products such as service contracts and guaranteed asset protection, or GAP insurance. DFS operates through an established network of arrangements with approximately 690 new and used car dealerships (both franchised and independent), according to underwriting protocols specified by the third-party national bank. DFS expenses are primarily compensation/benefits, amortization of its identifiable intangible assets, professional service fees and field management expenses.

DFS revenues were $21.6 million for the year ended June 30, 2011 compared to $14.7 million for the year ended June 30, 2010. We acquired Dealers’ Financial Services, LLC on December 23, 2009 and therefore our consolidated results for the year ended June 30, 2010 include 189 days of DFS results. Revenue for the DFS business unit was unfavorably impacted during the period by the continued high troop deployment to Iraq, Afghanistan and other countries. We further enhanced our Internet and local media advertising campaign programs during the year to increase product awareness amongst the enlisted personnel at the military bases we serve.

Fiscal 2010 compared to Fiscal 2009

			% Increase/
			Decrease
	Year Ended June 30,		Margin
	2009	2010	Change
	(Dollars in thousands)

United States Retail revenues:
Consumer lending	$79,612	$65,675	−17.5%
Check cashing	56,378	46,459	−17.6%
Money transfer fees	5,926	4,841	−18.3%
Gold sales	110	427	288.2%
Other	10,844	10,352	−4.5%

Total United States Retail revenues	$152,870	$127,754	−16.4%
Operating margin	15.1%	21.2%	6.1 pts.
Canada revenues:
Consumer lending	$121,518	$147,851	21.7%
Check cashing	67,830	69,414	2.3%
Money transfer fees	15,092	16,439	8.9%
Gold sales	170	11,917	6910.0%
Other	31,657	31,199	−1.4%

Total Canada revenues	$236,267	$276,820	17.2%
Operating margin	44.1%	48.8%	4.7 pts.
Europe revenues:
Consumer lending	$65,376	$105,939	62.0%
Check cashing	40,390	33,601	−16.8%
Pawn service fees and sales	13,794	19,899	44.3%
Money transfer fees	5,805	6,184	6.5%
Gold sales	3,453	30,674	788.3%
Other	10,217	17,165	68.0%

Total Europe revenues	$139,035	$213,462	53.5%
Operating margin	40.5%	35.6%	(4.9 pts. )
Other revenues:
Total Other revenues (included in other revenue)	1,988	15,245	666.9%
Operating margin	−96.7%	53.7%	150.4 pts.

Total revenue	$530,160	$633,281	19.5%

Operating margin	$181,804	$246,340	35.5%

Operating margin %	34.3%	38.9%	4.6 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Year Ended June 30,
	Revenue		Pre-Tax Income
	2009	2010	2009		2010

United States Retail	28.8%	20.2%	−23.9%		4.3%
Canada	44.6%	43.7%	105.3	%(1)	60.6	%(4)
Europe	26.2%	33.7%	51.5	%(2)	59.7	%(5)
Other	0.4%	2.4%	−32.9	%(3)	−24.6	%(6)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $57.5 million of provisions for litigation settlements.

(2)	Excludes $5.5 million of unrealized foreign exchange gains.

(3)	Excludes $0.1 million of proceeds from litigation settlements.

(4)	Excludes $2.2 million of unrealized foreign exchange losses, and $12.9 million of losses on derivatives not designated as hedges and $22.6 million of provisions for litigation settlements.

(5)	Excludes $8.0 million of unrealized foreign exchange losses.

(6)	Excludes $0.1 million of unrealized foreign exchange gains and $6.4 million of provisions for litigation settlements.

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

Canada

Total Canadian revenues were $276.8 million for the year ended June 30, 2010, an increase of 17.2%, or $40.6 million as compared to the year ended June 30, 2009. The impact of foreign currency rates accounted for $25.7 million of this increase. On a constant currency basis, revenues increased by $14.9 million. On a constant currency basis, check cashing revenues were down $4.6 million in Canada with the effects of higher unemployment resulting in decreases in the number of checks and the total value of checks cashed — down by 11.0% and 10.7%, respectively. The average face amount per check increased marginally from $491.03 for the year ended June 30, 2009 to $492.80 for the current year, while the average fee per check increased by 4.9% for the year ended June 30, 2010 as compared to the year ended June 30, 2009. Consumer lending revenues in Canada increased by $12.8 million or 10.5% (on a constant currency basis) for the year ended June 30, 2010 as compared to the prior year.

Operating expenses in Canada increased $9.7 million or 7.3% from $132.0 million for the year ended June 30, 2009 to $141.7 million for the year ended June 30, 2010. The impacts of changes in foreign currency rates resulted in an increase of $13.5 million. The constant currency decrease of approximately $3.8 million is primarily related to decreases in provision for loan losses and returned check expenses, offset in part by increased expenses in advertising in relation to the new regulatory environment in Canada and a slight increase in salaries and benefits costs. On a constant currency basis, provision for loan losses, as a percentage of loan revenues decreased by 8.4 pts from 19.1% to 10.7%. Overall Canada’s operating margin percentage increased from 44.1% for the year ended June 30, 2009 to 48.8% for the year ended June 30, 2010. The solid improvement in this area is the result of increased consumer lending revenues and lower consumer lending losses, in addition to efforts to reduce costs and promote efficiencies. Through June 30, 2010, provinces which comprise more than 95% of our Canadian company-operated store base had all announced maximum lending rates that are above our existing price structure, but generally below the pricing of many competitors. As a result, we resumed our television advertising campaign in certain Canadian provinces and are beginning to experience an increase in the number of new customers conducting transactions in our Canadian stores.

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

Europe

Total Europe revenues were $213.5 million for the year ended June 30, 2010 compared to $139.0 million for the year earlier period, an increase of $74.5 million or 53.5%. On a constant currency basis and excluding the impact of new stores and acquisitions in the current fiscal year, Europe year-over-year revenues have increased by $25.1 million, or 18.1%. Consumer lending, pawn service fees and other revenues (gold sales, foreign exchange products and debit cards) were up by $3.6 million, $2.7 million and $27.8 million, respectively. As in the United States Retail and Canada business segments, Europe check cashing revenues was impacted by the recession and decreased by approximately $8.4 million, or 20.7% (also on a constant currency basis and excluding new stores and acquisitions).

Europe operating expenses increased by $54.5 million, or 66.0% from $82.7 million for the year ended June 30, 2009 as compared to $137.2 million for the current year. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $15.1 million or 18.3%. The increase was the result of increased purchased gold costs, partially offset by the results of Company’s overall cost reduction focus. There was an increase of 6.0 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Express Finance internet-based lending business acquired in April 2009 and the Poland business acquired in June 2009. On a constant currency basis, the rate for the year ended June 30, 2009 was 12.4% while for the current year, the rate increased to 18.4%. On a constant currency basis, the Europe operating margin percentage decreased from 40.5% for the year ended June 30, 2009 to 35.8% for the year ended June 30, 2010 primarily due to the increase in the provision for loan losses noted above, as well as the higher mix of gold sales, which generates a lower margin than our other products.

The Europe pre-tax income was $33.4 million for the year ended June 30, 2010 compared to $36.4 million for the prior year, a decrease of $3.0 million — on a constant currency basis, the decrease was $2.5 million. On a constant currency basis, in addition to increased operating margins of $21.3 million and a reduction in interest expense of $2.9 million, pre-tax income was negatively impacted by expenses related to the Company’s recent refinancing efforts of $4.3 million, increased net corporate expenses of $5.1 million and a net change of $17.1 million in realized/unrealized foreign exchange losses — prior fiscal year had $7.4 million of gains and current fiscal year results include losses of $9.7 million.

Other

We acquired DFS on December 23, 2009 and therefore our consolidated results for the year ended June 30, 2010 include 189 days of DFS results. DFS revenues were $14.7 million for the year ended June 30, 2010.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing, consumer and pawn lending and other operating and acquisition activities. For the year ended June 30, 2011, cash and cash equivalents decreased $102.3 million, which is net of a $17.0 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.

Consumer loans, net increased by $61.0 million to $161.9 million at June 30, 2011 from $100.9 million at June 30, 2010. Consumer loans, gross increased by $65.5 million and the related allowance for loan losses increased by $4.5 million. The Europe and Canada business units showed increases in their consumer loans balances of $58.1 million and $6.1 million, respectively. On a constant currency basis, the consumer loans balance in Europe increased by $51.3 million. The increases in the Europe consumer loans balances was primarily the result of the MEM acquisition, with the remaining increase spread reasonably evenly over the legacy loan products and internet loan business. On a constant currency basis, the Canada business had an increase in consumer loans balances of $2.8 million. The United States Retail business had an increase of $1.3 million. In constant dollars, the allowance for loan losses increased by $3.3 million and decreased as a percentage of the outstanding principal balance to 8.2% at June 30, 2011 from 9.4% at June 30, 2010. The following factors impacted this area:

•	Continued improvements in United States Retail collections and our actions, taken in an effort to decrease our risk exposure by reducing the amount that we are willing to loan to certain customer segments. The historical loss rates (expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans) have continued to decline. The ratio of the allowance for loan losses related to United States Retail short-term consumer loans decreased from 4.1% at June 30, 2010 to 1.8% at June 30, 2011.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding has decreased from 2.7% at June 30, 2010 to 1.6% at June 30, 2011.

•	In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has decreased from 14.8% at June 30, 2010 to 11.6% at June 30, 2011, primarily as a result of lower loss reserve applied to the recently acquired MEM current loan portfolio, partially offset by higher loss reserves applied to our legacy loan business. The impact of a larger loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

Liquidity and Capital Resources

Historically, our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt and equity securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company-originated consumer loans and pawn loans, finance store expansion, finance acquisitions and finance the expansion of our products and services. In April 2011, we completed a public offering of our common stock, which resulted in aggregate net cash proceeds to us of approximately $130.2 million. We used the net proceeds from the equity offering to repay a portion of the outstanding borrowings under our global revolving credit facility, which was initially used to fund a portion of the acquisition price of MEM.

Net cash provided by operating activities was $59.2 million for fiscal 2009, $86.7 million in fiscal 2010 and $16.9 million for fiscal 2011. The decrease in net cash provided by operations in 2011 compared to 2010 was primarily the result of payments related to settled Canadian class action litigation, as well as an increase in consumer loans and pawn loans.

Net cash used in investing activities was $42.0 million in fiscal 2009, $184.4 million in fiscal 2010 and $330.6 million in fiscal 2011. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. For fiscal 2009, we made capital expenditures of $15.8 million and acquisitions of $26.2 million compared to capital expenditures of $29.4 million and acquisitions of $155.0 million in fiscal 2010. During fiscal 2011, we made capital expenditures of $41.4 million and acquisitions of $289.2 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $50.0 to $55.0 million during our fiscal year ending June 30, 2012. The actual amount of capital expenditures each year will depend in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash provided by financing activities was $2.7 million for fiscal 2009, $169.8 million in fiscal 2010 and $194.4 million in fiscal 2011. The cash provided by financing activities during fiscal 2009 was primarily a result of the proceeds from termination of the U.K. cross currency swaps of $14.4 million and $3.3 million proceeds from the exercise of stock options. This was partially offset by $3.6 million in debt payments, a decrease of $3.8 million in our revolving credit facility and $7.5 million for stock repurchased in fiscal 2009. The cash provided by financing activities during fiscal 2010 was primarily a result of $596.4 million in proceeds from the issuance of 10.375% Senior Notes due 2016, in part offset by a repayment of our legacy term debt in the amount of $369.2 million, $32.0 million for the repurchase of 2.875% Senior Convertible Notes due 2027 and payment of debt issuance costs of $19.9 million. The cash provided by financing activities during fiscal 2011 was primarily a result of $130.2 of net cash proceeds from our April 2011 public offering of our common stock, as well as $66.0 million in borrowings under our new global revolving credit facility, in part offset by the payment of debt issuance costs of $5.0 million.

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

The global revolving credit facility allows for borrowings by Dollar Financial Group, Inc., a direct wholly owned subsidiary of DFC Global Corp., National Money Mart Company, our indirect wholly owned Canadian subsidiary, and Dollar Financial U.K. Limited, and Instant Cash Loans Limited, each an indirect wholly owned U.K. subsidiary. Borrowings by Dollar Financial Group, Inc. under the global revolving credit facility are guaranteed by DFC Global Corp. and certain of its direct and indirect domestic U.S. subsidiaries. Borrowings by non-U.S. borrowers under the global revolving credit facility are guaranteed by DFC Global Corp. and Dollar Financial Group, Inc. and substantially all of their domestic U.S. subsidiaries, by National Money Mart Company and substantially all of its direct and indirect Canadian subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited and substantially all of the U.K. subsidiaries of Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the global revolving credit facility are secured by substantially all the assets of such borrowers and guarantors.

As of June 30, 2011, there was $65.9 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit agreement contains customary covenants, representations and warranties and events of default. As of June 30, 2011, we were in compliance with all such covenants.

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

On December 23, 2009, we and our lenders amended and restated the terms of the 2006 credit agreement. Pursuant to the terms of the amended and restated credit agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014 (subject to the condition, which was satisfied in February 2010, that prior to October 30, 2012, the aggregate principal amount of the 2027 Notes be reduced to an amount less than or equal to $50 million).

Outstanding amounts under the amended and restated credit agreement that were owed to lenders which consented to the extended maturity date received an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid. Lenders under the 2006 credit agreement that did not consent to the extended maturity in 2009 received an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid.

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

Scandinavian Credit Facilities  As a result of the December 2010 acquisition of Sefina, we assumed approximately $61.8 million of borrowings under Sefina’s credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($38.1 million at June 30, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.23% at June 30, 2011). Also with the same Scandinavian bank, we assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of June 30, 2011, SEK 34.0 million ($5.4 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.33% at June 30, 2011). We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.6 million ($24.1 million) was outstanding as of June 30, 2011 at a rate of Euribor plus 270 basis points (3.29% at June 30, 2011).

Other Debt  Other debt consists of $8.8 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $0.2 million overdraft facility, a $3.0 million revolving loan and a $5.6 million term loan.

Long-Term Debt  As of June 30, 2011, our long term debt consisted of $597.0 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $40.7 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $90.9 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes, $8.6 million of revolving and term loans owed by S&R and $38.1 million of borrowings under Sefina’s revolving credit facility and bank loans which we assumed in the acquisition.

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

Future Obligations  Our future obligations include minimum lease payments under operating leases, principal repayments on our debt obligations, obligations under Canadian class action agreements payable in cash, and certain acquisition-related payments. Operating leases are scheduled payments on existing store and other administrative leases. These leases typically have initial terms of five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges.

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2011, excluding periodic interest payments, include the following (in millions):

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Revolving credit facilities	$65.9	$65.9	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0
Scandinavian credit facilities	67.6	29.5	29.4	8.7
Other Notes Payable	8.8	0.2	8.6	—	—
Obligations under Canadian Class Action	14.1	14.1	—	—	—
Settlement Agreements Payable in Cash
Express Finance Limited contingent consideration payment	12.1	12.1	—	—	—
Sefina acquisition installment payments	5.3	5.3	—	—	—
Operating lease obligations(1)	234.5	49.8	77.9	52.8	54.0

Total contractual cash obligations	$1,173.1	$176.9	$115.9	$61.5	$818.8

(1)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

(2)	Excluded from the table is approximately $17.8 million of contingent acquisition payments that are dependent on the operating performance of Sefina.

(3)	Excluded from the table are any potential payments on our cross-currency interest rate swaps which expire in October 2012, as these payments are not fixed and determinable.

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

Impact of Recent Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this Statement beginning in the quarterly period ended March 31, 2010, as required, and adoption has not had a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This standard update amends Topic 220 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. ASU 2011-05 concerns disclosures only and will not have a material impact on our financial position or results of operations.

DFC GLOBAL CORP.
SUPPLEMENTAL STATISTICAL DATA

The following table presents a summary of our consumer lending originations, including loan extensions and revenues, for the following periods:

	Year Ended June 30,
	2009	2010	2011

U.S. company-funded consumer loan originations	$582.1	$500.3	$480.8
Canadian company-funded consumer loan originations	776.3	792.3	879.6
U.K. company-funded consumer loan originations	358.7	500.4	831.9
Poland company-funded consumer loan originations	—	11.7	15.1

Total company-funded consumer loan originations	$1,717.1	$1,804.7 (1)	$2,207.4 (2)

U.S. servicing revenues, gross	$2.0	$—	$—
U.S. company-funded consumer loan revenues	77.6	65.7	61.6
Canadian company-funded consumer loan revenues	121.5	147.9	170.7
U.K. company-funded consumer loan revenues	65.4	98.8	187.5
Poland company-funded consumer loan revenues	—	7.1	9.4

Total consumer lending revenues	$266.5	$319.5	$429.2

Gross charge-offs of company-funded consumer loans	$185.6	$164.0	$217.2
Recoveries of company-funded consumer loans	(130.9)	(122.5)	(162.1)

Net charge-offs on company-funded consumer loans	$54.7	$41.5	$55.1

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	10.8%	9.1%	9.8%
Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.6%	6.8%	7.3%
Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	3.2%	2.3%	2.5%

(1)	The increase for the fiscal year ended June 30, 2010 is primarily due to the acquisitions of Express Finance Limited in the United Kingdom and Optima, S.A. in Poland, partially offset by a decrease in the United States, related to a reduction in the number of U.S. stores. Additionally, in fiscal 2010, there was a $69.8 million increase in Canada and an $8.7 million decrease in the United Kingdom compared to fiscal 2009 as a result of the impact of exchange rates for the year ended June 30, 2010. The effects of the global economic recession also resulted in diminished loan originations for the 2009 and 2010 fiscal years.

(2)	The increase for the year ended June 30, 2011 is primarily due to the acquisition of Month End Money in the United Kingdom, partially offset by a decrease in the United States, related to a reduction in the number of U.S. stores. Additionally, in fiscal 2011, there were increases of $44.9 million and $7.4 million, respectively, in Canada and the United Kingdom related to the impact of exchange rates compared to fiscal 2010.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Put Options

Operations in Canada and Europe have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in Canada and Europe against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At June 30, 2011, we did not hold any put options. At times throughout the year we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates.

Canada operations (exclusive of unrealized foreign exchange gains of $51.7 million, litigation proceeds of $3.9 million, loss on derivatives not designated as hedges of $39.3 million, and loss on store closings of $0.5 million) accounted for approximately 47.9% of consolidated pre-tax earnings for the year ended June 30, 2011 and 56.7% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange losses of $2.2 million, loss on derivatives not designated as hedges of $12.9 million, litigation settlements of 22.6 million, loss on extinguishment of debt of $3.6 million, and loss on store closings of $0.9 million) for the year ended June 30, 2010. Europe operations (exclusive of unrealized foreign exchange losses of $2.0 million and loss on store closings of $0.1 million) accounted for approximately 60.2% of consolidated pre-tax earnings for the year ended June 30, 2011 and 56.0% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange losses of $8.0 million and loss on extinguishment of debt of $4.7 million) for the year ended June 30, 2010. U.S. operations (exclusive of unrealized foreign exchange losses of $2.7 million, litigation expense of

$0.2 million and loss on store closings of $0.3 million) accounted for approximately (8.2)% of consolidated pre-tax earnings for the year ended June 30, 2011 and (12.7)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $0.1 million, litigation expense of $6.4 million, loss on extinguishment of debt of $1.2 million, and loss on store closings of $2.4 million) for the year ended June 30, 2010. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $14.1 million. These gains and loss are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange gains of $49.7 million, loss on derivatives not designated as hedges of $39.2 million, litigation proceeds of $3.9 million, and loss on store closings of $0.6 million) by approximately $9.9 million for the year ended June 30, 2011 and $9.2 million (exclusive of the unrealized foreign exchange losses of $10.2 million, loss on derivatives not designated as hedges of $12.9 million, litigation settlements of $22.6 million, loss on extinguishment of debt of $8.4 million, and loss on store closings of $0.9 million) for the year ended June 30, 2010. This impact represents 10.8% of our consolidated foreign pre-tax earnings for the year ended June 30, 2011 and 11.3% of our consolidated foreign pre-tax earnings for the year ended June 30, 2010. A 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $32.1 million for the year ended June 30, 2011 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

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

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2010 and 2011 is a liability of $47.4 million and $73.8 million, respectively and is included in fair value of derivatives on the balance sheet. During the years ended June 30, 2010 and 2011, we recorded $12.9 million and $39.3 million, respectively, charges in the statement of operations related to the ineffective portion of these cash flow hedges.

On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 183.6 million to which our Canadian operating subsidiary, National Money Mart Company, is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminates financial covenants and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.3 million to which National Money Mart Company is a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment includes financial covenants similar to those in the Company’s amended credit facility and allows the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elect to terminate our revolving credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on both of the interest rate swaps in order to secure these amendments.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at its pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2011, our subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.

Item 8.	FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of DFC Global Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2011. Their report is included herein.

In accordance with SEC rules, management excluded Sefina and MEM from its evaluation of internal controls over financial reporting due to the timing of the acquisitions. Sefina and MEM accounted for 6.0% and 6.2% of net income, respectively, and 10.5% and 13.3% of consolidated total assets of the Company for the year ended June 30, 2011, respectively.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood

Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer	Executive Vice President and
August 29, 2011	Chief Financial Officer
August 29, 2011

/s/ William M. Athas

William M. Athas
Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller
August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DFC Global Corp.

We have audited DFC Global Corp.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DFC Global Corp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As set forth in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sefina Finance AB (Sefina) and Purpose UK Holdings, Ltd (Purpose UK) due to the timing of the acquisitions. Sefina and Purpose UK accounted for 6.0% and 6.2% of net income, respectively, and 10.5% and 13.3% of consolidated total assets of the Company for the year ended June 30, 2011, respectively. Our audit of internal control over financial reporting of DFC Global Corp also did not include an evaluation of internal control over financial reporting of Sefina or Purpose UK.

In our opinion, DFC Global Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DFC Global Corp. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of DFC Global Corp. and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DFC Global Corp.

We have audited the accompanying consolidated balance sheets of DFC Global Corp. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DFC Global Corp. at June 30, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DFC Global Corp.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
August 29, 2011

DFC GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	June 30,	June 30,
	2010	2011

ASSETS
Current Assets
Cash and cash equivalents	$291.3	$189.0
Consumer loans, net:
Consumer loans	111.3	176.8
Less: Allowance for consumer loan losses	(10.4)	(14.9)

Consumer loans, net	100.9	161.9
Pawn loans	35.5	136.2
Loans in default, net of an allowance of $21.8 and $37.7	9.3	13.8
Other receivables	17.1	31.2
Prepaid expenses and other current assets	25.8	38.5
Current deferred tax asset, net of valuation allowance of $4.9 and $2.7	1.0	—

Total current assets	480.9	570.6
Deferred tax asset, net of valuation allowance of $80.1 and $84.9	22.6	21.3
Property and equipment, net of accumulated depreciation of $117.2 and $146.7	67.5	100.0
Goodwill and other intangibles	609.0	932.0
Debt issuance costs, net of accumulated amortization of $3.5 and $7.8	18.7	21.0
Other	15.9	17.9

Total Assets	$1,214.6	$1,662.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44.8	$61.1
Income taxes payable	6.2	13.7
Accrued expenses and other liabilities	92.6	98.4
Debt due within one year	3.3	95.7
Current deferred tax liability	0.3	—

Total current liabilities	147.2	268.9
Fair value of derivatives	47.4	73.9
Long-term deferred tax liability	24.0	53.8
Long-term debt	725.3	775.2
Other non-current liabilities	52.4	64.4
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 36,539,663 shares and 43,743,941 shares issued and outstanding at June 30, 2010 and June 30, 2011, respectively	—	—
Additional paid-in capital	331.1	469.2
Accumulated deficit	(115.5)	(49.7)
Accumulated other comprehensive income	2.7	7.6

Total DFC Global Corp. stockholders’ equity	218.3	427.1
Non-controlling interest	—	(0.5)

Total stockholders’ equity	218.3	426.6

Total Liabilities and Stockholders’ Equity	$1,214.6	$1,662.8

See accompanying notes to consolidated financial statements

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share amounts)

	Year Ended June 30,
	2009	2010	2011

Revenues:
Consumer lending	$266.5	$319.5	$429.2
Check cashing	164.6	149.5	144.1
Pawn service fees and sales	13.8	19.9	48.0
Money transfer fees	26.8	27.5	32.1
Gold sales	3.7	43.0	46.5
Other	54.8	73.9	88.5

Total revenues	530.2	633.3	788.4

Operating expenses:
Salaries and benefits	145.7	154.0	179.9
Provision for loan losses	52.1	45.9	73.6
Occupancy	41.8	43.3	51.0
Purchased gold costs	2.4	30.4	31.0
Advertising	8.4	16.7	27.1
Depreciation	13.1	14.3	16.8
Maintenance and repairs	11.8	11.9	14.5
Bank charges and armored carrier service	13.4	13.9	16.6
Returned checks, net and cash shortages	16.0	9.0	7.7
Other	43.7	47.6	63.0

Total operating expenses	348.4	387.0	481.2

Operating margin	181.8	246.3	307.2

Corporate and other expenses:
Corporate expenses	68.2	86.8	104.1
Other depreciation and amortization	3.8	7.3	14.6
Interest expense, net	43.7	68.9	90.8
Loss on extinguishment of debt	—	9.5	—
Unrealized foreign exchange (gain) loss	(5.5)	10.1	(47.0)
Loss on derivatives not designated as hedges	—	12.9	39.3
Provision for (proceeds from) litigation settlements	57.9	29.1	(3.7)
Loss on store closings	10.3	3.3	0.9
Other (income) expense, net	(4.8)	2.2	5.8

Income before income taxes	8.2	16.2	102.4
Income tax provision	15.0	21.4	37.1

Net (loss) income	$(6.8)	$(5.2)	$65.3
Less: Net loss attributable to non-controlling interests	—	(0.3)	(0.5)

Net (loss) income attributable to DFC Global Corp.	$(6.8)	$(4.9)	$65.8

Net (loss) income per share attributable to DFC Global Corp.:
Basic	$(0.19)	$(0.14)	$1.73
Diluted	$(0.19)	$(0.14)	$1.66
Weighted average shares outstanding:
Basic	36,019,058	36,159,848	38,005,387
Diluted	36,019,058	36,159,848	39,758,551

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

						Accumulated
	Common Stock		Additional		Non-	Other	Total
	Outstanding		Paid-in	Accumulated	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance, June 30, 2008	36,344,241	$—	$309.1	$(103.8)	$—	$34.1	$239.4
Comprehensive income (loss)
Foreign currency translation						(17.9)	(17.9)
Cash flow hedges						(8.1)	(8.1)
Net loss				(6.8)			(6.8)

Total comprehensive loss							(32.8)
Restricted stock grants	270,983
Stock options exercised	390,818		3.3				3.3
Vested portion of granted restricted
stock and restricted stock units			3.7				3.7
Purchase and retirement of treasury shares	(803,699)		(7.5)				(7.5)
Retirement of common stock	(47,391)
Other stock compensation			2.7				2.7
Purchase of Optima, S.A.					0.3		0.3

Balance, June 30, 2009	36,154,952	$—	$311.3	$(110.6)	$0.3	$8.1	$209.1

Comprehensive income (loss)
Foreign currency translation						(7.8)	(7.8)
Cash flow hedges						2.4	2.4
Net loss				(4.9)			(4.9)

Total comprehensive loss							(10.3)
Restricted stock grants	346,626
Stock options exercised	132,762		1.5				1.5
Vested portion of granted restricted
stock and restricted stock units			2.8				2.8
Retirement of common stock	(94,677)
Other stock compensation			3.0				3.0
Net loss attributable to non-controlling interest					(0.3)		(0.3)
Debt discount			32.9				32.9
Retirement of debt discount			(20.4)				(20.4)

Balance, June 30, 2010	36,539,663	$—	$331.1	$(115.5)	$—	$2.7	$218.3

Comprehensive income (loss)
Foreign currency translation						—	—
Cash flow hedges						4.9	4.9
Net income				65.8			65.8

Total comprehensive income							70.7
Issuance of common stock	6,672,142		130.2				130.2
Restricted stock grants	378,819
Stock options exercised	320,498		3.2				3.2
Vested portion of granted restricted
stock and restricted stock units			2.0				2.0
Retirement of common stock	(167,181)
Other stock compensation			2.7				2.7
Net loss attributable to non-controlling interest					(0.5)		(0.5)

Balance, June 30, 2011	43,743,941	$—	$469.2	$(49.7)	$(0.5)	$7.6	$426.6

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Twelve Months Ended
	June 30,
	2009	2010	2011

Cash flows from operating activities:
Net (loss) income	$(6.8)	$(5.2)	$65.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19.9	25.0	35.5
Loss on extinguishment of debt	—	9.5	—
Change in fair value of derivatives not designated as hedges	—	3.6	20.7
Provision for loan losses	52.1	45.9	73.6
Non-cash stock compensation	6.4	5.8	4.6
Loss on disposal of fixed assets	3.2	1.2	0.1
Unrealized foreign exchange (gain) loss	(5.5)	9.9	(47.4)
Deferred tax (benefit) provision	(10.5)	0.7	15.2
Accretion of debt discount and deferred issuance costs	8.9	13.4	15.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(44.3)	(66.7)	(121.9)
Increase in prepaid expenses and other	(5.6)	(3.6)	(8.4)
Provision for litigation settlements	49.2	24.6	—
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(7.8)	22.6	(35.7)

Net cash provided by operating activities	59.2	86.7	16.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	(26.2)	(155.0)	(289.2)
Additions to property and equipment	(15.8)	(29.4)	(41.4)

Net cash used in investing activities	(42.0)	(184.4)	(330.6)
Cash flows from financing activities:
Proceeds from the issuance of 10.375% senior notes due 2016	—	596.4	—
Proceeds from cross currency swaps	14.4	—	—
Proceeds from the exercise of stock options	3.3	1.5	3.2
Proceeds from offering of common stock, net	—	—	130.2
Purchase of company common stock	(7.5)	—	—
Repayment of term loan notes	—	(369.2)	—
Other debt payments	(3.6)	(7.0)	—
Purchase of 2.875% Senior Convertible Notes due 2011	—	(32.0)	—
Net (decrease) increase in revolving credit facilities	(3.8)	—	66.0
Payment of debt issuance and other costs	(0.1)	(19.9)	(5.0)

Net cash provided by financing activities	2.7	169.8	194.4
Effect of exchange rate changes on cash and cash equivalents	(20.0)	9.6	17.0

Net (decrease) increase in cash and cash equivalents	(0.1)	81.7	(102.3)
Cash and cash equivalents at beginning of period	209.7	209.6	291.3

Cash and cash equivalents at end of period	$209.6	$291.3	$189.0

Supplemental disclosures of cash flow information:
Interest paid	$32.9	$48.3	$90.4
Income taxes paid	$25.8	$22.9	$25.1

See accompanying notes to consolidated financial statements

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of DFC Global Corp. and its wholly-owned subsidiaries (collectively, the “Company” or “DFC”). DFC Global Corp. is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC Global Corp. consist primarily of its investment in DFG. DFC Global Corp. has no employees or operating activities.

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, our corporate name was “Dollar Financial Corp.”. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,269 locations (of which 1,198 are company owned) operating principally as Money Mart®, The Money Shop, Insta-Cheques®, mce®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Optima®, Helsingin Panttism and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®. The Company also offers Internet-based short term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK® and in Canada under the Money Mart name, as well as a U.K.-based merchant cash advance business that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. Through its Dealers’ Financial Services, (“DFS”) subsidiary, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an agreement with a major third-party national bank based in the United States.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for income taxes, litigation reserves and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity. These reclassifications include:

•	Reclassifying $2.0 million ($9.4 million of loans and a related allowance of $7.4 million) from Consumer Loans, net, to Loans in Default, net, in the Company’s Consolidated Balance Sheet as of

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

June 30, 2010, to conform the presentation of our Poland business to the remainder of the Company’s operations.

•	Reclassifying $35.5 million of pawn loans from Consumer Loans, net, to Pawn Loans in the Company’s Consolidated Balance Sheet as of June 30, 2010.

•	Reclassifying $1.4 million and $20.7 million of gold sales from Other Revenue, to Gold Sales Revenue, and $0.1 million and $8.1 million of purchased gold costs from Other Operating Expense, to Purchased Gold Costs in the Company’s Consolidated Statement of Operations for the years ended June 30, 2009 and 2010, respectively. For the years ended June 30, 2009 and 2010, the previously reported amounts of gold sales and purchased gold costs have been revised to correct certain immaterial classification errors. Specifically, charges previously netted in calculating total revenues of $2.3 million and $22.4 million for the years ended June 30, 2009 and 2010, respectively, have been reclassified to operating expenses. This reclassification increased other revenue, total revenue, other operating expense, and total operating expense by $2.3 million and $22.4 million for the years ended June 30, 2009 and 2010, respectively. This reclassification did not affect the previously reported amounts of operating margin for any period.

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and at the Company’s pawn shops in Europe. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with the Company’s single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by the Company concurrent with the funding of loans by the third party lending financial institution. The Company also earns additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating

DFC GLOBAL CORP.

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

The Company does not maintain a loan loss reserve for potential future losses on pawn loans. Pawn lawns are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

historical redemption rate on pawn loans is in excess of 85%, which means that for more than 85% of its pawn loans, the customer pays back the dollars borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset are returned to the customer.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with ASC 350, goodwill is assigned to reporting units, which the Company has determined to be its reportable operating units of the United States Retail, Canada, DFS, and the United Kingdom, Sefina, MEM and Poland (which are collectively reported in Europe). The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are combined in one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and Sefina and MEM trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

The Company considers the goodwill impairment and indefinite intangible impairment testing process to be one of the critical accounting estimates used in the preparation of its consolidated financial statements. The Company estimates the fair value of its reporting units by using a discounted cash flow analysis or a market-based approach, or a combination thereof. The discounted cash flow analysis requires the Company to make various assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the period covered by the Company’s long term business plan. The Company performs its goodwill impairment test annually as of June 30, and its other intangibles impairment test annually as of December 31. At the date of its last evaluations, there was no impairment of goodwill or other intangibles. However, the Company may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences a significant disruption to its business, unexpected significant declines in its operating results, divestiture of a significant component of its business, a sustained decline in market capitalization, particularly if it falls below the Company’s book value, or a significant change to the regulatory environment in which the Company operates. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible that a material change could occur, including if actual experience differs from the assumptions and considerations used in the Company’s analyses. These differences could have a material adverse impact on the consolidated results of operations and cause the Company to perform the second step impairment test, which could result in a material impairment of the Company’s goodwill.

Debt Issuance Costs

Debt issuance costs are amortized using the effective yield method over the remaining term of the related debt (see Note 10).

Operating Expenses

The direct costs incurred in operating the Company’s business have been classified as operating expenses. Operating expenses include salaries and benefits of store and regional employees, provisions for loan losses, rent and other occupancy costs, purchased gold costs, depreciation of property and equipment used to operate our business, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, maintenance and repairs and other costs incurred by the stores. Excluded from operating expenses are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $8.4 million, $16.7 million and $27.1 million for the three years ended June 30, 2009, 2010 and 2011, respectively.

Fair Value of Financial Instruments

The fair value of the 2.875% Senior Convertible Notes due 2027 issued by DFC (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes”) and the 10.375% Senior Notes due 2016 issued by the Company’s Canadian subsidiary, National Money Mart Company (the “2016 Notes”) are based on broker quotations.

The total fair value of the 2027 Notes and the 2028 Notes were approximately $40.0 million and $110.9 million, respectively, at June 30, 2010, and $42.1 million and $154.5 million, respectively, at June 30, 2011. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $609.0 million and $658.5 million at June 30, 2010 and June 30, 2011, respectively.

The outstanding borrowings under the Company’s Global Revolving Credit Facility and Scandinavian Credit Facilities are variable interest debt instruments and their fair value approximates their carrying value.

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

As required by the Derivative and Hedging Topic of the FASB Codification, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Put Options

Operations in Europe and Canada expose the Company to shifts in currency valuations. From time to time, the Company purchases put options in order to protect aspects of the Company’s operations in the Europe and Canada against foreign currency fluctuations. Out of the money put options are generally used because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts. The Company has designated the purchased put options as cash flow hedges of the foreign exchange risk associated with the forecasted purchases of foreign-currency-denominated investment securities. These cash flow hedges have maturities of less than twelve months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. Any ineffective portion of the gain or loss is reported in other income/expense on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged forecasted transactions, both of which are based on forward rates.

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

Foreign Currency Translation and Transactions

Outside the United States, the Company operates financial service outlets in Canada, the United Kingdom, Sweden, Finland, Poland and the Republic of Ireland. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with GAAP. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions excluding the revaluation of non-functional denominated debt are included in other expense (income), net. Gains or losses resulting from the revaluation of non-functional denominated debt are included in unrealized foreign exchange gain (loss).

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

of record on January 20, 2011. All share and per share amounts presented in this report were retroactively adjusted for the common stock split.

On April 13, 2011, the Company completed an underwritten public offering of 6.0 million shares of DFC common stock at a price to the public of $20.75 per share. Net proceeds to the Company from the offering were approximately $117.0 million, after deducting the underwriting discount and the Company’s offering expenses. On April 25, 2011, the underwriters exercised their overallotment option under the terms of the underwriting agreement to purchase 672,142 additional shares of DFC common stock and surrendered their rights with respect to the remaining shares covered by such option. Net proceeds to the Company from the sale of the overallotment shares were approximately $13.2 million.

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

	Year Ended June 30,
	2009	2010	2011

Net (loss) income attributable to DFC Global Corp.	$(6.8)	$(4.9)	$65.8
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	36.0	36.2	38.0
Effect of dilutive stock options(2)	—	—	1.1
Effect of unvested restricted stock and restricted stock unit grants(2)	—	—	0.4
Dilutive effect of convertible debt	—	—	0.3

Weighted average number of shares of common stock outstanding — diluted	36.0	36.2	39.8

(1)	Excludes 0.2, 0.2 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of June 30, 2009, 2010 and 2011, respectively. The dilutive effect of restricted stock and restricted stock units is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to net losses during fiscal 2009 and 2010, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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

DFC GLOBAL CORP.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This standard update amends Topic 220 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. ASU 2011-05 concerns disclosures only and will not have a material impact on the Company’s financial position or results of operations.

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

The DFC Global Corp. 2005 Stock Incentive Plan (the “2005 Plan”), after giving effect for the Company’s three for two stock split for stockholders of record on January 20, 2011, states that 2,578,043 shares of the Company’s common stock may be awarded to employees or consultants of the Company. The awards may be issued at the discretion of the Company’s Board of Directors as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

On November 15, 2007, the Company’s stockholders adopted the DFC Global Corp. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to non-employee members of the Company’s Board of Directors and officers, employees, independent consultants and contractors of the Company and any subsidiary of the Company. On November 11, 2010, the Company’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000, after giving effect for the Company’s three for two stock split for stockholders of record as of January 20, 2011; provided, however, that 1.67 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by the Company to the award recipient. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of the Company’s common stock. No grantee may receive an Award relating to more than 750,000 shares in the aggregate per fiscal year under the 2007 Plan.

Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.

Compensation expense, net of the related tax benefit related to share-based compensation included in the statement of operations for the twelve months ended June 30, 2009, 2010 and 2011 was $4.1 million, $4.9 million and $5.0 million, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The following table presents information on stock options:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
		Price	(years)	Value
				($ in millions)

Options outstanding at June 30, 2008
(1,543,167 shares exercisable)	2,313,557	$10.83
Granted	686,578	$5.66
Exercised	(390,818)	$8.49
Forfeited	(246,542)	$10.95

Options outstanding at June 30, 2009
(1,367,434 shares exercisable)	2,362,775	$9.71
Granted	734,436	$12.00
Exercised	(132,772)	$10.98
Forfeited	(56,421)	$10.12

Options outstanding at June 30, 2010
(1,798,522 shares exercisable)	2,908,018	$10.22
Granted	299,158	$19.56
Exercised	(320,694)	$9.91
Forfeited	(114,037)	$9.85

Options outstanding at June 30, 2011	2,772,445	$11.28	6.7	$28.8

Exercisable at June 30, 2011	2,044,088	$10.51	5.9	$22.8

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised for the years ended June 30, 2009, 2010 and 2011 was $1.5 million, $0.7 million and $3.6 million, respectively. As of June 30, 2011, the total unrecognized compensation to be recognized over an estimated weighted-average period of 2.4 years related to stock options is expected to be $3.4 million. Cash received from stock options exercised for the twelve months ended June 30, 2010 and 2011 was $1.5 million and $3.2 million, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2009, 2010 and 2011:

	Year Ended June 30,
	2009	2010	2011

Expected volatility	49.6%	53.9%	51.4%
Expected life (years)	5.8	5.9	5.7
Risk-free interest rate	2.51%	2.97%	2.08%
Expected dividends	None	None	None
Weighted average fair value	$2.75	$6.35	$9.66

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

Information concerning restricted stock awards is as follows:

	Restricted	Weighted
	Stock	Average
	Awards	Price

Outstanding at June 30, 2008	78,459	$14.60
Granted	145,128	$6.25
Vested	(60,830)	$13.71
Forfeited	(4,569)	$12.33

Outstanding at June 30, 2009	158,188	$7.35
Granted	47,849	$15.24
Vested	(55,193)	$7.89

Outstanding at June 30, 2010	150,844	$9.66
Vested	(70,568)	$9.47

Outstanding at June 30, 2011	80,276	$9.82

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

Information concerning restricted stock unit awards is as follows:

	Restricted	Weighted
	Stock Unit	Average
	Awards	Grant

Outstanding at June 30, 2008	340,244	$14.21
Granted	459,508	$5.25
Vested	(154,326)	$14.54
Forfeited	(24,489)	$14.08

Outstanding at June 30, 2009	620,937	$7.50
Granted	721,338	$11.85
Vested	(399,690)	$9.47
Forfeited	(33,559)	$10.41

Outstanding at June 30, 2010	909,026	$9.98
Granted	312,190	$19.77
Vested	(415,004)	$10.65
Forfeited	(89,239)	$10.79

Outstanding at June 30, 2011	716,973	$13.75

As of June 30, 2011, there was $10.6 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during twelve months ended June 30, 2009, 2010 and 2011 was $3.1 million $4.2 million and $5.1 million, respectively.

5.	Employee Retirement Plans

Retirement benefits are provided to substantially all U.S. full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. Prior to January 1, 2011, the Company matched 50% of each employee’s contribution, up to 8% of the employee’s compensation. Effective January 1, 2011 the Company changed its matching contributions, now matching 100% of employee contributions up to 3% and 50% of employee contributions exceeding 3% up to 5%. The Company’s foreign subsidiaries offer similar plans, the terms of which vary based on statutory requirements.

Total contributions charged to expense were $1.2 million, $1.3 million and $1.8 million for the years ended June 30, 2009, 2010 and 2011, respectively.

The DFC Global Corp. Deferred Compensation Plan’s (the “Plan”) primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to fifty percent of base salary and/or one hundred percent of bonus earned. The Administrator, a person appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any plan participants, for any reason.

During fiscal 2007, the Compensation Committee of the Board of Directors approved discretionary contributions to the Plan in the amount of $1.1 million. Each such award was granted July 1, 2007 and vests ratably on an annual basis over a three-year period if, and only if, the Company attains certain strategic objectives as established by the Board of Directors for each fiscal year during the three-year period. The Company attained those strategic objectives for fiscal years 2009, 2010 and 2011.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Retirement Plans (continued)

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal years 2009, 2010 or 2011.

Compensation expense related to discretionary contributions was $0.7 and $0.3 million for the years ended June 30, 2009 and 2010, respectively.

6.	Financing Receivables

The Company offers a variety of short-term loan products and credit services to customers who typically cannot access other traditional sources of credit and have non-traditional loan histories. Accordingly, the Company has implemented proprietary predictive scoring models that are designed to limit the dollar amount of loans it offers to customers who statistically would likely be unable to repay their loan. The Company has instituted control mechanisms and a credit analytics function designed to manage risk in its consumer loan activities. Collection activities are also an important aspect of the Company’s operations, particularly with respect to its consumer loan products due to the relatively high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections in each of its markets. The Company’s risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on its consumer loan portfolio. Because the Company’s revenue from its consumer lending activities is generated through a high volume of small-dollar financial transactions, its exposure to loss from a single customer transaction is minimal.

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and one hundred eighty days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(in millions)

	Consumer Loans,	Consumer Loans,	Pawn
	Gross	Allowance	Loans

Performing	$176.8	$14.9	$136.2
Non-performing	51.5	37.7	—

	$228.3	$52.6	$136.2

The following presents the aging of the Company’s past due loans receivable as of June 30, 2011:

Age Analysis of Past Due Loans Receivable
As of June 30, 2011
(in millions)

								Recorded
				Greater Than			Total	Investment
	1-30 days	30-59 days	60-89 days	90 days	Total		Financing	> 90 Days and
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing

Consumer Loans	$17.2	$9.7	$6.6	$24.9	$58.4	$169.9	$228.3	$1.9
Pawn Loans	—	—	—	—	—	136.2	136.2	—

Total	$17.2	$9.7	$6.6	$24.9	$58.4	$306.1	$364.5	$1.9

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Receivables (continued)

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2011:

Loans Receivable on Nonaccrual Status
As of June 30, 2011
(in millions)

Consumer Loans	$51.5
Pawn Loans	—

Total	$51.5

The following table presents changes in the allowance for consumer loans credit losses (in millions):

Year Ended
June 30, 2011

Allowance for Consumer Loan Losses:
Balance at beginning of period	$32.2
Provision for loan losses	73.6
Charge-offs	(72.9)
Recoveries	16.0
Effect of foreign currency translation	3.7

Balance at end of period	$52.6

7.	Property and Equipment and Supplementary Financial Information

Property and equipment at June 30, 2010 and 2011 consist of (in millions):

	June 30,
	2010	2011

Land	$0.1	$0.3
Leasehold improvements	70.4	93.1
Equipment and furniture	114.2	153.3

	184.7	246.7
Less: accumulated depreciation	(117.2)	(146.7)

Property and equipment, net	$67.5	$100.0

Depreciation expense amounted to $16.9 million, $18.4 million and $22.3 million for the years ended June 30, 2009, 2010 and 2011, respectively.

Accrued expenses and other liabilities consist of the following (in millions):

	June 30,
	2010	2011

Accrued legal settlements(1)	$40.2	$15.2
Accrued payroll and incentives	25.9	35.0
Other accrued expenses and liabilities	26.5	48.2

Total accrued expenses and other liabilities	$92.6	$98.4

(1)	Other long-term liabilities include an accrual for legal settlements of $37.8 million and $33.4 million at June 30, 2010 and 2011, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

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

On December 23, 2009, the Company acquired Dealers’ Financial Services, LLC (“DFS”). DFS provides fee-based services for military personal who obtain auto loans in the United States made by a major third-party national bank. The aggregate purchase price for the acquisition was approximately $121.9 million, including approximately $1.9 million in related transaction costs. Of the aggregate purchase price, $5.7 million was allocated to net tangible assets acquired, $28.7 million was allocated to definite-lived intangible assets acquired and $35.4 million was allocated to indefinite-lived intangible assets, with the remainder of the purchase price allocated to goodwill. During fiscal 2011, the Company has recorded a net decrease of $1.4 million to goodwill that is primarily related to the resolution of a working capital purchase price dispute with the sellers. The Company anticipates that the entire amount of the goodwill recorded in connection with the acquisition will be deductible for income tax purposes.

On April 13, 2010, the Company acquired all of the outstanding shares of Suttons & Robertsons (“S&R”), which operated three high-end pawn shops in the United Kingdom. The aggregate purchase price for the acquisition was approximately $25.8 million. The Company used excess cash to fund the acquisition. The Company allocated approximately $5.9 million of the purchase price to net assets acquired. The excess purchase price over the preliminary fair value of the identifiable assets acquired was $19.9 million and was recorded as goodwill.

During fiscal 2010, the Company completed various smaller acquisitions in the United Kingdom that resulted in an aggregate increase in goodwill of $0.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also in fiscal 2010, $0.3 million and $2.2 million of purchase accounting adjustments were made with respect to the Company’s Robert Biggar Limited (“Biggar”) and Optima, S.A. (“Optima”) acquisitions, respectively. Additionally in fiscal 2010 and fiscal 2011, $6.3 million and $13.5 million, respectively, of purchase accounting adjustments related to contingent consideration payments were made or accrued with respect to the Company’s Express Finance Limited (“Express”) acquisition.

On December 31, 2010, the Company consummated the acquisition of Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash, excluding accrued interest, is payable to the seller in three equal installments. The Company paid the first two installments on March 31, 2011 and June 30, 2011 and the remaining installment is due on September 30, 2011. Furthermore, the Company is obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions (continued)

twelve month periods following the closing of the acquisition, the aggregate amount of which the Company estimated at the time of acquisition to be approximately $16.6 million. All future payments have been recorded as liabilities on the balance sheet of the acquiring U.K. entity. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.0 million.

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

On April 1, 2011, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., completed its acquisition of Purpose U.K. Holdings Limited (“Purpose U.K.”), a leading provider of online short-term loans in the United Kingdom. Purpose U.K. Holdings Limited, which operates primarily under the brand name “Payday U.K.”, provides loans through both Internet and telephony-based technologies throughout the United Kingdom. The total cash consideration for the acquisition was approximately $195.0 million. In connection with the acquisition, the Company also incurred transaction costs of approximately $3.7 million.

Under the purchase method of accounting, the total estimated purchase price is allocated to Purpose U.K.’s net tangible and intangible assets based on their current estimated fair values. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions (continued)

assumptions subject to the finalization of the Company’s fair value allocation. The purchase price, subject to the finalization of the fair value allocation, is allocated as follows (in millions):

Cash	$8.3
Consumer loans	33.3
Prepaid expenses and other current assets	0.7
Property and equipment	2.1
Accounts payable	(1.2)
Accrued expenses and other liabilities	(2.5)
Other non-current liabilities	(21.1)

Net tangible assets acquired	19.6
Definite-lived intangible assets acquired	56.3
Indefinite-lived intangible assets acquired	3.3
Goodwill	115.8

Total purchase price	$195.0

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price for Purpose U.K., an estimate of $19.6 million has been allocated to net tangible assets acquired, $56.3 million has been allocated to definite-lived intangible assets and $3.3 million has been allocated to indefinite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill.

During fiscal 2011, the Company completed the acquisitions of the assets of three Canadian franchisees with 40 stores for an aggregate purchase price of $39.6 million that resulted in an increase in goodwill of $29.0 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The Company also purchased five stores in the United Kingdom during the fiscal 2011 that resulted in an aggregate increase in goodwill of $0.5 million. Also during fiscal 2011, $13.5 million of purchase accounting adjustments related to contingent consideration payments were made with respect to the Express Finance Limited acquisition. These payments are treated as adjustments to purchase price and are accordingly recognized as goodwill.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions (continued)

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2010	$496.8
Acquisitions:
Sefina Finance AB	75.8
Purpose U.K.	115.8
Canadian franchisee acquisitions	29.0
Various small acquisitions	0.5
Purchase accounting adjustments:
Dealers’ Financial Services, LLC	(1.4)
Express Finance Limited	13.5
Foreign currency translation adjustment	28.5

Balance at June 30, 2011	$758.5

Pro forma Information

The following pro forma information for the periods ended June 30, 2010 and 2011 presents the results of operations as if the acquisitions had occurred on July 1, 2009. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the MCE, DFS, S&R, Sefina and Purpose U.K. Holdings Limited acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Fiscal Year Ended
	June 30,
	2010	2011
	(Unaudited — in
	thousands except per
	share amounts)

Revenues	$758.1	$886.9
Net income	$14.6	$87.5
Net income per common share — basic	$0.40	$2.30
Net income per common share — diluted	$0.39	$2.20

On August 25, 2010, the Company entered into a share purchase agreement (the “Folkia Agreement”) to acquire all of the capital stock of Folkia AS (“Folkia”), with the closing contingent on customary closing conditions. On December 31, 2010, the Company announced that it had informed the sellers’ representative that the conditions precedent to closing under the Folkia Agreement had not been satisfied. Subsequent thereto, each party asserted material breach of the Folkia Agreement by the other party. There has been no communication with the sellers since March 24, 2011, and the Company believes that the Folkia Agreement is terminated and that the likelihood of further communication in respect of the proposed deal is remote.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2010 and June 30, 2011 are as follows (in millions):

	United States
	Retail	Canada	Europe	Other	Total

Balance at June 30, 2009	$205.7	$124.4	$76.4	$—	$406.5
Acquisitions	—	—	31.5	53.5	85.0
Foreign currency translation adjustments	—	12.0	(6.7)	—	5.3

Balance at June 30, 2010	$205.7	$136.4	$101.2	$53.5	$496.8
Acquisitions and purchase accounting adjustments	—	29.0	205.6	(1.4)	233.2
Foreign currency translation adjustments	—	14.5	14.0	—	28.5

Balance at June 30, 2011	$205.7	$179.9	$320.8	$52.1	$758.5

The following table reflects the components of intangible assets (in millions):

	Gross Carrying Amount
	June 30,	June 30,
	2010	2011

Non-amortizing intangible assets:
Goodwill	$496.8	$758.5
Reacquired franchise rights	51.3	56.4
DFS MILES Program	35.4	35.4
Tradenames	—	3.6

	$583.5	$853.9

Amortizable intangible assets:
Various contracts	$28.7	$85.1
Reacquired franchise rights	—	5.2
Accumulated amortization:
Various contracts	(3.2)	(11.8)
Reacquired franchise rights	—	(0.4)

Total intangible assets	$609.0	$932.0

Goodwill is the excess of cost over the fair value of the net assets of the business acquired.

Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2011, there was no impairment of goodwill.

Other indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and the Sefina and Purpose U.K. trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. The increase in indefinite-lived reacquired franchise rights is due to changes in foreign exchange rates from June 30, 2010 to June 30, 2011. As prescribed under ASC 805, beginning with franchisee acquisitions

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles (continued)

consummated in fiscal 2010 or later, reacquired franchise rights are no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows or a market-based approach, or a combination thereof. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in an additional impairment charge in future periods.

Amortization expense of intangible assets was $0, $3.2 million and $9.0 million for the years ended June 30, 2009, 2010 and 2011, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount

2012	$17.3
2013	16.2
2014	13.9
2015	11.0
2016	7.9

$66.3

10.	Debt

The Company had debt obligations at June 30, 2010 and June 30, 2011 as follows (in millions):

	June 30,	June 30,
	2010	2011

Revolving credit facility	$—	$65.9
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.3)	(3.0)
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	38.3	40.7
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	84.9	90.9
Scandinavian credit facilities	—	67.6
Other	8.7	8.8

Total debt	728.6	870.9

Less: current portion of debt	(3.3)	(95.7)

Long-term debt	$725.3	$775.2

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. At any time prior to December 15, 2012, NMM may redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 110.375% of the principal amount of the 2016 Notes redeemed if; (1) such redemption is made with the proceeds of one or more public equity offerings by DFC; (2) at least $390 million in aggregate principal amount of the 2016 Notes remain outstanding immediately after the occurrence of such redemption; and (3) the redemption occurs within 90 days of such public equity offering by DFC. On or after December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

Convertible Notes

Senior Convertible Notes due 2027

On June 27, 2007, DFC issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of June 27, 2007 (the “2027 Indenture”).

In February 2010, DFC repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2010 and June 30, 2011. The Company recognized a net loss of $0.7 million during fiscal 2010 related to the repurchased Notes.

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

The 2027 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2027 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2027 Notes may convert their 2027 Notes based at an initial conversion rate of 38.6641 shares per $1,000 principal amount of 2027 Notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any calendar quarter commencing after September 30, 2007, if the closing sale price of DFC’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

•	during the five day period following any five consecutive trading day period in which the trading price of the 2027 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2027 Notes on each such day;

•	if the 2027 Notes are called for redemption; or

•	upon the occurrence of specified corporate transactions as described in the 2027 Indenture.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. As of June 30, 2011, the remaining discount of $4.1 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012, and the remaining discount of $29.1 million on the 2028 Notes similarly will be amortized through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.

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

Credit Facility

Global Revolving Credit Facility

On March 3, 2011, the Company replaced its existing credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility (the “Global Revolving Credit Facility”), with the potential to further increase the Company’s available borrowings under the facility to $250.0 million. Availability under the Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer receivables in the Company’s U.S. and Canadian operations, and its U.K.-based retail and Express Finance operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.

Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid based on the Company’s consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which is the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points. The Global Revolving Credit Facility will mature on March 1, 2015.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited and substantially all of the U.K. subsidiaries of Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the Global Revolving Credit Facility are secured by substantially all the assets of such borrowers and guarantors.

As of June 30, 2011, there was $65.9 million outstanding under the Global Revolving Credit Facility.

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

Outstanding amounts under the Amended and Restated Credit Agreement that were owed to lenders which consented to the extended maturity date received an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid. Lenders under the 2006 Credit Agreement that did not consent to the extended maturity in 2009 received an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

Scandinavian Credit Facilities

As a result of the December 2010 acquisition of Sefina, the Company assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($38.1 million at June 30, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.23% at June 30, 2011). Also with the same Scandinavian bank, the Company assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of June 30, 2011, SEK 34.0 million ($5.4 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.33% at June 30, 2011). The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.6 million ($24.1 million) was outstanding as of June 30, 2011 at a rate of Euribor plus 250 basis points (3.29% at June 30, 2011).

Other Debt

Other debt consists of $8.8 million of debt assumed as part of the S&R acquisition, consisting of a $0.2 million overdraft facility, a $3.0 million revolving loan and a $5.6 million term loan.

Interest expense, net was $43.7 million, $68.9 million, and $90.8 million for the three years ended June 30, 2009, 2010 and 2011, respectively. Included in interest expense for the year ended June 30, 2011 is approximately $19.0 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our Convertible Notes and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $16.4 million and $11.8 million for the years ended June 30, 2010 and 2009, respectively.

11.	Fair Value Measurements

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. Changes in fair value of the contingent consideration due to time value are recorded in other income, net. As of June 30, 2011, the balance of the contingent consideration was $17.8 million and the assumptions for the valuation did not materially change.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011
(in millions)

	Quoted Prices in
	Active Markets	Significant
	for Identical Assets	Other	Significant	Balance at
	and Liabilities	Observable	Unobservable	June 30,
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011

Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$73.9	$—	$73.9
Contingent consideration - Sefina acquisition	$—	$—	$17.8	$17.8

The following table reconciles the change in the Level 3 liabilities for the year ended June 30, 2011 (in millions):

Fair Value Measurements
Using Significant
Unobservable Inputs
Level 3

Balances as of June 30, 2010	$—
Contingent Consideration -— Sefina acquisition	16.6
Unrealized foreign exchange loss on contingent consideration	1.2

Balance as of June 30, 2011	$17.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2011, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

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

As a result of the Company repaying the majority of its term loans in the United Kingdom, the Company terminated its UK cross-currency swaps and accelerated the reclassification of amounts in other comprehensive income to earnings as a missed forecasted transaction as the hedged transactions were no longer probable to occur. The accelerated amount was a loss of $3.9 million and was included in Loss on Extinguishment of Debt in fiscal 2010. The Company continues to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings (interest expense) over the remaining original term of the derivative, when the hedged forecasted transactions are recognized in earnings.

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

As of June 30, 2011, the Company had the following outstanding derivatives:

		Pay Fixed	Receive Floating	Receive Floating
Foreign Currency Derivatives	Pay Fixed Notional	Strike Rate	Notional	Index

USD-CAD Cross Currency Swap	CAD180,709,529	8.75%	$157,162,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD60,502,848	7.47%	$52,387,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD82,538,888	7.41%	$71,437,500	3 mo. LIBOR + 2.75% per annum

Non-designated Hedges of Commodity Risk

In the normal course of business, the Company maintains inventories of gold at its pawn shops. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2011, the Company’s subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

The table below presents the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2010 and 2011 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of June 30, 2010		As of June 30, 2010
	Balance Sheet	Fair		Fair
	Location	Value	Balance Sheet Location	Value

Derivatives not designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$47.4

Total derivatives not designated as hedging instruments		$—		$47.4

	Asset Derivatives		Liability Derivatives
	As of June 30, 2011		As of June 30, 2011
	Balance Sheet	Fair		Fair
	Location	Value	Balance Sheet Location	Value

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$0.1
Cross Currency Swaps	Derivatives	—	Derivatives	73.8

Total derivatives not designated as hedging instruments		$—		$73.9

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the years ending June 30, 2010 and 2011 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2010
Location of
				Gain or (Loss)	Amount of Gain or
				Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized	Location of		Derivative	Derivative
	in OCI on	Gain or (Loss)	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in Cash	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Commodity Options	$—		$—	Other income / (expense)	$—
Foreign Exchange Contracts	—	Foreign currency gain / (loss)	—	Other income / (expense)	—
Cross Currency Swaps	(2.7)	Extinguishment of Debt	(3.9)	Other income / (expense)	(13.0)
		Interest Expense	(3.9)
		Tax Benefit	2.3

Total	$(2.7)		$(5.5)		$(13.0)

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2011
Location of
				Gain or (Loss)	Amount of Gain or
				Recognized	(Loss) Recognized
	Amount of Gain or			in Income on	in Income on
	(Loss) Recognized	Location of		Derivative	Derivative
	in OCI on	Gain or (Loss)	Amount of Gain or	(Ineffective	(Ineffective
	Derivative	Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
Derivatives in Cash	(Effective	from Accumulated	from Accumulated	Excluded from	Excluded from
Flow Hedging	Portion), net of	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	tax	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Commodity Options	$—		$—	Purchased gold costs	$(0.1)
Cross Currency Swaps	$—	Interest Expense	$(6.5)	Loss on derivatives not designated as hedges	$(39.3)
		Tax Benefit	1.7

Total	$—		$(4.8)		$(39.4)

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

As of June 30, 2011, the fair value of derivatives is in a net liability position of $74.5 million. This amount includes accrued interest but excludes any adjustment for non-performance risk. As of June 30, 2011, the Company has not posted, nor is it required to post, any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at its termination value of $74.6 million at June 30, 2011.

13.	Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Comprehensive Income (continued)

fair value adjustments for cash flow hedges (see Note 12). The following shows the comprehensive income for the periods stated (in millions):

	June 30,
	2009	2010	2011

Net income	$(6.8)	$(5.2)	$65.3
Foreign currency translation adjustment(1)	(17.9)	(7.8)	—
Fair value adjustments for derivatives, net(2)	(8.1)	0.5	—
Amortization of accumulated other comprehensive income related to dedesignated cash flow hedges(3)	—	1.9	4.9

Comprehensive income	(32.8)	(10.6)	70.2
Net income (loss) applicable to non-controlling interests	—	(0.3)	(0.5)

Comprehensive income attributable to Dollar Financial Corp.	$(32.8)	$(10.3)	$70.7

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $20.2 million, $13.3 million and $14.1 million as of June 30, 2009, 2010 and 2011, respectively.

(2)	Net of $7.7 million and $0.9 million of tax for the years ended June 30, 2009 and 2010, respectively.

(3)	Net of $1.4 million and $1.6 million of tax for the years ended June 30, 2010 and 2011, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $6.5 million at June 30, 2011, compared to $10.6 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2010.

14.	Income Taxes

U.S. income taxes have not been provided on the undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. As of June 30, 2010 all of the foreign earnings were deemed distributed under Section 304 of the Internal Revenue Code as a result of the sale by DFG World, a DFC indirect U.S. subsidiary, of 2.2 million shares of Dollar Financial U.K. Ltd. to National Money Mart Company, an indirect wholly owned Canadian subsidiary for $165 million. As of June 30, 2011, there are $91.2 million in undistributed foreign earnings. Upon repatriation of these earnings, the Company could be subject to both US income taxes (subject to possible adjustment for foreign credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred US income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2009, 2010 and 2011 is set forth below ( in millions):

	June 30,
	2009	2010	2011

United States	$(34.0)	$(20.3)	$(10.7)
Foreign	42.2	36.5	$113.1

Total	$8.2	$16.2	$102.4

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

The details of the Company’s income tax provision for the years ended June 30, 2009, 2010 and 2011 are set forth below (in millions):

		June 30,
		2009	2010	2011

Current:	U.S. Federal	$—	$—	$—
	Foreign	25.1	16.5	20.5
	State	0.2	0.3	0.1

	Total	$25.3	$16.8	$20.6
Deferred:	U.S. Federal	$4.9	$5.2	$5.7
	Foreign	(15.2)	(0.6)	10.8

	Total	$(10.3)	$4.6	$16.5

Total income tax provision		$15.0	$21.4	$37.1

Below is the reconciliation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2009, 2010 and 2011 (in millions):

	June 30,
	2009	2010	2011

Tax provision at federal statutory rate	$2.9	$5.7	$35.8
Add(deduct)
State tax provision	0.2	0.3	0.1
Canadian withholding	0.3	0.5	—
Convertible debt discount	3.1	3.1	2.9
Effect of foreign operations	(2.8)	(3.4)	(9.8)
Change in uncertain tax position related to transfer pricing	(0.8)	2.5	2.8
Other permanent differences	1.2	4.1	8.5
Foreign exchange gain	3.4	0.6	—
UK goodwill amortization	0.5	0.2	0.3
Valuation allowance	7.0	7.8	(3.5)

Tax provision at effective tax rate	$15.0	$21.4	$37.1

The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2011 and 2010 which amounted to $98.1 million and $98.3 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2011 was $78.2 million compared to $68.3 million at June 30, 2010. This increase was the result of an adjustment required by a Competent Authority settlement and by a current year U.S. loss. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. The Company has foreign tax credit carry forwards of approximately $53.2 million, which will begin to expire in 2017 if not utilized. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.1 million against a Canadian foreign currency loss. This valuation allowance was utilized in connection with the repayment of the 2006 term debt, in December 2009, but was replaced by a $1.0 million valuation allowance related to the Canadian cross-currency interest rate swap. This has been reduced by $0.5 million related to a June 30, 2010 true-up. At this time the Company has not identified any potential capital gains against which to offset the remaining loss.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

The details of the Company’s deferred tax assets and liabilities as of June 30, 2009, 2010 and 2011 are set forth below (in millions):

	June 30,
	2009	2010	2011

Deferred tax assets
Loss reserves	$3.8	$2.8	$1.9
Depreciation and amortization	10.7	9.5	4.3
Accrued compensation	2.9	3.8	5.7
Other accrued expenses	18.7	19.0	14.5
Net operating loss carryforwards	37.0	23.9	27.3
Foreign tax credit carryforwards	45.6	54.6	53.2
Foreign capital loss carryforwards	1.3	1.0	0.6
Foreign currency swaps	9.9	8.0	9.0
Other	0.5	0.2	3.8

Total deferred tax assets	130.4	122.8	120.3
Valuation Allowance	(89.8)	(85.0)	(87.6)

Net deferred tax asset	$40.6	$37.8	$32.7

Deferred tax liabilities
Amortization and other temporary differences	$(18.9)	$(24.0)	$(53.8)
Convertible debt discount	(13.5)	(14.6)	(11.4)
Foreign currency transactions	(0.1)	—	—

Total deferred tax liability	(32.5)	(38.6)	(65.2)

Net deferred tax liability	$(8.2)	$(0.8)	$(32.5)

The analysis of the change in the Company’s valuation allowance for the years ended June 30, 2009, 2010 and 2011 is set forth below (in millions):

	June 30,
	2009	2010	2011

Balance at beginning of year	$(80.9)	$(89.8)	$(85.0)
(Provision)/benefit	(7.0)	(7.8)	3.5
Other additions/(deductions)	(1.9)	12.6	(6.1)

Balance at end of year	$(89.8)	$(85.0)	$(87.6)

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The Company’s follow-on equity offering in April 2011 did not impact this limitation. The net operating loss carry forward as of June 30, 2011 is $78.2 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.2 million. This represents a decrease of $1.3 million for the period related to the Competent Authority settlement discussed above which is partially offset by a true-up from prior periods.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

At June 30, 2010 and 2011 the Company had $10.3 million and $14.2 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company had approximately $1.7 million of accrued interest related to uncertain tax positions which represents a $0.8 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax positions for fiscal 2011 follows (in millions):

Balance at June 30, 2010	$10.3
Net increases due to current year tax positions	3.9

Balance at June 30, 2011	$14.2

15.	Loss on Extinguishment of Debt

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Loss on Extinguishment of Debt (continued)

The details related to all elements of the loss on extinguishment of debt during the fiscal year ended June 30, 2010 are as follows (in thousands):

Loss/(Gain)

Write-off of previously capitalized Term Loan deferred debt issuance costs, net	$4.9
Reclassification of other comprehensive income related to U.K. term debt repayment	3.9
Net gain on repurchase of 2027 Notes	(1.5)
Write-off of previously capitalized deferred debt issuance costs related to the 2027 Notes, net	2.0
Other	0.2

Total	$9.5

16.	Loss on Store Closing and Other Restructuring

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

During the fourth quarter of the year ended June 30, 2009, the Company announced the closure of 60 U.S. under-performing stores located in states with uncertain or less favorable regulation, or were located in states where the Company only had a few locations resulting in an inefficient and more costly infrastructure. For all of these locations, the cease-use date was prior to June 30, 2009. The Company recorded costs for severance and other retention benefits of $0.4 million and store closure costs of $2.9 million consisting primarily of lease obligations and leasehold improvement write-offs related to this program. Most of these locations were either at or near their lease-end term.

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

During the year ended June 30, 2011, the Company recorded $0.9 million of store closing expense related closures of underperforming and overlapping stores primarily in the United States and Canada. The remaining amount of liability associated with store closings is $0.4 million at June 30, 2011.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Loss on Store Closing and Other Restructuring (continued)

17.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms primarily ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $36.0 million, 37.7 million and $48.0 million for the years ended June 30, 2009, 2010 and 2011, respectively.

At June 30, 2011, future minimum lease payments for operating leases are as follows (in millions):

Year	Amount

2012	$49.8
2013	42.1
2014	35.8
2015	29.4
2016	23.4
Thereafter	54.0

Total	$234.5

18.	Contingent Liabilities

Contingent Liabilities

The Company is subject to various asserted and unasserted claims during the course of business. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual is described below, the Company is unable to reasonably estimate the range of loss, if any, in connection with the asserted and unasserted legal actions against it. Although the outcome of many of these matters is currently not determinable, the Company believes that it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

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

Settled Canadian Class Actions

Ontario Class Action

In 2003, a former customer in Ontario, Canada, Margaret Smith, commenced an action against Dollar Financial Group, Inc. and the Company’s indirect wholly owned Canadian subsidiary, National Money Mart Company (“NMM”), on behalf of a purported class of Ontario borrowers who, Smith claimed, were subjected to usurious charges in payday-loan transactions (the “Ontario Litigation”). The action alleged violations of a Canadian federal law proscribing usury and sought restitution and damages, including punitive damages, and injunctive relief prohibiting further alleged usurious charges. Effective March 3, 2010, the Ontario Superior Court of Justice approved a settlement of the Ontario Litigation, and the settlement became final upon the expiration of a 30-day appeal period.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Contingent Liabilities (continued)

Settled Canadian Class Actions (continued)

British Columbia Class Action

In 2003, a former customer, Kurt MacKinnon, commenced an action against NMM and 26 other Canadian lenders on behalf of a purported class of British Columbia residents (the “British Columbia Litigation”). The allegations were substantially similar to the Ontario Litigation. Effective July 19, 2010, the court approved a settlement of the British Columbia Litigation, and the settlement became final upon the expiration of a 30-day appeal period.

New Brunswick, Newfoundland and Nova Scotia Class Actions

Litigation similar in nature to the Ontario Litigation and the British Columbia Litigation was commenced against NMM in New Brunswick, Nova Scotia and Newfoundland (collectively, the “Maritimes Litigation”). Effective May 26, 2010, courts in those three provinces approved settlements of all of the Maritimes Litigation, and those settlements became final upon the expiration of a 30-day appeal period.

Purported Alberta Class Actions

In 2003, Gareth Young, a former customer, commenced a representative action (the “Young Litigation”) against NMM, Dollar Financial Group, Inc. and two other individual defendants in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers. The allegations are substantially similar to the Ontario and British Columbia Litigation. The action seeks restitution and damages, including punitive damages. In 2004, NMM served Mr. Young a demand for arbitration. In July 2010, Dollar Financial Group, Inc. and the individual defendants in the case were dismissed.

In 2006, a former customer, H. Craig Day, commenced a purported class action against Dollar Financial Group, Inc., NMM and several of the Company’s franchisees in the Court of Queen’s Bench of Alberta, Canada on behalf of a putative class of consumers who obtained short-term loans from NMM in Alberta (the “Day Litigation” and, together with the Young Litigation, the “Alberta Litigation”). The allegations and relief sought in the Day Litigation action are substantially the same as those in the Young Litigation, but relate to a claim period that commences before and ends after the claim period in the Young Litigation and excludes the claim period described in the Young Litigation. In 2007, a demand for arbitration was served on the Day action plaintiffs; in April 2010, plaintiffs’ indicated that they would proceed with the claims in the Alberta Litigation; NMM and the franchisees have filed motions to enforce the arbitration clause and to stay the actions.

Neither of the actions comprising the Alberta Litigation has been certified to date as a class action. The Company intends to defend these actions vigorously.

Purported Manitoba Class Action

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. The allegations are substantially similar to the Ontario and British Columbia Litigation. The action has not been certified to date as a class action. If the action proceeds, NMM intends to seek a stay of the action on the grounds that the plaintiff entered into an arbitration and mediation agreement with NMM with respect to the matters which are the subject of this action. The Company intends to defend this action vigorously.

Provisions for Settlement of Canadian Actions

As of June 30, 2011, an aggregate of approximately CAD 46.9 million is included in the Company’s accrued liabilities relating to the Canadian class action proceedings described above. The class action

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Contingent Liabilities (continued)

Provisions for Settlement of Canadian Actions (continued)

proceedings settled to date have consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 28.4 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at June 30, 2011 and additional accruals may be required in the future.

Other Canadian Litigation

In 2006, two former employees, Peggy White and Kelly Arseneau, commenced companion actions against NMM and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. The Company continues to defend these actions vigorously and believes it has meritorious defenses.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Contingent Liabilities (continued)

California Legal Proceedings (continued)

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

19.	Segment Information

The Company classifies its businesses into three reportable segments: United States Retail, Canada and Europe. These three reporting segments have been identified giving consideration to geographic area, products offered and regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable with in each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principle products and services may be offered in all of its geographic jurisdictions. The Europe reporting segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland and the Company’s

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

businesses in Poland. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in United States Retail, Canada and Europe.

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

	United States
	Retail	Canada	Europe	Other	Total
	(In millions)

2009
Total assets	$249.4	$446.2	$194.2	$31.7	$921.5
Goodwill and other intangibles, net	206.1	166.2	76.4	5.6	454.3
Sales to unaffiliated customers:
Consumer lending	79.6	121.5	65.4	—	266.5
Check cashing	56.4	67.8	40.4	—	164.6
Pawn service fees and sales	—	—	13.8	—	13.8
Money transfer fees	5.9	15.1	5.8	—	26.8
Gold sales	0.1	0.2	3.4	—	3.7
Other	10.9	31.7	10.2	2.0	54.8

Total sales to unaffiliated customers	152.9	236.3	139.0	2.0	530.2
Provision for loan losses	20.8	23.2	8.1	—	52.1
Depreciation and amortization	4.2	5.9	5.4	1.4	16.9
Interest expense, net	—	16.5	6.6	20.6	43.7
Unrealized foreign exchange gain	—	—	(5.5)	—	(5.5)
Provision for litigation settlements	—	57.5	—	0.4	57.9
Loss on store closings	6.5	3.0	0.2	0.6	10.3
Other expense (income), net	0.4	(3.3)	(1.9)	—	(4.8)
(Loss) income before income taxes	(11.8)	0.8	36.4	(17.2)	8.2
Income tax provision (benefit)	10.0	—	9.9	(4.9)	15.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

	United States
	Retail	Canada	Europe	Other	Total
	(In millions)

2010
Total assets	$255.4	$516.0	$288.6	$154.6	$1,214.6
Goodwill and other intangibles, net	206.1	182.1	105.9	114.9	609.0
Sales to unaffiliated customers:
Consumer lending	65.7	147.9	105.9	—	319.5
Check cashing	46.5	69.4	33.6	—	149.5
Pawn service fees and sales	—	—	19.9	—	19.9
Money transfer fees	4.9	16.4	6.2	—	27.5
Gold sales	0.4	11.9	30.7	—	43.0
Other	10.3	31.2	17.2	15.2	73.9

Total sales to unaffiliated customers	127.8	276.8	213.5	15.2	633.3
Provision for loan losses	10.5	15.8	19.6	—	45.9
Depreciation and amortization	3.8	6.7	6.5	4.6	21.6
Interest expense, net	—	47.9	4.2	16.8	68.9
Loss on extinguishment of debt	—	3.6	4.7	1.2	9.5
Unrealized foreign exchange loss (gain)	—	2.2	8.0	(0.1)	10.1
Loss on derivatives not designated as hedges	—	12.9	—	—	12.9
Provision for litigation settlements	—	22.7	—	6.4	29.1
Loss on store closings	1.5	0.9	—	0.9	3.3
Other (income) expense, net	—	(0.9)	1.0	2.1	2.2
Income (loss) before income taxes	2.9	3.7	32.8	(23.2)	16.2
Income tax provision (benefit)	16.3	5.2	10.2	(10.3)	21.4

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

	United States
	Retail	Canada	Europe	Other	Total
	(In millions)

2011
Total assets	$261.7	$466.9	$792.1	$142.1	$1,662.8
Goodwill and other intangibles, net	206.0	235.1	383.4	107.5	932.0
Sales to unaffiliated customers:
Consumer lending	61.6	170.7	196.9	—	429.2
Check cashing	41.1	73.4	29.6	—	144.1
Pawn service fees and sales	—	—	48.0	—	48.0
Money transfer fees	4.8	19.2	8.1	—	32.1
Gold sales	2.5	14.7	29.3	—	46.5
Other	12.2	32.6	22.0	21.7	88.5

Total sales to unaffiliated customers	122.2	310.6	333.9	21.7	788.4
Provision for loan losses	7.4	19.8	46.4	—	73.6
Depreciation and amortization	2.6	7.7	12.7	8.4	31.4
Interest expense, net	—	65.2	8.2	17.4	90.8
Unrealized foreign exchange (gain) loss	—	(51.7)	2.0	2.7	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	39.3
(Proceeds from) provision for litigation settlements	—	(3.9)	—	0.2	(3.7)
Loss (gain) on store closings	0.4	0.5	0.1	(0.1)	0.9
Other (income) expense, net	(0.8)	(2.3)	7.0	1.9	5.8
Income (loss) before income taxes	11.2	59.8	53.3	(21.9)	102.4
Income tax provision	5.7	13.4	17.9	0.1	37.1

20.	Subsidiary Guarantor Financial Information

National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2011 and June 30, 2010

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

and the condensed consolidating statements of operations and cash flows for the years ended June 30, 2011, 2010 and 2009 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

Consolidating Condensed Statements Of Operations
Twelve Months ended June 30, 2009

	DFC	National	DFG
	Global	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Consumer lending	$—	$121.5	$79.6	$65.4	$—	$266.5
Check cashing	—	67.8	56.4	40.4	—	164.6
Other	—	47.0	16.9	35.2	—	99.1

Total revenues	—	236.3	152.9	141.0	—	530.2

Operating expenses:
Salaries and benefits	—	51.7	58.6	35.4	—	145.7
Provision for loan losses	—	23.2	20.8	8.1	—	52.1
Occupancy	—	14.5	16.3	11.0	—	41.8
Depreciation	—	4.7	4.2	4.2	—	13.1
Other	—	37.9	29.9	27.9	—	95.7

Total operating expenses	—	132.0	129.8	86.6	—	348.4

Operating margin	—	104.3	23.1	54.4	—	181.8

Corporate and other expenses:
Corporate expenses	—	16.3	39.5	12.4	—	68.2
Intercompany charges	(5.3)	7.4	(8.8)	6.7	—	—
Other depreciation and amortization	—	1.2	1.2	1.4	—	3.8
Interest expense, net	15.5	16.5	5.1	6.6	—	43.7
Unrealized foreign exchange gain	—	—	—	(5.5)	—	(5.5)
Provision for litigation settlements	—	57.5	0.3	0.1	—	57.9
Loss on store closings	—	3.0	6.9	0.4	—	10.3
Other income, net	—	(1.8)	(1.7)	(1.3)	—	(4.8)

(Loss) income before income taxes	(10.2)	4.2	(19.4)	33.6	—	8.2
Income tax provision	—	—	5.1	9.9	—	15.0

Net (loss) income	(10.2)	4.2	(24.5)	23.7	—	(6.8)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	4.2	—	—	—	(4.2)	—
Guarantors	(24.5)	—	—	—	24.5	—
Non-guarantors	23.7	—	—	—	(23.7)	—

Net (loss) income attributable to DFC Global Corp.	$(6.8)	$4.2	$(24.5)	$23.7	$(3.4)	$(6.8)

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Year Ended June 30, 2009

	DFC	National	DFG
	Global	Money	and	Non-
	Corp.	Mart	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(6.8)	4.2	(24.5)	23.7	(3.4)	$(6.8)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed income of subsidiaries	(3.4)	—	—	—	3.4	—
Depreciation and amortization	0.9	7.1	5.9	6.0		19.9
Provision for loan losses	—	23.2	20.8	8.1	—	52.1
Non-cash stock compensation	6.4	—	—	—	—	6.4
Losses on disposal of fixed assets	—	1.2	1.7	0.3	—	3.2
Unrealized foreign exchange gain	—	—	—	(5.5)	—	(5.5)
Deferred tax (benefit) provision	—	(15.2)	4.9	(0.2)	—	(10.5)
Accretion of debt discount and deferred issuance costs	8.9	—	—	—	—	8.9
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	—	(16.1)	(14.7)	(13.5)	—	(44.3)
(Increase) decrease in prepaid expenses and other	—	(13.5)	(1.4)	(12.1)	21.4	(5.6)
Provision for litigation settlements	—	49.2	—	—	—	49.2
(Decrease) increase in accounts payable, accrued expenses and other liabilities	—	(17.0)	21.9	8.7	(21.4)	(7.8)

Net cash provided by operating activities	6.0	23.1	14.6	15.5	—	59.2
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(0.1)	(0.1)	(26.0)	—	(26.2)
Additions to property and equipment	—	(2.9)	(3.8)	(9.1)	—	(15.8)
Net (increase) decrease in due from affiliates	(2.0)	13.0	(30.4)	19.4	—	—

Net cash (used in) provided by investing activities	(2.0)	10.0	(34.3)	(15.7)	—	(42.0)
Cash flows from financing activities:
Proceeds from termination of cross currency swaps	—	—	—	14.4	—	14.4
Proceeds from the exercise of stock options	3.3	—	—	—	—	3.3
Purchase of company stock	(7.5)	—	—	—	—	(7.5)
Other debt payments	—	(2.9)	—	(0.7)	—	(3.6)
Net increase in revolving credit facilities	—	—	—	(3.8)	—	(3.8)
Payment of debt issuance and other costs	—	—	(0.1)	—	—	(0.1)

Net cash (used in) provided by financing activities	(4.2)	(2.9)	(0.1)	9.9	—	2.7
Effect of exchange rate changes on cash and cash equivalents	—	(11.2)	—	(8.8)	—	(20.0)

Net (decrease) increase in cash and cash equivalents	(0.2)	19.0	(19.8)	0.9	—	(0.1)
Cash and cash equivalents balance-beginning of period	0.3	119.4	50.1	39.9	—	209.7

Cash and cash equivalents balance-end of period	$0.1	$138.4	$30.3	$40.8	$—	$209.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets
June 30, 2010

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Current Assets
Cash and cash equivalents	$5.4	$218.6	$18.3	$49.0	$—	$291.3
Consumer loans, net	—	29.8	20.9	50.2	—	100.9
Pawn loans	—	—	—	35.5	—	35.5
Loans in default, net	—	6.1	0.6	2.6	—	9.3
Other receivables	0.4	9.8	1.8	6.8	(1.7)	17.1
Prepaid expenses and other current assets	—	7.5	3.6	18.6	(2.9)	26.8

Total current assets	5.8	271.8	45.2	162.7	(4.6)	480.9
Deferred tax asset, net of valuation allowance	—	22.5	—	0.1	—	22.6
Intercompany receivables	253.0	41.6	—	—	(294.6)	—
Property and equipment, net	—	27.5	14.4	25.6	—	67.5
Goodwill and other intangibles	—	182.1	206.6	220.3	—	609.0
Debt issuance costs, net	1.5	14.7	2.4	0.1	—	18.7
Investment in subsidiaries	82.4	285.9	103.1	—	(471.4)	—
Other	—	0.7	12.2	3.0	—	15.9

Total Assets	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

Current Liabilities
Accounts payable	$0.3	$14.2	$11.8	$18.5	$—	$44.8
Income taxes payable	—	—	1.0	6.9	(1.7)	6.2
Accrued expenses and other liabilities	0.9	50.3	27.8	15.4	(1.8)	92.6
Debt due within one year	—	—	—	3.3	—	3.3
Current deferred tax liability	—	—	—	0.3	—	0.3

Total current liabilities	1.2	64.5	40.6	44.4	(3.5)	147.2
Fair value of derivatives	—	47.4	—	—	—	47.4
Long-term deferred tax liability	—	6.7	17.3	—	—	24.0
Long-term debt	123.2	596.7	—	5.4	—	725.3
Intercompany payables	—	—	232.5	62.2	(294.7)	—
Other non-current liabilities	—	40.6	10.0	1.8	—	52.4

Total liabilities	124.4	755.9	300.4	113.8	(298.2)	996.3

Total DFC Global Corp. stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total stockholders’ equity	218.3	90.9	83.5	298.0	(472.4)	218.3

Total Liabilities and Stockholders’ Equity	$342.7	$846.8	$383.9	$411.8	$(770.6)	$1,214.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations
Twelve Months ended June 30, 2010

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Consumer lending	$—	$147.9	$65.7	$105.9	$—	$319.5
Check cashing	—	69.4	46.5	33.6	—	149.5
Other	—	59.5	15.6	89.2	—	164.3

Total revenues	—	276.8	127.8	228.7	—	633.3

Operating expenses:
Salaries and benefits	—	58.1	49.3	46.6	—	154.0
Provision for loan losses	—	15.8	10.6	19.5	—	45.9
Occupancy	—	16.1	14.0	13.2	—	43.3
Depreciation	—	5.4	3.7	5.2	—	14.3
Other	—	46.3	23.2	60.0	—	129.5

Total operating expenses	—	141.7	100.8	144.5	—	387.0

Operating margin	—	135.1	27.0	84.2	—	246.3

Corporate and other expenses:
Corporate expenses	—	20.8	50.3	15.7	—	86.8
Intercompany charges	—	20.0	(30.3)	10.3	—	—
Other depreciation and amortization	—	1.3	1.4	4.6	—	7.3
Interest expense, net	15.1	47.9	1.8	4.1	—	68.9
Loss on extinguishment of debt	0.5	3.6	0.7	4.7	—	9.5
Unrealized foreign exchange loss (gain)	—	2.2	(0.1)	8.0	—	10.1
Loss on derivatives not designated as hedges	—	12.9	—	—	—	12.9
Provision for litigation settlements	—	22.7	6.4	—	—	29.1
Loss on store closings	—	0.9	1.5	0.9	—	3.3
Other expense (income), net	—	0.6	(139.1)	0.7	140.0	2.2

(Loss) income before income taxes	(15.6)	2.2	134.4	35.2	(140.0)	16.2
Income tax (benefit) provision	(0.3)	5.1	6.3	10.3	—	21.4

Net (loss) income	(15.3)	(2.9)	128.1	24.9	(140.0)	(5.2)
Less: Net loss attributable to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	(2.9)	—	—	—	2.9	—
Guarantors	128.1	—	—	—	(128.1)	—
Non-guarantors	25.2	—	—	—	(25.2)	—

Net (loss) income attributable to DFC Global Corp.	$135.1	$(2.9)	$128.1	$25.2	$(290.4)	$(4.9)

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Twelve Months Ended June 30, 2010

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$135.1	$(2.9)	$128.1	$24.9	$(290.4)	$(5.2)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(150.4)	—	—	—	150.4	—
Depreciation and amortization	0.6	8.6	5.9	9.9	—	25.0
Loss on extinguishment of debt	0.5	3.6	0.7	4.7		9.5
Change in fair value of derivatives not designated as hedges	—	3.6	—	—		3.6
Provision for loan losses	—	15.8	10.5	19.6	—	45.9
Non-cash stock compensation	5.8	—	—	—	—	5.8
Losses on disposal of fixed assets	—	0.3	0.8	0.1	—	1.2
Unrealized foreign exchange (gain) loss	—	1.9	(0.1)	8.1	—	9.9
Deferred tax provision	—	0.1	5.2	(4.6)	—	0.7
Accretion of debt discount and deferred issuance costs	8.9	3.6	0.1	0.8	—	13.4
Change in assets and liabilities (net of effect of acquisitions):
(Increase) in loans and other receivables	—	(20.2)	(9.9)	(36.9)	0.3	(66.7)
Decrease (increase) in prepaid expenses and other	—	10.6	(2.2)	6.5	(18.5)	(3.6)
Provision for litigation settlements		19.8	—	4.8		24.6
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.2	4.4	(7.8)	6.6	18.2	22.6

Net cash provided by (used in) operating activities	1.7	49.2	131.3	44.5	(140.0)	86.7
Cash flows from investing activities:
Acquisitions, net cash acquired	—	—	(0.3)	(154.7)	—	(155.0)
Additions to property and equipment	—	(7.4)	(6.7)	(15.3)	—	(29.4)
Net decrease (increase) in due from affiliates	36.3	(270.6)	(134.5)	228.8	140.0	—

Net cash provided by (used in) investing activities	36.3	(278.0)	(141.5)	58.8	140.0	(184.4)
Cash flows from financing activities:
Proceeds from sale of 10.375% Senior Notes due 2016	—	596.4	—	—	—	596.4
Proceeds from exercise of stock options	1.5	—	—	—	—	1.5
Repayment of term loan notes	—	(286.7)	—	(82.5)	—	(369.2)
Other debt payments	—	—	—	(7.0)	—	(7.0)
Repurchase of convertible debt	(32.0)	—	—	—	—	(32.0)
Payment of debt issuance and other costs	(2.2)	(15.8)	(1.8)	(0.1)	—	(19.9)

Net cash (used in) provided by financing activities	(32.7)	293.9	(1.8)	(89.6)	—	169.8
Effect of exchange rate changes on cash and cash equivalents	—	15.1	—	(5.5)	—	9.6

Net increase (decrease) in cash and cash equivalents	5.3	80.2	(12.0)	8.2	—	81.7
Cash and cash equivalents balance-beginning of period	0.1	138.4	30.3	40.8	—	209.6

Cash and cash equivalents balance-end of period	$5.4	$218.6	$18.3	$49.0	$—	$291.3

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets
June 30, 2011

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Current Assets
Cash and cash equivalents	$—	$95.2	$23.2	$70.6	$—	$189.0
Consumer loans, net	—	35.7	23.2	103.0	—	161.9
Pawn loans, net	—	0.1	—	136.1	—	136.2
Loans in default, net	—	5.0	0.1	8.7	—	13.8
Other receivables	0.3	16.6	3.7	10.6	—	31.2
Prepaid expenses and other current assets	—	6.0	6.6	25.9	—	38.5

Total current assets	0.3	158.6	56.8	354.9	—	570.6
Deferred tax asset, net of valuation allowance	—	20.2	—	1.1	—	21.3
Intercompany receivables	392.7	148.0	—	—	(540.7)	—
Property and equipment, net	—	32.6	16.4	51.0	—	100.0
Goodwill and other intangibles	—	235.1	313.5	383.4	—	932.0
Debt issuance costs, net	1.1	16.0	1.6	2.3	—	21.0
Investment in subsidiaries	166.8	302.0	56.3	—	(525.1)	—
Other	—	0.7	17.1	0.1	—	17.9

Total Assets	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

Current Liabilities
Accounts payable	$0.6	$16.0	$12.8	$31.7	$—	$61.1
Income taxes payable	—	0.5	1.3	11.9	—	13.7
Accrued expenses and other liabilities	0.9	32.7	26.2	38.6	—	98.4
Debt due within one year	—	—	6.5	89.2	—	95.7

Total current liabilities	1.5	49.2	46.8	171.4	—	268.9
Fair value of derivatives	—	73.8	—	0.1	—	73.9
Long-term deferred tax liability	—	14.3	23.0	16.5	—	53.8
Long-term debt	131.6	597.0	—	46.6	—	775.2
Intercompany payables	—	—	214.0	326.7	(540.7)	—
Other non-current liabilities	—	38.8	18.3	7.3	—	64.4

Total liabilities	133.1	773.1	302.1	568.6	(540.7)	1,236.2

Total DFC Global Corp. stockholders’ equity	427.8	140.1	159.6	224.7	(525.1)	427.1
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	427.8	140.1	159.6	224.2	(525.1)	426.6

Total Liabilities and Stockholders’ Equity	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations
Twelve Months ended June 30, 2011

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Consumer lending	$—	$170.7	$61.6	$196.9	$—	$429.2
Check cashing	—	73.4	41.1	29.6	—	144.1
Other	—	66.5	41.2	107.4	—	215.1

Total revenues	—	310.6	143.9	333.9	—	788.4

Operating expenses:
Salaries and benefits	—	63.1	50.3	66.5	—	179.9
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Occupancy	—	18.3	13.1	19.6	—	51.0
Purchased gold costs		8.8	1.5	20.7		31.0
Depreciation	—	6.0	2.8	8.0	—	16.8
Other	—	40.7	24.7	63.5	—	128.9

Total operating expenses	—	156.8	99.7	224.7	—	481.2

Operating margin	—	153.8	44.2	109.2	—	307.2

Corporate and other expenses:
Corporate expenses	—	23.3	61.6	19.2	—	104.1
Intercompany charges	—	21.9	(36.9)	15.0	—	—
Other depreciation and amortization	—	1.7	8.2	4.7	—	14.6
Interest expense, net	13.7	65.1	3.8	8.2	—	90.8
Unrealized foreign exchange (gain) loss	—	(51.7)	2.7	2.0	—	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	—	39.3
(Proceeds from) provision for litigation settlements	—	(3.9)	0.2	—	—	(3.7)
Loss on store closings	—	0.5	0.3	0.1	—	0.9
Other expense (income), net	—	0.2	(1.3)	6.9	—	5.8

(Loss) income before income taxes	(13.7)	57.4	5.6	53.1	—	102.4
Income tax provision	—	13.4	5.8	17.9	—	37.1

Net (loss) income	(13.7)	44.0	(0.2)	35.2	—	65.3
Less: Net loss attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	44.0	—	—	—	(44.0)	—
Guarantors	(0.2)	—	—	—	0.2	—
Non-guarantors	35.7	—	—	—	(35.7)	—

Net income (loss) attributable to DFC Global Corp.	$65.8	$44.0	$(0.2)	$35.7	$(79.5)	$65.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows
Twelve Months Ended June 30, 2011

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income (loss)	$65.8	$44.0	$(0.2)	$35.2	$(79.5)	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(79.5)	—	—	—	79.5	—
Depreciation and amortization	0.4	10.5	11.9	12.7	—	35.5
Change in fair value of derivative not
designated as a hedge	—	20.7	—	—	—	20.7
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Non-cash stock compensation	4.6	—	—	—	—	4.6
Losses (gains) on disposal of fixed assets	—	0.3	(0.2)	—	—	0.1
Unrealized foreign exchange (gain) loss	—	(52.0)	—	4.6	—	(47.4)
Deferred tax provision	—	9.3	5.8	0.1	—	15.2
Accretion of debt discount and deferred issuance costs	8.4	6.9	—	—	—	15.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	—	(21.2)	(8.8)	(91.9)	—	(121.9)
Decrease (increase) in prepaid expenses and other	—	0.3	(2.9)	(5.8)	—	(8.4)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.0	(30.8)	3.2	(9.1)	—	(35.7)

Net cash provided by operating activities	0.7	7.9	16.1	(7.8)	—	16.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(36.3)	1.4	(254.3)	—	(289.2)
Additions to property and equipment	—	(8.1)	(6.8)	(26.5)	—	(41.4)
Net (increase) decrease in due from affiliates	(139.7)	(100.2)	(12.3)	252.2	—	—

Net cash used in investing activities	(139.7)	(144.6)	(17.7)	(28.6)	—	(330.6)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3.2	—	—	—	—	3.2
Proceeds from offering of common stock, net	130.2	—	—	—	—	130.2
Net increase in revolving credit facilities	—	—	6.5	59.5	—	66.0
Payment of debt issuance and other costs	0.2	(2.8)	—	(2.4)	—	(5.0)

Net cash provided by (used in) financing activities	133.6	(2.8)	6.5	57.1	—	194.4
Effect of exchange rate changes on cash and cash equivalents	—	16.1	—	0.9	—	17.0

Net (decrease) increase in cash and cash equivalents	(5.4)	(123.4)	4.9	21.6	—	(102.3)
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$—	$95.2	$23.2	$70.6	$—	$189.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

21.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2011 and 2010 are as follows:

					Year
	Three Months Ended				Ended
	September 30	December 31	March 31	June 30	June 30
	(Unaudited)
	(In millions except per share data)

Fiscal 2011:
Revenues	$174.2	$182.5	$197.8	$233.9	$788.4
Income before income taxes	$18.2	$30.3	$25.3	$28.6	$102.4
Net income attributable to DFC Global Corp.	$12.2	$20.0	$15.7	$17.9	$65.8
Basic earnings per share	$0.34	$0.55	$0.43	$0.42	$1.73
Diluted earnings per share	$0.33	$0.53	$0.41	$0.40	$1.66
Fiscal 2010:
Revenues	$145.5	$160.7	$163.3	$163.8	$633.3
Income before income taxes	$13.4	$12.9	$(14.6)	$4.5	$16.2
Net income attributable to DFC Global Corp.	$5.3	$7.1	$(12.2)	$(5.1)	$(4.9)
Basic earnings per share	$0.15	$0.20	$(0.34)	$(0.14)	$(0.14)
Diluted earnings per share	$0.14	$0.19	$(0.34)	$(0.14)	$(0.14)

22.	Subsequent Events

On July 6, 2011, the Company acquired Risicum Oyj (“Risicum”), the leading provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominately in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony-based loans in Sweden. The total purchase price of the transaction at closing was approximately $46.0 million.

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

The Company acquired Sefina on December 31, 2010 and Purpose UK on April 1, 2011. These companies are included in our 2011 financial statements as of the dates of the acquisitions and accounted for 6.0% and 6.3% of net income, respectively, and 10.5% and 13.3% of consolidated total assets, respectively, of the Company for the year ended June 30, 2011. Because of the timing of the acquisitions, the internal controls over financial reporting of Sefina and Purpose UK were excluded from a formal evaluation of effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

Changes in Internal Control over Financial Reporting

(a)	Management’s Annual Report in Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting required by this Items is incorporated by reference herein to the section in Part II, Item 8 of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data.”

(b)	Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm required by this Item is incorporated by reference herein to the section in Part II, Item 8 of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

DFC Global Corp.’s principal executive officer and principal financial officer have concluded that the Sefina and Purpose UK acquisitions created a material change to its internal control over financial reporting. Sefina and Purpose UK are significant subsidiaries for DFC Global Corp. that operated under their pre-acquisition internal control over financial reporting for the time from acquisition through June 30, 2011. DFC Global Corp. has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and DFC Global Corp. continues to assess the current internal control over financial reporting at Sefina and Purpose UK.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

We incorporate by reference the information required by this Item from the information set forth under the captions “Elections of Directors”, “Executive Officers and Executive Compensation”, “Other Information” and “Corporate Governance” in our definitive proxy statement for our 2011 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“the 2011 Proxy Statement”).

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, as well as other senior officers. The Code of Business Conduct and Ethics (the “Code”) is publicly available on our website at http://www.dfcglobalcorp.com/ethics.asp. Amendments to the Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information required by this Item from the information set forth under the caption “Securities Ownership” in our 2011 Proxy Statement.

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

Securities Authorized For Issuance Under Equity Compensation Plans
As of June 30, 2011:

The following table sets forth, as of June 30, 2011, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of			Number of Securities
	Securities to	Weighted-Average		Remaining
	be Issued	Exercise Price of		Available for
	Upon	Outstanding		Future Issuance
	Exercise of	Options,		Under Equity
	Outstanding Options,	Warrants and		Compensation
Plan Category	Warrants and Rights	Rights		Plans

Equity compensation Plans approved by Stockholders:
Options	2,772,445	$11.28		6,830,820	(a)
Restricted Shares/Restricted Stock Unit Awards	797,249	(b	)	(a	)
Equity compensation Plans not approved by Stockholders	—	—		—
Total	3,569,694	$11.28		6,830,820

(a)	On November 11, 2010, DFC’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of DFC’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000, after giving effect for DFC’s three for two stock split for stockholders of record as of January 20, 2011; provided, however, that 1.67 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by DFC to the award recipient.

(b)	Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information required by this Item from the information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in our 2011 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information required by this Item from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2011 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

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

(3) Exhibits.

Exhibit No.		Description of Document

2.1		Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(8)
2.2		Purchase Agreement dated as of October 28, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(17)
2.3		Amendment to Purchase Agreement dated as of December 23, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(18)
2.4		Stock Purchase Agreement dated December 2, 2010 between NSF Nordic Special Finance AB and Dollar Financial U.K. Limited(23)
2.5		Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation(26)
3	.1(a)#	Amended and Restated Certificate of Incorporation of DFC Global Corp. (formerly Dollar Financial Corp.), as amended
3	.1(b)#	Amended and Restated Bylaws of DFC Global Corp. (formerly known as Dollar Financial Corp.), as amended
4.1		Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 2.875% Senior Convertible Notes due 2027(5)
4.2		Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers(5)
4.3		Indenture dated December 23, 2009, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.00% Senior Convertible Notes due 2028(18)
4.4		Indenture dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and U.S. Bank National Association, as trustee, governing the terms of the 10.375% Senior Notes due 2016(18)
4.5		Registration Rights Agreement dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers(18)
4.6		Supplemental Indenture dated December 2, 2010 among DFG Acquisition Services, Inc. Military Financial Services, LLC, Dealers’ Financial Services, LLC and U.S. Bank National Association, as trustee(24)
4.7		Guarantee dated December 2, 2010 executed by DFG Acquisition Services, Inc. Military Financial Services, LLC and Dealers’ Financial Services, LLC(24)
4.8		Supplemental Indenture dated February 25, 2011 between Dollar Financial U.S., Inc. and U.S. Bank National Association, as trustee(27)
4.9		Guarantee dated February 25, 2011 executed by Dollar Financial U.S., Inc.(27)

Exhibit No.		Description of Document

10.1		Second Amended and Restated Credit Agreement dated as of March 3, 2011 among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders(25)
10.2		Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and DFG Holdings, Inc.(1)
10.3		Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(2)
10.4		Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(3)
10.5		Form of Director Indemnification Agreement(2)
10	.6*	Employment Agreement, dated as of October 30, 2009, by and among Dollar Financial Group, Inc., Dollar Financial Corp. and Jeffrey Weiss(15)
10	.7*	Amended and Restated Employment Agreement by and among Norman Miller, the Company and Dollar Financial Group, Inc., dated as of May 14, 2008(10)
10	.8*	Amended and Restated Employment Agreement by and among Randy Underwood, the Company and Dollar Financial Group, Inc., dated as of May 17, 2010(20)
10	.9*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009(13)
10	.10*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(6)
10	.11*	Form of Stock Option Agreement for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)
10	.12*	Form of Stock Option Grant Notice for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)
10	.13*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(9)
10	.14*	Form of Restricted Stock Grant Document for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(14)
10	.15*	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan (International Grantee)(14)
10	.16*	Dollar Financial Corp. 2007 Equity Incentive Plan, as amended(28)
10	.17*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan
10	.18*#	Form of Stock Option Agreement for 2007 Equity Incentive Plan
10	.19*#	Form of Stock Option Grant Notice for 2007 Equity Incentive Plan
10	.20*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)(12)
10	.21*	Form of Restricted Stock Grant Document for the 2007 Stock Incentive Plan(14)
10	.22*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of January 1, 2009(11)

Exhibit No.		Description of Document

10	.23*	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(11)
10	.24*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants(7)
10	.25*#	DFC Global Corp. Executive and Key Managment Bonus Program(22)
10	.26*#	DFC Global Corp. Long Term Incentive Compensation Program
10.27		Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased, and Ronald Adrien Oriet, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009(16)
10.28		Settlement Agreement effective as of March 4, 2010 and executed as of May 6, 2010 by and among Kurt MacKinnan and Louise Parsons, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants(19)
21	.1#	Subsidiaries of DFC Global Corp.
23	.1#	Consent of Ernst & Young LLP
31	.1#	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31	.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
31	.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)
32	.1#	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)		Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)
(2)		Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)
(3)		Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)
(4)		Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)
(5)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)
(6)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)
(7)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 17, 2007 (File No. 000-50866)
(8)		Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)
(9)		Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866)
(10)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 15, 2008 (File No. 000-50866)
(11)		Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008 (File No. 000-50866)

Exhibit No.	Description of Document

(12)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 5, 2008 (File No. 000-50866)
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 20, 2009 (File No. 000-50866)
(14)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 3, 2009 (File No. 000-50866)
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on November 2, 2009 (File No. 000-50866)
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2009 (File No. 000-50866)
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009 (File No. 000-50866)
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009 (File No. 000-50866)
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2010 (File No. 000-50866)
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on May 18, 2010 (File No. 000-50866)
(21)	Incorporated by reference to the Registration Statement on Form S-4/A filed by National Money Mart Company and Dollar Financial Corp. on May 21, 2010 (File No. 333-165617)
(22)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on August 31, 2010 (File No. 000-50866)
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on January 5, 2011 (File No. 000-50866)
(24)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 9, 2011 (File No. 000-50866)
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 9, 2011 (File No. 000-50866)
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 5, 2011 (File No. 000-50866)
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2011 (File No. 000-50866)
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2011 (File No. 000-50866)

*	Management contracts and compensatory plans and arrangements
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DFC GLOBAL CORP.

By:	/s/ RANDY UNDERWOOD
Randy Underwood
Executive Vice President and Chief Financial
Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	August 29, 2011

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial officer)	August 29, 2011

/s/ WILLIAM M. ATHAS William M. Athas	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)	August 29, 2011

/s/ DAVID JESSICK David Jessick	Director	August 29, 2011

/s/ KENNETH SCHWENKE Kenneth Schwenke	Director	August 29, 2011

/s/ CLIVE KAHN Clive Kahn	Director	August 29, 2011

/s/ JOHN GAVIN John Gavin	Director	August 29, 2011

/s/ RON MCLAUGHLIN Ron McLaughlin	Director	August 29, 2011

/s/ MICHAEL KOOPER Michael Kooper	Director	August 29, 2011