Form 10-Q
period 2011-09-30
DFC GLOBAL CORP.
filed 2011-11-07
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 3, 2011, 43,923,239 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DFC GLOBAL CORP.

Amended and Restated Certificate of Incorporation of DFC Global Corp. (formerly Dollar Financial Corp.), as amended

Amended and Restated Bylaws of DFC Global Corp. (formerly known as Dollar Financial Corp.), as amended

Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Jeffrey A. Weiss, Dollar Financial Group, Inc. and DFC Global Corp.

Amended and Restated Employment Agreement, dated as of September 7, 2011, by and between Randy Underwood, and Dollar Financial Group, Inc., a wholly owned subsidiary of DFC Global Corp.

Amended and Restated Employment Agreement, dated as of September 7, 2011, by and between Norman Miller, and Dollar Financial Group, Inc., a wholly owned subsidiary of DFC Global Corp.

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Rule 13(a)-14(a)/15d-14a Certification of Executive Vice President and Chief Financial Officer

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2011	September 30, 2011
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$189.0	$196.5
Consumer loans, net:
Consumer loans	176.8	188.2
Less: Allowance for consumer loan losses	(14.9)	(16.6)

Consumer loans, net	161.9	171.6
Pawn loans	136.2	137.0
Loans in default, net of an allowance of $37.7 and $42.5	13.8	24.2
Other receivables	31.2	26.7
Prepaid expenses and other current assets	38.5	40.5
Current deferred tax asset, net of valuation allowance of $2.7 and $2.7	—	—

Total current assets	570.6	596.5
Deferred tax asset, net of valuation allowance of $84.9 and $85.6	21.3	18.9
Property and equipment, net of accumulated depreciation of $146.7 and $149.5	100.0	100.4
Goodwill and other intangibles	932.0	922.2
Debt issuance costs, net of accumulated amortization of $7.8 and $8.7	21.0	18.7
Other	17.9	17.9

Total Assets	$1,662.8	$1,674.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61.1	$45.9
Income taxes payable	13.7	13.8
Accrued expenses and other liabilities	98.4	102.1
Debt due within one year	95.7	168.3
Current deferred tax liability	—	2.1

Total current liabilities	268.9	332.2
Fair value of derivatives	73.9	44.2
Long-term deferred tax liability	53.8	52.3
Long-term debt	775.2	766.1
Other non-current liabilities	64.4	57.7
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,743,941 shares and 43,920,555 shares issued and outstanding at June 30, 2011 and September 30, 2011, respectively	—	—
Additional paid-in capital	469.2	471.6
Accumulated deficit	(49.7)	(51.8)
Accumulated other comprehensive income	7.6	3.0

Total DFC Global Corp. stockholders’ equity	427.1	422.8
Non-controlling interest	(0.5)	(0.7)

Total stockholders’ equity	426.6	422.1

Total Liabilities and Stockholders’ Equity	$1,662.8	$1,674.6

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended September 30,
	2010	2011
Revenues:
Consumer lending	$92.0	$157.0
Check cashing	35.3	36.2
Pawn service fees and sales	6.3	20.8
Money transfer fees	7.2	9.6
Gold sales	11.1	15.9
Other	22.3	22.1

Total revenues	174.2	261.6

Operating expenses:
Salaries and benefits	40.7	53.8
Provision for loan losses	14.0	31.8
Occupancy	11.6	15.0
Purchased gold costs	7.7	12.1
Depreciation	3.6	5.6
Returned checks, net and cash shortages	1.9	2.2
Maintenance and repairs	3.3	4.1
Advertising	5.8	14.0
Bank charges and armored carrier service	3.8	5.4
Other	13.5	21.3

Total operating expenses	105.9	165.3

Operating margin	68.3	96.3

Corporate and other expenses:
Corporate expenses	25.4	31.1
Other depreciation and amortization	2.7	6.4
Interest expense, net	21.6	24.5
Unrealized foreign exchange (gain) loss	(14.6)	42.4
Loss (gain) on derivatives not designated as hedges	13.8	(20.8)
Provision for litigation settlements	0.2	4.0
Loss on store closings	0.2	0.1
Other expense, net	0.8	0.1

Income before income taxes	18.2	8.5
Income tax provision	6.1	10.8

Net income (loss)	12.1	(2.3)
Less: Net loss attributable to non-controlling interests	(0.1)	(0.2)

Net income (loss) attributable to DFC Global Corp.	$12.2	$(2.1)

Net income (loss) per share attributable to DFC Global Corp:
Basic	$0.34	$(0.05)
Diluted	$0.33	$(0.05)
Weighted average shares outstanding:
Basic	36,400,450	43,727,535
Diluted	37,279,570	43,727,535

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock Outstanding		Additional Paid-in	Accumulated Income	Non-Controlling	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income	Equity
Balance, June 30, 2011	43,743,941	$—	$469.2	$(49.7)	$(0.5)	$7.6	$426.6

Comprehensive income:
Foreign currency translation						(5.9)	(5.9)
Cash flow hedges						1.3	1.3
Net loss attributable to DFC Global Corp.				(2.1)			(2.1)

Total comprehensive income							(6.7)
Restricted stock grants	65,126
Stock options exercised	136,778	—	1.5				1.5
Vested portion of granted restricted stock and restricted stock units			0.3				0.3
Retirement of common stock	(25,290)
Other stock compensation			0.6				0.6
Net loss attributable to non-controlling interest					(0.2)		(0.2)

Balance, September 30, 2011	43,920,555	$—	$471.6	$(51.8)	$(0.7)	$3.0	$422.1

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$12.1	$(2.3)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7.2	13.3
Change in fair value of derivatives not designated as hedges	9.5	(25.3)
Provision for loan losses	14.0	31.8
Non-cash stock compensation	1.2	1.0
Loss on disposal of fixed assets	0.3	—
Unrealized foreign exchange (gain) loss	(14.6)	42.4
Deferred tax provision	2.1	0.9
Accretion of debt discount and deferred issuance costs	3.6	4.0
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(21.1)	(43.3)
Increase in prepaid expenses and other	(6.8)	(3.7)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(25.9)	6.1

Net cash (used in) provided by operating activities	(18.4)	24.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.4)	(64.4)
Additions to property and equipment	(9.4)	(14.2)

Net cash used in investing activities	(9.8)	(78.6)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.2	1.5
Net increase in revolving credit facilities	14.3	70.4
Payment of debt issuance and other costs	(0.1)	(0.1)

Net cash provided by financing activities	14.4	71.8
Effect of exchange rate changes on cash and cash equivalents	8.8	(10.6)

Net (decrease) increase in cash and cash equivalents	(5.0)	7.5
Cash and cash equivalents at beginning of period	291.3	189.0

Cash and cash equivalents at end of period	$286.3	$196.5

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of DFC Global Corp. and its wholly owned and majority owned subsidiaries (collectively, the “Company” or “DFC”). DFC is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC consist primarily of its investment in DFG. DFC has no employees or operating activities. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s Annual Report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on August 29, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, the Company’s corporate name was “Dollar Financial Corp.”. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,285 locations (of which 1,219 are company owned) operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and Paydayloan brand names, and in Finland and Sweden primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®. Through its Dealers’ Financial Services, (“DFS”) subsidiary, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an agreement with a major third-party national bank based in the United States.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity. These reclassifications include:

•

Reclassifying $11.1 million of gold sales from Other Revenue to Gold Sales Revenue and $7.7 million of purchased gold costs from Other Operating Expense to Purchased Gold Costs in the Company’s Consolidated Statement of Operations for the three months ended September 30, 2010.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and at the Company’s stand-alone pawn shops in the United Kingdom, Sweden and Finland. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with the Company’s single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

Consumer Loans, Net

Unsecured short-term and longer-term installment loans that the Company originates are reflected on the balance sheet in Consumer Loans, net. Consumer loans, net are reported net of a reserve as described below in “Consumer Loan Loss Reserves Policy”.

Loans in Default

Loans in default consist of short-term consumer loans which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provisions in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provisions. Generally, if the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for consumer loans that the Company originates. To estimate the appropriate level of loan loss reserves, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, historical loans charged off, current collection

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

patterns and current economic trends. The Company’s current loan loss reserve is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the balance of outstanding loans. As these conditions change, the Company may need to make additional allowances in future periods.

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

The Company does not maintain a loan loss reserve for potential future losses on pawn loans. Pawn lawns are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 85%, which means that for more than 85% of its pawn loans, the customer pays back the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores after the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset value are returned to the customer.

Fair Value of Financial Instruments

The fair value of the 2.875% Senior Convertible Notes due 2027 issued by DFC (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes”) and the 10.375% Senior Notes due 2016 issued by the Company’s Canadian subsidiary, National Money Mart Company (the “2016 Notes”), are based on broker quotations.

The total fair value of the 2027 Notes and the 2028 Notes were approximately $42.1 million and $154.5 million, respectively, at June 30, 2011. The total fair value of the 2027 Notes and the 2028 Notes were approximately $42.2 million and $151.8 million, respectively, at September 30, 2011. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $658.5 million and $615.0 million at June 30, 2011 and September 30, 2011, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended September 30,
	2010	2011
Net income (loss) attributable to DFC Global Corp.	$12.2	$(2.1)
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	36.4	43.7
Effect of dilutive stock options - (2)	0.6	—
Effect of unvested restricted stock and restricted stock unit grants (2)	0.3	—

Weighted average of common shares outstanding — diluted	37.3	43.7

(1)	Excludes 0.2 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of September 30, 2010 and 2011, respectively.
(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss for the three months ended September 30, 2011, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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

Compensation expense related to share-based compensation included in the statement of operations for the three months ended September 30, 2010 and 2011 was $1.3 million and $1.4 million, respectively, net of related tax.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended September 30,
	2010	2011
Expected volatility	52.9%	51.2%
Expected life (years)	5.8	5.8
Risk-free interest rate	2.03%	1.45%
Expected dividends	None	None
Weighted average fair value	$6.60	$10.71

A summary of the status of stock option activity for the three months ended September 30, 2011 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Options outstanding at June 30, 2011 (2,044,088 shares exercisable)	2,772,445	$11.28	6.7	$28.8
Granted	346,782	$22.09
Exercised	(136,778)	$10.63
Forfeited and expired	(5,999)	$16.42

Options outstanding at September 30, 2011	2,976,450	$12.56	6.8	$27.7

Exercisable at September 30, 2011	1,970,761	$10.63	5.7	$22.1

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC common stock. The total intrinsic value of options exercised for the three months ended September 30, 2011 was $1.7 million. As of September 30, 2011, the total unrecognized compensation cost over a weighted-average period of 2.7 years, related to stock options, is expected to be $6.4 million. Cash received from stock options exercised for the three months ended September 30, 2011 was $1.5 million.

Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”), and (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of DFC’s common stock on the date of the grant.

Information concerning unvested restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2011	80,276	$9.82
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Outstanding at September 30, 2011	80,276	$9.82

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information concerning unvested restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant-Date Fair-Value

Outstanding at June 30, 2011	716,973	$13.75
Granted	179,653	$22.06
Vested	(65,696)	$14.36
Forfeited	(6,031)	$16.33

Outstanding at September 30, 2011	824,899	$15.49

As of September 31, 2011, there was $13.6 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended September 30, 2011 was $0.9 million.

Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 on July 1, 2011. ASU 2010-29 concerns disclosures only and did not have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This standard update amends Topic 350 to give entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Since ASU 2011-08 only impacts whether or not to perform the two-step impairment test, it will not have a material impact on the Company’s financial position or results of operations.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Financing Receivables

The Company offers a variety of short-term loan products and credit services to customers who typically cannot access other traditional sources of credit and have non-traditional loan histories. Accordingly, the Company has implemented proprietary predictive scoring models that are designed to limit the amount of loans it offers to customers who statistically would likely be unable to repay their loan. The Company has instituted control mechanisms and a credit analytics function to manage risk in its consumer loan activities. Collection activities are also an important aspect of the Company’s operations, particularly with respect to its consumer loan products due to the relatively high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections in each of its markets. The Company’s risk control mechanisms include, among others, the daily monitoring of initial return rates with respect to payments made on its consumer loan portfolio. Because the Company’s revenue from its consumer lending activities is generated through a high volume of small-dollar financial transactions, its exposure to loss from a single customer transaction is minimal.

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and one hundred eighty days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2011

	Consumer Loans, Gross	Consumer Loans, Allowance	Pawn Loans
Performing	$176.8	$14.9	$136.2
Non-performing	51.5	37.7	—

	$228.3	$52.6	$136.2

As of September 30, 2011
	Consumer Loans, Gross	Consumer Loans, Allowance	Pawn Loans
Performing	$188.2	$16.6	$137.0
Non-performing	66.7	42.5	—

	$254.9	$59.1	$137.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following presents the aging of the Company’s past dues loans receivable as of June 30, 2011 and September 30, 2011:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2011

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Loans	$17.2	$9.7	$6.6	$24.9	$58.4	$169.9	$228.3	$1.9
Pawn Loans	—	—	—	—	—	136.2	136.2	—

Total	$17.2	$9.7	$6.6	$24.9	$58.4	$306.1	$364.5	$1.9

As of September 30, 2011
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Loans	$22.2	$13.1	$10.0	$27.3	$72.6	$182.3	$254.9	$1.4
Pawn Loans	—	—	—	—	—	137.0	137.0	—

Total	$22.2	$13.1	$10.0	$27.3	$72.6	$319.3	$391.9	$1.4

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2011 and September 30, 2011:

Loans Receivable on Nonaccrual Status

(in millions)

	June 30, 2011	September 30, 2011
Consumer Loans	$51.5	$66.7
Pawn Loans	—	—

Total	$51.5	$66.7

The following table presents changes in the allowance for consumer loans credit losses (in millions):

Three Months Ended September 30, 2011
Allowance for Consumer Loan Losses:
Balance at June 30, 2011	$52.6
Provision for loan losses	31.8
Charge-offs	(27.3)
Recoveries	6.1
Effect of foreign currency translation	(4.1)

Balance at September 30, 2011	$59.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

On December 31, 2010, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., acquired Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash was paid by the Company to the seller in three equal installments on March 31, 2011, June 30, 2011 and September 30, 2011. Furthermore, the Company is obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive 12 month periods following the closing of the acquisition, the aggregate amount of which the Company estimated at the time of acquisition to be approximately $16.6 million. All future payments have been recorded as liabilities on the balance sheet of the acquiring U.K. entity. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.0 million.

Under the purchase method of accounting, the total estimated purchase price is allocated to Sefina’s net tangible and intangible assets based on their current estimated fair values. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed is based on estimates and assumptions subject to the finalization of the Company’s fair value allocation. The purchase price, subject to the finalization of the fair value allocation is allocated as follows (in millions):

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

On April 1, 2011, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., acquired Purpose U.K. Holdings Limited (“Purpose U.K.”), a leading provider of online short-term loans in the United Kingdom. Purpose U.K. Holdings Limited, which operates primarily under the brand name “Payday U.K.”, provides loans through both Internet and telephony-based technologies throughout the United Kingdom. The total cash consideration for the acquisition was approximately $195.0 million. In connection with the acquisition, the Company also incurred transaction costs of approximately $3.7 million.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal 2011, the Company completed the acquisitions of the assets of three Canadian franchisees with 40 stores for an aggregate purchase price of $39.6 million that resulted in an increase in goodwill of $29.0 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The Company also purchased five stores in the United Kingdom during fiscal 2011 that resulted in an aggregate increase in goodwill of $0.5 million. Also during fiscal 2011, $13.5 million of purchase accounting adjustments related to contingent consideration payments were made with respect to the Express Finance Limited acquisition. These payments are treated as adjustments to purchase price and are accordingly recognized as goodwill.

On July 6, 2011, the Company acquired Risicum Oyj (“Risicum”), a provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominately in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony-based loans in Sweden. The total cash consideration for the acquisition was approximately $46.5 million. The Company also incurred transaction costs of approximately $0.9 million.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the purchase method of accounting, the total estimated purchase price is allocated to Risicum’s net tangible and intangible assets based on their current estimated fair values. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocation. The purchase price, subject to the finalization of the fair value allocation, is allocated as follows (in millions):

Cash	$2.0
Consumer loans	21.0
Prepaid expenses and other current assets	2.1
Property and equipment	0.2
Accounts payable	(1.7)
Accrued expenses and other liabilities	(2.8)
Other non-current liabilities	(1.3)

Net tangible assets acquired	19.5
Definite-lived intangible assets acquired	6.7
Goodwill	20.3

Total purchase price	$46.5

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price for Risicum, an estimate of $19.5 million has been allocated to net tangible assets acquired, and $6.7 million has been allocated to definite-lived intangible assets. The remaining purchase price has been allocated to goodwill.

During fiscal 2012, the Company completed various smaller acquisitions in the United Kingdom and Canada that resulted in aggregate increase in goodwill of $2.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

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

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2011	$758.5
Acquisitions:
Risicum	20.3
Various small acquisitions	2.2
Foreign currency translation adjustment	(28.4)

Balance at September 30, 2011	$752.6

The following pro forma information for the periods ended September 30, 2010 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective acquisition dates of Sefina, Purpose U.K. Holdings and Risicum. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results Three months ended September 30, 2010
(Unaudited in millions except per share amounts)

Revenue	$213.3
Net income attributable to DFC Global Corp.	$19.1
Net income per common share — basic	$0.52
Net income per common share — diluted	$0.51

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2011 are as follows (in millions):

	United States
	Retail	Canada	Europe	Other	Total
Balance at June 30, 2011	$205.7	$179.9	$320.8	$52.1	$758.5
Acquisitions and purchase accounting adjustments	—	2.0	20.5	—	22.5
Foreign currency translation adjustments	—	(13.1)	(15.3)	—	(28.4)

Balance at September 30, 2011	$205.7	$168.8	$326.0	$52.1	$752.6

The following table reflects the components of intangible assets (in millions):

	Gross Carrying Amount
	June 30,	September 30,
	2011	2011

Non-amortizing intangible assets:
Goodwill	$758.5	$752.6
Reacquired franchise rights	56.4	52.4
DFS MILES Program	35.4	35.4
Tradenames	3.6	3.4

	$853.9	$843.8

Amortizable intangible assets:
Purchased technology	$46.1	$47.7
Various contracts	39.0	40.4
Reacquired franchise rights	5.2	5.2
Accumulated Amortization:
Purchased technology	(1.2)	(2.6)
Various contracts	(10.6)	(11.8)
Reacquired franchise rights	(0.4)	(0.5)

Total intangible assets	$932.0	$922.2

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Amortization expense of intangible assets was $1.5 million and $4.6 million for the three months ended September 30, 2010 and September 30, 2011, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ending June 30,	Amount
2012	$18.6
2013	17.6
2014	15.4
2015	11.4
2016	8.3

$71.3

5.	Debt

The Company had debt obligations at June 30, 2011 and September 30, 2011 as follows (in millions):

	June 30, 2011	September 30, 2011
Global revolving credit facility	$65.9	$134.6
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.0)	(2.9)
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	40.7	41.4
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	90.9	92.5
Scandinavian credit facilities	67.6	60.5
Other	8.8	8.3

Total debt	870.9	934.4

Less: current portion of debt	(95.7)	(168.3)

Long-term debt	$775.2	$766.1

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and DFC Global Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. At any time prior to December 15, 2012, NMM may redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 110.375% of the principal amount of the

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016 Notes redeemed if; (1) such redemption is made with the proceeds of one or more public equity offerings by DFC; (2) at least $390 million in aggregate principal amount of the 2016 Notes remain outstanding immediately after the occurrence of such redemption; and (3) the redemption occurs within 90 days of such public equity offering by DFC. On or after December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs before December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Treatment of Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The 2028 Notes issued during fiscal year 2010 are also subject to the application of the accounting standard. The Company is required to record the liability portion of the 2027 Notes and the 2028 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. As of September 30, 2011, the remaining discount of $3.4 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012, and the remaining discount of $27.5 million on the 2028 Notes similarly will be amortized through April 1, 2015. There is no effect, however, on the Company’s cash interest payments.

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

The Company has made a policy election to settle the principal amount of the Convertible Notes in cash. As such, in accordance with the Earnings Per Share topic of the FASB Codification, the dilutive effect of the Convertible Notes is limited to the conversion premium.

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

The Global Revolving Credit Facility allows for borrowings by DFG, NMM, Dollar Financial U.K. Limited (an indirect U.K. subsidiary of DFC), and Instant Cash Loans Limited (a direct U.K. subsidiary of Dollar Financial U.K. Limited). Borrowings by DFG under the Global Revolving Credit Facility are guaranteed by DFC and certain direct and indirect domestic U.S. subsidiaries of DFC. Borrowings by non-U.S. borrowers under the Global Revolving Credit Facility are guaranteed by DFC and DFG and substantially all of their domestic U.S. subsidiaries, by NMM and substantially all of the Company’s other direct and indirect Canadian subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited and substantially all of the U.K. subsidiaries of Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the Global Revolving Credit Facility are secured by substantially all the assets of such borrowers and guarantors.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2011, there was $134.6 million outstanding under the Global Revolving Credit Facility.

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

Scandinavian Credit Facilities

As a result of the December 2010 acquisition of Sefina, the Company assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($35.2 million at September 30, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.35% at September 30, 2011). Also with the same Scandinavian bank, the Company assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of September 30, 2011, SEK 17.0 million ($2.5 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.45%). The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.9 million ($22.8 million) was outstanding as of September 30, 2011 at a rate of Euribor plus 195 basis points (3.33%).

Other Debt

Other debt consists of $8.3 million of debt assumed as part of the S&R acquisition, consisting of $2.8 million in revolving loans and a $5.5 million term loan.

Interest expense, net was $21.6 million and $24.5 million for the three months ended September 30, 2010 and 2011, respectively. Included in interest expense for the three months ended September 30, 2010 and September 30, 2011 is approximately $4.5 million

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and $5.1 million, respectively, of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our Convertible Notes and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $2.0 million and $2.2 million for the three months ended September 30, 2010 and 2011, respectively.

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. Changes in fair value of the contingent consideration due to time value are recorded in other income, net. As of September 30, 2011, the balance of the contingent consideration was $16.4 million and the assumptions for the valuation did not materially change. The decrease in the balance of the contingent consideration from the acquisition date is related to changes in foreign exchange rates.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011

Assets

Derivative financial instruments	$—	$—	$—	$—

Liabilities

Derivative financial instruments	$—	$44.2	$—	$44.2

Contingent consideration - Sefina acquisition	$—	$—	$16.4	$16.4

The following table reconciles the change in the Level 3 liabilities for the three months ended September 30, 2011 (in millions):

Fair Value Measurements Using Significant Unobservable Inputs
Level 3
Balance as of June 30, 2011	$17.8
Unrealized foreign exchange gain on contingent consideration	(0.9)
Foreign currency translation adjustment	(0.5)

Balance as of September 30, 2011	$16.4

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flow Hedges of Foreign Exchange Risk

Operations in the United Kingdom and Canada have exposed the Company to changes in the GBP-USD and CAD-USD foreign exchange rates. From time to time, the Company’s U.K. and Canadian subsidiaries purchase investment securities denominated in a currency other than their functional currency. The subsidiaries from time to time hedge the related foreign exchange risk typically with the use of out of the money put options because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of September 30, 2011, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

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

As of September 30, 2011, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Pay Fixed Notional	Pay Fixed Strike Rate	Receive Floating Notional	Receive Floating Index

USD-CAD Cross Currency Swap	CAD 180,235,226	8.75%	$156,750,000	3 mo. LIBOR + 2.75% per annum

USD-CAD Cross Currency Swap	CAD 60,344,047	7.47%	$52,250,000	3 mo. LIBOR + 2.75% per annum

USD-CAD Cross Currency Swap	CAD 82,322,250	7.41%	$71,250,000	3 mo. LIBOR + 2.75% per annum

Non-designated Hedges of Commodity Risk

In the normal course of business, the Company maintains inventories of gold at its pawn shops. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2011, the Company’s subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2011 and September 30, 2011 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$0.1

Cross Currency Swaps	Derivatives	$—	Derivatives	$73.8

Total derivatives not designated as hedging instruments		$—		$73.9

	Asset Derivatives As of September 30, 2011		Liability Derivatives As of September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$0.3
Cross Currency Swaps	Derivatives	—	Derivatives	43.9

Total derivatives not designated as hedging instruments		$—		$44.2

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the periods ending September 30, 2010 and 2011 (in millions).

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cross Currency Swaps	—	Interest Expense	(1.6)	Loss on derivatives not designated as hedges	(13.8)
		Tax Benefit	0.4

Total	$—		$(1.2)		$(13.8)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ending September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Options	$—		$—	Purchased gold costs	$(0.8)
Cross Currency Swaps	$—	Interest Expense	$(1.7)	Gain on derivatives not designated as hedges	$20.8
		Tax Benefit	0.4

Total	$—		$(1.3)		$20.0

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreements with certain of its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios related to its indebtedness. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement. At September 30, 2011, the Company was in compliance with its covenant provisions.

As of September 30, 2011, the fair value of derivatives is in a net liability position of $44.6 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 7). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended September 30,
	2010	2011

Net income	$12.1	$(2.3)
Foreign currency translation adjustment(1)	7.7	(5.9)
Amortization of accumulated other comprehensive income related to ineffective cash flow hedges (2)	1.2	1.3

Comprehensive income	21.0	(6.9)
Net income (loss) applicable to non-controlling interests	(0.1)	(0.2)

Comprehensive income attributable to DFC Global Corp.	$21.1	$(6.7)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains of $21.3 million and $8.2 million as of September 30, 2010 and 2011, respectively.
(2)	Net of $0.3 million and $0.4 million of tax for the three months ended September 30, 2010 and 2011, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $6.5 million at June 30, 2011, compared to $5.2 million of net unrealized losses on terminated cross-currency interest rate swaps at September 30, 2011.

9.	Income Taxes

Income Tax Provision

The provision for income taxes was $6.1 million for the three months ended September 30, 2010 compared to a provision of $10.8 million for the three months ended September 30, 2011. The Company’s effective tax rate was 33.5% for the three months ended September 30, 2010 and was 126.9% for the three months ended September 30, 2011. The increase in the effective tax rate for the three months ended September 30, 2011 as compared to the prior year was primarily a result of the tax treatment of the unrealized foreign currency exchange losses in Canada. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At September 30, 2011, the Company maintained deferred tax assets of $117.8 million, which is offset by a valuation allowance of $88.3 million, which represents a decrease of $3.2 million in the net deferred tax asset during the three months ended September 30, 2011. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
Foreign increase/(decrease)	(2.5)	0.7	(3.2)

Balance at September 30, 2011	$117.8	$88.3	$29.5

The $117.8 million in deferred tax assets consists of $44.9 million related to net operating losses and other temporary differences, $53.2 million related to foreign tax credits and $19.7 million in foreign deferred tax assets. At September 30, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $44.9 million, which reflects no change during the period. The net operating loss carry forward at both June 30, 2011 and September 30, 2011 was $78.2 million. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.2 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $19.7 million, which is offset by a valuation allowance of $0.8 million related to the Canadian cross-currency interest rate swaps.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2011, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At September 30, 2011, the Company had $14.0 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

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

Purported Canadian Class Actions

In 2003 and 2006, purported class actions were brought against NMM and Dollar Financial Group, Inc. in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from NMM in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans was usurious under Canadian federal law (the “Alberta Litigation”). The actions seek restitution and damages, including punitive damages. In April 2010, the plaintiffs in both actions indicated that they would proceed with their claims. Demands for arbitration were served on the plaintiff in each of the actions, and NMM has filed motions to enforce the arbitration clause and to stay the actions. To date, neither case has been certified as a class action. The Company intends to defend these actions vigorously.

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. The allegations in the action are substantially similar to those in the Alberta Litigation and, to date, the action has not been certified as a class action. If the action proceeds, NMM intends to seek a stay of the action on the grounds that the plaintiff entered into an arbitration and mediation agreement with NMM with respect to the matters which are the subject of this action. The Company intends to defend this action vigorously.

As of September 30, 2011, an aggregate of approximately CAD 39.6 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 24.3 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at September 30, 2011 and additional accruals may be required in the future.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In October 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and InstaLoans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. In late October 2010, the Cash Store abandoned its motion to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMMs’ attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defence to the action in May 2011, and no further action in the case has been taken by Cash Store. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

California Legal Proceeding

On April 26, 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. On October 12, 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii) to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. Effective October 19, 2011, the California Superior Court approved the settlement agreement, subject to the expiration of a 30-day appeal period. As of September 30, 2011, $3.9 million is included in the Company’s accrued liabilities relating to the settlement agreement.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment Information

The Company classifies its businesses into three reportable segments: Europe, Canada and United States Retail. These three reporting segments have been identified giving consideration to geographic area, products offered, regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable with in each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principle products and services may be offered in all of its geographic jurisdictions. The Europe reporting segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland, the Risicum Oyj (acquired in July 2011) Internet lending and telephony based loans business in Finland and Sweden and the Company’s businesses in Poland. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in Europe, Canada and United States Retail.

The primary service offerings of the Europe, Canada and United States Retail reportable segments are single-payment consumer loans, check cashing, money transfers, pawn loans and sales, gold sales and other ancillary services. As a result of the maturation level of the retail locations, mix of service offerings and diversity in the respective geographic regulatory environments, there are differences in each reporting segment’s profit margins.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended September 30, 2010
Total assets	$311.2	$524.3	$262.7	$149.7	$1,247.9
Goodwill and other intangibles, net	112.4	187.6	206.1	113.5	619.6
Sales to unaffiliated customers:
Consumer lending	34.9	41.4	15.7	—	92.0
Check cashing	7.7	17.8	9.8	—	35.3
Pawn service fees and sales	6.3	—	—	—	6.3
Money transfer fees	1.7	4.4	1.1	—	7.2
Gold sales	7.2	3.4	0.5	—	11.1
Other	6.0	6.9	2.9	6.5	22.3

Total sales to unaffiliated customers	63.8	73.9	30.0	6.5	174.2
Provision for loan losses	7.7	4.2	2.1	—	14.0
Depreciation and amortization	1.9	1.7	0.7	2.0	6.3
Interest expense, net	0.3	17.6	—	3.7	21.6
Unrealized foreign exchange (gain) loss	(0.1)	(15.2)	—	0.7	(14.6)
Loss on derivatives not designated as hedges	—	13.8	—	—	13.8
Provision for litigation settlements	—	0.1	—	0.1	0.2
Loss on store closings	—	—	0.1	0.1	0.2
Other expense (income), net	0.1	(0.4)	—	1.1	0.8
Income (loss) before income taxes	12.0	8.2	6.0	(8.0)	18.2
Income tax provision	4.0	1.5	0.6	—	6.1

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended September 30, 2011
Total assets	$835.9	$426.0	$263.8	$148.9	$1,674.6
Goodwill and other intangibles, net	390.1	220.1	206.1	105.9	922.2
Sales to unaffiliated customers:
Consumer lending	93.3	47.1	16.6	—	157.0
Check cashing	7.4	20.3	8.5	—	36.2
Pawn service fees and sales	20.8	—	—	—	20.8
Money transfer fees	2.5	5.8	1.3	—	9.6
Gold sales	10.7	3.8	1.4	—	15.9
Other	7.8	7.5	3.2	3.6	22.1

Total sales to unaffiliated customers	142.5	84.5	31.0	3.6	261.6
Provision for loan losses	23.9	5.2	2.7	—	31.8
Depreciation and amortization	6.7	2.6	0.6	2.1	12.0
Interest expense, net	4.6	17.7	—	2.2	24.5
Unrealized foreign exchange loss (gain)	0.4	42.3	(0.1)	(0.2)	42.4
Gain on derivatives not designated as hedges	—	(20.8)	—	—	(20.8)
Provision for litigation settlements	—	0.1	3.9	—	4.0
Loss on store closings	—	0.1	—	—	0.1
Other expense (income), net	0.6	(1.1)	—	0.6	0.1
Income (loss) before income taxes	24.9	(9.3)	2.7	(9.8)	8.5
Income tax provision	8.3	1.5	1.0	—	10.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Subsidiary Guarantor Financial Information

National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by DFC Global Corp. and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2011 and September 30, 2011 and the condensed consolidating statements of operations and cash flows for the three months ended September 30, 2010 and 2011 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets
Cash and cash equivalents	$—	$95.2	$23.2	$70.6	$—	$189.0
Consumer loans, net	—	35.7	23.2	103.0	—	161.9
Pawn loans	—	0.1	—	136.1	—	136.2
Loans in default, net	—	5.0	0.1	8.7	—	13.8
Other receivables	0.3	16.6	3.7	10.6	—	31.2
Prepaid expenses and other current assets	—	6.0	6.6	25.9	—	38.5

Total current assets	0.3	158.6	56.8	354.9	—	570.6
Deferred tax asset, net of valuation allowance	—	20.2	—	1.1	—	21.3
Intercompany receivables	392.7	148.0	—	—	(540.7)	—
Property and equipment, net	—	32.6	16.4	51.0	—	100.0
Goodwill and other intangibles	—	235.1	313.5	383.4	—	932.0
Debt issuance costs, net	1.1	16.0	1.6	2.3	—	21.0
Investment in subsidiaries	166.8	302.0	56.3	—	(525.1)	—
Other	—	0.7	17.1	0.1	—	17.9

Total Assets	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

Current Liabilities
Accounts payable	$0.6	$16.0	$12.8	$31.7	$—	$61.1
Income taxes payable	—	0.5	1.3	11.9	—	13.7
Accrued expenses and other liabilities	0.9	32.7	26.2	38.6	—	98.4
Debt due within one year	—	—	6.5	89.2	—	95.7

Total current liabilities	1.5	49.2	46.8	171.4	—	268.9
Fair value of derivatives	—	73.8	—	0.1	—	73.9
Long-term deferred tax liability	—	14.3	23.0	16.5	—	53.8
Long-term debt	131.6	597.0	—	46.6	—	775.2
Intercompany payables	—	—	214.0	326.7	(540.7)	—
Other non-current liabilities	—	38.8	18.3	7.3	—	64.4

Total liabilities	133.1	773.1	302.1	568.6	(540.7)	1,236.2

Total Dollar Financial Corp. stockholders’ equity	427.8	140.1	159.6	224.7	(525.1)	427.1
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	427.8	140.1	159.6	224.2	(525.1)	426.6

Total Liabilities and Stockholders’ Equity	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended September 30, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$17.7	$9.8	$7.8	$—	$35.3
Check cashing	—	41.4	15.7	34.9	—	92.0
Other	—	14.8	4.5	27.6	—	46.9

Total revenues	—	73.9	30.0	70.3	—	174.2

Operating expenses:
Salaries and benefits	—	15.1	11.3	14.3	—	40.7
Provision for loan losses	—	4.3	2.0	7.7	—	14.0
Occupancy	—	4.4	3.2	4.0	—	11.6
Purchased gold costs	—	2.1	0.3	5.3	—	7.7
Depreciation	—	1.4	0.7	1.5	—	3.6
Other	—	9.7	5.4	13.2	—	28.3

Total operating expenses	—	37.0	22.9	46.0	—	105.9

Operating margin	—	36.9	7.1	24.3	—	68.3

Corporate and other expenses:
Corporate expenses	—	5.9	15.0	4.5	—	25.4
Intercompany charges	—	6.5	(9.8)	3.3	—	—
Other depreciation and amortization	—	0.3	0.5	1.9	—	2.7
Interest expense, net	3.3	17.7	0.3	0.3	—	21.6
Unrealized foreign exchange (gain) loss	—	(15.2)	0.7	(0.1)	—	(14.6)
Loss on derivatives not designated as hedges	—	13.8	—	—	—	13.8
Provision for litigation settlements	—	0.1	0.1	—	—	0.2
Loss on store closings	—	—	0.2	—	—	0.2
Other expense, net	—	—	0.7	0.1	—	0.8

(Loss) income before income taxes	(3.3)	7.8	(0.6)	14.3	—	18.2
Income tax provision	—	1.5	0.6	4.0	—	6.1

Net (loss) income	(3.3)	6.3	(1.2)	10.3	—	12.1
Less: Net loss attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Equity in net income (loss) of subsidiaries:
National Money Mart Company	6.3	—	—	—	(6.3)	—
Guarantors	(1.2)	—	—	—	1.2	—
Non-guarantors	10.4	—	—	—	(10.4)	—

Net income (loss) attributable to DFC Global Corp.	$12.2	$6.3	$(1.2)	$10.4	$(15.5)	$12.2

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Three Months Ended September 30, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:

Net income (loss)	$12.2	$6.3	$(1.2)	$10.3	$(15.5)	$12.1

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(15.5)	—	—	—	15.5	—
Depreciation and amortization	0.1	2.3	1.4	3.4	—	7.2
Change in fair value of derivatives not designated as hedges	—	9.5	—	—		9.5
Provision for loan losses	—	4.3	2.0	7.7	—	14.0
Non-cash stock compensation	1.2	—	—	—	—	1.2
Losses on disposal of fixed assets	—	—	0.3	—	—	0.3
Unrealized foreign exchange (gain) loss	—	(15.2)	0.7	(0.1)	—	(14.6)
Deferred tax provision	—	0.4	1.3	0.4	—	2.1
Accretion of debt discount and deferred issuance costs	2.0	1.6	—	—	—	3.6
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in loans and other receivables	—	(6.5)	(4.4)	(13.1)	2.9	(21.1)
Increase in prepaid expenses and other	—	(0.8)	(2.8)	(0.3)	(2.9)	(6.8)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.3	(10.2)	(7.5)	(9.5)	—	(25.9)

Net cash provided by (used in) operating activities	1.3	(8.3)	(10.2)	(1.2)	—	(18.4)
Cash flows from investing activities:
Acquisitions, net cash acquired	—	—	—	(0.4)	—	(0.4)
Additions to property and equipment	—	(1.9)	(1.2)	(6.3)	—	(9.4)
Net (increase) decrease in due from affiliates	(5.8)	1.2	1.3	3.3	—	—

Net cash (used in) provided by investing activities	(5.8)	(0.7)	0.1	(3.4)	—	(9.8)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.2	—	—	—	—	0.2
Net increase in revolving credit facilities	—	—	14.3	—	—	14.3
Payment of debt issuance and other costs	—	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	0.2	(0.1)	14.3	—	—	14.4
Effect of exchange rate changes on cash and cash equivalents	—	6.4	—	2.4	—	8.8

Net (decrease) increase in cash and cash equivalents	(4.3)	(2.7)	4.2	(2.2)	—	(5.0)
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$1.1	$215.9	$22.5	$46.8	$—	$286.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

September 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$0.7	$84.1	31.0	80.7	—	$196.5
Consumer loans, net	—	34.2	22.2	115.2	—	171.6
Pawn loans, net	—	0.2	—	136.8	—	137.0
Loans in default, net	—	5.0	(0.1)	19.3	—	24.2
Other receivables	0.3	9.4	3.6	13.4	—	26.7
Prepaid expenses and other current assets	—	5.7	7.8	27.0	—	40.5

Total current assets	1.0	138.6	64.5	392.4	—	596.5
Deferred tax asset, net of valuation allowance	—	17.9	—	1.0	—	18.9
Intercompany receivables	393.6	157.7	—	—	(551.3)	—
Property and equipment, net	—	30.4	18.9	51.1	—	100.4
Goodwill and other intangibles	—	220.1	312.0	390.1	—	922.2
Debt issuance costs, net	1.0	14.1	1.6	2.0	—	18.7
Investment in subsidiaries	163.6	310.1	62.8	—	(536.5)	—
Other	—	0.8	17.0	0.1	—	17.9

Total Assets	$559.2	$889.7	$476.8	$836.7	$(1,087.8)	$1,674.6

Current Liabilities
Accounts payable	$0.5	$14.5	14.9	16.0	—	$45.9
Income taxes payable	—	—	0.9	12.9	—	13.8
Accrued expenses and other liabilities	2.1	40.6	24.3	35.1	—	102.1
Debt due within one year	—	—	17.5	150.8	—	168.3
Current deferred tax liability	—	—	—	2.1	—	2.1

Total current liabilities	2.6	55.1	57.6	216.9	—	332.2
Fair value of derivatives	—	43.9	—	0.3	—	44.2
Long-term deferred tax liability	—	10.2	24.5	17.6	—	52.3
Long-term debt	133.8	597.1	—	35.2	—	766.1
Intercompany payables	—	—	217.7	333.6	(551.3)	—
Other non-current liabilities	—	31.1	20.0	6.6	—	57.7

Total liabilities	136.4	737.4	319.8	610.2	(551.3)	1,252.5

Total DFC Global Corp. stockholders’ equity	422.8	152.3	157.0	227.2	(536.5)	422.8
Non-controlling interest	—	—	—	(0.7)	—	(0.7)

Total stockholders’ equity	422.8	152.3	157.0	226.5	(536.5)	422.1

Total Liabilities and Stockholders’ Equity	$559.2	$889.7	$476.8	$836.7	$(1,087.8)	$1,674.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended September 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$47.1	$16.6	$93.3	$—	$157.0
Check cashing	—	20.3	8.5	7.4	—	36.2
Other	—	17.1	9.5	41.8	—	68.4

Total revenues	—	84.5	34.6	142.5	—	261.6

Operating expenses:
Salaries and benefits	—	16.8	12.5	24.5	—	53.8
Provision for loan losses	—	5.2	2.7	23.9	—	31.8
Occupancy	—	5.3	3.3	6.4	—	15.0
Purchased gold costs	—	2.1	0.8	9.2	—	12.1
Depreciation	—	1.8	0.7	3.1	—	5.6
Other	—	10.9	5.7	30.4	—	47.0

Total operating expenses	—	42.1	25.7	97.5	—	165.3

Operating margin	—	42.4	8.9	45.0	—	96.3

Corporate and other expenses:
Corporate expenses	—	5.7	19.3	6.1	—	31.1
Intercompany charges	—	7.0	(12.1)	5.1	—	—
Other depreciation and amortization	—	0.7	2.1	3.6	—	6.4
Interest expense, net	3.5	17.8	(1.3)	4.5	—	24.5
Unrealized foreign exchange loss (gain)	—	42.3	(0.3)	0.4	—	42.4
Gain on derivatives not designated as hedges	—	(20.8)	—	—	—	(20.8)
Provision for litigation settlements	—	0.1	3.9	—	—	4.0
Loss on store closings	—	0.1	—	—	—	0.1
Other (income) expense, net	—	(0.3)	(0.1)	0.5	—	0.1

(Loss) income before income taxes	(3.5)	(10.2)	(2.6)	24.8	—	8.5
Income tax provision	—	1.5	1.0	8.3	—	10.8

Net (loss) income	(3.5)	(11.7)	(3.6)	16.5	—	(2.3)

Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	(11.7)	—	—	—	11.7	—
Guarantors	(3.6)	—	—	—	3.6	—
Non-guarantors	16.7	—	—	—	(16.7)	—

Net income (loss) attributable to DFC Global Corp.	$(2.1)	$(11.7)	$(3.6)	$16.7	$(1.4)	$(2.1)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Three Months Ended September 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2.1)	$(11.7)	$(3.6)	$16.5	$(1.4)	$(2.3)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(1.4)	—	—	—	1.4	—
Depreciation and amortization	—	3.2	3.0	7.1	—	13.3
Change in fair value of derivative not designated as a hedge	—	(25.5)	—	0.2	—	(25.3)
Provision for loan losses	—	5.2	2.7	23.9	—	31.8
Non-cash stock compensation	1.0	—	—	—	—	1.0
Unrealized foreign exchange loss (gain)	—	42.3	(0.3)	0.4	—	42.4
Deferred tax (benefit) provision	—	(2.8)	1.4	2.3	—	0.9
Accretion of debt discount and deferred issuance costs	2.2	1.7	—	0.1	—	4.0
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	—	0.2	(1.4)	(42.1)	—	(43.3)
Increase in prepaid expenses and other	—	(0.4)	(1.4)	(1.9)	—	(3.7)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.6	0.2	(3.3)	8.6	—	6.1

Net cash provided by (used in) operating activities	0.3	12.4	(2.9)	15.1	—	24.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2.6)	—	(61.8)	—	(64.4)
Additions to property and equipment	—	(3.4)	(4.0)	(6.8)	—	(14.2)
Net (increase) decrease in due from affiliates	(0.9)	(9.7)	3.7	6.9	—	—

Net cash (used in) provided by investing activities	(0.9)	(15.7)	(0.3)	(61.7)	—	(78.6)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1.5	—	—	—	—	1.5
Net increase in revolving credit facilities	—	—	11.0	59.4	—	70.4
Payment of debt issuance and other costs	(0.2)	0.1	—	—	—	(0.1)

Net cash used in financing activities	1.3	0.1	11.0	59.4	—	71.8

Effect of exchange rate changes on cash and cash equivalents	—	(7.9)	—	(2.7)	—	(10.6)

Net increase (decrease) in cash and cash equivalents	0.7	(11.1)	7.8	10.1	—	7.5

Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.7	$84.1	$31.0	$80.7	$—	$196.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K our fiscal year ended June 30, 2011.

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

Executive Summary

Overview

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. Through our nearly 1,300 retail storefront locations, Internet websites and mobile phone and other remote platforms, we provide a variety of consumer financial products and services in seven countries across North America and Europe —the United Kingdom, Canada, the United States, Sweden, Finland, Poland and the Republic of Ireland.

Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. As a result of our acquisition of Sefina Finance AB, we believe that we are also the largest pawn lender in each of Sweden and Finland and, together with our existing pawn operation in the United Kingdom, we believe we are the largest pawn lender in Europe. At September 30, 2011, our global retail operations consisted of 1,285 retail storefront locations, of which 1,219 are company-owned financial services stores, operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and Paydayloan brand names, and in Finland and Sweden primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®.

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

During the three months ended September 30, 2011, nearly 40% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing, foreign exchange and fee-based income generated from the MILES program.

We manage our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Our Dealers’ Financial Services, LLC subsidiary, which we operate independently of our other businesses, is included in Other.

Since July 1, 2010, we have acquired six businesses with an aggregate purchase price of approximately $333 million. This includes our December 31, 2010 acquisition of Sefina, with a purchase price of approximately $90.6 million, including contingent consideration, our April 1, 2011 acquisition of Purpose U.K. Holdings Limited (MEM), for which we paid a purchase price of approximately $195.0 million and our July 6, 2011 purchase of Risicum Oyj, for which we paid a purchase price of approximately $46.5 million.

Recent Events

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

On August 24, 2011, we announced that we changed our name to DFC Global Corp. We will continue to trade on the NASDAQ stock market under the ticker symbol “DLLR”.

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

Management believes there have been no significant changes during the three months ended September 30, 2011, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended September 30,
	2010		2011
	(Dollars in thousands, except per share amounts)
Total revenues:
Consumer lending	$91,997	52.8%	$157,002	60.0%
Check cashing	35,264	20.2%	36,165	13.8%
Pawn service fees and sales	6,262	3.6%	20,797	8.0%
Money transfer fees	7,246	4.2%	9,609	3.7%
Gold sales	11,115	6.4%	15,889	6.1%
Other	22,332	12.8%	22,132	8.4%

Total consolidated revenues	174,216	100.0%	261,594	100.0%

Operating expenses:
Salaries and benefits	40,650	23.3%	53,785	20.6%
Provision for loan losses	13,967	8.0%	31,750	12.1%
Occupancy	11,567	6.6%	15,047	5.8%
Purchased gold costs	7,698	4.4%	12,087	4.6%
Depreciation	3,601	2.1%	5,631	2.2%
Other	28,408	16.4%	46,981	17.9%

Total operating expenses	105,891	60.8%	165,281	63.2%

Operating margin	68,325	39.2%	96,313	36.8%

Corporate expenses	25,426	14.6%	31,070	11.9%
Other depreciation and amortization	2,699	1.5%	6,425	2.5%
Interest expense, net	21,574	12.4%	24,452	9.3%
Unrealized foreign exchange (gain) loss	(14,612)	(8.4)%	42,447	16.2%

Loss (gain) on derivatives not designated as hedges	13,821	7.9%	(20,844)	(8.0)%
Provision for litigation settlements	197	0.1%	3,978	1.5%
Loss on store closings	170	0.1%	150	0.1%
Other expense, net	878	0.6%	122	0.1%

Income before income taxes	18,172	10.4%	8,513	3.2%
Income tax provision	6,105	3.5%	10,804	4.1%

Net income (loss)	12,067	6.9%	(2,291)	(0.9)%

Less: Net loss attributable to non-controlling interests	(157)	(0.1)%	(150)	(0.1)%

Net income (loss) attributable to DFC Global Corp.	$12,224	7.0%	$(2,141)	(0.8)%

Net income (loss) per share attributable to DFC Global Corp.:

Basic	$0.34		$(0.05)
Diluted	$0.33		$(0.05)

Constant Currency Analysis

We maintain operations in Canada, Europe and the United States. Over 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended September 30, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 1.0203 and 1.6099, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended September 30, 2011 were 0.9625 and 1.5513, respectively, which represents the average exchange rates used to translate the results for the three months ended September 30, 2010.

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

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenues

Total revenues for the three months ended September 30, 2011 increased by $87.4 million, or 50.2%, as compared to the three months ended September 30, 2010. The impact of foreign currency accounted for $10.9 million of the revenue increase with an additional increase of $61.1 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $15.3 million, or 8.8%. The increase was primarily the result of a $17.6 million increase in revenues in Europe, primarily related to consumer lending and pawn service fees and sales, partially offset by a $2.9 million decrease in DFS revenues.

Consolidated fees from consumer lending were $157.0 million for the three months ended September 30, 2011 compared to $92.0 million for the year earlier period, an increase of $65.0 million or 70.7%. The impact of foreign currency fluctuations accounted for an increase of approximately $6.5 million and the impact of new stores and acquisitions was an increase of $43.9 million, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $14.6 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $12.8 million, $0.9 million and $0.9 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue increased $0.9 million, or 2.6%, for the three months ended September 30, 2011 compared to the prior year period. There was an increase of approximately $1.4 million related to foreign exchange rates and increases from new stores and acquisitions of $3.1 million. The remaining check cashing revenues were down $3.6 million, or 10.1%, for the three months ended September 30, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues declined 13.9% in Europe, 7.2% in Canada and 12.5% in United States Retail. There was a decline of 4.5% in the number of checks cashed for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business.

Pawn service fees were $20.8 million for the three months ended September 30, 2011, representing an increase of $14.5 million, or 232.1%, compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of $1.3 million and increases of approximately $9.3 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $3.9 million, or 62.3%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the three months ended September 30, 2011, money transfer fees, gold sales and all other revenues increased by $6.9 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $0.4 million, or 1.0%, for the three months ended September 30, 2011 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $165.3 million for the three months ended September 30, 2011 compared to $105.9 million for the three months ended September 30, 2010, an increase of $59.4 million or 56.1%. The impact of foreign currency fluctuations accounted for an increase of $6.5 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $42.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $10.2 million as compared to the prior year. For the three months ended September 30, 2011, total operating expenses increased to 63.2% of total revenue as compared to 60.8% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.2%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 20.2% for the three months ended September 30, 2011 compared to 15.2% for the three months ended September 30, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandanavia, which typically carry higher loan losses, but lower overall operating costs than our store based business.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $10.8 million and $0.5 million, respectively, and decreased by $0.8 million in Canada. The increase in operating expenses in Europe reflects an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs, as well as decreased professional fees.

Corporate Expenses

Corporate expenses were $31.1 million for the three months ended September 30, 2011 compared to $25.4 million for the three months ended September 30, 2010, or an increase of $5.7 million. The increase is consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $6.4 million for the three months ended September 30, 2011 compared to $2.7 million for the three months ended September 30, 2010. The increase of $3.7 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights.

Interest Expense

Interest expense, net was $24.5 million for the three months ended September 30, 2011 compared to $21.6 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions, as well as interest expense on debt assumed as part of the Sefina acquisition. Included in the interest expense for the three months ended September 30, 2011 is approximately $5.1 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $4.5 million for the three months ended September 30, 2010, an increase of approximately $0.6 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2010 with the proceeds from our $600.0 million senior note offering completed in December 2010, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.7 million non-cash interest charge for the three months ended September 30, 2011 as compared to a charge of approximately $1.6 million for the three months ended September 30, 2010.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange loss of $42.4 million for the three months ended September 30, 2011 is due primarily to the unrealized foreign exchange losses associated with our $600 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our 2006 credit agreement leaving only the Canadian subsidiary’s $600 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain of $14.6 million for the three months ended September 30, 2010 is due primarily to the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The gain on derivatives not designated as hedges was $20.8 million for the three months ended September 30, 2011, compared to a loss of $13.8 million for the three months ended September 30, 2010. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

Provision for Litigation Settlements

The provision for litigation settlements during the three months ended September 30, 2011 was $4.0 million and primarily related to the settlement of litigation in California.

Other (Income) Expense

During the three months ended September 30, 2011, we recorded net other expenses of approximately $0.1 million, due to acquisition-related activities of $1.1 million, offset by other income items of $1.0 million.

During the three months ended September 30, 2010, we recorded other expenses of approximately $0.9 million. The primary elements of these expenses were $0.1 million in income associated with our activities to hedge foreign currency risks in the operating results of Canada and Europe and approximately $1.0 million in expenses related to acquisition-related activities.

Income Tax Provision

The provision for income taxes was $6.1 million for the three months ended September 30, 2010 compared to a provision of $10.8 million for the three months ended September 30, 2011. Our effective tax rate was 33.5% for the three months ended September 30, 2010 and was 126.9% for the three months ended September 30, 2011. The increase in the effective tax rate for the three months ended September 30, 2011 as compared to the prior year was primarily a result of the tax treatment of the unrealized foreign currency exchange losses in Canada. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At September 30, 2011, we maintained deferred tax assets of $117.8 million, which is offset by a valuation allowance of $88.3 million, which represents a decrease of $3.2 million in the net deferred tax asset during the three months ended September 30, 2011. The change for the period in our deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
Foreign increase/(decrease)	(2.5)	0.7	(3.2)

Balance at September 30, 2011	$117.8	$88.3	$29.5

The $117.8 million in deferred tax assets consists of $44.9 million related to net operating losses and other temporary differences, $53.2 million related to foreign tax credits and $19.7 million in foreign deferred tax assets. At September 30, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $44.9 million, which reflects no change during the period. The net operating loss carry forward at both June 30, 2011 and September 30, 2011 was $78.2 million. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.2 million. Additionally, we maintain foreign deferred tax assets in the amount of $19.7 million, which is offset by a valuation allowance of $0.8 million related to the Canadian cross-currency interest rate swaps.

At June 30, 2011, we had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At September 30, 2011, we had $14.0 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States, United Kingdom and Canada.

Review of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

	Three Months Ended September 30,		% Inc/Dec - Margin
	2010	2011	Change
	(Dollars in thousands)
Europe revenues:
Consumer lending	$34,883	$93,305	167.5%
Check cashing	7,750	7,365	(5.0)%
Pawn service fees and sales	6,259	20,785	232.1%
Money transfer fees	1,687	2,533	50.1%
Gold sales	7,245	10,705	47.8%
Other	5,965	7,804	30.8%

Total Europe revenues	$63,789	$142,497	123.4%
Operating margin	32.2%	31.6%	(0.6 pts. )

Canada revenues:
Consumer lending	$41,429	$47,085	13.7%
Check cashing	17,754	20,263	14.1%
Pawn service fees and sales	2	12	N/M
Money transfer fees	4,429	5,794	30.8%
Gold sales	3,416	3,777	10.6%
Other	6,897	7,565	9.7%

Total Canada revenues	$73,927	$84,496	14.3%
Operating margin	49.9%	50.2%	0.3 pts.

United States Retail revenues:
Consumer lending	$15,685	$16,612	5.9%
Check cashing	9,760	8,537	(12.5)%
Money transfer fees	1,130	1,282	13.5%
Gold sales	455	1,407	209.2%
Other	2,931	3,129	6.8%

Total United States Retail revenues	$29,961	$30,967	3.4%
Operating margin	23.4%	24.0%	0.6 pts.

Other revenues:
Other	6,539	3,634	(44.4)%

Total Other revenues	$6,539	$3,634	(44.4)%
Operating margin	60.4%	38.9%	(21.5 pts. )

Total revenue	$174,216	$261,594	50.2%

Operating margin	$68,325	$96,313	41.0%

Operating margin %	39.2%	36.8%	(2.4 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended September 30,
	Revenue		Pre-Tax Income
	2010	2011	2010		2011

Europe	36.6%	54.5%	67.5	%(1)	74.4	%(4)

Canada	42.4%	32.3%	39.1	%(2)	35.9	%(5)

United States Retail	17.2%	11.8%	34.5%		19.1	%(6)

Other	3.8%	1.4%	(41.1	)%(3)	(29.4	)%(7)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $0.1 million of unrealized foreign exchange gains.
(2)	Excludes $15.2 million of unrealized foreign exchange gains, $13.8 million of losses on derivatives not designated as hedges and $0.1 million of provisions for litigation settlements.

(3)	Excludes $0.7 million of unrealized foreign exchange losses and $0.1 million of provisions for litigation settlements.
(4)	Excludes $0.4 million of unrealized foreign exchange losses.
(5)	Excludes $42.3 million of unrealized foreign exchange losses, $20.8 million of gains on derivatives not designated as hedges and $0.1 million of provisions for litigation settlements.
(6)	Excludes $0.1 million of unrealized foreign exchange gains and $3.9 million provisions for litigation settlements.
(7)	Excludes $0.2 million of unrealized foreign exchange gains.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Europe

Total revenues in Europe were $142.5 million for the three months ended September 30, 2011, compared to $63.8 million for the year earlier period, an increase of $78.7 million or 123.4%. The MEM, Sefina and Risicum acquisitions contributed $51.8 million of revenue for the three months ended September 30, 2011. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $17.6 million, or 27.6%. Consumer lending and pawn service fees were up by $12.8 million and $3.9 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $2.0 million as a result of increases in gold sales, money transfer fees and foreign exchange product sales. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $1.1 million, or 13.9% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $54.2 million, or 125.4%, from $43.2 million for the three months ended September 30, 2010 as compared to $97.5 million for the current three month period. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $10.8 million or 25.0%. There was an increase of 3.6 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended September 30, 2010 was 22.0% while for the current year, the rate increased to 25.6%. On a constant currency basis, the operating margin percentage in Europe decreased from 32.2% for the three months ended September 30, 2010 to 31.6% for the current year primarily due to the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending. We employ a variety of media to advertise the products and services that we offer in our financial services stores and Internet sales channel, including point of purchase and in-store promotions, mass media campaigns including television and radio advertisements, and electronic media costs such as text messaging, e-mail campaigns, search engine marketing and web site marketing. Advertising expense also includes lead generation costs paid to online companies in exchange for providing leads to potential customers interested in using the products and services we offer.

The pre-tax income in Europe was $24.9 million for the three months ended September 30, 2011 compared to 12.0 million for the prior year, an increase of $12.9 million – on a constant currency basis, the increase was $11.8 million. In addition to increased operating margins of $22.5 million, pre-tax income was negatively impacted by increased interest expense of $4.0 million, increased amortization expense of $3.0 million and increased net corporate expenses of $2.8 million.

Canada

Total revenues in Canada were $84.5 million for the three months ended September 30, 2011, an increase of 14.3%, or $10.6 million, as compared to the three months ended September 30, 2010. The impact of foreign currency rates and new stores and acquisitions accounted for $4.8 million and $6.2 million of this increase, respectively. Consumer lending revenues in Canada increased by $3.0 million or 7.2% (on a constant currency basis) for the three months ended September 30, 2011 as compared to the prior year, reflecting new customer growth from our television advertising campaigns designed to highlight our competitive pricing advantage to customers, and the acquisition of franchisee stores. Check cashing revenues increased $1.4 million in Canada due to increases in the number of checks and the total value of checks cashed, up by 8.1% and 10.4%, respectively (also on a constant currency basis), primarily related to the acquired franchisee stores.

Operating expenses in Canada increased $5.0 million, or 13.5%, from $37.1 million for the three months ended September 30, 2010 to $42.1 million for the three months ended September 30, 2011. The impacts of changes in foreign currency rates resulted in an increase of $2.4 million. The constant currency increase of approximately $2.6 million is primarily related to an increase in salary and benefits costs, the provision for loan losses and occupancy costs primarily associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 0.9 pts from 10.2% to 11.1%. Overall Canada’s operating margin percentage increased from 49.9% for the three months ended September 30, 2010 to 50.2% for the three months ended September 30, 2011. The increase in this area is primarily the result of increased revenue and reduced salaries and benefits costs.

Canada pre-tax loss was $9.3 million for the three months ended September 30, 2011 compared to pre-tax income of $8.2 million for the prior year, a decrease of $17.5 million. On a constant currency basis, the pre-tax loss was also $9.3 million. On a constant currency basis, the positive impacts of increased operating margins of $3.2 million, a non-cash valuation gain of $34.1 million on the cross currency interest rate swaps, reduced interest expense of $0.9 million and reduced corporate expenses of $0.5 million, were offset by an unrealized foreign exchange loss of $56.3 million related to our senior notes. The amount of unrealized foreign exchange gains/losses is based on exchange rates as of the end of the reporting period (in this case September 30, 2011) and is subject the volatility of daily foreign exchange rate fluctuations.

United States Retail

Total United States Retail revenues were $31.0 million for the three months ended September 30, 2011 compared to $30.0 million for the three months ended September 30, 2010, an increase of $1.0 million or 3.4%. From a product perspective, this increase is primarily related to increases of $0.9 million and $1.0 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $1.2 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail increased to 24.0% for the three months ended September 30, 2011, compared to 23.4% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs.

United States Retail pre-tax profit was $2.7 million for the three months ended September 30, 2011 compared to $6.1 million for the prior year. The decrease was primarily the result of a $3.9 million provision for litigation settlements.

Other

Included in Other are DFS revenues of $3.6 million for the three months ended September 30, 2011, compared to $6.5 million for the three months ended September 30, 2010, a decrease of $2.9 million or 44.1%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Iraq, Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options. We further enhanced our internet and local media advertising campaign programs during the quarter which is intended to increase product awareness amongst the enlisted personnel at the military bases we serve.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing, consumer and pawn lending and other operating and acquisition activities. For the three months ended September 30, 2011, cash and cash equivalents increased $7.5 million, which is net of a $10.6 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.

Consumer loans, net increased by $9.7 million to $171.6 million at September 30, 2011 from $161.9 million at June 30, 2011. Consumer loans, gross increased by $11.4 million and the related allowance for loan losses increased by $1.7 million. The primary factor for the increase in consolidated consumer loans balances is related to our acquisition of Risicum in July of 2011. On a segment basis, the Europe business unit showed an increase in its consumer loans, gross balances of $13.7 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $18.5 million. As noted, the increase in the Europe consumer loans balances was primarily the result of the Risicum acquisition, with the remaining increase spread relatively evenly over the legacy loan products and internet loan business. The Canadian business unit showed a decrease in their consumer loans, gross balances of $1.3 million. On a constant currency basis, the Canadian business had an increase in consumer loans, gross balances of $1.4 million. The United States Retail business had a decrease of $1.0 million in their consumer loans, gross balances.

In constant dollars, the allowance for loan losses increased by $2.6 million and increased as a percentage of the outstanding principal balance to 9.0% at September 30, 2011 from 8.5% at June 30, 2011. The following factors impacted this area:

•

In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 11.9% at June 30, 2011 to 12.0% at September 30, 2011, primarily as a result of higher loss reserves applied to our legacy and internet loan business, partially offset by lower loss reserves applied to the recently acquired Risicum consumer loan portfolio. The impact of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding has increased from 1.6% at June 30, 2011 to 2.2% at September 30, 2011.

•	The ratio of the allowance for loan losses related to United States Retail short-term consumer loans increased slightly from 1.8% at June 30, 2011 to 1.9% at September 30, 2011.

Liquidity and Capital Resources

Historically, our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt and equity securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund company originated consumer loans and pawn loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.

Net cash provided by operating activities was $24.9 million for the three months ended September 30, 2011, compared to net cash used in operating activities of $18.4 million for the three months ended September 30, 2010. The increase in net cash from operations was primarily the result of the growth in revenue and operating margin, as well as reduced payments related to settled Canadian class action litigation, partially offset by an increase in the loans receivable portfolio.

Net cash used in investing activities was $78.6 million for the three months ended September 30, 2011, compared to $9.8 million for the three months ended September 30, 2010. Our investing activities primarily related to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. During the three months ended September 30, 2011, we made capital expenditures of $14.2 million and acquisitions of $64.4 million. During the three months ended September 30, 2010, we made capital expenditures of $9.4 million and acquisitions of $0.4 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $55.0 million during our fiscal year ending June 30, 2012.

Net cash provided by financing activities was $71.8 million for the three months ended September 30, 2011, compared to $14.4 million for the three months ended September 30, 2010. The cash provided by financing activities during the three months ended September 30, 2011 was primarily a result of a net drawdown on our revolving credit facilities of $70.4 million to finance acquisitions during the quarter, and from the proceeds from stock options exercised. The cash provided by financing activities during the three months ended September 30, 2010 was primarily a result of a net drawdown on our revolving credit facilities of $14.3 million and the proceeds from stock options exercised.

Senior Secured Credit Facility On March 3, 2011, we replaced our legacy credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility, with the potential to further increase our available borrowings under the facility to $250.0 million. Availability under the global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S. and Canadian operations, our U.K.-based retail and Payday Express online operations, and our U.K. retail store-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.

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

As of September 30, 2011, there was $134.6 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit agreement contains customary covenants, representations and warranties and events of default. As of September 30, 2011, we were in compliance with all such covenants.

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

Outstanding amounts under the amended and restated credit agreement that were owed to lenders which consented to an extended maturity date received an annual interest spread of 500 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid. Lenders under the 2006 credit agreement that did not consent to the extended maturity in 2009 received an annual interest spread of 375 basis points with a minimum 2.0% LIBOR (or LIBOR equivalent) floor and, in the case of the revolving loans, based on a leverage based pricing grid.

We repaid all then outstanding balances under the amended 2006 credit facility immediately prior to its termination on March 3, 2011, in connection with the execution of our new 2011 senior secured credit facility relating to our global revolving credit facility.

Scandinavian Credit Facilities As a result of the December 2010 acquisition of Sefina, we assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($35.2 million at September 30, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.35% at September 30, 2011). Also with the same Scandinavian bank, we assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. As of September 30, 2011, SEK 17.0 million ($2.5 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.45% at September 30, 2011). We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.9 million ($22.8 million) was outstanding as of September 30, 2011 at a rate of Euribor plus 195 basis points (3.33% at September 30, 2011).

Other Debt Other debt consists of $8.3 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.8 million revolving loan and a $5.5 million term loan.

Long-Term Debt As of September 30, 2011, our long term debt consisted of $597.1 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company, $41.4 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes, $92.5 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes and $35.2 million of borrowings under Sefina’s revolving credit facility and bank loans which we assumed in the acquisition.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2011, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facilities	$134.6	$134.6	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8	(1)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0	(2)
Scandinavian credit facilities	60.5	25.3	27.1	8.1
Other Notes Payable	8.3	8.3	—	—	—
Obligations under Litigation Settlement Agreements Payable in Cash	15.4	15.4	—	—	—
Operating lease obligations (3)	234.0	49.1	77.5	52.4	55.0

Total contractual cash obligations (4) (5)	$1,217.6	$232.7	$104.6	$60.5	$819.8

(1)	Holders have the right to require DFC to purchase all or a portion of the Notes on December 31, 2012 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require DFC to purchase all or a portion of the Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.
(4)	Excluded from the table is approximately $16.4 million of contingent acquisition payments that are dependent on the operating performance of Sefina.
(5)	Excluded from the table are any potential payments on our cross-currency interest rate swaps which expire in October 2012, as these payments are not fixed and determinable.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We adopted ASU 2010-29 on July 1, 2011. ASU 2010-29 concerns disclosures only and did not have a material impact on our financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. This standard update amends Topic 350 to give entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Since ASU 2011-08 only impacts whether or not to perform the two-step impairment test, it will not have a material impact on our financial position or results of operations.

DFC GLOBAL CORP.

SUPPLEMENTAL STATISTICAL DATA

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in millions):

	Three Months Ended September 30,
	2010	2011

U.S. company-funded consumer loan originations	$123.3	$131.5
Canadian company-funded consumer loan originations	212.3	241.9	(1)
U.K. company-funded consumer loan originations	152.4	348.1	(2)
Poland company-funded consumer loan originations.	3.8	4.6	(3)
Risicum company-funded consumer loan origination	—	30.5	(4)

Total company-funded consumer loan originations	$491.8	$756.6

U.S. company-funded consumer loan revenues	$15.7	$16.6
Canadian company-funded consumer loan revenues	41.4	47.1
U.K. company-funded consumer loan revenues	32.9	82.3
Poland company-funded consumer loan revenues	2.0	2.7
Risicum company-funded consumer loan revenue	—	8.3

Total consumer lending revenues, net	$92.0	$157.0

Gross charge-offs of company-funded consumer loans	$48.7	$75.2
Recoveries of company-funded consumer loans	(39.1)	(61.3)

Net charge-offs on company-funded consumer loans	$9.6	$13.9

Gross charge-offs of company-funded consumer loans as a percentage of total company-funded consumer loan originations	9.9%	9.9%

Recoveries of company-funded consumer loans as a percentage of total company-funded consumer loan originations	7.9%	8.1%

Net charge-offs on company-funded consumer loans as a percentage of total company-funded consumer loan originations	2.0%	1.8%

(1)	Net of a $13.6 million increase as a result of the impact of exchange rates for the three months ended September 30, 2011.
(2)	Net of a $12.6 million increase as a result of the impact of exchange rates for the three months September 30, 2011.
(3)	Net of a $0.2 million increase as a result of the impact of exchange rates for the three September 30, 2011.
(4)	Risicum was acquired in July 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Put Options

Operations in Canada and Europe have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in Canada and Europe against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At September 30, 2011, we did not hold any put options. Historically we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates.

Canada operations (exclusive of unrealized foreign exchange loss of $42.3 million, provision for litigation settlements of $0.1 million, gain on derivatives not designated as hedges of $20.8 million, and loss on store closings of $0.1 million) accounted for approximately 35.9% of consolidated pre-tax earnings for the three months ended September 30, 2011 and 38.5% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $15.2 million, loss on derivatives not designated as hedges of $13.8 million, and provision for litigation settlements of $0.1 million) for the three months ended September 30, 2010. Europe operations (exclusive of unrealized foreign exchange loss of $0.4 million) accounted for approximately 74.1% of consolidated pre-tax earnings for the three months ended September 30, 2011 and 66.3% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gain of $0.1 million) for the three months ended September 30, 2010. U.S. operations (exclusive of unrealized foreign exchange gain of $0.3 million, provision for litigation settlements of $3.9 million and loss on store closings of $0.1 million) accounted for approximately (10.0)% of consolidated pre-tax earnings for the three months ended September 30, 2011 and (4.8)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $0.7 million, provision for litigation settlements of $0.1 million, and loss on store closings of $0.3 million) for the three months ended September 30, 2010. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $8.2 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange loss of $42.7 million, gain on derivatives not designated as hedges of $20.8 million, provision for litigation settlements of $0.1 million, and loss on store closings of $0.1 million) by approximately $3.8 million for the three months ended September 30, 2011 and $1.9 million (exclusive of the unrealized foreign exchange gain of $15.3 million, loss on derivatives not designated as hedges of $13.8 million, and provision for litigation settlements of $0.1 million) for the three months ended September 30, 2010. This impact represents 11.0% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2011 and 10.5% of our consolidated foreign pre-tax earnings for the three months ended September 30, 2010. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $32.6 million for the three months ended September 30, 2011 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

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

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at September 30, 2011 is a liability of $44.2 million and is included in fair value of derivatives on the balance sheet. During the three months ended September 30, 2011 we recorded $20.8 million, gain in the statement of operations related to the ineffective portion of these cash flow hedges.

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

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2011, our subsidiary in the United Kingdom had one outstanding gold collar with a notional amount of 1,500 ounces of gold bullion.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer, Executive Vice President and Chief Financial Officer and Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Executive Vice President and Chief Financial Officer and Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

DFC acquired Sefina Finance AB and MEM on December 31, 2010 and April 1, 2011, respectively. These companies are included in DFC’s fiscal 2011 financial statements as of the date of the acquisition. Sefina and MEM accounted for approximately 114.9% and 175.0% of DFC’s net income for the three months ended September 30, 2011. Sefina and MEM represented 9.7% and 13.1% of DFC’s consolidated total assets at September 30, 2011. The internal control over financial reporting of Sefina and MEM have been included in a formal evaluation of effectiveness of DFC’s disclosure controls and procedures. DFC has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and DFC continues to assess the current internal control over financial reporting at Sefina and MEM. Risks related to the increased account balances are partially mitigated by DFC’s expanded controls.

Changes in Internal Control Over Financial Reporting

DFC’s principal executive officer and principal financial officer have concluded that the Sefina and MEM acquisitions created a material change to its internal control over financial reporting. Sefina and MEM are significant subsidiaries for DFC that were included in DFC’s internal control over financial reporting process and internal control structure for the quarter ending September 30, 2011. The aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in the registrant’s internal control over financial reporting during the registrant’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference herein to the section Part 1 “Note 10. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2011 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of DFC Global Corp. (formerly Dollar Financial Corp.), as amended (1)

3.2	Amended and Restated Bylaws of DFC Global Corp. (formerly known as Dollar Financial Corp.), as amended (1)

10.1*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Jeffrey A. Weiss, Dollar Financial Group, Inc. and DFC Global Corp. (2)

10.2*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and between Randy Underwood, and Dollar Financial Group, Inc., a wholly owned subsidiary of DFC Global Corp. (2)

10.3*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and between Norman Miller, and Dollar Financial Group, Inc., a wholly owned subsidiary of DFC Global Corp. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance and Corporate Controller

*	Management contracts and compensatory plans and arrangements.
(1)	Incorporated by reference to the Annual Report on Form 10-K by DFC Global Corp. on August 29, 2011 (File No. 000-50866)
(2)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on September 9, 2011 (File No. 000-50866)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR FINANCIAL CORP.

Date: November 7, 2011	By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)