Form 10-Q
period 2011-12-31
DFC GLOBAL CORP.
filed 2012-02-09
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 3, 2012, 44,127,636 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DFC GLOBAL CORP.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2011	December 31, 2011
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$189.0	$196.0
Consumer loans, net:
Consumer loans	176.8	206.6
Less: Allowance for consumer loan losses	(14.9)	(18.5)

Consumer loans, net	161.9	188.1
Pawn loans	136.2	144.3
Loans in default, net of an allowance of $37.7 and $50.3	13.8	26.5
Other receivables	31.2	25.0
Prepaid expenses and other current assets	38.5	43.0
Current deferred tax asset, net of valuation allowance of $2.7 and $2.7	—	—

Total current assets	570.6	622.9
Deferred tax asset, net of valuation allowance of $84.9 and $85.5	21.3	17.7
Property and equipment, net of accumulated depreciation of $146.7 and $157.0	100.0	108.7
Goodwill and other intangibles	932.0	922.1
Debt issuance costs, net of accumulated amortization of $7.8 and $10.0	21.0	18.0
Other	17.9	19.2

Total Assets	$1,662.8	$1,708.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61.1	$46.6
Income taxes payable	13.7	12.9
Accrued expenses and other liabilities	98.4	92.5
Debt due within one year	95.7	186.3
Fair value of derivatives	—	48.5
Current deferred tax liability	—	1.6

Total current liabilities	268.9	388.4
Fair value of derivatives	73.9	—
Long-term deferred tax liability	53.8	54.5
Long-term debt	775.2	768.2
Other non-current liabilities	64.4	57.1
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,743,941 shares and 44,115,604 shares issued and outstanding at June 30, 2011 and December 31, 2011, respectively	—	—
Additional paid-in capital	469.2	475.0
Accumulated deficit	(49.7)	(25.6)
Accumulated other comprehensive income	7.6	(8.1)

Total DFC Global Corp. stockholders’ equity	427.1	441.3
Non-controlling interest	(0.5)	(0.9)

Total stockholders’ equity	426.6	440.4

Total Liabilities and Stockholders’ Equity	$1,662.8	$1,708.6

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenues:
Consumer lending	$99.3	$159.7	$191.3	$316.7
Check cashing	36.8	34.7	72.0	70.9
Pawn service fees and sales	7.3	20.5	13.5	41.3
Money transfer fees	7.9	9.8	15.1	19.4
Gold sales	11.3	18.0	22.4	33.9
Other	19.9	20.7	42.4	42.8

Total revenues	182.5	263.4	356.7	525.0

Operating expenses:
Salaries and benefits	42.8	54.2	83.5	108.0
Provision for loan losses	16.5	31.5	30.4	63.3
Occupancy	12.0	14.8	23.6	29.8
Purchased gold costs	7.2	14.3	14.9	26.4
Depreciation	3.9	5.8	7.5	11.4
Returned checks, net and cash shortages	2.0	2.0	3.9	4.2
Maintenance and repairs	3.2	4.0	6.5	8.1
Advertising	5.9	14.0	11.7	28.0
Bank charges and armored carrier service	3.9	5.3	7.7	10.7
Other	15.2	21.9	28.7	43.2

Total operating expenses	112.6	167.8	218.4	333.1

Operating margin	69.9	95.6	138.3	191.9

Corporate and other expenses:
Corporate expenses	23.9	29.6	49.4	60.7
Other depreciation and amortization	2.8	6.6	5.5	13.0
Interest expense, net	21.9	24.2	43.5	48.7
Unrealized foreign exchange (gain) loss	(17.8)	(12.3)	(32.4)	30.1
Loss (gain) on derivatives not designated as hedges	10.8	8.1	24.6	(12.7)
(Proceeds from) provision for litigation settlements	(4.1)	—	(3.9)	4.0
Loss on store closings	0.1	0.2	0.5	0.3
Other expense, net	2.0	1.1	2.6	1.2

Income before income taxes	30.3	38.1	48.5	46.6

Income tax provision	10.5	12.1	16.6	22.9

Net income	$19.8	$26.0	$31.9	$23.7
Less: Net loss attributable to non-controlling interests	(0.2)	(0.2)	(0.4)	(0.4)

Net income attributable to DFC Global Corp.	$20.0	$26.2	$32.3	$24.1

Net income per share attributable to DFC Global Corp:
Basic	$0.55	$0.60	$0.89	$0.55
Diluted	$0.53	$0.58	$0.86	$0.53
Weighted average shares outstanding:
Basic	36,480,854	43,886,318	36,440,652	43,806,301
Diluted	37,896,788	45,211,862	37,628,431	45,593,136

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock Outstanding		Additional Paid-in	Accumulated Income	Non-Controlling	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Interest	Income	Equity
Balance, June 30, 2011	43,743,941	$—	$469.2	$(49.7)	$(0.5)	$7.6	$426.6

Comprehensive income:
Foreign currency translation						(17.7)	(17.7)
Cash flow hedges						2.0	2.0
Net income attributable to DFC Global Corp.				24.1			24.1

Total comprehensive income							8.4
Restricted stock grants	283,752
Stock options exercised	222,417	—	2.5				2.5
Vested portion of granted restricted stock and restricted stock units			1.4				1.4
Retirement of common stock	(134,506)
Other stock compensation			1.9				1.9
Net loss attributable to non-controlling interest					(0.4)		(0.4)

Balance, December 31, 2011	44,115,604	$—	$475.0	$(25.6)	$(0.9)	$(8.1)	$440.4

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended December 31,
	2010	2011
Cash flows from operating activities:
Net income	$31.9	$23.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14.9	26.8
Change in fair value of derivatives not designated as hedges	15.6	(21.6)
Provision for loan losses	30.4	63.3
Non-cash stock compensation	3.2	3.3
Loss on disposal of fixed assets	0.4	0.1
Unrealized foreign exchange (gain) loss	(32.4)	30.1
Deferred tax provision	8.2	3.5
Accretion of debt discount and deferred issuance costs	7.5	8.0
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	(62.1)	(101.6)
Increase in prepaid expenses and other	(4.1)	(7.5)
Decrease in accounts payable, accrued expenses and other liabilities	(55.9)	(5.3)

Net cash (used in) provided by operating activities	(42.4)	22.8
Cash flows from investing activities:
Acquisitions, net of cash acquired	(75.1)	(68.0)
Additions to property and equipment	(18.1)	(30.0)

Net cash used in investing activities	(93.2)	(98.0)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.2	2.5
Net increase in revolving credit facilities	—	89.3
Payment of debt issuance and other costs	(0.3)	(0.3)

Net cash (used in) provided by financing activities	(0.1)	91.5
Effect of exchange rate changes on cash and cash equivalents	14.8	(9.3)

Net (decrease) increase in cash and cash equivalents	(120.9)	7.0
Cash and cash equivalents at beginning of period	291.3	189.0

Cash and cash equivalents at end of period	$170.4	$196.0

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of DFC Global Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively with DFC, the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC consist primarily of its investment in DFG. DFC has no employees or operating activities. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s Annual Report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on August 29, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, the Company’s corporate name was “Dollar Financial Corp.”. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,324 locations (of which 1,259 are company owned) operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and paydayloan.ca brand names, and in Finland and Sweden primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®. Through its Dealers’ Financial Services, LLC (“DFS”) subsidiary, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an agreement with a major third-party national bank based in the United States.

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

For single-payment consumer loans, which have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s reserve policy regarding these loans is summarized below in “Consumer Loan Loss Reserves Policy.”

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and at the Company’s stand-alone pawn shops in the United Kingdom, Sweden, Finland and Poland. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will, in most markets, go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with the Company’s single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company does not maintain a loan loss reserve for potential future losses on pawn loans. Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 85%, which means that for more than 85% of its pawn loans, the customer pays back the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores after the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset value and any related administrative costs and fees are returned to the customer.

Fair Value of Financial Instruments

The fair value of the 2.875% Senior Convertible Notes due 2027 issued by DFC (the “2027 Notes”), the 3.00% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes”) and the 10.375% Senior Notes due 2016 issued by the Company’s Canadian subsidiary, National Money Mart Company (the “2016 Notes”), are based on broker quotations.

The total fair value of the 2027 Notes and the 2028 Notes were approximately $42.1 million and $154.5 million, respectively, at June 30, 2011. The total fair value of the 2027 Notes and the 2028 Notes were approximately $48.3 million and $138.0 million, respectively, at December 31, 2011. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $658.5 million and $640.5 million at June 30, 2011 and December 31, 2011, respectively.

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

Common Stock

On December 14, 2011, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to five million shares of its outstanding common stock. As of December 31, 2011, no shares of the Company’s common stock have been repurchased under the plan.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Net income attributable to DFC Global Corp.	$20.0	$26.2	$32.3	$24.1
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	36.5	43.9	36.4	43.8
Effect of dilutive stock options — (2)	1.0	1.1	0.8	1.2
Effect of unvested restricted stock and restricted stock unit grants (2)	0.4	0.2	0.4	0.3
Dilutive effect of convertible debt (2)	—	—	—	0.3

Weighted average of common shares outstanding — diluted	37.9	45.2	37.6	45.6

(1)	Excludes 0.1 million shares of unvested restricted stock which are included in total outstanding shares of common stock as of December 31, 2010.
(2)	The effect of dilutive stock options and convertible debt was determined under the treasury stock method.

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

Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2010 and 2011 was $1.2 million and $1.9 million, respectively, net of related tax and $2.6 million and $3.3 million, respectively, net of related tax effects for the six months ended December 31, 2010 and 2011, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Expected volatility	52.7%	51.1%	52.8%	51.1%
Expected life (years)	5.5	5.6	5.5	5.8
Risk-free interest rate	1.86%	1.45%	1.88%	1.45%
Expected dividends	None	None	None	None
Weighted average fair value	$8.36	$9.05	$8.23	$10.36

A summary of the status of stock option activity for the six months ended December 31, 2011 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Options outstanding at June 30, 2011 (2,044,088 shares exercisable)	2,772,445	$11.28	6.7	$28.8
Granted	441,109	$21.42
Exercised	(222,417)	$11.34
Forfeited and expired	(7,233)	$16.65

Options outstanding at December 31, 2011	2,983,904	$12.76	6.7	$17.9

Exercisable at December 31, 2011	2,206,279	$10.61	5.7	$16.7

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2011 was $0.5 million and $2.2 million, respectively. As of December 31, 2011, the total unrecognized compensation cost over a weighted-average period of 2.5 years, related to stock options, is expected to be $6.0 million. Cash received from stock options exercised for the three and six months ended December 31, 2011 was $1.1 million and $2.5 million, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information concerning unvested restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2011	80,276	$9.82
Granted	—	$—
Vested	(64,326)	$8.48
Forfeited	—	$—

Outstanding at December 31, 2011	15,950	$15.24

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

Information concerning unvested restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2011	716,973	$13.75
Granted	232,459	$21.34
Vested	(317,637)	$10.66
Forfeited	(7,069)	$16.45

Outstanding at December 31, 2011	624,726	$18.11

As of December 31, 2011, there was $11.6 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three and six months ended December 31, 2011 was $3.0 million and $3.9 million, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard update amends certain accounting and

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disclosure requirements related to fair value measurements. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe ASU 2011-04 will have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. This standard update amends Topic 350 to give entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Since ASU 2011-08 only impacts whether or not to perform the two-step impairment test, it will not have a material impact on the Company’s financial position or results of operations.

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

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2011

	Consumer Loans, Gross	Consumer Loans, Allowance	Pawn Loans
Performing	$176.8	$14.9	$136.2
Non-performing	51.5	37.7	—

	$228.3	$52.6	$136.2

As of December 31, 2011

	Consumer Loans, Gross	Consumer Loans, Allowance	Pawn Loans
Performing	$206.6	$18.5	$144.3
Non-performing	76.8	50.3	—

	$283.4	$68.8	$144.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2011 and December 31, 2011:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2011

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Loans	$17.2	$9.7	$6.6	$24.9	$58.4	$169.9	$228.3	$1.9
Pawn Loans	—	—	—	—	—	136.2	136.2	—

Total	$17.2	$9.7	$6.6	$24.9	$58.4	$306.1	$364.5	$1.9

As of December 31, 2011

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Loans	$24.4	$13.6	$10.9	$34.3	$83.2	$200.2	$283.4	$1.5
Pawn Loans	—	—	—	—	—	144.3	144.3	—

Total	$24.4	$13.6	$10.9	$34.3	$83.2	$344.5	$427.7	$1.5

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2011 and December 31, 2011:

Loans Receivable on Nonaccrual Status

(in millions)

	June 30, 2011	December 31, 2011
Consumer Loans	$51.5	$76.8
Pawn Loans	—	—

Total	$51.5	$76.8

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
Allowance for Consumer Loan Losses:
Beginning Balance	$59.1	$52.6
Provision for loan losses	31.5	63.3
Charge-offs	(29.8)	(57.0)
Recoveries	8.6	14.6
Effect of foreign currency translation	(0.6)	(4.7)

Ending Balance	$68.8	$68.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

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

Of the aggregate purchase price for Sefina, $14.5 million was allocated to net tangible assets acquired and $0.3 million was allocated to indefinite-lived intangible assets acquired. The remaining purchase price was allocated to goodwill.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal 2012, the Company completed various smaller acquisitions, primarily of franchisees, in the United Kingdom and Canada that resulted in aggregate increase in goodwill of $5.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration, or in some cases the opportunity to enter new platforms and geographies with de novo expansion following thereafter. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of its industry, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2011	$758.5
Acquisitions:
Risicum	20.3
Various small acquisitions	5.2
Foreign currency translation adjustment	(27.5)

Balance at December 31, 2011	$756.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following pro forma information for the periods ended December 31, 2010 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective acquisition dates of Sefina, Purpose U.K. Holdings and Risicum. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Pro Forma Results
	Three months ended December 31, 2010	Six months ended December 31, 2010
	(Unaudited in millions except per share amounts)

Revenue	$223.2	$436.5
Net income attributable to DFC Global Corp.	$26.5	$45.8
Net income per common share — basic	$0.72	$1.26
Net income per common share — diluted	$0.70	$1.22

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2011 are as follows (in millions):

	United States Retail	Canada	Europe	Other	Total
Balance at June 30, 2011	$205.7	$179.9	$320.8	$52.1	$758.5
Acquisitions and purchase accounting adjustments	—	2.0	23.5	—	25.5
Foreign currency translation adjustments	—	(9.4)	(18.1)	—	(27.5)

Balance at December 31, 2011	$205.7	$172.5	$326.2	$52.1	$756.5

The following table reflects the components of intangible assets (in millions):

	June 30, 2011	December 31, 2011

Non-amortizing intangible assets:
Goodwill	$758.5	$756.5
Reacquired franchise rights	56.4	53.4
DFS MILES Program	35.4	35.4
Trade names	3.6	3.4

	$853.9	$848.7

Amortizable intangible assets:
Purchased technology	$46.1	$47.3
Various contracts	39.0	41.5
Reacquired franchise rights	5.2	5.3
Accumulated amortization:
Purchased technology	(1.2)	(5.1)
Various contracts	(10.6)	(14.8)
Reacquired franchise rights	(0.4)	(0.8)

Total intangible assets	$932.0	$922.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill is the excess of cost over the fair value of the net assets of the business acquired.

Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2011, there was no impairment of goodwill.

Other indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and the Sefina and Purpose U.K. trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2011, there was no impairment of other indefinite-lived intangible assets. As prescribed under ASC 805, beginning with franchisee acquisitions consummated in fiscal 2010 or later, reacquired franchise rights are no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement.

The fair value of the Company’s indefinite-lived intangible assets is estimated based upon a present value technique using discounted future cash flows (the “relief from royalty” method). The fair value of the Company’s operating segments is estimated based upon a present value technique using discounted future cash flows or a market-based approach, or a combination thereof. The Company uses management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in an impairment charge in future periods.

The Company recently initiated a management plan to improve the performance of the DFS business, including the addition of another lender for certain of the loans originated by DFS. The attainment of the forecasted business plan and projections related to the DFS MILES program is in part dependent on the success of the management plan to both a) expand the MILES program through its existing channels and b) introduce the MILES program to other branches of the military and military-related organizations. If these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS MILES program indefinite-lived intangible asset and goodwill related to the DFS business unit.

Amortization expense of intangible assets was $1.5 million and $4.6 million for the three months ended December 31, 2010 and 2011, respectively. Amortization expense of intangible assets was $3.0 million and $9.2 million for the six months ended December 31, 2010 and 2011, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ending June 30,
2012	$18.5
2013	17.5
2014	15.3
2015	11.4
2016	8.3

$71.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Debt

The Company had debt obligations at June 30, 2011 and December 31, 2011 as follows (in millions):

	June 30, 2011	December 31, 2011
Global revolving credit facility	$65.9	$154.3
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.0)	(2.8)
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	40.7	42.0
DFC Global Corp. 3.0% Senior Convertible Notes due 2028	90.9	94.1
Scandinavian credit facilities	67.6	58.6
Other	8.8	8.3

Total debt	870.9	954.5

Less: current portion of debt	(95.7)	(186.3)

Long-term debt	$775.2	$768.2

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”) which are guaranteed by DFC and certain of its wholly owned direct and indirect U.S. and Canadian subsidiaries. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010, and will mature on December 15, 2016.

Convertible Notes

On June 27, 2007, DFC issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”).

In December 2009, DFC entered into privately negotiated exchange agreements with certain holders of its 2027 Notes, pursuant to which such holders exchanged an aggregate of $120.0 million aggregate principal amount of the 2027 Notes for an equal aggregate principal amount of 3.0% Senior Convertible Notes due 2028 issued by DFC (the “2028 Notes” and, together with the 2027 Notes, the “Convertible Notes”).

In February 2010, DFC repurchased $35.2 million aggregate principal amount of the remaining outstanding 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of the repurchase and privately negotiated exchange transactions, $44.8 million and $120.0 million aggregate principal amount of 2027 Notes and 2028 Notes, respectively, remained outstanding as of June 30, 2011 and December 31, 2011.

The Convertible Notes are general unsecured obligations of DFC and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007, and will mature on June 30, 2027, unless earlier converted, redeemed or repurchased. The 2028 Notes bear interest at a rate of 3.00% per annum, payable in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2010, and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased.

Global Revolving Credit Facility

On March 3, 2011, the Company replaced its existing credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility (the “Global Revolving Credit Facility”), with the potential to further increase the Company’s available borrowings under the facility to $250.0 million. Availability under the Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer receivables in the Company’s U.S. and Canadian operations, and its U.K.-based retail operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.

Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid primarily based on the Company’s consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which is the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points. The Global Revolving Credit Facility will mature on March 1, 2015.

On December 23, 2011, the Company, along with certain of its direct and indirect wholly owned subsidiaries, entered into an amendment to the Global Revolving Credit Facility which increases the Company’s flexibility with respect to business operations, transactions and reporting.

As of December 31, 2011, there was $154.3 million outstanding under the Global Revolving Credit Facility.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scandinavian Credit Facilities

As a result of the December 2010 acquisition of Sefina, the Company assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($34.9 million at December 31, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.68% at December 31, 2011). Also with the same Scandinavian bank, the Company assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. In December 2011, this overdraft facility was extended to December 31, 2012. As of December 31, 2011, SEK 20.0 million ($2.9 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.78%). The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.0 million ($20.8 million) was outstanding as of December 31, 2011 at a rate of Euribor plus 195 basis points (2.59%).

Interest Expense

Interest expense, net was $21.9 million and $24.2 million for the three months ended December 31, 2010 and 2011, respectively. For the six months ended December 31, 2010 and 2011, interest expense, net was $43.5 million and $48.7 million, respectively. Included in interest expense for the three months ended December 31, 2010 and December 31, 2011 is approximately $4.6 million and $5.1 million, respectively, and for the six months ended December 31, 2010 and December 31, 2011 is approximately $9.1 million and $10.2 million, respectively, of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for the Company’s Canadian cross currency interest rate swaps, the non-cash interest expense associated with the Convertible Notes and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $2.1 million and $2.3 million for the three months ended December 31, 2010 and 2011, respectively. For the six months ended December 31, 2010 and 2011, the non-cash interest expense was approximately $4.1 million and $4.5 million, respectively.

A full description of the terms of the Company’s indebtedness and related requirements is contained in Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and gold collars to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. Changes in fair value of the contingent consideration are recorded in other operating expenses. As of December 31, 2011, the balance of the contingent consideration was $16.2 million.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Derivative financial instruments	$—	$0.1	$—	$0.1
Liabilities
Derivative financial instruments	$—	$48.5	$—	$48.5
Contingent consideration — Sefina acquisition	$—	$—	$16.2	$16.2

The following table reconciles the change in the Level 3 liabilities for the six months ended December 31, 2011 (in millions):

Fair Value Measurements Using Significant Unobservable Inputs
Level 3
Balance as of June 30, 2011	$17.8
Changes in fair value of contingent consideration	(0.1)
Unrealized foreign exchange gain on contingent consideration	(0.9)
Foreign currency translation adjustment	(0.6)

Balance as of December 31, 2011	$16.2

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of December 31, 2011, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps. The Company continues to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings (interest expense) over the remaining original term of the derivative (October 2012). The Canadian cross-currency swaps continue to be outstanding with prospective changes in fair value of these instruments being recorded directly through the income statement.

As of December 31, 2011, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Pay Fixed Notional	Pay Fixed Strike Rate	Receive Floating Notional	Receive Floating Index

USD-CAD Cross Currency Swap	CAD179,760,922	8.75%	$156,337,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 60,185,247	7.47%	$52,112,500	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 82,105,613	7.41%	$71,062,500	3 mo. LIBOR + 2.75% per annum

Non-designated Hedges of Commodity Risk

In the normal course of business, the Company maintains inventories of gold at its pawn shops. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2011, the Company’s subsidiary in the United Kingdom had five outstanding gold collars with an aggregate notional amount of 4,500 ounces of gold bullion.

The table below presents the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2011 and December 31, 2011 (in millions).

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair value of derivatives	Fair value of derivatives	Fair value of derivatives	Fair value of derivatives
Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of June 30, 2011		As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Other current assets	$—	Fair value of derivatives	$0.1
Cross Currency Interest Rate Swaps	Fair value of derivatives	$—	Fair value of derivatives	$73.8

Total derivatives not designated as hedging instruments		$—		$73.9

	Fair value of derivatives	Fair value of derivatives	Fair value of derivatives	Fair value of derivatives
	Asset Derivatives		Liability Derivatives
	As of December 31, 2011		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Other current assets	$0.1	Fair value of derivatives	$—
Cross Currency Interest Rate Swaps	Fair value of derivatives	—	Fair value of derivatives	48.5

Total derivatives not designated as hedging instruments		$0.1		$48.5

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the periods ending December 31, 2010 and 2011 (in millions).

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending December 31, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Options	$—		$—	Other income/(expense)	$(0.2)
Cross Currency Swaps	—	Interest Expense	(3.2)	Loss on derivatives not designated as hedges	(24.6)
		Tax Benefit	0.8

Total	$—		$(2.4)		$(24.8)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ending December 31, 2011
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Options	$—		$—	Purchased gold costs	$(0.4)
Cross Currency Swaps	$—	Interest Expense	$(3.3)	Gain on derivatives not designated as hedges	$12.7
		Tax Benefit	0.9

Total	$—		$(2.4)		$12.3

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreements with certain of its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios related to its indebtedness. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement. At December 31, 2011, the Company was in compliance with its covenant provisions.

As of December 31, 2011, the fair value of derivatives is in a net liability position of $48.8 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 7). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended December 31,		Six months ended December 31,
	2010	2011	2010	2011

Net income	$19.8	$26.0	$31.9	$23.7
Foreign currency translation adjustment(1)	(12.0)	(11.8)	(4.3)	(17.7)
Amortization of accumulated other comprehensive income related to ineffective cash flow hedges(2)	1.3	0.7	2.5	2.0

Comprehensive income	9.1	14.9	30.1	8.0
Net income (loss) applicable to non-controlling interests	(0.2)	(0.2)	(0.4)	(0.4)

Comprehensive income attributable to DFC Global Corp.	$9.3	$15.1	$30.5	$8.4

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet was a gain of $10.0 million and a loss of $4.2 million as of December 31, 2010 and 2011, respectively.
(2)	Net of $0.4 million and $0.4 million of tax for the three months ended December 31, 2010 and 2011, respectively. For the six months ended December 31, 2010 and 2011, the tax was $0.7 million and $0.9 million, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $6.5 million at June 30, 2011, compared to $3.9 million of net unrealized losses on terminated cross-currency interest rate swaps at December 31, 2011.

9.	Income Taxes

Income Tax Provision

The provision for income taxes was $16.6 million for the six months ended December 31, 2010 compared to a provision of $22.9 million for the six months ended December 31, 2011. The Company’s effective tax rate was 34.2% for the six months ended December 31, 2010 and was 49.1% for the six months ended December 31, 2011. The increase in the effective tax rate for the six months ended December 31, 2011 as compared to the prior year was primarily a result of the tax treatment of the unrealized foreign currency exchange losses in Canada. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2011, the Company maintained net deferred tax assets of $115.7 million, which is offset by a valuation allowance of $88.2 million, which represents a decrease of $5.2 million in the net deferred tax asset during the six months ended December 31, 2011. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
U.S. increase/(decrease)	(0.9)	0.6	(1.5)
Foreign increase/(decrease)	(3.7)	—	(3.7)

Balance at December 31, 2011	$115.7	$88.2	$27.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The $115.7 million in deferred tax assets consists of $43.9 million related to net operating losses and other temporary differences, $53.3 million related to foreign tax credits and $18.5 million in foreign deferred tax assets. At December 31, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.9 million, which represents a decrease of $1.0 million in the period. The net operating loss carry forward at June 30, 2011 was $78.2 million and at December 31, 2011 was $75.4 million, a decrease of $2.8 million due to a competent authority adjustment. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.3 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $18.5 million, which is offset by a valuation allowance of $0.8 million related to the Canadian cross-currency interest rate swaps.

At June 30, 2011, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At December 31, 2011, the Company had $15.1 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States and the United Kingdom, and tax years ending June 30, 2006 through 2011 for Canada. The Canadian tax authorities have assessed tax for tax years ending June 30, 2006 and 2007, which the Company is contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. The Company has not agreed with these proposed transfer pricing adjustments and is contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009. The Company believes its existing reserves for all tax matters, including the Canadian audits and assessments, are adequate.

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

The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with the “Contingencies” Topic of the FASB Codification. An accrual for a loss contingency is recorded if it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. When a matter’s liability is reasonably possible, the Company estimates the possible loss or range of loss or determines why such an estimate cannot be made. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. In early February 2012, a separate action was filed against NMM and DFG in Manitoba on behalf of a purported class of consumers which substantially overlaps with the purported class in the 2004 action. The allegations in each of these actions are substantially similar to those in the Alberta Litigation and, to date, neither action has been certified as a class action. If either or both of these actions proceed, the Company intends to seek a stay on the grounds that the plaintiffs entered into arbitration and mediation agreements with NMM with respect to the matters which are the subject of the actions. The Company intends to defend these actions vigorously.

As of December 31, 2011, an aggregate of approximately CAD 37.6 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 22.6 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at December 31, 2011 and additional accruals may be required in the future.

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

California Legal Proceeding

On April 26, 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. On October 12, 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii) to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. As of December 31, 2011, $3.0 million is included in the Company’s accrued liabilities relating to the settlement agreement.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment Information

The Company classifies its businesses into three reportable segments: Europe, Canada and United States Retail. These three reporting segments have been identified giving consideration to geographic area, products offered, regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable with in each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principal products and services may be offered in all of its geographic jurisdictions. The Europe reporting segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland, the Risicum Oyj (acquired in July 2011) Internet lending and telephony based loans business in Finland and Sweden and the Company’s businesses in Poland. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in Europe, Canada and United States Retail.

The primary service offerings of the Europe, Canada and United States Retail reportable segments are single-payment consumer loans, check cashing, money transfers, pawn loans and sales, gold sales and other ancillary services. As a result of the maturation level of the retail locations, mix of service offerings, competitive conditions, and diversity in the respective geographic regulatory environments, there are differences in each reporting segment’s profit margins.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended December 31, 2010

Total assets	$474.5	$451.6	$259.5	$154.1	$1,339.7
Goodwill and other intangibles, net	188.4	211.9	206.0	110.5	716.8
Sales to unaffiliated customers:
Consumer lending	39.6	43.0	16.7	—	99.3
Check cashing	8.2	19.1	9.5	—	36.8
Pawn service fees and sales	7.3	—	—	—	7.3
Money transfer fees	2.0	4.8	1.1	—	7.9
Gold sales	6.5	4.2	0.6	—	11.3
Other	4.8	6.6	3.0	5.5	19.9

Total sales to unaffiliated customers	68.4	77.7	30.9	5.5	182.5
Provision for loan losses	9.6	4.8	2.1	—	16.5
Depreciation and amortization	2.2	1.9	0.7	1.9	6.7
Interest expense, net	0.4	17.8	—	3.7	21.9
Unrealized foreign exchange (gain) loss	—	(18.9)	—	1.1	(17.8)
Loss on derivatives not designated as hedges	—	10.8	—	—	10.8
Proceeds from litigation settlements	—	(4.1)	—	—	(4.1)
Loss (gain) on store closings	—	0.1	0.2	(0.2)	0.1
Other expense (income), net	0.1	(0.8)	—	2.7	2.0
Income (loss) before income taxes	12.0	23.6	6.8	(12.1)	30.3
Income tax provision	3.4	6.4	0.4	0.3	10.5

As of and for the six months ended December 31, 2010
Sales to unaffiliated customers:
Consumer lending	74.5	84.4	32.4	—	191.3
Check cashing	16.0	36.8	19.2	—	72.0
Pawn service fees and sales	13.5	—	—	—	13.5
Money transfer fees	3.6	9.2	2.3	—	15.1
Gold sales	13.6	7.8	1.0	—	22.4
Other	11.0	13.5	5.9	12.0	42.4

Total sales to unaffiliated customers	132.2	151.7	60.8	12.0	356.7
Provision for loan losses	17.2	9.0	4.2	—	30.4
Depreciation and amortization	4.1	3.5	1.4	4.0	13.0
Interest expense, net	0.7	35.5	—	7.3	43.5
Unrealized foreign exchange (gain) loss	—	(34.1)	—	1.7	(32.4)
Loss on derivatives not designated as hedges	—	24.6	—	—	24.6
(Proceeds from) provision for litigation settlements	—	(4.0)	—	0.1	(3.9)
Loss on store closings	—	0.2	0.3	—	0.5
Other expense (income), net	0.2	(1.4)	—	3.8	2.6
Income (loss) before income taxes	23.9	31.8	12.9	(20.1)	48.5
Income tax provision	7.4	7.9	1.0	0.3	16.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended December 31, 2011

Total assets	$857.3	$431.6	$264.7	$155.0	$1,708.6
Goodwill and other intangibles, net	387.0	224.6	206.0	104.5	922.1
Sales to unaffiliated customers:
Consumer lending	96.4	45.9	17.4	—	159.7
Check cashing	7.4	18.9	8.4	—	34.7
Pawn service fees and sales	20.5	—	—	—	20.5
Money transfer fees	2.8	5.7	1.3	—	9.8
Gold sales	12.4	4.0	1.6	—	18.0
Other	6.2	8.2	3.0	3.3	20.7

Total sales to unaffiliated customers	145.7	82.7	31.7	3.3	263.4
Provision for loan losses	23.9	4.9	2.7	—	31.5
Depreciation and amortization	6.7	2.6	0.7	2.4	12.4
Interest expense, net	5.2	16.5	—	2.5	24.2
Unrealized foreign exchange loss (gain)	0.6	(12.9)	0.1	(0.1)	(12.3)

Loss on derivatives not designated as hedges	—	8.1	—	—	8.1
Loss on store closings	—	0.1	0.1	—	0.2
Other expense (income), net	0.5	(0.1)	—	0.7	1.1
Income (loss) before income taxes	23.1	16.5	6.8	(8.3)	38.1
Income tax provision (benefit)	6.2	6.0	(0.1)	—	12.1

As of and for the six months ended December 31, 2011
Sales to unaffiliated customers:
Consumer lending	189.7	93.0	34.0	—	316.7
Check cashing	14.8	39.2	16.9	—	70.9
Pawn service fees and sales	41.3	—	—	—	41.3
Money transfer fees	5.3	11.5	2.6	—	19.4
Gold sales	23.1	7.8	3.0	—	33.9
Other	14.0	15.7	6.2	6.9	42.8

Total sales to unaffiliated customers	288.2	167.2	62.7	6.9	525.0
Provision for loan losses	47.8	10.1	5.4	—	63.3
Depreciation and amortization	13.4	5.2	1.3	4.5	24.4
Interest expense, net	9.8	34.2	—	4.7	48.7
Unrealized foreign exchange loss (gain)	1.0	29.4	—	(0.3)	30.1
Gain on derivatives not designated as hedges	—	(12.7)	—	—	(12.7)
Provision for litigation settlements	—	0.1	3.9	—	4.0
Loss on store closings	—	0.2	0.1	—	0.3
Other (income) expense, net	1.1	(1.2)	—	1.3	1.2
Income (loss) before income taxes	48.0	7.2	9.5	(18.1)	46.6
Income tax provision	14.5	7.5	0.9	—	22.9

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

The Guarantees of the 2016 Notes are:

•	senior unsecured obligations of the applicable Guarantor;

•	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

•	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

•

effectively junior to an indebtedness of such Guarantor, including indebtedness under the Company’s Global Revolving Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2011 and December 31, 2011, the condensed consolidating statements of operations for the three and six months ended December 31, 2010 and 2011 and the condensed consolidating statements of cash flows for the six months ended December 31, 2010 and 2011 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$—	$95.2	$23.2	$70.6	$—	$189.0
Consumer loans, net	—	35.7	23.2	103.0	—	161.9
Pawn loans	—	0.1	—	136.1	—	136.2
Loans in default, net	—	5.0	0.1	8.7	—	13.8
Other receivables	0.3	16.6	3.7	10.6	—	31.2
Prepaid expenses and other current assets	—	6.0	6.6	25.9	—	38.5

Total current assets	0.3	158.6	56.8	354.9	—	570.6
Deferred tax asset, net of valuation allowance	—	20.2	—	1.1	—	21.3
Intercompany receivables	392.7	148.0	—	—	(540.7)	—
Property and equipment, net	—	32.6	16.4	51.0	—	100.0
Goodwill and other intangibles	—	235.1	313.5	383.4	—	932.0
Debt issuance costs, net	1.1	16.0	1.6	2.3	—	21.0
Investment in subsidiaries	166.8	302.0	56.3	—	(525.1)	—
Other	—	0.7	17.1	0.1	—	17.9

Total Assets	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

Current Liabilities
Accounts payable	$0.6	$16.0	$12.8	$31.7	$—	$61.1
Income taxes payable	—	0.5	1.3	11.9	—	13.7
Accrued expenses and other liabilities	0.9	32.7	26.2	38.6	—	98.4
Debt due within one year	—	—	6.5	89.2	—	95.7

Total current liabilities	1.5	49.2	46.8	171.4	—	268.9
Fair value of derivatives	—	73.8	—	0.1	—	73.9
Long-term deferred tax liability	—	14.3	23.0	16.5	—	53.8
Long-term debt	131.6	597.0	—	46.6	—	775.2
Intercompany payables	—	—	214.0	326.7	(540.7)	—
Other non-current liabilities	—	38.8	18.3	7.3	—	64.4

Total liabilities	133.1	773.1	302.1	568.6	(540.7)	1,236.2

Total DFC Global Corp. stockholders’ equity	427.8	140.1	159.6	224.7	(525.1)	427.1
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	427.8	140.1	159.6	224.2	(525.1)	426.6

Total Liabilities and Stockholders’ Equity	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended December 31, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$43.0	$16.7	$39.6	$—	$99.3
Check cashing	—	19.1	9.5	8.2	—	36.8
Other	—	15.6	10.2	20.6	—	46.4

Total revenues	—	77.7	36.4	68.4	—	182.5

Operating expenses:
Salaries and benefits	—	15.7	12.7	14.4	—	42.8
Provision for loan losses	—	4.8	2.1	9.6	—	16.5
Occupancy	—	4.4	3.4	4.2	—	12.0
Purchased gold costs	—	2.5	0.3	4.4	—	7.2
Depreciation	—	1.4	0.7	1.8	—	3.9
Other	—	10.8	6.4	13.0	—	30.2

Total operating expenses	—	39.6	25.6	47.4	—	112.6

Operating margin	—	38.1	10.8	21.0	—	69.9

Corporate and other expenses:
Corporate expenses	—	5.4	13.9	4.6	—	23.9
Intercompany charges	—	3.9	(7.5)	3.6	—	—
Other depreciation and amortization	—	0.4	1.9	0.5	—	2.8
Interest expense, net	3.4	17.8	0.3	0.4	—	21.9
Unrealized foreign exchange (gain) loss	—	(18.9)	1.1	—	—	(17.8)
Loss on derivatives not designated as hedges	—	10.8	—	—	—	10.8
Proceeds from litigation settlements	—	(4.1)	—	—	—	(4.1)
Loss on store closings	—	0.1	—	—	—	0.1
Other (income) expense, net	—	(0.4)	(0.7)	3.1	—	2.0

(Loss) income before income taxes	(3.4)	23.1	1.8	8.8	—	30.3
Income tax provision	—	6.4	0.7	3.4	—	10.5

Net (loss) income	(3.4)	16.7	1.1	5.4	—	19.8
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Equity in net income of subsidiaries:
National Money Mart Company	16.7	—	—	—	(16.7)	—
Guarantors	1.1	—	—	—	(1.1)	—
Non-guarantors	5.6	—	—	—	(5.6)	—

Net income attributable to DFC Global Corp.	$20.0	$16.7	$1.1	$5.6	$(23.4)	$20.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Six Months ended December 31, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$84.4	$32.4	$74.5	$—	$191.3
Check cashing	—	36.8	19.2	16.0	—	72.0
Other	—	30.5	21.2	41.7	—	93.4

Total revenues	—	151.7	72.8	132.2	—	356.7

Operating expenses:
Salaries and benefits	—	30.9	25.6	27.0	—	83.5
Provision for loan losses	—	9.0	4.2	17.2	—	30.4
Occupancy	—	8.8	6.6	8.2	—	23.6
Purchased gold costs	—	4.6	0.6	9.7	—	14.9
Depreciation	—	2.8	1.5	3.2	—	7.5
Other	—	20.5	12.5	25.5	—	58.5

Total operating expenses	—	76.6	51.0	90.8	—	218.4

Operating margin	—	75.1	21.8	41.4	—	138.3

Corporate and other expenses:
Corporate expenses	—	11.5	28.8	9.1	—	49.4
Intercompany charges	—	10.4	(17.3)	6.9	—	—
Other depreciation and amortization	—	0.7	3.9	0.9	—	5.5
Interest expense, net	6.7	35.5	0.6	0.7	—	43.5
Unrealized foreign exchange (gain) loss	—	(34.2)	1.8	—	—	(32.4)
Loss on derivatives not designated as hedges	—	24.6	—	—	—	24.6
(Proceeds from) provision for litigation settlements	—	(4.0)	0.1	—	—	(3.9)
Loss on store closings	—	0.2	0.3	—	—	0.5
Other (income) expense, net	—	(0.3)	(0.2)	3.1	—	2.6

(Loss) income before income taxes	(6.7)	30.7	3.8	20.7	—	48.5

Income tax provision	—	7.9	1.3	7.4	—	16.6

Net (loss) income	(6.7)	22.8	2.5	13.3	—	31.9
Less: Net loss attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiaries
National Money Mart Company	22.8	—	—	—	(22.8)	—
Guarantors	2.5	—	—	—	(2.5)	—
Non-guarantors	13.7	—	—	—	(13.7)	—

Net income attributable to DFC Global Corp.	$32.3	$22.8	$2.5	$13.7	$(39.0)	$32.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Six Months Ended December 31, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:

Net income (loss)	$32.3	$22.8	$2.5	$13.3	$(39.0)	$31.9

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(39.0)	—	—	—	39.0	—
Depreciation and amortization	0.6	4.8	5.4	4.1	—	14.9
Change in fair value of derivatives not designated as hedges	—	15.6	—	—		15.6
Provision for loan losses	—	9.0	4.2	17.2	—	30.4
Non-cash stock compensation	3.2	—	—	—	—	3.2
Losses on disposal of fixed assets	—	—	0.4	—	—	0.4
Unrealized foreign exchange (gain) loss	—	(34.2)	1.8	—	—	(32.4)
Deferred tax provision	—	5.1	2.7	0.4	—	8.2
Accretion of debt discount and deferred issuance costs	4.3	3.2	—	—	—	7.5
Change in assets and liabilities (net of effect of acquisitions):
Increase in loans and other receivables	—	(19.7)	(5.4)	(37.0)	—	(62.1)
Increase in prepaid expenses and other	—	—	(3.6)	(0.5)	—	(4.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3.3	(33.4)	(12.9)	(12.9)	—	(55.9)

Net cash provided by (used in) operating activities	4.7	(26.8)	(4.9)	(15.4)	—	(42.4)
Cash flows from investing activities:
Acquisitions, net cash acquired	—	(19.3)	—	(55.8)	—	(75.1)
Additions to property and equipment	—	(3.7)	(2.9)	(11.5)	—	(18.1)
Net (increase) decrease in due from affiliates	(9.0)	(77.5)	15.7	70.8	—	—

Net cash (used in) provided by investing activities	(9.0)	(100.5)	12.8	3.5	—	(93.2)

Cash flows from financing activities:

Proceeds from exercise of stock options	0.2	—	—	—	—	0.2

Payment of debt issuance and other costs	(0.2)	(0.1)	—	—	—	(0.3)

Net cash used in financing activities	—	(0.1)	—	—	—	(0.1)
Effect of exchange rate changes on cash and cash equivalents	—	12.6	—	2.2	—	14.8

Net (decrease) increase in cash and cash equivalents	(4.3)	(114.8)	7.9	(9.7)	—	(120.9)
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$1.1	$103.8	$26.2	$39.3	$—	$170.4

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

December 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$0.1	$87.6	31.2	77.1	—	$196.0
Consumer loans, net	—	37.0	25.8	125.3	—	188.1
Pawn loans, net	—	0.2	—	144.1	—	144.3
Loans in default, net	—	4.8	—	21.7	—	26.5
Other receivables	0.3	8.0	4.3	12.4	—	25.0
Prepaid expenses and other current assets	—	5.9	7.5	29.6	—	43.0

Total current assets	0.4	143.5	68.8	410.2	—	622.9
Deferred tax asset, net of valuation allowance	—	16.6	—	1.1	—	17.7
Intercompany receivables	396.2	28.9	—	—	(425.1)	—
Property and equipment, net	—	30.8	19.4	58.5	—	108.7
Goodwill and other intangibles	—	224.6	310.6	386.9	—	922.1
Debt issuance costs, net	0.9	13.3	2.6	1.2	—	18.0
Investment in subsidiaries	182.4	438.6	81.5	—	(702.5)	—
Other	—	0.8	18.3	0.1	—	19.2

Total Assets	$579.9	$897.1	$501.2	$858.0	$(1,127.6)	$1,708.6

Current Liabilities
Accounts payable	$1.5	$14.2	14.2	16.7	—	$46.6
Income taxes payable	—	—	(0.3)	13.2	—	12.9
Accrued expenses and other liabilities	0.9	27.8	27.2	36.6	—	92.5
Debt due within one year	—	—	37.8	148.5	—	186.3
Fair value of derivatives	—	48.5	—	—	—	48.5
Current deferred tax liability	—	—	—	1.6	—	1.6

Total current liabilities	2.4	90.5	78.9	216.6	—	388.4
Long-term deferred tax liability	—	11.8	25.9	16.8	—	54.5
Long-term debt	136.2	597.1	—	34.9	—	768.2
Intercompany payables	—	—	198.3	226.8	(425.1)	—
Other non-current liabilities	—	29.5	20.6	7.0	—	57.1

Total liabilities	138.6	728.9	323.7	502.1	(425.1)	1,268.2

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	441.3	168.2	177.5	298.5	(644.2)	441.3
Non-controlling interest	—	—	—	(0.9)	—	(0.9)

Total stockholders’ equity	441.3	168.2	177.5	297.6	(644.2)	440.4

Total Liabilities and Stockholders’ Equity	$579.9	$897.1	$501.2	$858.0	$(1,127.6)	$1,708.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended December 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$45.9	$17.4	$96.4	$—	$159.7
Check cashing	—	18.9	8.4	7.4	—	34.7
Other	—	17.9	9.2	41.9	—	69.0

Total revenues	—	82.7	35.0	145.7	—	263.4

Operating expenses:
Salaries and benefits	—	16.4	12.1	25.7	—	54.2
Provision for loan losses	—	4.9	2.7	23.9	—	31.5
Occupancy	—	5.0	3.3	6.5	—	14.8
Purchased gold costs	—	2.6	1.0	10.7	—	14.3
Depreciation	—	1.8	0.7	3.3	—	5.8
Other	—	11.2	6.3	29.7	—	47.2

Total operating expenses	—	41.9	26.1	99.8	—	167.8

Operating margin	—	40.8	8.9	45.9	—	95.6

Corporate and other expenses:
Corporate expenses	—	4.8	18.1	6.7	—	29.6
Intercompany charges	—	7.0	(13.4)	6.4	—	—
Other depreciation and amortization	—	0.9	2.3	3.4	—	6.6
Interest expense, net	3.7	17.2	(1.2)	4.5	—	24.2
Unrealized foreign exchange loss (gain)	—	(12.9)	—	0.6	—	(12.3)
Gain on derivatives not designated as hedges	—	8.1	—	—	—	8.1
Loss on store closings	—	0.1	0.1	—	—	0.2
Other (income) expense, net	—	0.6	0.1	0.4	—	1.1

(Loss) income before income taxes	(3.7)	15.0	2.9	23.9	—	38.1
Income tax provision (benefit)	—	6.0	(0.1)	6.2	—	12.1

Net (loss) income	(3.7)	9.0	3.0	17.7	—	26.0

Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries:
National Money Mart Company	9.0	—	—	—	(9.0)	—
Guarantors	3.0	—	—	—	(3.0)	—
Non-guarantors	17.9	—	—	—	(17.9)	—

Net income attributable to DFC Global Corp.	$26.2	$9.0	$3.0	$17.9	$(29.9)	$26.2

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Six Months ended December 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$93.0	$34.0	$189.7	$—	$316.7
Check cashing	—	39.2	16.9	14.8	—	70.9
Other	—	35.0	18.7	83.7	—	137.4

Total revenues	—	167.2	69.6	288.2	—	525.0

Operating expenses:
Salaries and benefits	—	33.2	24.6	50.2	—	108.0
Provision for loan losses	—	10.1	5.4	47.8	—	63.3
Occupancy	—	10.3	6.6	12.9	—	29.8
Purchased gold costs	—	4.7	1.8	19.9	—	26.4
Depreciation	—	3.6	1.4	6.4	—	11.4
Other	—	22.1	12.0	60.1	—	94.2

Total operating expenses	—	84.0	51.8	197.3	—	333.1

Operating margin	—	83.2	17.8	90.9	—	191.9

Corporate and other expenses:
Corporate expenses	—	10.5	37.4	12.8	—	60.7
Intercompany charges	—	14.0	(25.5)	11.5	—	—
Other depreciation and amortization	—	1.6	4.4	7.0	—	13.0
Interest expense (income), net	7.2	35.0	(2.5)	9.0	—	48.7
Unrealized foreign exchange loss (gain)	—	29.4	(0.3)	1.0	—	30.1
Gain on derivatives not designated as hedges	—	(12.7)	—	—	—	(12.7)
Provision for litigation settlements	—	0.1	3.9	—	—	4.0
Loss on store closings	—	0.2	0.1	—	—	0.3
Other expense, net	—	0.3	—	0.9	—	1.2

(Loss) income before income taxes	(7.2)	4.8	0.3	48.7	—	46.6
Income tax provision	—	7.5	0.9	14.5	—	22.9

Net (loss) income	(7.2)	(2.7)	(0.6)	34.2	—	23.7

Less: Net loss attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	(2.7)	—	—	—	2.7	—
Guarantors	(0.6)	—	—	—	0.6	—
Non-guarantors	34.6	—	—	—	(34.6)	—

Net income (loss) attributable to DFC Global Corp.	$24.1	$(2.7)	$(0.6)	$34.6	$(31.3)	$24.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Six Months Ended December 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$23.7	$(2.7)	$(0.6)	$34.2	$(30.9)	$23.7
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(30.9)	—	—	—	30.9	—
Depreciation and amortization	0.1	6.7	6.5	13.5	—	26.8
Change in fair value of derivative not designated as a hedge	—	(21.8)	—	0.2	—	(21.6)
Provision for loan losses	—	10.1	5.4	47.8	—	63.3
Non-cash stock compensation	3.3	—	—	—	—	3.3
Losses on disposal of fixed assets	—	—	0.1	—	—	0.1
Unrealized foreign exchange loss (gain)	—	29.3	(0.3)	1.1	—	30.1
Deferred tax (benefit) provision	—	(0.5)	2.9	1.1	—	3.5
Accretion of debt discount and deferred issuance costs	4.5	3.5	—	—	—	8.0
Change in assets and liabilities (net of effect of acquisitions):
Decrease (increase) in loans and other receivables	—	(4.9)	(8.8)	(87.9)	—	(101.6)
Increase in prepaid expenses and other	—	(0.3)	(2.4)	(4.8)	—	(7.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.1	(13.1)	(3.5)	10.2	—	(5.3)

Net cash provided by (used in) operating activities	1.8	6.3	(0.7)	15.4	—	22.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2.6)	—	(65.4)	—	(68.0)
Additions to property and equipment	—	(5.5)	(6.0)	(18.5)	—	(30.0)
Net (increase) decrease in due from affiliates	(4.2)	(0.1)	(15.0)	19.3	—	—

Net cash (used in) provided by investing activities	(4.2)	(8.2)	(21.0)	(64.6)	—	(98.0)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2.5	—	—	—	—	2.5
Net increase in revolving credit facilities	—	—	31.3	58.0	—	89.3
Payment of debt issuance and other costs	—	0.4	(1.6)	0.9	—	(0.3)

Net cash used in financing activities	2.5	0.4	29.7	58.9	—	91.5

Effect of exchange rate changes on cash and cash equivalents	—	(6.1)	—	(3.2)	—	(9.3)

Net increase (decrease) in cash and cash equivalents	0.1	(7.6)	8.0	6.5	—	7.0

Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.1	$87.6	$31.2	$77.1	$—	$196.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K our fiscal year ended June 30, 2011.

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

Executive Summary

Overview

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. Through our over 1,300 retail storefront locations, Internet websites and mobile phone and other remote platforms, we provide a variety of consumer financial products and services in seven countries across North America and Europe — the United Kingdom, Canada, the United States, Sweden, Finland, Poland and the Republic of Ireland.

Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. As a result of our acquisition of Sefina Finance AB, we believe that we are also the largest pawn lender in each of Sweden and Finland and, together with our existing pawn operation in the United Kingdom, we believe we are the largest pawn lender in Europe. At December 31, 2011, our global retail operations consisted of 1,324 retail storefront locations, of which 1,259 are company-owned financial services stores, operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden and Finland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and paydayloan.ca brand names, and in Finland and Sweden primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, we provide financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®.

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

Through industry associations in most of the jurisdictions we operate, including the United Kingdom, Canada and the United States, we continue to seek to foster strong working relationships with regulatory agencies with oversight for our markets and products. Currently, the industry association of which we are a member in the United Kingdom is working with Britain’s Office of Fair Trading to discuss policies and best practices primarily with respect to debt collection procedures and methodologies.

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

During the six months ended December 31, 2011, nearly 40% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing, foreign exchange and fee-based income generated from the MILES program.

We manage our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Our Dealers’ Financial Services, LLC, or DFS, subsidiary, which we operate independently of our other businesses, is included in Other.

Since July 1, 2010, we have acquired eight businesses for an aggregate purchase price of approximately $334.5 million. This includes our December 31, 2010 acquisition of Sefina Finance AB (Sefina), with a purchase price of approximately $90.6 million, including estimated contingent consideration, our April 1, 2011 acquisition of Purpose U.K. Holdings Limited (MEM), for which we paid a purchase price of approximately $195.0 million, and our July 6, 2011 purchase of Risicum Oyj (Risicum), for which we paid a purchase price of approximately $46.5 million.

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

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. As of December 31, 2011, no shares of our common stock have been repurchased.

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

Other than the item noted below, management believes there have been no significant changes during the six months ended December 31, 2011, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

DFS business unit revenues continue to be unfavorably impacted by the continued high troop deployment to Iraq, Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options. To address this situation we have further enhanced our internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for this business, including the addition of another lender for certain of the loans originated by DFS. The attainment of the forecasted business plan and projections related to the DFS MILES program is in part dependent on the success of the management plan to both a) expand the MILES program through its existing channels and b) introduce the MILES program to other branches of the military and military-related organizations. If these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS MILES program indefinite-lived intangible asset and goodwill related to the DFS business unit.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2011		2010		2011
	(Dollars in thousands, except per share amounts)
Total revenues:
Consumer lending	$99,299	54.4%	$159,686	60.6%	$191,297	53.6%	$316,688	60.3%
Check cashing	36,779	20.2%	34,711	13.2%	72,043	20.2%	70,876	13.5%
Pawn service fees and sales	7,253	4.0%	20,455	7.8%	13,514	3.8%	41,252	7.9%
Money transfer fees	7,890	4.3%	9,826	3.7%	15,136	4.2%	19,435	3.7%
Gold sales	11,263	6.2%	18,026	6.8%	22,378	6.3%	33,915	6.4%
Other	19,999	10.9%	20,696	7.9%	42,333	11.9%	42,828	8.2%

Total consolidated revenues	182,483	100.0%	263,400	100.0%	356,701	100.0%	524,994	100.0%

Operating expenses:
Salaries and benefits	42,837	23.5%	54,184	20.6%	83,487	23.4%	107,969	20.6%
Provision for loan losses	16,471	9.0%	31,534	12.0%	30,437	8.5%	63,284	12.0%
Occupancy	12,044	6.6%	14,727	5.6%	23,611	6.6%	29,774	5.7%
Purchased gold costs	7,179	3.9%	14,328	5.4%	14,876	4.2%	26,415	5.0%
Depreciation	3,926	2.2%	5,795	2.2%	7,527	2.1%	11,426	2.2%
Other	30,095	16.5%	47,251	17.9%	58,506	16.4%	94,232	17.9%

Total operating expenses	112,552	61.7%	167,819	63.7%	218,444	61.2%	333,100	63.4%

Operating margin	69,931	38.3%	95,581	36.3%	138,257	38.8%	191,894	36.6%

Corporate expenses	23,938	13.1%	29,619	11.2%	49,364	13.8%	60,689	11.6%
Other depreciation and amortization	2,815	1.5%	6,527	2.5%	5,514	1.5%	12,952	2.4%
Interest expense, net	21,929	12.0%	24,277	9.2%	43,503	12.2%	48,729	9.3%
Unrealized foreign exchange (gain) loss	(17,798)	(9.8)%	(12,348)	(4.7)%	(32,409)	(9.1)%	30,099	5.7%
Loss (gain) on derivatives not designated as hedges	10,800	5.9%	8,133	3.1%	24,620	6.9%	(12,711)	(2.4)%
(Proceeds from) provision for litigation settlements	(4,129)	(2.3)%	48	—%	(3,932)	(1.1)%	4,026	0.8%
Loss on store closings	119	0.1%	142	0.1%	467	0.1%	292	0.1%
Other expense, net	1,980	1.2%	1,120	0.4%	2,681	0.9%	1,242	0.2%

Income before income taxes	30,277	16.6%	38,063	14.5%	48,449	13.6%	46,576	8.9%
Income tax provision	10,484	5.7%	12,069	4.6%	16,589	4.7%	22,873	4.4%

Net income	19,793	10.9%	25,994	10.0%	31,860	8.9%	23,703	4.5%
Less: Net loss attributable to non-controlling interests	(243)	(0.1)%	(275)	(0.1)%	(400)	(0.1)%	(425)	(0.1)%

Net income attributable to DFC Global Corp.	$20,036	11.0%	$26,269	10.0%	$32,260	9.0%	$24,128	4.6%

Net income per share attributable to DFC Global Corp.:
Basic	$0.55		$0.60		$0.89		$0.55
Diluted	$0.53		$0.58		$0.86		$0.53

Constant Currency Analysis

We maintain operations in Canada, Europe and the United States. Over 80% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended December 31, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9775 and 1.5715, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended December 31, 2011 were 0.9875 and 1.5807, respectively, which represents the average exchange rates used to translate the results for the three months ended December 31, 2010. For the six months ended December 31, 2011, the actual average exchange rates used to translate the Canadian and United Kingdom’s results were 0.9992 and 1.5910, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and United Kingdom’s results for the three months ended December 31, 2011 were 0.9749 and 1.5659, respectively, which represents the average exchange rates used to translate the results for the six months ended December 31, 2010.

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

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

Revenues

Total revenues for the three months ended December 31, 2011 increased by $80.9 million, or 44.3%, as compared to the three months ended December 31, 2010. The impact of new stores and acquisitions accounted for an increase of $69.2 million, while the impact of foreign currency accounted for a decrease of $2.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $13.8 million, or 7.5%. The increase was primarily the result of a $16.0 million increase in revenues in Europe, primarily related to consumer lending, pawn service fees and sales and gold sales, partially offset by a $2.2 million decrease in DFS revenues.

Consolidated fees from consumer lending were $159.7 million for the three months ended December 31, 2011 compared to $99.3 million for the year earlier period, an increase of $60.4 million or 60.8%. The impact of new stores and acquisitions accounted for an increase of $48.8 million, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum. The impact of foreign currency accounted for a decrease of $1.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $12.9 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $11.2 million, $1.0 million and $0.7 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $2.1 million, or 5.6%, for the three months ended December 31, 2011 compared to the prior year period. There was a decrease of approximately $0.2 million related to foreign exchange rates and increases from new stores and acquisitions of $3.5 million. The remaining check cashing revenues were down $5.3 million, or 14.5%, for the three months ended December 31, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues declined 18.4% in Europe, 14.1% in Canada and 11.8% in United States Retail. There was a decline of 10.2% in the number of checks cashed for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business. Concurrently, our store debit card revenues are increasing as more of our customers are switching to this medium in lieu of checks.

Pawn service fees were $20.5 million for the three months ended December 31, 2011, representing an increase of $13.2 million, or 182.0%, compared to the prior year period. The impact of foreign currency fluctuations accounted for a decrease of $0.1 million and increases of approximately $10.3 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $3.0 million, or 41.6%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the three months ended December 31, 2011, money transfer fees, gold sales and all other revenues increased by $9.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $3.2 million, or 8.1%, for the three months ended December 31, 2011 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail, and increased debit card fees in Canada, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $167.8 million for the three months ended December 31, 2011 compared to $112.6 million for the three months ended December 31, 2010, an increase of $55.2 million or 49.1%. The impact of foreign currency fluctuations accounted for a decrease of $1.4 million. The primary increase in the current year’s operating expenses is related to new stores and acquisitions of approximately $49.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $7.0 million as compared to the prior year. For the three months ended December 31, 2011, total operating expenses increased to 63.7% of total revenue as compared to 61.7% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.9%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 19.7% for the three months ended December 31, 2011 compared to 16.6% for the three months ended December 31, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandanavia, which typically carry higher loan losses, but lower overall operating costs than our store based businesses.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $7.7 million and $0.9 million, respectively, and decreased by $1.0 million in Canada. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the volume of purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs, professional fees and franchise and other taxes, partially offset by increased costs related to the purchased gold product.

Corporate Expenses

Corporate expenses were $29.6 million for the three months ended December 31, 2011 compared to $23.9 million for the three months ended December 31, 2010, or an increase of $5.7 million. The increase is consistent with our increased investment in ecommerce and our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $6.5 million for the three months ended December 31, 2011 compared to $2.8 million for the three months ended December 31, 2010. The increase of $3.7 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights.

Interest Expense

Interest expense, net was $24.3 million for the three months ended December 31, 2011 compared to $21.9 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions, as well as interest expense on debt assumed as part of the Sefina acquisition. Included in the interest expense for the three months ended December 31, 2011 is approximately $5.1 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $4.6 million for the three months ended December 31, 2010, representing an increase of approximately $0.5 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million non-cash interest charge for both the three months ended December 31, 2011 and December 31, 2010.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange gain of $12.3 million for the three months ended December 31, 2011 is due primarily to the unrealized foreign exchange gain associated with the mark to market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange losses on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our 2006 credit agreement leaving only the Canadian subsidiary’s $600.0 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain of $17.8 million for the three months ended December 31, 2010 is due primarily to the mark to market of the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The mark to market loss on derivatives not designated as hedges was $8.1 million for the three months ended December 31, 2011, compared to a loss of $10.8 million for the three months ended December 31, 2010. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

(Proceeds from) Provision for Litigation Settlements

The proceeds from litigation settlements during the three months ended December 31, 2010 was $4.1 million and related to cash received from certain Canadian franchisees for their portion of settlement costs for the Canadian class actions.

Other (Income) Expense

During the three months ended December 31, 2011, we recorded net other expenses of approximately $1.1 million, due to acquisition-related activities of $1.0 million and realized foreign exchange losses of $0.8 million, offset by other income items of $0.7 million.

During the three months ended December 31, 2010, we recorded other expenses of approximately $2.0 million, due to acquisition-related activities of $2.7 million, offset by other income items of $0.7 million.

Income Tax Provision

The provision for income taxes was $12.1 million for the three months ended December 31, 2011 compared to a provision of $10.5 million for the three months ended December 31, 2010. Our effective tax rate was 31.7% for the three months ended December 31, 2011 and was 34.6% for the three months ended December 31, 2010. The decrease in the effective tax rate for the three months ended December 31, 2011 as compared to the prior year was primarily a result of the tax treatment of the unrealized mark to market foreign currency exchange losses in Canada. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2011, we maintained deferred tax assets of $115.7 million, which is offset by a valuation allowance of $88.2 million, which represents a decrease of $2.0 million in the net deferred tax asset during the three months ended December 31, 2011. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $115.7 million in deferred tax assets consists of $43.9 million related to net operating losses and other temporary differences, $53.3 million related to foreign tax credits and $18.5 million in foreign deferred tax assets. At December 31, 2011, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $43.9 million, which represents a decrease of $1.0 million in the period. The net operating loss carry forward at June 30, 2011 was $78.2 million and at December 31, 2011 was $75.4 million, a decrease of $2.8 million due to a competent authority adjustment. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $53.3 million. Additionally, we maintain foreign deferred tax assets in the amount of $18.5 million, which is offset by a valuation allowance of $0.8 million related to the Canadian cross-currency interest rate swaps.

At June 30, 2011, we had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At December 31, 2011, we had $15.1 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States and the United Kingdom, and tax years ending June 30, 2006 through 2011 for Canada. The Canadian tax authorities have assessed tax for tax years ending June 30, 2006 and 2007, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009. We believe our existing reserves for all tax matters, including the Canadian audits and assessments, are adequate.

Six Months Ended December 31, 2011 compared to Six Months Ended December 31, 2010

Revenues

Total revenues for the six months ended December 31, 2011 increased by $168.3 million, or 47.2%, as compared to the six months ended December 31, 2010. The impact of foreign currency accounted for $8.9 million of the revenue increase with an additional increase of $130.3 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $29.1 million, or 8.2%. The increase was primarily the result of a $33.6 million increase in revenues in Europe, primarily related to consumer lending and pawn service fees and sales, partially offset by a $5.1 million decrease in DFS revenues.

Consolidated fees from consumer lending were $316.7 million for the six months ended December 31, 2011 compared to $191.3 million for the year earlier period, an increase of $125.4 million or 65.5%. The impact of foreign currency fluctuations accounted for an increase of approximately $5.1 million and the impact of new stores and acquisitions was an increase of $92.7 million, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $27.5 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $24.0 million, $1.9 million and $1.6 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $1.2 million, or 1.6%, for the six months ended December 31, 2011 compared to the prior year period. There was an increase of approximately $1.2 million related to foreign exchange rates and increases from new stores and acquisitions of $6.5 million. The remaining check cashing revenues were down $8.9 million, or 12.4%, for the six months ended December 31, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues declined 16.2% in Europe, 10.8% in Canada and 12.2% in United States Retail. There was a decline of 7.4% in the number of checks cashed for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. Concurrently, our store debit card revenues are increasing as more of our customers are switching to this medium in lieu of checks.

Pawn service fees were $41.3 million for the six months ended December 31, 2011, representing an increase of $27.7 million, or 205.2%, compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of $1.3 million and increases of approximately $19.5 million related to the impact from new stores and acquisitions, including our December 31, 2010 acquisition of Sefina. The remaining increase of $6.9 million, or 51.2%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the six months ended December 31, 2011, money transfer fees, gold sales and all other revenues increased by $16.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $3.6 million, or 4.5%, for the six months ended December 31, 2011 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail, and increased debit card fees in Canada, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $333.1 million for the six months ended December 31, 2011 compared to $218.4 million for the six months ended December 31, 2010, an increase of $114.7 million or 52.5%. The impact of foreign currency fluctuations accounted for an increase of $5.1 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $92.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $17.2 million as compared to the prior year. For the six months ended December 31, 2011, total operating expenses increased to 63.4% of total revenue as compared to 61.2% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.1%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 20.0% for the six months ended December 31, 2011 compared to 15.9% for the six months ended December 31, 2010. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandanavia, which typically carry higher loan losses, but lower overall operating costs than our store based businesses.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $18.5 million and $1.4 million, respectively, and decreased by $1.7 million in Canada. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs.

Corporate Expenses

Corporate expenses were $60.7 million for the six months ended December 31, 2011 compared to $49.4 million for the six months ended December 31, 2010, or an increase of $11.3 million. The increase is consistent with our increased investment in our ecommerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $13.0 million for the six months ended December 31, 2011 compared to $5.5 million for the six months ended December 31, 2010. The increase of $7.5 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights.

Interest Expense

Interest expense, net was $48.7 million for the six months ended December 31, 2011 compared to $43.5 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions, as well as interest expense on debt assumed as part of the Sefina acquisition. Included in the interest expense for the six months ended December 31, 2011 is approximately $10.2 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $9.1 million for the six months ended December 31, 2010, representing an increase of approximately $1.1 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $3.3 million non-cash interest charge for the six months ended December 31, 2011 as compared to a charge of approximately $3.2 million for the six months ended December 31, 2010.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange loss of $30.1 million for the six months ended December 31, 2011 is due primarily to the unrealized foreign exchange losses associated with the mark to market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. The unrealized foreign exchange gain of $32.4 million for the six months ended December 31, 2010 is due primarily to the mark to market of the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The mark to market gain on derivatives not designated as hedges was $12.7 million for the six months ended December 31, 2011, compared to a loss of $24.6 million for the six months ended December 31, 2010. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

(Proceeds from) Provision for Litigation Settlements

The provision for litigation settlements during the six months ended December 31, 2011 was $4.0 million and primarily related to the settlement of litigation in California.

The proceeds from litigation settlements during the three months ended December 31, 2010 was $3.9 million, primarily related to cash received from certain Canadian franchisees for their portion of settlement costs for the Canadian class actions.

Other (Income) Expense

During the six months ended December 31, 2011, we recorded net other expenses of approximately $1.2 million, due to acquisition-related activities of $2.1 million and realized foreign exchange losses of $0.7 million, partially offset by other income items of $1.6 million.

During the six months ended December 31, 2010, we recorded other expenses of approximately $2.7 million, due to acquisition-related activities of $3.6 million, partially offset by other income items of $0.9 million.

Income Tax Provision

The provision for income taxes was $22.9 million for the six months ended December 31, 2011 compared to a provision of $16.6 million for the six months ended December 31, 2010. Our effective tax rate was 49.1% for the six months ended December 31, 2011 and was 34.2% for the six months ended December 31, 2010. The increase in the effective tax rate for the six months ended December 31, 2011 as compared to the prior year was primarily a result of the tax treatment of the unrealized mark to market foreign currency exchange losses in Canada. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2011, we maintained deferred tax assets of $115.7 million, which is offset by a valuation allowance of $88.2 million, which represents a decrease of $5.2 million in the net deferred tax asset during the six months ended December 31, 2011. The change for the period in our deferred tax assets and valuation allowances is presented in the table below.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
U.S. increase/(decrease)	(0.9)	0.6	(1.5)
Foreign increase/(decrease)	(3.7)	—	(3.7)

Balance at December 31, 2011	$115.7	$88.2	$27.5

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Review of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

	Three Months Ended December 31,		% Inc/Dec - Margin Change	Six Months Ended December 31,		% Inc/Dec - Margin Change

	2010	2011		2010	2011
	(Dollars in thousands)
Europe revenues:
Consumer lending	$39,588	$96,407	143.5%	$74,470	$189,712	154.7%
Check cashing	8,231	7,448	(9.5)%	15,982	14,813	(7.3)%
Pawn service fees and sales	7,246	20,438	182.1%	13,505	41,223	205.2%
Money transfer fees	1,942	2,796	44.0%	3,629	5,329	46.8%
Gold sales	6,416	12,359	92.6%	13,660	23,064	68.8%
Other	4,951	6,258	26.4%	10,919	14,062	28.8%

Total Europe revenues	$68,374	$145,706	113.1%	$132,165	$288,203	118.1%
Operating margin	30.8%	31.5%	0.7 pts.	31.5%	31.5%	0.0 pts.

Canada revenues:
Consumer lending	$43,031	$45,871	6.6%	$84,461	$92,956	10.1%
Check cashing	19,076	18,904	(0.9)%	36,830	39,167	6.3%
Pawn service fees and sales	7	17	N/M	9	29	N/M
Money transfer fees	4,822	5,724	18.7%	9,251	11,518	24.5%
Gold sales	4,287	4,043	(5.7)%	7,703	7,820	1.5%
Other	6,548	8,176	24.9%	13,445	15,741	17.1%

Total Canada revenues	$77,771	$82,735	6.4%	$151,699	$167,231	10.2%
Operating margin	49.2%	49.3%	0.1 pts.	49.5%	49.8%	0.3 pts.

United States Retail revenues:
Consumer lending	$16,680	$17,408	4.4%	$32,366	$34,020	5.1%
Check cashing	9,472	8,359	(11.8)%	19,231	16,896	(12.1)%
Money transfer fees	1,126	1,306	16.0%	2,256	2,588	14.7%
Gold sales	560	1,624	190.0%	1,015	3,031	198.6%
Other	3,012	2,992	(0.7)%	5,943	6,121	3.0%

Total United States Retail revenues	$30,850	$31,689	2.7%	$60,811	$62,656	3.0%
Operating margin	25.3%	24.6%	(0.7 pts. )	24.4%	24.3%	(0.1 pts. )

Other revenues:
Other	5,488	3,270	(40.4)%	12,026	6,904	(42.6)%

Total Other revenues	$5,488	$3,270	(40.4)%	$12,026	$6,904	(42.6)%
Operating margin	50.9%	34.1%	(16.8 pts. )	56.0%	36.6%	(19.4 pts. )

Total revenue	$182,483	$263,400	44.3%	$356,701	$524,994	47.2%

Operating margin	$69,931	$95,581	36.7%	$138,257	$191,894	38.8%

Operating margin %	38.3%	36.3%	(2.0pts. )	38.8%	36.6%	(2.2 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended December 31,						Six Months Ended December 31,
	Revenue		Pre-Tax Income				Revenue		Pre-Tax Income
	2010	2011	2010		2011		2010	2011	2010		2011
Europe	37.5%	55.3%	62.5%		69.7	%(3)	37.1%	54.9%	64.9%		72.1	%(9)
Canada	42.6%	31.4%	59.3	%(1)	34.7	%(4)	42.5%	31.9%	49.6	%(7)	35.3	%(10)
United States Retail	16.9%	12.0%	35.6%		20.4	%(5)	17.0%	11.9%	35.1%		19.7	%(11)
Other	3.0%	1.3%	(57.4	)%(2)	(24.8	)%(6)	3.4%	1.3%	(49.6	)%(8)	(27.1	)%(12)

	100.0%	100.0%	100.0%		100.0%		100.0%	100.0%	100.0%		100.0%

(1)	Excludes $18.9 million of unrealized foreign exchange gains, $10.8 million of losses on derivatives not designated as hedges and $4.2 million of proceeds from litigation settlements.
(2)	Excludes $1.1 million of unrealized foreign exchange losses.

(3)	Excludes $0.5 million of unrealized foreign exchange losses.
(4)	Excludes $12.9 million of unrealized foreign exchange gains and $8.1 million of losses on derivatives not designated as hedges.
(5)	Excludes $0.1 million of unrealized foreign exchange losses.
(6)	Excludes $0.1 million of unrealized foreign exchange gains.
(7)	Excludes $34.1 million of unrealized foreign exchange gains, $24.6 million of losses on derivatives not designated as hedges and $4.1 million of proceeds from litigation settlements.
(8)	Excludes $1.8 million of unrealized foreign exchange losses and $0.1 million of provisions for litigation settlements.
(9)	Excludes $1.0 million of unrealized foreign exchange losses.
(10)	Excludes $29.4 million of unrealized foreign exchange losses, $12.7 million of gains on derivatives not designated as hedges and $0.1 million of provisions for litigation settlements.
(11)	Excludes $3.9 million of provisions for litigation settlements.
(12)	Excludes $0.3 million of unrealized foreign exchange gains.

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

Europe

Total revenues in Europe were $145.7 million for the three months ended December 31, 2011, compared to $68.4 million for the year earlier period, an increase of $77.3 million or 113.1%. The MEM, Sefina and Risicum acquisitions contributed $52.4 million of revenue for the three months ended December 31, 2011. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $16.0 million, or 23.5%. Consumer lending and pawn service fees were up by $11.2 million and $3.0 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $3.3 million primarily as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $1.5 million, or 18.4% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $52.5 million, or 111.1%, from $47.3 million for the three months ended December 31, 2010 as compared to $99.8 million for the three months ended December 31, 2011. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $7.7 million or 16.2%. There was an increase of 0.8 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended December 31, 2010 was 24.0% while for the current year, the rate increased to 24.8%. On a constant currency basis, the operating margin percentage in Europe increased from 30.8% for the three months ended December 31, 2010 to 31.4% for the current year primarily due to percentage decreases in salaries and benefits and occupancy costs partially offset by the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending and lower gold sales margins. We employ a variety of media to advertise the products and services that we offer in our financial services stores and Internet sales channel, including point of purchase and in-store promotions, mass media campaigns including television and radio advertisements, and electronic media costs such as text messaging, e-mail campaigns, search engine marketing and web site marketing. Advertising expense also includes lead generation costs paid to online companies in exchange for providing leads for potential customers interested in using the products and services we offer.

The pre-tax income in Europe was $23.1 million for the three months ended December 31, 2011 compared to $11.9 million for the prior year, an increase of $11.2 million – on a constant currency basis, the increase was $11.1 million. In addition to increased operating margins of $25.0 million, pre-tax income was negatively impacted by increased interest expense of $5.0 million, increased amortization expense of $3.0 million and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $5.1 million.

Canada

Total revenues in Canada were $82.7 million for the three months ended December 31, 2011, an increase of 6.4%, or $5.0 million, as compared to the three months ended December 31, 2010. The impact of new stores and acquisitions accounted for $6.7 million of this increase. The impact of foreign currency rates accounted for a $0.8 million decrease. Consumer lending revenues in Canada increased by $3.3 million or 7.7% (on a constant currency basis) for the three months ended December 31, 2011 as compared to the prior year, reflecting new customer growth from our television advertising campaigns designed to highlight our competitive pricing advantage to customers, and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $2.5 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees. Check cashing revenues were flat in Canada due to a 3.4% decrease in the number of checks cashed, partially offset by a 0.7% increase in the total value of checks cashed (also on a constant currency basis).

Operating expenses in Canada increased $2.4 million, or 6.1%, from $39.5 million for the three months ended December 31, 2010 to $41.9 million for the three months ended December 31, 2011. The impacts of changes in foreign currency rates resulted in a decrease of $0.4 million. The constant currency increase of approximately $2.8 million is primarily related to costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 0.4 pts from 11.2% to 10.8%. Overall Canada’s operating margin percentage increased from 49.2% for the three months ended December 31, 2010 to 49.3% for the three months ended December 31, 2011. The increase in this area is primarily the result of increased revenue and reduced salaries and benefits costs.

Canada pre-tax income was $16.5 million for the three months ended December 31, 2011 compared to pre-tax income of $23.6 million for the prior year, a decrease of $7.1 million. On a constant currency basis, the pre-tax income was also $16.5 million. On a constant currency basis, the positive impacts of increased operating margins of $3.0 million, reduced interest expense of $1.2 million and a non-cash valuation gain of $2.7 million on the cross currency interest rate swaps, were offset by reduced proceeds from litigation settlements of $4.2 million, increased corporate expenses of $2.5 million and a reduced unrealized mark to market foreign exchange gain of $6.2 million related to our senior notes. The amount of unrealized mark to market foreign exchange gains/losses is based on exchange rates as of the end of the reporting period (in this case December 31, 2011) and is subject to the volatility of daily foreign exchange rate fluctuations.

United States Retail

Total United States Retail revenues were $31.7 million for the three months ended December 31, 2011 compared to $30.9 million for the three months ended December 31, 2010, an increase of $0.8 million or 2.7%. From a product perspective, this increase is primarily related to increases of $0.7 million and $1.1 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $1.1 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail decreased to 24.6% for the three months ended December 31, 2011, compared to 25.3% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs.

United States Retail pre-tax profit was $6.8 million for the three months ended December 31, 2011 and December 31, 2010.

Other

Included in Other are DFS revenues of $3.3 million for the three months ended December 31, 2011, compared to $5.5 million for the three months ended December 31, 2010, a decrease of $2.2 million or 40.7%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Iraq, Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options. We further enhanced our internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for the DFS business. This plan includes expanding the business through DFS’ existing channels and introducing the business to other branches of the military and military-related organizations, as well as adding new lenders for certain of the loans originated by DFS.

Six Months Ended December 31, 2011 compared to Six Months Ended December 31, 2010

Europe

Total revenues in Europe were $288.2 million for the six months ended December 31, 2011, compared to $132.2 million for the year earlier period, an increase of $156.0 million or 118.1%. The MEM, Sefina and Risicum acquisitions contributed $101.3 million of revenue for the six months ended December 31, 2011. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $33.6 million, or 25.5%. Consumer lending and pawn service fees were up by $24.0 million and $6.9 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued robust performance of the store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $5.4 million as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks to debit cards, and decreased by approximately $2.6 million, or 16.2% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $106.7 million, or 117.8%, from $90.6 million for the six months ended December 31, 2010 as compared to $197.3 million for the six months ended December 31, 2011. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $18.5 million or 20.4%. There was an increase of 2.1 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the six months ended December 31, 2010 was 23.1% while for the current year, the rate increased to 25.2%. On a constant currency basis, the operating margin percentage in Europe was 31.5% for both the six months ended December 31, 2010 and December 31, 2011, due to the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending offset by reduced salaries and benefits costs and reduced occupancy costs as a percentage of revenue.

The pre-tax income in Europe was $48.0 million for the six months ended December 31, 2011 compared to $23.9 million for the prior year, an increase of $24.1 million — on a constant currency basis, the increase was $22.9 million. In addition to increased operating margins of $47.5 million, pre-tax income was negatively impacted by increased interest expense of $8.9 million, increased amortization expense of $6.0 million, and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $7.8 million.

Canada

Total revenues in Canada were $167.2 million for the six months ended December 31, 2011, an increase of 10.2%, or $15.5 million, as compared to the six months ended December 31, 2010. The impact of foreign currency rates and new stores and acquisitions accounted for $3.9 million and $12.9 million of this increase, respectively. Consumer lending revenues in Canada increased by $6.3 million or 7.4% (on a constant currency basis) for the six months ended December 31, 2011 as compared to the prior year, reflecting new customer growth from our television advertising campaigns designed to highlight our competitive pricing advantage to customers, and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $3.9 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees. Check cashing revenues increased $1.4 million in Canada due to increases in the number of checks and the total value of checks cashed, up by 2.2% and 5.4%, respectively (also on a constant currency basis), primarily related to the acquired franchisee stores.

Operating expenses in Canada increased $7.4 million, or 9.7%, from $76.6 million for the six months ended December 31, 2010 to $84.0 million for the six months ended December 31, 2011. The impacts of changes in foreign currency rates resulted in an increase of $2.0 million. The constant currency increase of approximately $5.4 million is primarily related to costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 0.2 pts from 10.7% to 10.9%. Overall Canada’s operating margin percentage increased from 49.5% for the six months ended December 31, 2010 to 49.8% for the six months ended December 31, 2011. The increase in this area is primarily the result of increased revenue and reduced salaries and benefits costs as a percentage of revenue.

Canada pre-tax income was $7.1 million for the six months ended December 31, 2011 compared to pre-tax income of $31.8 million for the prior year, a decrease of $24.7 million. On a constant currency basis, pre-tax income was $7.2 million. On a constant currency basis, the decrease in pre-tax income from the prior year is attributable to the positive impacts of increased operating margins of $6.1 million, a non-cash valuation gain of $36.8 million on the cross currency interest rate swaps and reduced interest expense of $2.1 million, which were offset by an unrealized mark to market foreign exchange loss of $62.5 million related to our senior notes, reduced proceeds from litigation settlements of $4.2 million and increased corporate expenses of $2.0 million. The amount of unrealized foreign exchange gains/losses is based on exchange rates as of the end of the reporting period (in this case December 31, 2011) and is subject the volatility of daily foreign exchange rate fluctuations.

United States Retail

Total United States Retail revenues were $62.7 million for the six months ended December 31, 2011 compared to $60.8 million for the six months ended December 31, 2010, an increase of $1.8 million or 3.0%. From a product perspective, this increase is primarily related to increases of $1.6 million and $2.0 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $2.3 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail were 24.3% for the six months ended December 31, 2011, compared to 24.4% for the prior year period. United States Retail operating margins are significantly lower than our other segments. The primary drivers for this disparity are greater competition in the United States, which effects revenue per store, higher U.S. salary costs and somewhat higher occupancy costs.

United States Retail pre-tax profit was $9.5 million for the six months ended December 31, 2011 compared to $12.9 million for the prior year. The decrease was primarily the result of a $3.9 million provision for litigation settlements.

Other

Included in Other are DFS revenues of 6.9 million for the six months ended December 31, 2011, compared to $12.0 million for the six months ended December 31, 2010, a decrease of $5.1 million or 42.5%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Iraq, Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing, consumer and pawn lending and other operating and acquisition activities. For the six months ended December 31, 2011, cash and cash equivalents increased $7.0 million, which is net of a $9.3 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.

Consumer loans, net increased by $26.2 million to $188.1 million at December 31, 2011 from $161.9 million at June 30, 2011. Consumer loans, gross increased by $29.8 million and the related allowance for loan losses increased by $3.6 million. A significant factor for the increase in consolidated consumer loans balances is related to our acquisition of Risicum in July of 2011, as well as an increase in internet loans in the United Kingdom. On a segment basis, the Europe business unit showed an increase in its consumer loans, gross balances of $25.6 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $32.3 million. As noted, the increase in the Europe consumer loans balances was primarily the result of the Risicum acquisition, with the remaining increase primarily due to the growth in internet loans in the United Kingdom. The Canadian business unit showed an increase in their consumer loans, gross balances of $1.5 million. On a constant currency basis, the Canadian business had an increase in consumer loans, gross balances of $3.6 million. The United States Retail business had an increase of $2.7 million in their consumer loans, gross balances.

In constant dollars, the allowance for loan losses increased by $4.8 million and increased as a percentage of the outstanding principal balance to 9.2% at December 31, 2011 from 8.5% at June 30, 2011. The following factors impacted this area:

•

In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 11.9% at June 30, 2011 to 12.3% at December 31, 2011, primarily as a result of higher loss reserves applied to our legacy and internet loan business, partially offset by lower loss reserves applied to the recently acquired Risicum consumer loan portfolio. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding has increased from 1.6% at June 30, 2011 to 2.1% at December 31, 2011.

•	The ratio of the allowance for loan losses related to United States Retail short-term consumer loans increased slightly from 1.8% at June 30, 2011 to 1.9% at December 31, 2011.

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

Net cash provided by operating activities was $22.8 million for the six months ended December 31, 2011, compared to net cash used in operating activities of $42.4 million for the six months ended December 31, 2010. The increase in net cash from operations was primarily the result of the growth in revenue and operating margin, as well as reduced payments related to settled Canadian class action litigation, partially offset by a significant increase in the growth of the loans receivable portfolio.

Net cash used in investing activities was $98.0 million for the six months ended December 31, 2011, compared to $93.2 million for the six months ended December 31, 2010. Our investing activities primarily relate to acquisitions, purchases of property and equipment for our stores and investments in technology. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. During the six months ended December 31, 2011, we made capital expenditures of $30.0 million and acquisitions of $68.0 million. During the six months ended December 31, 2010, we made capital expenditures of $18.1 million and acquisitions of $75.1 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $55.0 million to $60.0 million during our fiscal year ending June 30, 2012.

Net cash provided by financing activities was $91.5 million for the six months ended December 31, 2011, compared to net cash used by financing activities of $0.1 million for the six months ended December 30, 2010. The cash provided by financing activities during the six months ended December 31, 2011 was primarily a result of a net drawdown on our revolving credit facilities of $89.3 million to finance acquisitions during the period, and from the proceeds from stock options exercised.

Senior Secured Credit Facility On March 3, 2011, we replaced our existing credit facility with a new senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The new facility consists of a $200.0 million global revolving credit facility, with the potential to further increase our available borrowings under the facility to $250.0 million. Availability under the global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S. and Canadian operations, our U.K.-based retail and our U.K. retail store-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.

Borrowings under the global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the global revolving credit facility is derived from a pricing grid primarily based on our consolidated leverage ratio, which currently allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus ½ of 1% plus 300 basis points. The global revolving credit facility will mature on March 1, 2015.

On December 23, 2011, we entered into an amendment to the senior secured credit agreement governing our global revolving credit facility which increases our flexibility with respect to business operations, transactions and reporting.

As of December 31, 2011, there was $154.3 million outstanding under our global revolving credit facility.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of December 31, 2011, we were in compliance with all such covenants.

Scandinavian Credit Facilities As a result of the December 2010 acquisition of Sefina, we assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million ($34.9 million at December 31, 2011). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.68% at December 31, 2011). Also with the same Scandinavian bank, we assumed an overdraft facility due December 31, 2011 with a commitment of up to SEK 85 million. In December 2011, this overdraft facility was extended to December 31, 2012. As of December 31, 2011, SEK 20 million ($2.9 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.78% at December 31, 2011). We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million, of which EUR 16.0 million ($20.8 million) was outstanding as of December 31, 2011 at a rate of Euribor plus 195 basis points (2.59% at December 31, 2011).

Other Debt. Other debt consists of $8.3 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.8 million revolving loan and a $5.5 million term loan, each of which will mature in September 2012.

Long-Term Debt. As of December 31, 2011, our long term debt consisted of the following: (i) $597.1 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company: (ii) $42.0 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes; (iii) $94.1 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes; and (iv) $34.9 million of borrowings under Sefina’s revolving credit facility and bank loans which we assumed in the acquisition.

The 2016 notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010, and will mature on December 15, 2016. The 2016 notes are guaranteed by DFC Global Corp. and certain of its wholly owned direct and indirect U.S. and Canadian subsidiaries.

The 2027 notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007, and will mature on June 30, 2027, unless earlier converted, redeemed or repurchased. The 2028 notes bear interest at a rate of 3.00% per annum, payable in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2010, and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased. The 2027 notes and the 2028 notes are general unsecured obligations of DFC Global Corp. and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.

A full description of the terms of our indebtedness and related requirements is contained in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31 2011, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving credit facilities	$154.3	$154.3	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0
2.875% Senior Convertible Notes due 2027	44.8	—	—	—	44.8	(1)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0	(2)
Scandinavian credit facilities	58.6	23.7	26.9	8.0
Other Notes Payable	8.3	8.3	—	—	—
Obligations under Litigation Settlement Agreements Payable in Cash	14.6	14.6	—	—	—
Contingent consideration payments(4)	7.4	7.4
Operating lease obligations(3)	254.7	52.4	84.6	57.3	60.4

Total contractual cash obligations(5)	$1,262.7	$260.7	$111.5	$665.3	$225.2

(1)	Holders have the right to require DFC to purchase all or a portion of the Notes on December 31, 2012 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require DFC to purchase all or a portion of the Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.
(4)	Excluded from the table is approximately $8.8 million of additional contingent acquisition payments that are dependent on the operating performance of Sefina.
(5)	Excluded from the table are any potential payments on our cross-currency interest rate swaps which expire in October 2012, as these payments are not fixed and determinable.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard update amends certain accounting and disclosure requirements related to fair value measurements. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. We do not believe ASU 2011-04 will have a material impact on our financial position or results of operations.

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

DFC GLOBAL CORP.

SUPPLEMENTAL STATISTICAL DATA

The following chart presents a summary of our consumer lending operations, including loan originations, which includes loan extensions and revenues for the following periods (in millions):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2011		2010	2011

U.S. consumer loan originations	$132.4	$138.5		$255.7	$270.0
Canadian consumer loan originations	224.1	230.2	(1)	436.4	472.1	(1)
U.K. consumer loan originations	171.3	354.5	(2)	323.7	703.8	(2)
Poland consumer loan originations	4.5	4.8	(3)	8.3	9.4	(3)
Risicum consumer loan originations	—	28.8	(4)	—	59.6	(4)

Total consumer loan originations	$532.3	$756.8		$1,024.1	$1,514.9

U.S. consumer loan revenues	$16.7	$17.4		32.4	34.0
Canadian consumer loan revenues	43.0	45.9		84.4	93.0
U.K. consumer loan revenues	37.2	84.9		70.1	167.2
Poland consumer loan revenues	2.4	2.6		4.4	5.3
Risicum consumer loan revenue	—	8.9		—	17.2

Total consumer lending revenues, net	$99.3	$159.7		$191.3	$316.7

Net charge-offs on consumer loans as a percentage of total consumer loan originations	2.9%	2.8%		2.5%	2.8%

(1)	Net of a $2.3 million decrease and $11.2 million increase as a result of the impact of exchange rates for the three and six months ended December 31, 2011.
(2)	Net of a $2.1 million decrease and $10.5 million increase as a result of the impact of exchange rates for the three and six months ended December 31, 2011.
(3)	Net of a $0.6 and $0.4 million decrease as a result of the impact of exchange rates for the three and six months ended December 31, 2011.
(4)	Risicum was acquired in July 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Put Options

Operations in Canada and Europe have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in Canada and Europe against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At December 31, 2011, we did not hold any put options. Historically we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates.

Canada operations (exclusive of unrealized foreign exchange loss of $29.4 million, provision for litigation settlements of $0.1 million, gain on derivatives not designated as hedges of $12.7 million, and loss on store closings of $0.1 million) accounted for approximately 34.2% of consolidated pre-tax earnings for the six months ended December 31, 2011 and 49.4% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $34.1 million, loss on derivatives not designated as hedges of $24.6 million, and proceeds from litigation settlements of $4.1 million) for the six months ended December 31, 2010. Europe operations (exclusive of unrealized foreign exchange loss of $1.0 million) accounted for approximately 72.9% of consolidated pre-tax earnings for the six months ended December 31, 2011 and 64.1% of consolidated pre-tax earnings for the six months ended December 31, 2010. U.S. operations (exclusive of unrealized foreign exchange gain of $0.3 million, provision for litigation settlements of $3.9 million and loss on store closings of $0.1 million) accounted for approximately (7.1)% of consolidated pre-tax earnings for the six months ended December 31, 2011 and (13.5)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $1.8 million, provision for litigation settlements of $0.1 million, and loss on store closings of $0.3 million) for the six months ended December 31, 2010. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets by $4.2 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange loss of $30.4 million, gain on derivatives not designated as hedges of $12.7 million, provision for litigation settlements of $0.2 million, and loss on store closings of $0.2 million) by approximately $7.3 million for the six months ended December 31, 2011 and $4.2 million (exclusive of the unrealized foreign exchange gain of $34.2 million, loss on derivatives not designated as hedges of $24.6 million, and proceeds from litigation settlements of $4.1 million) for the six months ended December 31, 2010. This impact represents 10.7% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2011 and 11.3% of our consolidated foreign pre-tax earnings for the six months ended December 31, 2010. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $32.3 million for the six months ended December 31, 2011 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

Cross-Currency Interest Rate Swaps

In December 2006, in connection with our term loans under our prior credit facility, we entered into cross-currency interest rate swaps to hedge against the changes in cash flows of our legacy U.K. and Canadian term loans denominated in a currency other than our foreign subsidiaries’ functional currency.

In December 2006, our U.K. subsidiary, Dollar Financial U.K. Limited, entered into cross-currency interest rate swaps with notional amounts of GBP 21.3 million and GBP 20.4 million that were originally scheduled to mature in October 2012. On May 7, 2009, our U.K. subsidiary terminated both of the cross-currency interest rate swaps hedging variable-rate borrowings. As a result, we discontinued prospectively hedge accounting on these cross currency swaps. As a result of the Company repaying its U.K. term loans the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a missed forecasted transaction. The accelerated amount was $3.9 million and included in Loss on Extinguishment of Debt in fiscal 2010.

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

On December 23, 2009, we used a portion of the net proceeds of our $600 million Senior Note Offering to prepay $350 million of the then outstanding $368.6 million term loans, and subsequently paid the remaining $18.6 million balance in cash. As a result, we discontinued prospectively hedge accounting on our Canadian cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedge in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2011 is a liability of $48.5 million and is included in fair value of derivatives on the balance sheet. During the three and six months ended December 31, 2011 we recorded a $8.1 million mark to market loss and $12.7 million mark to market gain, respectively, in the statement of operations related to the ineffective portion of these cash flow hedges.

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

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2011, our subsidiary in the United Kingdom had five outstanding gold collars with an aggregate notional amount of 4,500 ounces of gold bullion.

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

DFC acquired Sefina Finance AB and MEM on December 31, 2010 and April 1, 2011, respectively. These companies are included in DFC’s fiscal 2011 financial statements as of the date of the acquisition. Sefina and MEM accounted for approximately 19.1% and 39.1% of DFC’s net income for the six months ended December 31, 2011. Sefina and MEM represented 9.5% and 13.1% of DFC’s consolidated total assets at December 31, 2011. The internal control over financial reporting of Sefina and MEM have been included in a formal evaluation of effectiveness of DFC’s disclosure controls and procedures. DFC has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and DFC continues to assess the current internal control over financial reporting at Sefina and MEM. Risks related to the increased account balances are partially mitigated by DFC’s expanded controls.

Changes in Internal Control Over Financial Reporting

DFC’s principal executive officer and principal financial officer have concluded that the Sefina and MEM acquisitions created a material change to its internal control over financial reporting. Sefina and MEM are significant subsidiaries for DFC that were included in DFC’s internal control over financial reporting process and internal control structure for the six months ended December 31, 2011. The aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in the registrant’s internal control over financial reporting during the registrant’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. The stock purchase plan is open-ended in duration. We did not repurchase any shares under the plan during the six months ended December 31, 2011.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1*	Employment Agreement, dated November 14, 2011, between Dollar Financial Group, Inc. and Kenneth Schwenke. (1)

10.2	First Amendment to the Amended and Restated Credit Agreement dated December 23, 2011 among DFC Global Corp., certain subsidiaries of DFC Global Corp. parties thereto, Wells Fargo Bank, National Association and the lenders party thereto (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Financial Statements, tagged as blocks of text

*	Management contracts and compensatory plans and arrangements.
(1)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on November 14, 2011 (File No. 000-50866)
(2)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on December 30, 2011 (File No. 000-50866)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: February 9, 2012	By:	/s/ Randy Underwood
	Name:	Randy Underwood
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)