Form 10-Q
period 2012-03-31
DFC GLOBAL CORP.
filed 2012-05-10
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, 43,967,083 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DFC GLOBAL CORP.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$189.0	$208.0
Consumer loans, net:
Consumer loans	176.8	203.5
Less: Allowance for consumer loan losses	(14.9)	(22.9)

Consumer loans, net	161.9	180.6
Pawn loans	136.2	153.1
Loans in default, net of an allowance of $37.7 and $54.8	13.8	28.0
Other receivables	31.2	30.2
Prepaid expenses and other current assets	38.5	51.1
Current deferred tax asset, net of valuation allowance of $2.7 and $2.7	—	0.3

Total current assets	570.6	651.3
Deferred tax asset, net of valuation allowance of $84.9 and $84.5	21.3	15.1
Property and equipment, net of accumulated depreciation of $146.7 and $163.9	100.0	117.6
Goodwill and other intangibles	932.0	946.4
Debt issuance costs, net of accumulated amortization of $7.8 and $11.3	21.0	17.7
Other assets	17.9	20.8

Total Assets	$1,662.8	$1,768.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61.1	$46.8
Income taxes payable	13.7	21.0
Accrued expenses and other liabilities	98.4	101.6
Current portion of long-term debt	95.7	10.1
Fair value of derivatives	—	51.5

Total current liabilities	268.9	231.0
Fair value of derivatives	73.9	—
Long-term deferred tax liability	53.8	51.0
Long-term debt	775.2	935.2
Other non-current liabilities	64.4	63.9
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,743,941 shares and 44,184,083 shares issued and outstanding at June 30, 2011 and March 31, 2012, respectively	—	—
Additional paid-in capital	469.2	477.1
(Accumulated deficit) retained earnings	(49.7)	5.9
Accumulated other comprehensive income	7.6	5.9

Total DFC Global Corp. stockholders’ equity	427.1	488.9
Non-controlling interest	(0.5)	(1.1)

Total stockholders’ equity	426.6	487.8

Total Liabilities and Stockholders’ Equity	$1,662.8	$1,768.9

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2012	2011	2012
Revenues:
Consumer lending	$100.7	$163.0	$292.0	$479.7
Check cashing	36.7	35.3	108.7	106.2
Pawn service fees and sales	16.6	21.0	30.1	62.3
Money transfer fees	7.4	9.4	22.5	28.8
Gold sales	12.3	18.6	34.7	52.5
Other	24.1	22.7	66.5	65.5

Total revenues	197.8	270.0	554.5	795.0

Operating expenses:
Salaries and benefits	46.2	56.9	129.7	164.9
Provision for loan losses	18.5	33.6	48.9	96.9
Occupancy costs	13.3	15.8	36.9	45.6
Purchased gold costs	7.5	15.4	22.4	41.8
Depreciation	4.3	6.1	11.8	17.5
Returned checks, net and cash shortages	2.3	2.8	6.2	7.0
Maintenance and repairs	4.1	4.4	10.6	12.5
Advertising	5.4	12.2	17.1	40.2
Bank charges and armored carrier service	4.1	5.5	11.8	16.2
Other	15.0	22.0	43.7	65.2

Total operating expenses	120.7	174.7	339.1	507.8

Operating margin	77.1	95.3	215.4	287.2

Corporate and other expenses:
Corporate expenses	25.2	30.4	74.6	91.1
Other depreciation and amortization	3.1	6.5	8.6	19.5
Interest expense, net	23.0	25.0	66.5	73.7
Unrealized foreign exchange (gain) loss	(10.1)	(11.8)	(42.5)	18.3
Loss (gain) on derivatives not designated as hedges	9.6	6.4	34.2	(6.3)
Provision for (proceeds from) litigation settlements	0.1	—	(3.8)	4.0
Loss on store closings	0.1	0.1	0.6	0.4
Other expense (income), net	0.8	(1.8)	3.4	(0.6)

Income before income taxes	25.3	40.5	73.8	87.1
Income tax provision	9.7	9.2	26.3	32.1

Net income	15.6	31.3	$47.5	$55.0
Less: Net loss attributable to non-controlling interests	(0.1)	(0.2)	(0.5)	(0.6)

Net income attributable to DFC Global Corp.	$15.7	$31.5	$48.0	$55.6

Net income per share attributable to DFC Global Corp:
Basic	$0.43	$0.71	$1.31	$1.27
Diluted	$0.41	$0.70	$1.26	$1.22
Weighted average shares outstanding:
Basic	36,619,929	44,109,501	36,499,154	43,905,764
Diluted	38,710,798	45,204,846	38,001,489	45,458,736

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

			Additional Paid-in Capital	Accumulated Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Outstanding
	Shares	Amount
Balance, June 30, 2011	43,743,941	$—	$469.2	$(49.7)	$(0.5)	$7.6	$426.6

Comprehensive income:
Foreign currency translation						(5.3)	(5.3)
Cash flow hedges						3.6	3.6
Net income attributable to DFC Global Corp.				55.6			55.6

Total comprehensive income							53.9
Restricted stock grants	371,610
Stock options exercised	235,349	—	2.6				2.6
Vested portion of granted restricted stock and restricted stock units			2.2				2.2
Retirement of common stock	(166,817)
Other stock compensation			3.1				3.1
Net loss attributable to non-controlling interest					(0.6)		(0.6)

Balance, March 31, 2012	44,184,083	$—	$477.1	$5.9	$(1.1)	$5.9	$487.8

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	March 31,
	2011	2012
Cash flows from operating activities:
Net income	$47.5	$55.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	40.6
Change in fair value of derivatives not designated as hedges	20.5	(19.9)
Provision for loan losses	48.9	96.9
Non-cash stock compensation	3.8	5.4
Loss on disposal of fixed assets	0.8	0.2
Unrealized foreign exchange (gain) loss	(42.5)	18.3
Deferred tax provision	11.0	0.7
Accretion of debt discount and deferred issuance costs	11.3	12.1
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(3.2)	(6.2)
Increase in finance and service charges receivable	(11.8)	(20.2)
(Increase) decrease in other receivables	(4.7)	2.6
Increase in prepaid expenses and other	(3.0)	(9.7)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(36.0)	21.8

Net cash provided by operating activities	65.8	197.6
Cash flows from investing activities:
Net increase in consumer loans	(46.1)	(92.7)
Originations of pawn loans	(87.3)	(205.2)
Repayment of pawn loans	74.4	187.4
Acquisitions, net of cash acquired	(74.1)	(84.0)
Additions to property and equipment	(29.5)	(44.0)

Net cash used in investing activities	(162.6)	(238.5)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.3	2.6
Net increase in revolving credit facilities	154.2	61.3
Proceeds from issuance of debt	—	10.6
Payment of contingent consideration	—	(8.4)
Payment of debt issuance and other costs	(4.3)	(0.8)

Net cash provided by financing activities	150.2	65.3
Effect of exchange rate changes on cash and cash equivalents	16.6	(5.4)

Net increase in cash and cash equivalents	70.0	19.0
Cash and cash equivalents at beginning of period	291.3	189.0

Cash and cash equivalents at end of period	$361.3	$208.0

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

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, DFC’s corporate name was “Dollar Financial Corp.”. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,361 locations (of which 1,302 are company owned) operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, Super Efectivo® and MoneyNow!® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden, Finland, Spain and Poland. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and paydayloan.ca brand names, and in Finland, Sweden and Poland primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, the Company provides financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®. Through its Dealers’ Financial Services, LLC (“DFS”) subsidiary, the Company provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced under an agreement with a major third-party national bank based in the United States.

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

In March 2012, the Company identified certain immaterial classification errors in its Consolidated Statements of Cash Flows. The Company has determined that in this Quarterly Report and in its future periodic reports it will correct these errors by reclassifying certain cash flows related to consumer loan and pawn lending activities from operating activities cash flows to investing activities cash flows for the years ended June 30, 2010 and June 30, 2011, and the interim periods ended March 31, September 30, and December 31, 2011. These reclassifications will increase total cash provided by operating activities and increase total cash used in investing activities by an equal and offsetting amount, and the reclassifications do not change total cash, net income, or any other operating measure.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects a summary of the reclassifications to the Company’s historical financial statements for the nine months ended March 31, 2011 (in millions):

Net cash provided by operating activities, as reported			$6.8

Adjustments

Decrease in changes in other receivables	a	)	71.7

Adjustments to prepaid expenses and other	b	)	2.3

Increase in pawn loan fees and service charges receivable	c	)	(3.2)
Increase in finance and service charges receivable	c	)	(11.8)

Total adjustments to cash provided by operating activities			59.0

Net cash provided by operating activities, as adjusted			$65.8

Net cash used in investing activities, as reported			$(103.6)

Adjustments

Net increase in consumer loans	a	)	(46.1)
Originations of pawn loans	a	)	(87.3)
Repayment of pawn loans	a	)	74.4

Total adjustments to net cash used in investing activities			(59.0)

Net cash used in investing activities, as adjusted			$(162.6)

Net (decrease) increase in cash and cash equivalents, as reported			70.0
Net (decrease) increase in cash and cash equivalents, as adjusted			70.0

a)	To reflect the breakout of the change in loan receivables between, for single payment consumer loans, the net increase in consumer loans, and, for pawn loans, the increase in principal lent and payments received, which has been reclassified to investing activities, and the net (increase)/decrease in accrued income receivable, which has been separately reported as an operating activity.
b)	To reflect the change in forfeited pawn inventory that had previously been presented within changes in loan receivables.
c)	To reflect the reclassification between change in loans and other receivables to “increase in pawn loan fees and service charges receivable” and “increase in finance and service charges receivable”.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and Poland and at the Company’s stand-alone pawn shops in the United Kingdom, Sweden and Finland. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will, in most markets, go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with the Company’s single-payment consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

Loans in Default

Loans in default consist of short-term consumer loans which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provisions in the period that the loan is placed in default status. The reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provisions. Generally, if the loans remain in a defaulted status for an extended period of time, generally 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Consumer Loan Loss Reserves Policy

The Company maintains a loan loss reserve for anticipated losses for consumer loans that the Company originates but have not yet become due (presented as “Consumer Loans” on the balance sheet). To estimate the appropriate level of loan loss reserves, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company’s loan loss reserve on Consumer Loans is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the balance of outstanding loans. As these conditions change, the Company may need to make additional allowances in future periods.

Generally, when a loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and reflected as a reduction to the gross loans in default balances and is included in loan loss provision expense in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is included in loan loss provision expense. If a loan remains in defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off. Recoveries on loans that were completely charged off are credited to the allowance when collected.

The Company does not maintain a loan loss reserve for potential future losses on pawn loans. Pawn loans are secured by the customer’s pledged item. Pawn loans generally 50% to 80% of the appraised fair value of the pledged item, thus mitigating the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 85%, which means that for more than 85% of its pawn loans, the customer pays back the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores after the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset value and any related administrative costs and fees are returned to the customer.

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

The total fair value of the 2027 Notes and the 2028 Notes were approximately $42.1 million and $154.5 million, respectively, at June 30, 2011. The total fair value of the 2027 Notes and the 2028 Notes were approximately $48.3 million and $142.4 million, respectively, at March 31, 2012. These fair values relate to the face value of the 2027 Notes and the 2028 Notes, and not the carrying value recorded on the Company’s balance sheet. The fair value of the 2016 Notes was approximately $658.5 million and $663.0 million at June 30, 2011 and March 31, 2012, respectively.

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

Common Stock

On December 14, 2011, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to five million shares of its outstanding common stock. As of March 31, 2012, no shares of the Company’s common stock have been repurchased under the plan.

Earnings per Share

Basic earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income/loss by the weighted average number of shares of common stock outstanding, after adjusting for the dilutive effect of stock options restricted stock, restricted stock units and convertible debt. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2012	2011	2012
Net income attributable to DFC Global Corp.	$15.7	$31.5	$48.0	$55.6
Reconciliation of denominator:
Weighted average of common shares outstanding — basic (1)	36.6	44.1	36.5	43.9
Effect of dilutive stock options — (2)	1.3	1.0	1.0	1.1
Effect of unvested restricted stock and restricted stock unit grants (2)	0.4	0.1	0.4	0.2
Dilutive effect of convertible debt (2)	0.4	—	0.1	0.3

Weighted average of common shares outstanding — diluted	38.7	45.2	38.0	45.5

(1)	Excludes 0.1 million shares of unvested restricted stock which are included in total outstanding shares of common stock as of March 31, 2011.
(2)	The effect of dilutive stock options and convertible debt was determined under the treasury stock method.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Compensation expense related to share-based compensation included in the statement of operations for the three months ended March 31, 2011 and 2012 was $1.3 million and $1.8 million, respectively, net of related tax and $3.9 million and $5.1 million, respectively, net of related tax effects for the nine months ended March 31, 2011 and 2012, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Expected volatility	52.0%	50.9%	52.7%	51.1%
Expected life (years)	5.6	5.6	5.5	5.8
Risk-free interest rate	2.77%	1.40%	1.92%	1.45%
Expected dividends	None	None	None	None
Weighted average fair value	$10.23	$8.79	$8.33	$10.34

A summary of the status of stock option activity for the nine months ended March 31, 2012 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Options outstanding at June 30, 2011 (2,044,088 shares exercisable)	2,772,445	$11.28	6.7	$28.8
Granted	445,973	$21.38
Exercised	(235,349)	$11.12
Forfeited and expired	(12,882)	$17.43

Options outstanding at March 31, 2012	2,970,187	$12.78	6.4	$19.6

Exercisable at March 31, 2012	2,292,418	$10.87	5.6	$18.7

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2012 was $0.2 million and $2.3 million, respectively. As of March 31, 2012, the total unrecognized compensation cost over a weighted-average period of 2.3 years, related to stock options, is expected to be $4.7 million. Cash received from stock options exercised for the three and nine months ended March 31, 2012 was $0.1 million and $2.6 million, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information concerning unvested restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2011	80,276	$9.82
Granted	—	$—
Vested	(64,326)	$8.48
Forfeited	—	$—

Outstanding at March 31, 2012	15,950	$15.24

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

Information concerning unvested restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2011	716,973	$13.75
Granted	237,649	$21.27
Vested	(405,883)	$11.81
Forfeited	(12,104)	$17.47

Outstanding at March 31, 2012	536,635	$18.47

As of March 31, 2012, there was $10.2 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three and nine months ended March 31, 2012 was $1.4 million and $5.3 million, respectively.

Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard update amends certain accounting and disclosure requirements related to fair value measurements. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

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

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2011
	Retail-based		Internet-based
	Consumer Loans,		Consumer Loans,		Pawn
	Gross	Allowance	Gross	Allowance	Loans
Performing	$117.7	$8.0	$59.1	$6.9	$136.2
Non-performing	41.3	31.6	10.2	6.1	—

	$159.0	$39.6	$69.3	$13.0	$136.2

As of March 31, 2012
	Retail-based		Internet-based
	Consumer Loans,		Consumer Loans,		Pawn
	Gross	Allowance	Gross	Allowance	Loans
Performing	$115.1	$11.4	$88.4	$11.5	$153.1
Non-performing	48.7	36.8	34.1	18.0	—

	$163.8	$48.2	$122.5	$29.5	$153.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2011 and March 31, 2012:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2011
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$11.9	$6.3	$5.2	$24.8	$48.2	$110.8	$159.0	$1.9
Internet-based Consumer Loans	5.3	3.4	1.4	0.1	10.2	59.1	69.3	—
Pawn Loans	—	—	—	—	—	136.2	136.2	—

Total	$17.2	$9.7	$6.6	$24.9	$58.4	$306.1	$364.5	$1.9

As of March 31, 2012
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$13.1	$7.3	$6.7	$29.2	$56.3	$107.5	$163.8	$2.0
Internet-based Consumer Loans	10.7	6.2	5.3	11.9	34.1	88.4	122.5	—
Pawn Loans	—	—	—	—	—	153.1	153.1	—

Total	$23.8	$13.5	$12.0	$41.1	$90.4	$349.0	$439.4	$2.0

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2011 and March 31, 2012:

Loans Receivable on Nonaccrual Status

(in millions)

	June 30, 2011	March 31, 2012
Retail-based Consumer Loans	$41.3	$48.7
Internet-based Consumer Loans	10.2	34.1
Pawn Loans	—	—

Total	$51.5	$82.8

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Allowance for Consumer Loan Losses:
Beginning Balance	$38.4	$68.8	$32.2	$52.6
Provision for loan losses	18.5	33.6	48.8	96.9
Charge-offs	(19.6)	(33.8)	(52.4)	(90.9)
Recoveries	4.2	6.5	10.6	21.2
Effect of foreign currency translation	1.0	2.6	3.3	(2.1)

Ending Balance	$42.5	$77.7	$42.5	$77.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

On December 31, 2010, the Company’s wholly owned U.K. subsidiary, Dollar Financial U.K. Ltd., acquired Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition is estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash was paid by the Company to the seller in three equal installments on March 31, 2011, June 30, 2011 and September 30, 2011. Furthermore, the Company is obligated to pay the seller additional contingent consideration based on the financial performance of Sefina during each of the two successive 12 month periods following the closing of the acquisition, the aggregate amount of which the Company estimated at the time of acquisition to be approximately $16.6 million. All future payments have been recorded as liabilities on the balance sheet of the acquiring U.K. entity. The Company made the first contingent consideration payment of $7.7 million during the three months ended March 31, 2012. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.0 million. Of the aggregate purchase price for Sefina, $14.5 million was allocated to net tangible assets acquired and $0.3 million was allocated to indefinite-lived intangible assets acquired. The remaining purchase price was allocated to goodwill.

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

Under the purchase method of accounting, the total estimated purchase price is allocated to Purpose U.K.’s net tangible and intangible assets based on their current estimated fair values. The purchase price was allocated as follows (in millions):

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

On July 6, 2011, the Company acquired Risicum Oyj (“Risicum”), a provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominately in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony- based loans in Sweden. The total cash consideration for the acquisition was approximately $46.5 million. The Company also incurred transaction costs of approximately $0.9 million.

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

During fiscal 2012, the Company completed the acquisitions of the assets of a Canadian franchisee with six stores for an aggregate purchase price of $7.8 million that resulted in an increase in goodwill of $6.1 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The company also purchased Super Efectivo S.L. (“Super Efectivo”), a pawn business operating eight stores predominantly in Madrid, Spain for an aggregate purchase price of $9.0 million that resulted in an increase in goodwill of $5.4 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Also during fiscal 2012, the Company completed various smaller acquisitions, primarily of franchisees, in the United Kingdom and Canada that resulted in aggregate increase in goodwill of $5.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies with de novo expansion following thereafter. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of its industry, is one that does not rely heavily on tangible assets and therefore, it is common to have majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2011	$758.5
Acquisitions:
Risicum	20.3
Canadian franchisee acquisitions	6.1
Super Efectivo	5.4
Various small acquisitions	5.5
Foreign currency translation adjustment	(13.8)

Balance at March 31, 2012	$782.0

The following pro forma information for the periods ended March 31, 2011 presents the results of operations as if the acquisitions had occurred as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective acquisition dates of Sefina, Purpose U.K. Holdings and Risicum. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

	Pro Forma Results
	Three months ended	Nine months ended
	March 31,	March 31,
	2011	2011
	(Unaudited in millions except per share amounts)
Revenue	$233.5	$669.9
Net income attributable to DFC Global Corp.	$21.1	$66.9
Net income per common share — basic	$0.57	$1.83
Net income per common share — diluted	$0.54	$1.76

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2012 are as follows (in millions):

	United States Retail	Canada	Europe	Other	Total
Balance at June 30, 2011	$205.7	$179.9	$320.8	$52.1	$758.5
Acquisitions and purchase accounting adjustments	—	8.1	29.2	—	37.3
Foreign currency translation adjustments	—	(6.3)	(7.5)	—	(13.8)

Balance at March 31, 2012	$205.7	$181.7	$342.5	$52.1	$782.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the components of intangible assets (in millions):

	June 30,	March 31,
	2011	2012
Non-amortizing intangible assets:
Goodwill	$758.5	$782.0
Reacquired franchise rights	56.4	54.4
DFS MILES Program	35.4	35.4
Trade names	3.6	3.5

	$853.9	$875.3

Amortizable intangible assets:
Purchased technology	$46.1	$48.7
Various contracts	39.0	41.9
Reacquired franchise rights	5.2	6.0
Accumulated amortization:
Purchased technology	(1.2)	(7.3)
Various contracts	(10.6)	(17.1)
Reacquired franchise rights	(0.4)	(1.1)

Total intangible assets	$932.0	$946.4

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

The Company recently initiated a management plan to improve the performance of the DFS business, including the addition of another lender for the origination of certain loans of DFS. The attainment of the forecasted business plan and projections related to the DFS MILES program is in part dependent on the success of the management plan to both a) expand the MILES program through its existing channels and b) introduce the MILES program to other branches of the military and military-related organizations. If these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS MILES program indefinite-lived intangible asset and goodwill related to the DFS business unit.

Amortization expense of intangible assets was $1.7 million and $4.7 million for the three months ended March 31, 2011 and 2012, respectively. Amortization expense of intangible assets was $4.7 million and $14.2 million for the nine months ended March 31, 2011 and 2012, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ending June 30,
2012	$18.9
2013	18.0
2014	15.7
2015	11.8
2016	8.6

$73.0

5.	Debt

The Company had debt obligations at June 30, 2011 and March 31, 2012 as follows (in millions):

	June 30,	March 31,
	2011	2012
Global revolving credit facility	$65.9	$141.8
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.0)	(2.7)
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	40.7	42.7
DFC Global Corp. 3.0% Senior Convertible Notes due 2028	90.9	95.8
Scandinavian credit facilities	67.6	59.2
Other	8.8	8.5

Total debt	870.9	945.3

Less: current portion of long-term debt	(95.7)	(10.1)

Long-term debt	$775.2	$935.2

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

In February 2010, DFC repurchased $35.2 million aggregate principal amount of the remaining outstanding 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of the repurchase and privately negotiated exchange transactions, $44.8 million and $120.0 million aggregate principal amount of 2027 Notes and 2028 Notes, respectively, remained outstanding as of June 30, 2011 and March 31, 2012.

The Convertible Notes are general unsecured obligations of DFC and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007, and will mature on June 30, 2027, unless

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

earlier converted, redeemed or repurchased. The 2028 Notes bear interest at a rate of 3.00% per annum, payable in cash in arrears on April 1 and October 1 of each year beginning on April 1, 2010, and will mature on April 1, 2028, unless earlier converted, redeemed or repurchased.

Global Revolving Credit Facility

On March 3, 2011, the Company replaced its existing credit facility with a new senior secured credit facility with a syndicate of lenders, for which the administrative agent is Wells Fargo Bank, National Association. The facility consists of a $200.0 million global revolving credit facility (the “Global Revolving Credit Facility”), with the potential to further increase the Company’s available borrowings under the facility to $250.0 million. On February 29, 2012, Barclay’s Bank PLC and Deutsche Bank AG New York Branch became lenders under the Global Revolving Credit Facility, increasing the aggregate commitments under the facility to $235.0 million. Availability under the Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer receivables in the Company’s U.S. and Canadian operations, and its U.K.-based retail operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.

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

As of March 31, 2012, there was $141.8 million outstanding under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay within one year. However, subsequent to March 31, 2012, the amount outstanding under this facility was repaid using the proceeds from the April 16, 2012 sale of $230.0 million aggregate principal of senior convertible notes (as disclosed in Note 13 – Subsequent Events). Since the senior notes will be classified as long term debt in our future balance sheets, the March 31, 2012 revolving credit balance has been included in long term debt.

Scandinavian Credit Facilities

As a result of the December 2010 acquisition of Sefina, the Company assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million (in aggregate, $36.2 million at March 31, 2012). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.21% at March 31, 2012). Also with the same Scandinavian bank, the Company assumed an overdraft facility due March 31, 2012 with a commitment of up to SEK 85 million. In December 2011, this overdraft facility was extended to December 31, 2012. As of March 31, 2012, SEK 10.3 million ($1.6 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.31% at March 31, 2012). The Company also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million. In February 2012, the Company refinanced this overdraft facility with a new credit agreement with the same Scandinavian bank, consisting of a working capital facility with a commitment of up to EUR 10.75 million, of which EUR 8.1 million ($10.7 million) was outstanding as of March 31, 2012, and a term loan of EUR 8.0 million ($10.7 million at March 31, 2012). The working capital facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.98% at March 31, 2012). The term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (3.95% at March 31, 2012)

Interest Expense

Interest expense, net was $23.0 million and $25.0 million for the three months ended March 31, 2011 and 2012, respectively. For the nine months ended March 31, 2011 and 2012, interest expense, net was $66.5 million and $73.7 million, respectively. Included in interest expense for the three months ended March 31, 2011 and March 31, 2012 is approximately $4.8 million and $5.2 million, respectively, and for the nine months ended March 31, 2011 and March 31, 2012 is approximately $13.9 million and $15.4 million, respectively, of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for the Company’s Canadian cross currency interest rate swaps, the non-cash interest expense associated with the Convertible Notes and the amortization of various deferred issuance costs.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and gold collars to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparties’ nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. During the three months ended March 31, 2012, the Company made a contingent consideration payment of $7.7 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. Changes in fair value of the contingent consideration are recorded in other operating expenses. As of March 31, 2012, the balance of the contingent consideration liability was $9.2 million.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets

Derivative financial instruments	$—	$—	$—	$—

Liabilities

Derivative financial instruments	$—	$51.5	$—	$51.5

Contingent consideration — Sefina acquisition	$—	$—	$9.2	$9.2

The following table reconciles the change in the Level 3 liabilities for the nine months ended March 31, 2012 (in millions):

Fair Value Measurements Using Significant Unobservable Inputs
Level 3
Balance as of June 30, 2011	$17.8
Changes in fair value of contingent consideration	0.1
Payments	(7.7)
Unrealized foreign exchange gain on contingent consideration	(0.6)
Foreign currency translation adjustment	(0.4)

Balance as of March 31, 2012	$9.2

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of March 31, 2012, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

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

As of March 31, 2012, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Pay Fixed Notional	Pay Fixed Strike Rate	Receive Floating Notional	Receive Floating Index
USD-CAD Cross Currency Swap	CAD 179,286,619	8.75%	$155,925,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 60,026,447	7.47%	$51,975,000	3 mo. LIBOR + 2.75% per annum
USD-CAD Cross Currency Swap	CAD 81,888,975	7.41%	$70,875,000	3 mo. LIBOR + 2.75% per annum

On April 27, 2012, the Company retired all of its remaining legacy cross-currency swap agreements, as further discussed in Note 13.

Non-designated Hedges of Commodity Risk

In the normal course of business, the Company maintains inventories of gold at its pawn shops. From time to time, the Company enters into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2012, the Company’s subsidiary in the United Kingdom had five outstanding gold collars with an aggregate notional amount of 4,900 ounces of gold bullion.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2011 and March 31, 2012 (in millions):

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of June 30, 2011		As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Other current assets	$—	Fair value of derivatives	$0.1
Cross Currency Interest Rate Swaps	Fair value of derivatives	$—	Fair value of derivatives	$73.8

Total derivatives not designated as hedging instruments		$—		$73.9

	Asset Derivatives		Liability Derivatives
	As of March 31, 2012		As of March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Other current assets	$—	Fair value of derivatives	$—
Cross Currency Interest Rate Swaps	Fair value of derivatives	—	Fair value of derivatives	51.5

Total derivatives not designated as hedging instruments		$—		$51.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the periods ending March 31, 2011 and 2012 (in millions):

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending March 31, 2011
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Options	$—		$—	Purchased gold costs	$—
Cross Currency Swaps	—	Interest Expense	(4.8)	Loss on derivatives not designated as hedges	(34.2)
		Tax Benefit	1.3

Total	$—		$(3.5)		$(34.2)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ending March 31, 2012
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Options	$—		$—	Purchased gold costs	$(0.4)
Cross Currency Swaps	$—	Interest Expense	$(4.9)	Gain on derivatives not designated as hedges	$6.3
		Tax Benefit	1.3

Total	$—		$(3.6)		$5.9

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreements with certain of its derivative counterparties also contain provisions requiring it to maintain certain minimum financial covenant ratios related to its indebtedness. Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement. At March 31, 2012, the Company was in compliance with its covenant provisions.

As of March 31, 2012, the fair value of derivatives is in a net liability position of $51.7 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

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

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 7). The following shows the comprehensive income for the periods stated (in millions):

	Three months ended March 31,		Nine months ended March 31,
	2011	2012	2011	2012

Net income	$15.6	$31.3	$47.5	$55.0
Foreign currency translation adjustment(1)	7.5	12.4	3.2	(5.3)
Amortization of accumulated other comprehensive income related to ineffective cash flow hedges (2)	1.1	1.6	3.6	3.6

Comprehensive income	24.2	45.3	54.3	53.3
Net loss applicable to non-controlling interests	(0.1)	(0.2)	(0.5)	(0.6)

Comprehensive income attributable to DFC Global Corp.	$24.3	$45.5	$54.8	$53.9

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet was a gain of $17.5 million and a loss of $8.2 million as of March 31, 2011 and 2012, respectively.
(2)	Net of $0.4 million of tax each for the three months ended March 31, 2011 and 2012. For the nine months ended March 31, 2011 and 2012, the tax was $1.2 million and $1.3 million, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $6.5 million at June 30, 2011, compared to $2.4 million of net unrealized losses on terminated cross-currency interest rate swaps at March 31, 2012.

9.	Income Taxes

Income Tax Provision

The provision for income taxes was $26.3 million for the nine months ended March 31, 2011 compared to a provision of $32.1 million for the nine months ended March 31, 2012. The Company’s effective tax rate was 35.7% for the nine months ended March 31, 2011 and was 36.9% for the nine months ended March 31, 2012. The increase in the effective tax rate for the nine months ended March 31, 2012 as compared to the prior year was primarily a result of the tax treatment of the unrealized foreign currency exchange losses in Canada. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2012 the Company maintained net deferred tax assets of $111.7 million, which is offset by a valuation allowance of $87.2 million, which represents a decrease of $8.2 million in the net deferred tax asset during the nine months ended March 31, 2012. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
U.S. decrease	(2.5)	(0.2)	(2.3)
Foreign decrease	(6.1)	(0.2)	(5.9)

Balance at March 31, 2012	$111.7	$87.2	$24.5

The $111.7 million in deferred tax assets consists of $39.1 million related to net operating losses and other temporary differences, $56.6 million related to foreign tax credits and $16.0 million in foreign deferred tax assets. At March 31, 2012, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $39.1 million, which represents a decrease of $5.8 million in the period. The net operating loss carry forward at June 30, 2011 was $78.2 million and at March 31, 2012 was $63.4 million, a decrease of $14.8 million due to provision to return adjustments related to the Company’s fiscal year 2011 tax return, the utilization of a net operating loss carryforward, and competent authority adjustments. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits increased $3.4 million due to provision to return adjustments related to the Company’s fiscal year 2011 tax returns. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.6 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $16.0 million, which is offset by a valuation allowance of $0.6 million related to the Canadian cross-currency interest rate swaps.

At June 30, 2011, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2012, the Company had $15.8 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2011 for Canada, and tax years 2006 through 2011 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 and 2007, which the Company is contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. The Company has not agreed with these proposed transfer pricing adjustments and is contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009.

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

Purported Canadian Class Actions

In 2003 and 2006, purported class actions were brought against NMM and Dollar Financial Group, Inc. in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from NMM in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans was usurious under Canadian federal law (the “Alberta Litigation”). The actions seek restitution and damages, including punitive damages. In April 2010, the plaintiffs in both actions indicated that they would proceed with their claims. Demands for arbitration were served on the plaintiff in each of the actions, and NMM has filed motions to enforce the arbitration clause and to stay the actions. To date, neither case has been certified as a class action. The Company is defending these actions vigorously.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these actions proceed, the Company intends to seek a stay on the grounds that the plaintiffs entered into arbitration and mediation agreements with NMM with respect to the matters which are the subject of the actions. The Company intends to defend these actions vigorously.

As of March 31, 2012, an aggregate of approximately CAD 36.1 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 21.6 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at March 31, 2012 and additional accruals may be required in the future.

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

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMMs’ attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

California Legal Proceeding

In 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. In October 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii) to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. As of March 31, 2012, $3.0 million is included in the Company’s accrued liabilities relating to the settlement agreement.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment Information

The Company classifies its businesses into three reportable segments: Europe, Canada and United States Retail. These three reporting segments have been identified giving consideration to geographic area, products offered, regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable with in each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principal products and services may be offered in all of its geographic jurisdictions. The Europe reporting segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland, the Risicum Oyj Internet lending and telephony based loans business (acquired in July 2011) in Finland and Sweden, the pawn business (acquired in March 2012) in Spain and the Company’s businesses in Poland. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in Europe, Canada and United States Retail.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended March 31, 2011

Total assets	$713.9	$433.5	$257.9	$150.7	$1,556.0
Goodwill and other intangibles, net	197.0	216.8	206.0	108.4	728.2
Sales to unaffiliated customers:
Consumer lending	44.3	41.8	14.6	—	100.7
Check cashing	6.7	17.1	12.9	—	36.7
Pawn service fees and sales	16.6	—	—	—	16.6
Money transfer fees	1.9	4.4	1.1	—	7.4
Gold sales	8.1	3.6	0.6	—	12.3
Other	4.6	10.9	3.2	5.4	24.1

Total sales to unaffiliated customers	82.2	77.8	32.4	5.4	197.8
Provision for loan losses	10.7	6.6	1.2	—	18.5
Depreciation and amortization	2.6	2.2	0.6	2.0	7.4
Interest expense, net	3.6	13.2	—	6.2	23.0
Unrealized foreign exchange loss (gain)	2.2	(13.0)	—	0.7	(10.1)
Loss on derivatives not designated as hedges	—	9.6	—	—	9.6
Provision for litigation settlements	—	—	—	0.1	0.1
Loss (gain) on store closings	—	0.2	0.1	(0.2)	0.1
Other expense (income), net	4.2	(0.7)	—	(2.7)	0.8
Income (loss) before income taxes	8.6	14.9	9.2	(7.4)	25.3
Income tax provision	3.8	3.0	2.8	0.1	9.7

As of and for the nine months ended March 31, 2011
Sales to unaffiliated customers:
Consumer lending	118.7	126.3	47.0	—	292.0
Check cashing	22.6	54.0	32.1	—	108.7
Pawn service fees and sales	30.1	—	—	—	30.1
Money transfer fees	5.5	13.6	3.4	—	22.5
Gold sales	21.8	11.3	1.6	—	34.7
Other	15.6	24.4	9.1	17.4	66.5

Total sales to unaffiliated customers	214.3	229.6	93.2	17.4	554.5
Provision for loan losses	27.8	15.7	5.4	—	48.9
Depreciation and amortization	6.7	5.6	2.0	6.1	20.4
Interest expense, net	4.3	48.6	—	13.6	66.5
Unrealized foreign exchange loss (gain)	2.1	(47.1)	—	2.5	(42.5)
Loss on derivatives not designated as hedges	—	34.2	—	—	34.2
(Proceeds from) provision for litigation settlements	—	(4.0)	—	0.2	(3.8)
Loss (gain) on store closings	—	0.4	0.3	(0.1)	0.6
Other expense (income), net	4.4	(2.0)	—	1.0	3.4
Income (loss) before income taxes	32.5	46.7	22.1	(27.5)	73.8
Income tax provision	11.1	11.0	3.8	0.4	26.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
As of and for the three months ended March 31, 2012

Total assets	$910.0	$444.7	$262.2	$152.0	$1,768.9
Goodwill and other intangibles, net	402.2	235.0	206.1	103.1	946.4
Sales to unaffiliated customers:
Consumer lending	103.7	43.7	15.6	—	163.0
Check cashing	6.4	16.9	12.0	—	35.3
Pawn service fees and sales	21.0	—	—	—	21.0
Money transfer fees	2.7	5.4	1.3	—	9.4
Gold sales	14.0	3.3	1.3	—	18.6
Other	5.4	11.0	3.3	3.0	22.7

Total sales to unaffiliated customers	153.2	80.3	33.5	3.0	270.0
Provision for loan losses	28.0	4.5	1.1	—	33.6
Depreciation and amortization	7.0	2.8	0.6	2.2	12.6
Interest expense, net	6.5	16.2	—	2.3	25.0
Unrealized foreign exchange (gain) loss	(1.1)	(10.8)	—	0.1	(11.8)
Loss on derivatives not designated as hedges	—	6.4	—	—	6.4
Loss on store closings	—	0.1	—	—	0.1
Other (income) expense, net	(1.9)	(0.5)	0.1	0.5	(1.8)
Income (loss) before income taxes	21.1	15.7	10.0	(6.3)	40.5
Income tax provision	4.1	1.8	3.3	—	9.2

As of and for the nine months ended March 31, 2012
Sales to unaffiliated customers:
Consumer lending	293.4	136.7	49.6	—	479.7
Check cashing	21.2	56.1	28.9	—	106.2
Pawn service fees and sales	62.2	0.1	—	—	62.3
Money transfer fees	8.1	16.9	3.8	—	28.8
Gold sales	37.1	11.1	4.3	—	52.5
Other	19.5	26.6	9.5	9.9	65.5

Total sales to unaffiliated customers	441.5	247.5	96.1	9.9	795.0
Provision for loan losses	75.8	14.6	6.5	—	96.9
Depreciation and amortization	20.4	8.0	1.9	6.7	37.0
Interest expense, net	16.3	50.4	—	7.0	73.7
Unrealized foreign exchange (gain) loss	(0.2)	18.6	—	(0.1)	18.3
Gain on derivatives not designated as hedges	—	(6.3)	—	—	(6.3)
Provision for litigation settlements	—	0.1	3.9	—	4.0
Loss on store closings	—	0.2	0.2	—	0.4
Other (income) expense, net	(0.9)	(1.7)	0.1	1.9	(0.6)
Income (loss) before income taxes	69.1	22.9	19.5	(24.4)	87.1
Income tax provision	18.5	9.4	4.2	—	32.1

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by securities laws and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2011 and March 31, 2012, the condensed consolidating statements of operations for the three and nine months ended March 31, 2011 and 2012 and the condensed consolidating statements of cash flows for the nine months ended March 31, 2011 and 2012 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$—	$95.2	$23.2	$70.6	$—	$189.0
Consumer loans, net	—	35.7	23.2	103.0	—	161.9
Pawn loans	—	0.1	—	136.1	—	136.2
Loans in default, net	—	5.0	0.1	8.7	—	13.8
Other receivables	0.3	16.6	3.7	10.6	—	31.2
Prepaid expenses and other current assets	—	6.0	6.6	25.9	—	38.5

Total current assets	0.3	158.6	56.8	354.9	—	570.6
Deferred tax asset, net of valuation allowance	—	20.2	—	1.1	—	21.3
Intercompany receivables	392.7	148.0	—	—	(540.7)	—
Property and equipment, net	—	32.6	16.4	51.0	—	100.0
Goodwill and other intangibles	—	235.1	313.5	383.4	—	932.0
Debt issuance costs, net	1.1	16.0	1.6	2.3	—	21.0
Investment in subsidiaries	166.8	302.0	56.3	—	(525.1)	—
Other assets	—	0.7	17.1	0.1	—	17.9

Total Assets	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

Current Liabilities
Accounts payable	$0.6	$16.0	$12.8	$31.7	$—	$61.1
Income taxes payable	—	0.5	1.3	11.9	—	13.7
Accrued expenses and other liabilities	0.9	32.7	26.2	38.6	—	98.4
Current portion of long-term debt	—	—	6.5	89.2	—	95.7

Total current liabilities	1.5	49.2	46.8	171.4	—	268.9
Fair value of derivatives	—	73.8	—	0.1	—	73.9
Long-term deferred tax liability	—	14.3	23.0	16.5	—	53.8
Long-term debt	131.6	597.0	—	46.6	—	775.2
Intercompany payables	—	—	214.0	326.7	(540.7)	—
Other non-current liabilities	—	38.8	18.3	7.3	—	64.4

Total liabilities	133.1	773.1	302.1	568.6	(540.7)	1,236.2

Total DFC Global Corp. stockholders’ equity	427.8	140.1	159.6	224.7	(525.1)	427.1
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	427.8	140.1	159.6	224.2	(525.1)	426.6

Total Liabilities and Stockholders’ Equity	$560.9	$913.2	$461.7	$792.8	$(1,065.8)	$1,662.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months Ended March 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$41.8	$14.7	$44.2	$—	$100.7
Check cashing	—	17.1	12.9	6.7	—	36.7
Other	—	18.9	10.2	31.3	—	60.4

Total revenues	—	77.8	37.8	82.2	—	197.8

Operating expenses:
Salaries and benefits	—	16.0	12.7	17.5	—	46.2
Provision for loan losses	—	6.6	1.2	10.7	—	18.5
Occupancy costs	—	4.8	3.3	5.2	—	13.3
Purchased gold costs	—	2.2	0.4	4.9	—	7.5
Depreciation	—	1.5	0.7	2.1	—	4.3
Other	—	10.7	6.5	13.7	—	30.9

Total operating expenses	—	41.8	24.8	54.1	—	120.7

Operating margin	—	36.0	13.0	28.1	—	77.1

Corporate and other expenses:
Corporate expenses	—	5.7	14.7	4.8	—	25.2
Intercompany charges	—	5.7	(9.9)	4.2	—	—
Other depreciation and amortization	—	0.5	2.1	0.5	—	3.1
Interest expense, net	3.4	13.2	2.8	3.6	—	23.0
Unrealized foreign exchange (gain) loss	—	(13.0)	0.7	2.2	—	(10.1)
Loss on derivatives not designated as hedges	—	9.6	—	—	—	9.6
Provision for litigation settlements	—	—	0.1	—	—	0.1
Loss (gain) on store closings	—	0.2	(0.1)	—	—	0.1
Other (income) expense, net	—	(0.1)	(0.3)	1.2	—	0.8

(Loss) income before income taxes	(3.4)	14.2	2.9	11.6	—	25.3
Income tax provision	—	3.0	2.9	3.8	—	9.7

Net (loss) income	(3.4)	11.2	—	7.8	—	15.6
Less: Net loss attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Equity in net income of subsidiaries:
National Money Mart Company	11.2	—	—	—	(11.2)	—
Guarantors	—	—	—	—	—	—
Non-guarantors	7.9	—	—	—	(7.9)	—

Net income attributable to DFC Global Corp.	$15.7	$11.2	$—	$7.9	$(19.1)	$15.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Nine Months Ended March 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$126.3	$47.0	$118.7	$—	$292.0
Check cashing	—	53.9	32.1	22.7	—	108.7
Other	—	49.4	31.5	72.9	—	153.8

Total revenues	—	229.6	110.6	214.3	—	554.5

Operating expenses:
Salaries and benefits	—	46.9	38.4	44.4	—	129.7
Provision for loan losses	—	15.7	5.4	27.8	—	48.9
Occupancy costs	—	13.6	9.9	13.4	—	36.9
Purchased gold costs	—	6.8	1.0	14.6	—	22.4
Depreciation	—	4.3	2.2	5.3	—	11.8
Other	—	31.1	18.9	39.4	—	89.4

Total operating expenses	—	118.4	75.8	144.9	—	339.1

Operating margin	—	111.2	34.8	69.4	—	215.4

Corporate and other expenses:
Corporate expenses	—	17.1	43.6	13.9	—	74.6
Intercompany charges	—	16.1	(27.2)	11.1	—	—
Other depreciation and amortization	—	1.2	6.0	1.4	—	8.6
Interest expense, net	10.2	48.6	3.4	4.3	—	66.5
Unrealized foreign exchange (gain) loss	—	(47.1)	2.5	2.1	—	(42.5)
Loss on derivatives not designated as hedges	—	34.2	—	—	—	34.2
(Proceeds from) provision for litigation settlements	—	(4.0)	0.2	—	—	(3.8)
Loss on store closings	—	0.4	0.2	—	—	0.6
Other (income) expense, net	—	(0.4)	(0.6)	4.4	—	3.4

(Loss) income before income taxes	(10.2)	45.1	6.7	32.2	—	73.8

Income tax provision	—	11.0	4.2	11.1	—	26.3

Net (loss) income	(10.2)	34.1	2.5	21.1	—	47.5

Less: Net loss attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)
Equity in net income of subsidiaries
National Money Mart Company	34.1	—	—	—	(34.1)	—
Guarantors	2.5	—	—	—	(2.5)	—
Non-guarantors	21.6	—	—	—	(21.6)	—

Net income attributable to DFC Global Corp.	$48.0	$34.1	$2.5	$21.6	$(58.2)	$48.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Nine Months Ended March 31, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$48.0	$34.1	$2.5	$21.1	$(58.2)	$47.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(58.2)	—	—	—	58.2	—
Depreciation and amortization	0.6	7.3	8.7	6.6	—	23.2
Change in fair value of derivatives not designated as hedges	—	20.5	—	—		20.5
Provision for loan losses	—	15.7	5.4	27.8	—	48.9
Non-cash stock compensation	3.8	—	—	—	—	3.8
Losses on disposal of fixed assets	—	0.2	0.6	—	—	0.8
Unrealized foreign exchange (gain) loss	—	(47.1)	2.5	2.1	—	(42.5)
Deferred tax provision	—	6.6	4.1	0.3	—	11.0
Accretion of debt discount and deferred issuance costs	6.2	5.1	—	—	—	11.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(3.2)	—	(3.2)
Increase in finance and service charges receivable	—	(2.8)	(1.1)	(7.9)	—	(11.8)
(Increase) decrease in other receivables	—	(2.8)	0.6	(2.5)	—	(4.7)
(Increase) decrease in prepaid expenses and other	—	(2.8)	(1.6)	1.4	—	(3.0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.7	(7.9)	(6.0)	(23.8)	—	(36.0)

Net cash provided by operating activities	2.1	26.1	15.7	21.9	—	65.8
Cash flows from investing activities:
Net increase in consumer loans	—	(9.5)	(2.5)	(34.1)	—	(46.1)
Originations of pawn loans	—	—	—	(87.3)	—	(87.3)
Repayment of pawn loans	—	—	—	74.4	—	74.4
Acquisitions, net cash acquired	—	(19.3)	1.6	(56.4)	—	(74.1)
Additions to property and equipment	—	(5.5)	(4.8)	(19.2)	—	(29.5)
Net (increase) decrease in due from affiliates	(7.2)	(135.7)	3.2	139.7	—	—

Net cash (used in) provided by investing activities	(7.2)	(170.0)	(2.5)	17.1	—	(162.6)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.3	—	—	—	—	0.3
Net increase in revolving credit facilities	—	—	—	154.2	—	154.2
Payment of debt issuance and other costs	(0.3)	(2.2)	—	(1.8)	—	(4.3)

Net cash (used in) provided by financing activities	—	(2.2)	—	152.4	—	150.2
Effect of exchange rate changes on cash and cash equivalents	—	15.5	—	1.1	—	16.6

Net (decrease) increase in cash and cash equivalents	(5.1)	(130.6)	13.2	192.5	—	70.0
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$0.3	$88.0	$31.5	$241.5	$—	$361.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets

March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$0.2	$92.3	31.6	83.9	—	$208.0
Consumer loans, net	—	33.9	19.6	127.1	—	180.6
Pawn loans, net	—	0.3	—	152.8	—	153.1
Loans in default, net	—	3.3	—	24.7	—	28.0
Other receivables	0.3	12.6	4.8	12.5	—	30.2
Prepaid expenses and other current assets	—	5.6	7.3	38.5	—	51.4

Total current assets	0.5	148.0	63.3	439.5	—	651.3
Deferred tax asset, net of valuation allowance	—	13.8	—	1.3	—	15.1
Intercompany receivables	395.5	54.4	—	—	(449.9)	—
Property and equipment, net	0.1	31.5	19.7	66.3	—	117.6
Goodwill and other intangibles	—	235.0	309.1	402.3	—	946.4
Debt issuance costs, net	0.8	12.8	3.0	1.1	—	17.7
Investment in subsidiaries	231.4	448.0	119.7	—	(799.1)	—
Other assets	—	0.8	19.6	0.4	—	20.8

Total Assets	$628.3	$944.3	$534.4	$910.9	$(1,249.0)	$1,768.9

Current Liabilities
Accounts payable	$0.6	$16.5	14.8	14.9	—	$46.8
Income taxes payable	—	4.7	1.5	14.8	—	21.0
Accrued expenses and other liabilities	0.3	37.8	29.6	33.9	—	101.6
Current portion of long-term debt	—	—	—	10.1	—	10.1
Fair value of derivatives	—	51.5	—	—	—	51.5

Total current liabilities	0.9	110.5	45.9	73.7	—	231.0
Long-term deferred tax liability	—	9.0	27.4	14.6	—	51.0
Long-term debt	138.5	607.3	14.4	175.0	—	935.2
Intercompany payables	—	—	200.4	249.5	(449.9)	—
Other non-current liabilities	—	31.8	21.5	10.6	—	63.9

Total liabilities	139.4	758.6	309.6	523.4	(449.9)	1,281.1

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	488.9	185.7	224.8	330.3	(740.8)	488.9
Non-controlling interest	—	—	—	(1.1)	—	(1.1)

Total stockholders’ equity	488.9	185.7	224.8	329.2	(740.8)	487.8

Total Liabilities and Stockholders’ Equity	$628.3	$944.3	$534.4	$910.9	$(1,249.0)	$1,768.9

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Three Months Ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$43.7	$15.6	$103.7	$—	$163.0
Check cashing	—	16.9	12.0	6.4	—	35.3
Other	—	19.7	8.8	43.2	—	71.7

Total revenues	—	80.3	36.4	153.3	—	270.0

Operating expenses:
Salaries and benefits	—	15.6	12.2	29.1	—	56.9
Provision for loan losses	—	4.5	1.1	28.0	—	33.6
Occupancy costs	—	5.5	3.2	7.1	—	15.8
Purchased gold costs	—	2.0	0.8	12.6	—	15.4
Depreciation	—	2.0	0.6	3.5	—	6.1
Other	—	11.0	6.2	29.7	—	46.9

Total operating expenses	—	40.6	24.1	110.0	—	174.7

Operating margin	—	39.7	12.3	43.3	—	95.3

Corporate and other expenses:

Corporate expenses	—	4.6	18.7	7.1	—	30.4
Intercompany charges	—	7.0	(15.2)	8.2	—	—
Other depreciation and amortization	—	0.9	2.2	3.4	—	6.5
Interest expense (income), net	3.6	17.6	(1.3)	5.1	—	25.0
Unrealized foreign exchange (gain) loss	—	(10.8)	0.2	(1.2)	—	(11.8)
Loss on derivatives not designated as hedges	—	6.4	—	—	—	6.4
Loss on store closings	—	—	0.1	—	—	0.1
Other expense (income), net	—	0.3	(0.4)	(1.7)	—	(1.8)

(Loss) income before income taxes	(3.6)	13.7	8.0	22.4	—	40.5
Income tax provision	—	1.9	3.3	4.0	—	9.2

Net (loss) income	(3.6)	11.8	4.7	18.4	—	31.3

Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries:
National Money Mart Company	11.8	—	—	—	(11.8)	—
Guarantors	4.7	—	—	—	(4.7)	—
Non-guarantors	18.6	—	—	—	(18.6)	—

Net income attributable to DFC Global Corp.	$31.5	$11.8	$4.7	$18.6	$(35.1)	$31.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations

Nine Months ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$136.7	$49.6	$293.4	$—	$479.7
Check cashing	—	56.1	28.9	21.2	—	106.2
Other	—	54.7	27.5	126.9	—	209.1

Total revenues	—	247.5	106.0	441.5	—	795.0

Operating expenses:
Salaries and benefits	—	48.8	36.8	79.3	—	164.9
Provision for loan losses	—	14.6	6.5	75.8	—	96.9
Occupancy costs	—	15.8	9.8	20.0	—	45.6
Purchased gold costs	—	6.7	2.6	32.5	—	41.8
Depreciation	—	5.6	2.0	9.9	—	17.5
Other	—	33.1	18.2	89.8	—	141.1

Total operating expenses	—	124.6	75.9	307.3	—	507.8

Operating margin	—	122.9	30.1	134.2	—	287.2

Corporate and other expenses:
Corporate expenses	—	15.1	56.1	19.9	—	91.1
Intercompany charges	—	21.0	(40.7)	19.7	—	—
Other depreciation and amortization	—	2.5	6.6	10.4	—	19.5
Interest expense (income), net	10.8	52.6	(3.8)	14.1	—	73.7
Unrealized foreign exchange loss (gain)	—	18.6	(0.1)	(0.2)	—	18.3
Gain on derivatives not designated as hedges	—	(6.3)	—	—	—	(6.3)
Provision for litigation settlements	—	0.1	3.9	—	—	4.0
Loss on store closings	—	0.2	0.2	—	—	0.4
Other expense, net	—	0.6	(0.4)	(0.8)	—	(0.6)

(Loss) income before income taxes	(10.8)	18.5	8.3	71.1	—	87.1
Income tax provision	—	9.4	4.2	18.5	—	32.1

Net (loss) income	(10.8)	9.1	4.1	52.6	—	55.0

Less: Net loss attributable to non-controlling interests	—	—	—	(0.6)	—	(0.6)
Equity in net income of subsidiaries:
National Money Mart Company	9.1	—	—	—	(9.1)	—
Guarantors	4.1	—	—	—	(4.1)	—
Non-guarantors	53.2	—	—	—	(53.2)	—

Net income attributable to DFC Global Corp.	$55.6	$9.1	$4.1	$53.2	$(66.4)	$55.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows

Nine Months Ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$55.6	$9.1	$4.1	$52.6	$(66.4)	$55.0
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(66.4)	—	—	—	66.4	—
Depreciation and amortization	0.1	10.3	9.6	20.6	—	40.6
Change in fair value of derivative not designated as a hedge	—	(19.8)	—	(0.1)	—	(19.9)
Provision for loan losses	—	14.6	6.5	75.8	—	96.9
Non-cash stock compensation	5.4	—	—	—	—	5.4
Losses on disposal of fixed assets	—	—	0.2	—	—	0.2
Unrealized foreign exchange loss (gain)	—	18.6	(0.1)	(0.2)	—	18.3
Deferred tax (benefit) provision	—	(0.3)	4.3	(3.3)	—	0.7
Accretion of debt discount and deferred issuance costs	6.9	5.2	—	—	—	12.1
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(6.2)	—	(6.2)
Increase in finance and service charges receivable	—	(2.8)	(0.8)	(16.6)	—	(20.2)
Decrease (increase) in other receivables	—	3.9	(1.1)	(0.2)	—	2.6
Decrease (increase) in prepaid expenses and other	—	0.1	(3.4)	(6.4)	—	(9.7)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1.1)	5.4	6.5	11.0	—	21.8

Net cash provided by operating activities	0.5	44.3	25.8	127.0	—	197.6
Cash flows from investing activities:
Net increase in consumer loans	—	(9.3)	(2.0)	(81.4)	—	(92.7)
Originations of pawn loans	—	(0.2)	—	(205.0)	—	(205.2)
Repayment of pawn loans	—	—	—	187.4	—	187.4
Acquisitions, net of cash acquired	—	(9.7)	—	(74.3)	—	(84.0)
Additions to property and equipment	—	(8.1)	(7.8)	(28.1)	—	(44.0)
Net (increase) decrease in due from affiliates	(2.9)	(25.8)	(13.4)	42.1	—	—

Net cash used in investing activities	(2.9)	(53.1)	(23.2)	(159.3)	—	(238.5)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2.6	—	—	—	—	2.6
Net increase in revolving credit facilities	—	10.0	7.9	43.4	—	61.3
Proceeds from issuance of debt	—	—	—	10.6	—	10.6
Payment of contingent consideration	—	—	—	(8.4)	—	(8.4)
Payment of debt issuance and other costs	—	0.4	(2.1)	0.9	—	(0.8)

Net cash provided by financing activities	2.6	10.4	5.8	46.5	—	65.3
Effect of exchange rate changes on cash and cash equivalents	—	(4.5)	—	(0.9)	—	(5.4)

Net increase (decrease) in cash and cash equivalents	0.2	(2.9)	8.4	13.3	—	19.0
Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.2	$92.3	$31.6	$83.9	$—	$208.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Subsequent Events

On April 16, 2012, the Company consummated the sale of $230.0 million aggregate principal amount of 3.25% senior convertible notes due 2017, which includes the exercise in full of the initial purchasers’ overallotment option. The notes are unsecured, senior obligations of the Company and will pay interest semi-annually at an annual rate of 3.25%. Prior to October 15, 2016, the notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders will receive cash up to the principal amount and shares of the Company’s common stock in respect of any excess conversion amount. The initial conversion rate for the notes is 46.8962 shares of common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $21.32 per share.

In connection with the offering, the Company entered into convertible note hedge transactions in respect of its common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the convertible notes to $26.45 per share. The notes mature on April 15, 2017. The Company recorded a debt discount of approximately $50.3 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the expected life of the debt.

On April 27, 2012, the Company retired all of its remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans. The legacy swaps had become ineffective when the bank debt they were purchased to hedge was paid off with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by the Company’s Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of the swaps, the Company had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term loans.

On April 27, 2012, the Company entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The Company anticipates the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, the Company entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. The Company expects to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements.

On May 1, 2012, the Company began making repurchases of its common stock under its previously announced stock repurchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K our fiscal year ended June 30, 2011, as amended by the risk factors included under “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Executive Summary

Overview

We are a leading international diversified financial services company serving primarily unbanked and under-banked consumers who, for reasons of convenience and accessibility, purchase some or all of their financial services from us rather than from banks and other financial institutions. Through our over 1,300 retail storefront locations, Internet websites and mobile phone and other remote platforms, we provide a variety of consumer financial products and services in eight countries across North America and Europe — the United Kingdom, Canada, the United States, Sweden, Finland, Spain, Poland and the Republic of Ireland.

Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. As a result of our acquisition of Sefina Finance AB, we believe that we are also the largest pawn lender in each of Sweden and Finland and, together with our existing pawn operation in the United Kingdom, we believe we are the largest pawn lender in Europe. At March 31, 2012, our global retail operations consisted of 1,361 retail storefront locations, of which 1,302 are company-owned financial services stores, operating principally as Money Mart®, The Money Shop®, Insta-Cheques®, Suttons and Robertson®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!® and Super Efectivo® in Canada, the United Kingdom, the United States, Poland, the Republic of Ireland, Sweden, Finland and Spain. This network of stores offers a variety of financial services including consumer loans, pawn services, gold buying, check cashing, money transfer services and various other related services. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday Express® and Payday UK®, in Canada under the Money Mart and paydayloan.ca brand names, and in Finland, Sweden and Poland primarily under the Risicum® and OK Money® brand names. In the United Kingdom, the Company also operates a merchant cash advance business, under the brand name mce®, that primarily provides working capital to small retail businesses by providing cash advances against a future receivable calculated as a percentage of future credit card receipts. In addition, we provide financial services to primarily unbanked and underbanked consumers in Poland through in-home servicing under the trade name Optima®.

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

During the nine months ended March 31, 2012, nearly 40% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing, foreign exchange and fee-based income generated from the MILES program.

We manage our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Our Dealers’ Financial Services, LLC, or DFS, subsidiary, which we operate independently of our other businesses, is included in Other.

Since July 1, 2010, we have acquired ten businesses for an aggregate purchase price of approximately $343.8 million. This includes our December 31, 2010 acquisition of Sefina Finance AB (Sefina), with a purchase price of approximately $90.6 million, including estimated contingent consideration, our April 1, 2011 acquisition of Purpose U.K. Holdings Limited (MEM), for which we paid a purchase price of approximately $195.0 million, and our July 6, 2011 purchase of Risicum Oyj (Risicum), for which we paid a purchase price of approximately $46.5 million.

Trends and Competition in Internet-based Business

Within the past two years, we have significantly expanded our online presence and obtained scalable technological platforms in several markets, most notably in the United Kingdom and Finland. We expect to continue to expand our online lending business in the future, both through acquisitions as well as by organic growth, such as the Internet-based business that we started in Poland in February 2012. Although we have seen a general increase in the number of competitors within the online markets in which we now operate, we believe that competition in the online loan market continues to be largely fragmented with high barriers to entry, including the ability to raise sufficient capital to fund loans and growth in loan portfolios, the ability to implement effective underwriting, collections and fraud prevention processes, technology requirements, marketing costs, customer privacy issues and other regulatory and compliance requirements.

Recent Regulatory Developments

Set forth below is a brief discussion of recent legal and regulatory developments in markets in which we operate that may have a material impact on us and our results of operations.

In the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance (ILG) of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 but is under further review. The Debt Collection Guidance could restrict the number of times and the amounts that we are allowed to debit a customer’s account. In addition, in February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the Irresponsible Lending Guidance and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering short-term loans which recently received notice from the OFT of impending on-site reviews by the OFT that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. We have been informed by the OFT that these reviews will be conducted during May 2012. Furthermore, the OFT is requiring us to complete comprehensive surveys with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT guidance, we may consider making changes to our lending and collection practices, but we presently cannot predict the impact, if any, of such changes on our U.K.-based businesses.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted, which among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s payday lending supervision program. Under this program, the CFPB plans to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation will be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. We received notice that the CFPB will commence an on-site review of our U.S. operations in May 2012.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under €1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. The working group’s final recommendations will be reviewed by the Ministry of Justice and could be considered by the Finnish Parliament in the next several months. We cannot predict what the outcome of this legislative process will be, but if we are required to make changes to our current lending operations in Finland as a result of the potential imposition of interest rate and fee restrictions such as those proposed by the working group, such changes could have a material adverse impact on the current Finnish online lending business model.

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

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. As of March 31, 2012, no shares of our common stock have been repurchased. On May 1, 2012, we began making repurchases of our common stock under the plan.

On April 16, 2012, we consummated the sale of $230.0 million aggregate principal amount of 3.25% senior convertible notes due 2017, which includes the exercise in full of the initial purchasers’ overallotment option. The notes are unsecured, senior obligations of ours and will pay interest semi-annually at an annual rate of 3.25%. Prior to October 15, 2016, the notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders will receive cash up to the principal amount and shares of our common stock in respect of any excess conversion amount. The initial conversion rate for the notes is 46.8962 shares of common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $21.32 per share.

In connection with the offering, we entered into convertible note hedge transactions in respect of our common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the convertible notes to $26.45 per share.

The notes mature on April 15, 2017. We recorded a debt discount of approximately $50.3 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the expected life of the debt.

The net proceeds from this offering were approximately $222.0 million, after deducting the initial purchasers’ discounts and the estimated offering expenses. Considering $8.0 million of convertible note transaction fees and $20.0 million of one-time net cash payments to enter into the call spread hedge agreements, we received $202.0 million of net proceeds from the convertible note offering. We subsequently used $55.7 million of the net proceeds to retire the legacy cross-currency interest rate swap agreements discussed below, while a portion of the remaining $146.3 million of proceeds was used to pay down all outstanding borrowings on the global revolving credit facility, which was principally drawn to fund the MEM and Risicum acquisitions, with the residual amount being available for general corporate purposes.

On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of our previously retired term bank loans. The legacy swaps had become ineffective when the bank debt they were purchased to hedge was paid off with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by our Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of the swaps, we had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term loans.

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements.

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

Other than the item noted below, management believes there have been no significant changes during the nine months ended March 31, 2012, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

DFS business unit revenues continue to be unfavorably impacted by the continued high troop deployment to Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options. To address this situation we have further enhanced our internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for this business, including the addition of another lender for certain of the loans originated by DFS. The attainment of the forecasted business plan and projections related to the DFS MILES program is in part dependent on the success of the management plan to both a) expand the MILES program through its existing channels and b) introduce the MILES program to other branches of the military and military-related organizations. If these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS MILES program indefinite-lived intangible asset and goodwill related to the DFS business unit.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2012		2011		2012
	(Dollars in thousands, except per share amounts)
Total revenues:
Consumer lending	$100,712	50.9%	$163,027	60.4%	$292,009	52.7%	$479,715	60.3%
Check cashing	36,626	18.5%	35,289	13.0%	108,669	19.6%	106,165	13.4%
Pawn service fees and sales	16,589	8.4%	21,033	7.8%	30,103	5.4%	62,285	7.8%
Money transfer fees	7,340	3.7%	9,428	3.5%	22,476	4.1%	28,863	3.6%
Gold sales	12,318	6.2%	18,570	6.9%	34,696	6.3%	52,485	6.6%
Other	24,235	12.3%	22,686	8.4%	66,568	11.9%	65,514	8.3%

Total consolidated revenues	197,820	100.0%	270,033	100.0%	554,521	100.0%	795,027	100.0%

Operating expenses:
Salaries and benefits	46,201	23.4%	56,910	21.1%	129,688	23.4%	164,879	20.7%
Provision for loan losses	18,428	9.3%	33,639	12.5%	48,865	8.8%	96,923	12.2%
Occupancy costs	13,256	6.7%	15,805	5.8%	36,867	6.6%	45,579	5.7%
Purchased gold costs	7,546	3.8%	15,390	5.7%	22,422	4.0%	41,805	5.3%
Depreciation	4,247	2.1%	6,071	2.2%	11,774	2.1%	17,497	2.2%
Other	30,994	15.7%	46,863	17.4%	89,500	16.3%	141,095	17.8%

Total operating expenses	120,672	61.0%	174,678	64.7%	339,116	61.2%	507,778	63.9%

Operating margin	77,148	39.0%	95,355	35.3%	215,405	38.8%	287,249	36.1%

Corporate expenses	25,223	12.8%	30,350	11.3%	74,587	13.5%	91,039	11.4%
Other depreciation and amortization	3,058	1.5%	6,587	2.4%	8,572	1.5%	19,539	2.5%
Interest expense, net	22,987	11.6%	24,942	9.2%	66,490	12.0%	73,671	9.3%
Unrealized foreign exchange (gain) loss	(10,043)	(5.1)%	(11,809)	(4.4)%	(42,452)	(7.7)%	18,290	2.3%
Loss (gain) on derivatives not designated as hedges	9,591	4.8%	6,428	2.4%	34,211	6.2%	(6,283)	(0.8)%
Provision for (proceeds from) litigation settlements	135	0.1%	(19)	—%	(3,797)	(0.7)%	4,007	0.5%
Loss on store closings	131	0.1%	145	0.1%	598	0.1%	437	0.1%
Other expense (income), net	747	0.5%	(1,804)	(0.7)%	3,428	0.6%	(562)	(0.1)%

Income before income taxes	25,319	12.8%	40,535	15.0%	73,768	13.3%	87,111	10.9%
Income tax provision	9,731	5.0%	9,244	3.5%	26,320	4.7%	32,117	4.0%

Net income	15,588	7.8%	31,291	11.5%	47,448	8.6%	54,994	6.9%
Less: Net loss attributable to non-controlling interests	(123)	(0.1)%	(149)	(0.1)%	(523)	(0.1)%	(574)	(0.1)%

Net income attributable to DFC Global Corp.	$15,711	7.9%	$31,440	11.6%	$47,971	8.7%	$55,568	7.0%

Net income per share attributable to DFC Global Corp.:
Basic	$0.43		$0.71		$1.31		$1.27
Diluted	$0.41		$0.70		$1.26		$1.22

Constant Currency Analysis

We maintain operations in Canada, Europe and the United States. Over 85% of our revenues are originated in currencies other than the U.S. Dollar, principally the Canadian Dollar and British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. For the three months ended March 31, 2012, the actual average exchange rates used to translate the Canadian and U.K. results were 0.9990 and 1.5716, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and U.K. results for the three months ended March 31, 2012 were 1.0147 and 1.6035, respectively, which represents the average exchange rates used to translate the results for the three months ended March 31, 2011. For the nine months ended March 31, 2012, the actual average exchange rates used to translate the Canadian and U.K. results were 0.9992 and 1.5844, respectively. For constant currency reporting purposes, the average exchange rates used to translate the Canadian and U.K. results for the three months ended March 31, 2012 were 0.9883 and 1.5785, respectively, which represents the average exchange rates used to translate the results for the nine months ended March 31, 2011.

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

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues

Total revenues for the three months ended March 31, 2012 increased by $72.2 million, or 36.5%, as compared to the three months ended March 31, 2011. The impact of new stores and acquisitions accounted for an increase of $58.6 million, while the impact of foreign currency accounted for a decrease of $5.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $18.7 million, or 9.5%. The increase was primarily the result of a $21.0 million increase in revenues in Europe, related to consumer lending, pawn service fees and sales and gold sales, partially offset by a $2.4 million decrease in DFS revenues.

Consolidated fees from consumer lending were $163.0 million for the three months ended March 31, 2012 compared to $100.7 million for the year earlier period, an increase of $62.3 million or 61.9%. The impact of new stores and acquisitions accounted for an increase of $49.1 million, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum. The impact of foreign currency accounted for a decrease of $3.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $16.5 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $14.8 million, $0.8 million and $0.9 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $1.3 million, or 3.7%, for the three months ended March 31, 2012 compared to the prior year period. There was a decrease of approximately $0.4 million related to foreign exchange rates and increases from new stores and acquisitions of $2.3 million. The remaining check cashing revenues were down $3.2 million, or 8.9%, for the three months ended March 31, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues declined 12.0% in Europe, 9.0% in Canada and 7.0% in United States Retail. There was a decline of 19.3% in the number of checks cashed for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed that could be impacting our check cashing business. Concurrently, our store debit card revenues are increasing as more of our customers are switching to this medium in lieu of checks.

Pawn service fees were $21.0 million for the three months ended March 31, 2012, representing an increase of $4.4 million, or 26.8%, compared to the prior year period. The impact of foreign currency fluctuations accounted for a decrease of $0.6 million and increases of approximately $0.8 million related to the impact from new stores and acquisitions. The remaining increase of $4.2 million, or 25.5%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the three months ended March 31, 2012, money transfer fees, gold sales and all other revenues increased by $6.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $1.3 million, or 2.9%, for the three months ended March 31, 2012 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail and increased money transfer fees, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $174.7 million for the three months ended March 31, 2012 compared to $120.7 million for the three months ended March 31, 2011, an increase of $54.0 million or 44.8%. The impact of foreign currency fluctuations accounted for a decrease of $3.5 million. The primary increase in the current year’s operating expenses is related to new stores and acquisitions of approximately $43.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $14.5 million as compared to the prior year. For the three months ended March 31, 2012, total operating expenses increased to 64.7% of total revenue as compared to 61.0% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 62.4%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 20.6% for the three months ended March 31, 2012 compared to 18.3% for the three months ended March 31, 2011. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandinavia, which typically carry higher loan losses, but lower overall operating costs than our store based businesses. The higher loan loss provision experienced for Internet-based loans is directly related to the number of new customers in that element of our business. Loans made to newer customers tend to carry higher loss rates until our level of experience (i.e., knowledge of customer behavior) with the customer increases.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $18.7 million and $0.2 million, respectively, and decreased by $3.5 million in Canada. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the volume of purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs and a decrease in the provision for loan losses.

Corporate Expenses

Corporate expenses were $30.4 million for the three months ended March 31, 2012 compared to $25.2 million for the three months ended March 31, 2011, or an increase of $5.2 million. The increase is consistent with our increased investment in e-commerce and our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $6.5 million for the three months ended March 31, 2012 compared to $3.1 million for the three months ended March 31, 2011. The increase of $3.4 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights and increased depreciation of corporate-related assets.

Interest Expense

Interest expense, net was $25.0 million for the three months ended March 31, 2012 compared to $23.0 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions. Included in the interest expense for the three months ended March 31, 2012 is approximately $5.2 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $4.8 million for the three months ended March 31, 2011, representing an increase of approximately $0.4 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million and $1.7 million non-cash interest charge for the three months ended March 31, 2012 and March 31, 2011, respectively.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange gain of $11.8 million for the three months ended March 31, 2012 is due primarily to the unrealized foreign exchange gain associated with the mark to market of our $600.0 million in senior notes, in addition to unrealized foreign exchange gains on intercompany debt. The senior notes were issued by our indirectly wholly-owned Canadian subsidiary and are denominated in a currency other than the reporting currency of that entity. Near the end of fiscal 2010, we retired the remaining term debt related to our 2006 credit agreement leaving only the Canadian subsidiary’s $600.0 million in senior notes outstanding. The impact of all prospective changes in the exchange rate between the U.S. Dollar and the Canadian Dollar will be reflected in our earnings as “unrealized foreign exchange gains and losses”. The unrealized foreign exchange gain of $10.1 million for the three months ended March 31, 2011 is due primarily to the mark to market of the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The mark to market loss on derivatives not designated as hedges was $6.4 million for the three months ended March 31, 2012, compared to a loss of $9.6 million for the three months ended March 31, 2011. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

Other (Income) Expense

During the three months ended March 31, 2012, we recorded net other income of approximately $1.8 million, due to other income items of $2.9 million, offset by acquisition-related activities of $0.8 million and realized foreign exchange losses of $0.3 million.

During the three months ended March 31, 2011, we recorded other expenses of approximately $0.8 million, due to acquisition-related activities of $1.3 million, offset by other income items of $0.5 million.

Income Tax Provision

The provision for income taxes was $9.2 million for the three months ended March 31, 2012 compared to a provision of $9.7 million for the three months ended March 31, 2011. Our effective tax rate was 22.8% for the three months ended March 31, 2012 and was 38.4% for the three months ended March 31, 2011. The decrease in the effective tax rate for the three months ended March 31, 2012 as compared to the prior year was primarily a result of the tax treatment of the unrealized mark to market foreign currency exchange losses in Canada. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2012, we maintained deferred tax assets of $111.7 million, which is offset by a valuation allowance of $87.2 million, which represents a decrease of $3.0 million in the net deferred tax asset during the three months ended March 31, 2012. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $111.7 million in deferred tax assets consists of $39.1 million related to net operating losses and other temporary differences, $56.6 million related to foreign tax credits and $16.0 million in foreign deferred tax assets. At March 31, 2012, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $39.1 million, which represents a decrease of $4.8 million in the period. The net operating loss carry forward at June 30, 2011 was $78.2 million and at March 31, 2012 was $63.4 million, a decrease of $14.8 million due to provision to return adjustments related to the Company’s fiscal year 2011 tax return, the utilization of a net operating loss carryforward, and competent authority adjustments. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit its ability to utilize the net operating losses under the Internal Revenue Code. The deferred tax asset related to excess foreign tax credits increased $3.4 million due to provision to return adjustments related to the Company’s fiscal year 2011 tax return. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.6 million. Additionally, we maintain foreign deferred tax assets in the amount of $16.0 million, which is offset by a valuation allowance of $0.6 million related to the Canadian cross-currency interest rate swaps.

At June 30, 2011, we had unrecognized tax benefit reserves related to uncertain tax positions of $14.2 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2012, we had $15.8 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2011 for Canada, and tax years 2006 through 2011 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 and 2007, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009.

Nine months ended March 31, 2012 compared to Nine months ended March 31, 2011

Revenues

Total revenues for the nine months ended March 31, 2012 increased by $240.5 million, or 43.4%, as compared to the nine months ended March 31, 2011. The impact of foreign currency accounted for $3.8 million of the revenue increase with an additional increase of $188.9 million related to the impact of new stores and acquisitions. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $47.8 million, or 8.6%. The increase was primarily the result of a $54.7 million increase in revenues in Europe, related to consumer lending and pawn service fees and sales, partially offset by a $7.5 million decrease in DFS revenues.

Consolidated fees from consumer lending were $479.7 million for the nine months ended March 31, 2012 compared to $292.0 million for the year earlier period, an increase of $187.7 million or 64.3%. The impact of foreign currency fluctuations accounted for an increase of approximately $1.9 million and the impact of new stores and acquisitions was an increase of $141.8 million, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $44.0 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $38.8 million, $2.7 million and $2.5 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $2.5 million, or 2.3%, for the nine months ended March 31, 2012 compared to the prior year period. There was an increase of approximately $0.8 million related to foreign exchange rates and increases from new stores and acquisitions of $8.9 million. The remaining check cashing revenues were down $12.2 million, or 11.2%, for the nine months ended March 31, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, the check cashing revenues declined 15.0% in Europe, 10.2% in Canada and 10.1% in United States Retail. There was a decline of 11.1% in the number of checks cashed for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. Concurrently, our store debit card revenues are increasing as more of our customers are switching to this medium in lieu of checks.

Pawn service fees were $62.3 million for the nine months ended March 31, 2012, representing an increase of $32.2 million, or 106.9%, compared to the prior year period. The impact of foreign currency fluctuations accounted for an increase of $0.6 million and increases of approximately $20.4 million related to the impact from new stores and acquisitions, including our December 31, 2011 acquisition of Sefina. The remaining increase of $11.2 million, or 37.0%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the nine months ended March 31, 2012, money transfer fees, gold sales and all other revenues increased by $23.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $4.9 million, or 3.9%, for the nine months ended March 31, 2012 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail, and increased debit card fees in Canada, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $507.8 million for the nine months ended March 31, 2012 compared to $339.1 million for the nine months ended March 31, 2011, an increase of $168.7 million or 49.7%. The impact of foreign currency fluctuations accounted for an increase of $1.6 million. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $135.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $31.7 million as compared to the prior year. For the nine months ended March 31, 2012, total operating expenses increased to 63.9% of total revenue as compared to 61.2% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.6%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 20.2% for the nine months ended March 31, 2012 compared to 16.7% for the nine months ended March 31, 2011. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandinavia.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $37.2 million and $1.6 million, respectively, and decreased by $5.2 million in Canada. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs, a decrease in the provision for loan losses and a decrease in franchise and other taxes, partially offset by increased depreciation.

Corporate Expenses

Corporate expenses were $91.0 million for the nine months ended March 31, 2012 compared to $74.6 million for the nine months ended March 31, 2011, or an increase of $16.4 million. The increase is consistent with our increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development team which is focused on global acquisition and business development strategies and execution. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $19.5 million for the nine months ended March 31, 2012 compared to $8.6 million for the nine months ended March 31, 2011. The increase of $10.9 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights and increased depreciation of corporate-related assets.

Interest Expense

Interest expense, net was $73.7 million for the nine months ended March 31, 2012 compared to $66.5 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions, as well as interest expense on debt assumed as part of the Sefina acquisition. Included in the interest expense for the nine months ended March 31, 2012 is approximately $15.4 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $13.9 million for the nine months ended March 31, 2011, representing an increase of approximately $1.5 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on these cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $4.9 million non-cash interest charge for the nine months ended March 31, 2012 as compared to a charge of approximately $4.8 million for the nine months ended March 31, 2011.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange loss of $18.3 million for the nine months ended March 31, 2012 is due primarily to the unrealized foreign exchange losses associated with the mark to market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. The unrealized foreign exchange gain of $42.5 million for the nine months ended March 31, 2011 is due primarily to the mark to market of the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The mark to market gain on derivatives not designated as hedges was $6.3 million for the nine months ended March 31, 2012, compared to a loss of $34.2 million for the nine months ended March 31, 2011. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates.

(Proceeds from) Provision for Litigation Settlements

The provision for litigation settlements during the nine months ended March 31, 2012 was $4.0 million and primarily related to the settlement of litigation in California.

The proceeds from litigation settlements during the nine months ended March 31, 2011 was $3.8 million, primarily related to cash received from certain Canadian franchisees for their portion of settlement costs for the Canadian class actions.

Other (Income) Expense

During the nine months ended March 31, 2012, we recorded net other income of approximately $0.6 million, due to other income items of $4.4 million, partially offset by acquisition-related activities of $2.8 million and realized foreign exchange losses of $1.0 million.

During the nine months ended March 31, 2011, we recorded other expenses of approximately $3.4 million, due to acquisition-related activities of $5.0 million, partially offset by other income items of $1.6 million.

Income Tax Provision

The provision for income taxes was $32.1 million for the nine months ended March 31, 2012 compared to a provision of $26.3 million for the nine months ended March 31, 2011. Our effective tax rate was 36.9% for the nine months ended March 31, 2012 and was 35.7% for the nine months ended March 31, 2011. The increase in the effective tax rate for the nine months ended March 31, 2012 as compared to the prior year was primarily a result of the tax treatment of the unrealized mark to market foreign currency exchange losses in Canada, offset in part by increased taxable income in jurisdictions with relatively lower statutory tax rates than the U.S federal statutory rate of 35%. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2012, we maintained deferred tax assets of $111.7 million, which is offset by a valuation allowance of $87.2 million, which represents a decrease of $8.2 million in the net deferred tax asset during the nine months ended March 31, 2012. The change for the period in our deferred tax assets and valuation allowances is presented in the table below.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2011	$120.3	$87.6	$32.7
U.S. decrease	(2.5)	(0.2)	(2.3)
Foreign decrease	(6.1)	(0.2)	(5.9)

Balance at March 31, 2012	$111.7	$87.2	$24.5

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Review of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

	Three Months Ended		% Inc/Dec -	Nine Months Ended		% Inc/Dec -
	March 31,		Margin	March 31,		Margin
	2011	2012	Change	2011	2012	Change
	(Dollars in thousands)

Europe revenues:
Consumer lending	$44,237	$103,710	134.4%	$118,707	$293,422	147.2%
Check cashing	6,657	6,395	(3.9)%	22,639	21,208	(6.3)%
Pawn service fees and sales	16,580	21,012	26.7%	30,085	62,235	106.9%
Money transfer fees	1,852	2,714	46.5%	5,482	8,043	46.7%
Gold sales	8,124	14,020	72.6%	21,785	37,084	70.2%
Other	4,724	5,418	14.7%	15,639	19,480	24.6%

Total Europe revenues	$82,174	$153,269	86.5%	$214,337	$441,472	106.0%
Operating margin	34.2%	28.2%	(6.0 pts. )	32.5%	30.4%	(2.1 pts. )

Canada revenues:
Consumer lending	$41,826	$43,785	4.7%	$126,288	$136,741	8.3%
Check cashing	17,114	16,938	(1.0)%	53,944	56,105	4.0%
Pawn service fees and sales	9	21	N/M	18	50	N/M
Money transfer fees	4,386	5,394	23.0%	13,636	16,912	24.0%
Gold sales	3,553	3,302	(7.1)%	11,254	11,122	(1.2)%
Other	10,986	10,861	(1.1)%	24,435	26,602	8.9%

Total Canada revenues	$77,874	$80,301	3.1%	$229,575	$247,532	7.8%
Operating margin	46.4%	49.5%	3.1 pts.	48.4%	49.7%	1.3 pts.

United States Retail revenues:
Consumer lending	$14,649	$15,532	6.0%	$47,014	$49,552	5.4%
Check cashing	12,855	11,956	(7.0)%	32,086	28,852	(10.1)%
Money transfer fees	1,102	1,320	19.8%	3,358	3,908	16.4%
Gold sales	641	1,248	94.7%	1,657	4,279	158.2%
Other	3,170	3,425	8.0%	9,113	9,546	4.8%

Total United States Retail revenues	$32,417	$33,481	3.3%	$93,228	$96,137	3.1%
Operating margin	31.5%	32.8%	1.3 pts.	26.9%	27.2%	0.3 pts.

Other revenues:
Other	5,355	2,982	(44.3)%	17,381	9,886	(43.1)%

Total Other revenues	$5,355	$2,982	(44.3)%	$17,381	$9,886	(43.1)%
Operating margin	51.3%	45.9%	(5.4 pts. )	54.6%	39.4%	(15.2 pts. )

Total revenue	$197,820	$270,033	36.5%	$554,521	$795,027	43.4%

Operating margin	$77,148	$95,355	23.6%	$215,405	$287,249	33.4%

Operating margin %	39.0%	35.3%	(3.7 pts. )	38.8%	36.1%	(2.7 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended March 31,						Nine Months Ended March 31,
	Revenue		Pre-Tax Income				Revenue		Pre-Tax Income
	2011	2012	2011		2012		2011	2012	2011		2012
Europe	41.5%	56.8%	43.1	%(1)	56.8	%(4)	38.7%	55.5%	56.1	%(7)	66.9	%(10)
Canada	39.4%	29.7%	46.3	%(2)	32.2	%(5)	41.4%	31.1%	48.3	%(8)	34.2	%(11)
United States Retail	16.4%	12.4%	37.0%		28.3%		16.8%	12.1%	35.8%		22.7	%(12)
Other	2.7%	1.1%	(26.4	)%(3)	(17.3	)%(6)	3.1%	1.3%	(40.2	)%(9)	(23.8	)%(13)

	100.0%	100.0%	100.0%		100.0%		100.0%	100.0%	100.0%		100.0%

(1)	Excludes $2.2 million of unrealized foreign exchange losses.
(2)	Excludes $12.9 million of unrealized foreign exchange gains and $9.6 million of losses on derivatives not designated as hedges.
(3)	Excludes $0.7 million of unrealized foreign exchange losses and $0.1 million of provisions for litigation settlements.

(4)	Excludes $1.1 million of unrealized foreign exchange gains.
(5)	Excludes $10.8 million of unrealized foreign exchange gains and $6.4 million of losses on derivatives not designated as hedges.
(6)	Excludes $0.1 million of unrealized foreign exchange losses.
(7)	Excludes $2.1 million of unrealized foreign exchange losses.
(8)	Excludes $47.1 million of unrealized foreign exchange gains, $34.2 million of losses on derivatives not designated as hedges and $4.0 million of proceeds from litigation settlements.
(9)	Excludes $2.5 million of unrealized foreign exchange losses and $0.2 million of provisions for litigation settlements.
(10)	Excludes $0.2 million of unrealized foreign exchange gains.
(11)	Excludes $18.6 million of unrealized foreign exchange losses, $6.3 million of gains on derivatives not designated as hedges and $0.1 million of provisions for litigation settlements.
(12)	Excludes $3.9 million of provisions for litigation settlements.
(13)	Excludes $0.1 million of unrealized foreign exchange gains.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Europe

Total revenues in Europe were $153.3 million for the three months ended March 31, 2012, compared to $82.2 million for the year earlier period, an increase of $71.1 million or 86.5%. The MEM and Risicum acquisitions contributed $43.3 million of revenue for the three months ended March 31, 2012. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $21.0 million, or 25.6%. Consumer lending and pawn service fees were up by $14.8 million and $4.2 million, respectively. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued strong performance of the store-based business. The growth in pawn service fees is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $2.8 million primarily as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $0.8 million, or 12.0% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $55.9 million, or 103.3%, from $54.1 million for the three months ended March 31, 2011 to $110.0 million for the three months ended March 31, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $18.7 million or 34.6%. There was an increase of 2.9 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended March 31, 2011 was 24.1% while for the current year, the rate increased to 27.0%. On a constant currency basis, the operating margin percentage in Europe decreased from 34.2% for the three months ended March 31, 2011 to 28.2% for the current year primarily due to the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending and lower gold sales margins, partially offset by percentage decreases in salaries and benefits and occupancy costs. We employ a variety of media to advertise the products and services that we offer in our financial services stores and Internet sales channel, including point of purchase and in-store promotions, mass media campaigns including television and radio advertisements, and electronic media costs such as text messaging, e-mail campaigns, search engine marketing and web site marketing. Advertising expense also includes lead generation costs paid to online companies in exchange for providing leads for potential customers interested in using the products and services we offer.

The pre-tax income in Europe was $21.1 million for the three months ended March 31, 2012 compared to $8.6 million for the prior year, an increase of $12.5 million – on a constant currency basis, the increase was $12.9 million. In addition to increased operating margins of $16.2 million, increased unrealized foreign exchange gains of $3.4 million and reduced acquisition costs of $3.9 million, pre-tax income was negatively impacted by increased interest expense of $3.0 million, increased other depreciation and amortization expense of $3.0 million and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $6.7 million.

Canada

Total revenues in Canada were $80.3 million for the three months ended March 31, 2012, an increase of 3.1%, or $2.4 million, as compared to the three months ended March 31, 2011. The impact of new stores and acquisitions accounted for $4.6 million of this increase. The impact of foreign currency rates accounted for a $1.2 million decrease. On a constant currency basis, total revenues in

Canada increased by $3.6 million, or 4.7%, for the three months ended March 31, 2012, as compared to the prior year. Consumer lending revenues in Canada increased by $2.6 million, or 6.3% (on a constant currency basis), for the three months ended March 31, 2012 as compared to the prior year, primarily related to the growth of Internet-based lending and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $0.9 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees. Check cashing revenues increased by $0.1 million in Canada due to an increase in the average fee per check, partially offset by a decrease in the number of checks cashed (also on a constant currency basis).

Operating expenses in Canada decreased $1.2 million, or 2.8%, from $41.8 million for the three months ended March 31, 2011 to $40.6 million for the three months ended March 31, 2012. The impacts of changes in foreign currency rates resulted in a decrease of $0.6 million. The constant currency decrease of approximately $0.5 million is primarily related to a reduced provision for loan losses, partially offset by costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 5.5 pts from 15.8% to 10.3%. Overall Canada’s operating margin percentage increased from 46.4% for the three months ended March 31, 2011 to 49.5% for the three months ended March 31, 2012. The increase in this area is primarily the result of the decrease in the provision for loan losses noted above, as well as reduced salaries and benefits costs.

Canada pre-tax income was $15.7 million for the three months ended March 31, 2012 compared to pre-tax income of $14.9 million for the prior year, an increase of $0.8 million. On a constant currency basis, the pre-tax income was $15.9 million. On a constant currency basis, the positive impacts of increased operating margins of $4.2 million, and a reduced non-cash valuation loss of $3.1 million on the cross currency interest rate swaps, were offset by increased interest expense of $3.3 million, a reduced unrealized mark to market foreign exchange gain of $2.0 million related to our senior notes, increased corporate expenses of $0.5 million and increased other depreciation and amortization of $0.4 million. The amount of unrealized mark to market foreign exchange gains/losses is based on exchange rates as of the end of the reporting period (in this case March 31, 2012) and is subject to the volatility of daily foreign exchange rate fluctuations.

United States Retail

Total United States Retail revenues were $33.5 million for the three months ended March 31, 2012 compared to $32.4 million for the three months ended March 31, 2011, an increase of $1.1 million or 3.3%. From a product perspective, this increase is primarily related to increases of $0.9 million and $0.6 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $0.9 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail increased to 32.8% for the three months ended March 31, 2012, compared to 31.5% for the prior year period. This increase was primarily the result of percentage decreases in salaries and benefits and occupancy costs.

United States Retail pre-tax profit was $10.0 million for the three months ended March 31, 2012, compared to $9.2 million for the prior year. This increase is a result of the increased operating margins noted above.

Other

Included in Other are DFS revenues of $3.0 million for the three months ended March 31, 2012, compared to $5.4 million for the three months ended March 31, 2011, a decrease of $2.4 million or 44.3%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Afghanistan and the influx of competition that have re-entered the auto loan market with aggressive pricing options. We further enhanced our Internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for the DFS business. This plan includes expanding the business through DFS’ existing channels and introducing the business to other branches of the military and military-related organizations, as well as adding new lenders for certain of the loans originated by DFS.

Nine months Ended March 31, 2012 compared to Nine months Ended March 31, 2011

Europe

Total revenues in Europe were $441.5 million for the nine months ended March 31, 2012, compared to $214.3 million for the year earlier period, an increase of $227.2 million or 106.0%. The MEM, Sefina and Risicum acquisitions contributed $147.5 million of the revenue increase for the nine months ended March 31, 2012. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $54.7 million, or 25.5%. Consumer lending and pawn service fees were up by $38.8 million and $11.1 million, respectively. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued strong performance of the store-based business. The growth in pawn service fees is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $8.2 million, primarily as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks to debit cards, and decreased by approximately $3.4 million, or 15.0% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $162.6 million, or 112.4%, from $144.7 million for the nine months ended March 31, 2011 as compared to $307.3 million for the nine months ended March 31, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $37.2 million or 25.7%. There was an increase of 2.3 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the nine months ended March 31, 2011 was 23.5% while for the current year, the rate increased to 25.8%. On a constant currency basis, the operating margin percentage in Europe decreased from 32.5% for the three months ended March 31, 2011 to 30.3% for the current year primarily due to the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending, partially offset by percentage decreases in salaries and benefits and occupancy costs.

The pre-tax income in Europe was $69.1 million for the nine months ended March 31, 2012 compared to $32.5 million for the prior year, an increase of $36.6 million – on a constant currency basis, the increase was $35.8 million. In addition to increased operating margins of $63.7 million, increased unrealized foreign exchange gains of $2.4 million and reduced acquisition costs of $3.1 million, pre-tax income was negatively impacted by increased interest expense of $12.0 million, increased amortization expense of $9.0 million, and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $14.6 million.

Canada

Total revenues in Canada were $247.5 million for the nine months ended March 31, 2012, an increase of 7.8%, or $18.0 million, as compared to the nine months ended March 31, 2011. The impact of foreign currency rates and new stores and acquisitions accounted for $2.7 million and $17.5 million of this increase, respectively. On a constant currency basis, total revenues in Canada increased by $15.3 million, or 6.6%, for the nine months ended March 31, 2012, as compared to the prior year. Consumer lending revenues in Canada increased by $8.9 million or 7.1% (on a constant currency basis) for the nine months ended March 31, 2012 as compared to the prior year, primarily related to the growth of Internet-based loans in Canada and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $4.8 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees, partially offset by reduced franchisee fees. Check cashing revenues increased $1.5 million in Canada due to an increase in the average fee per check, partially offset by a decrease in the number of checks cashed (also on a constant currency basis).

Operating expenses in Canada increased $6.2 million, or 5.3%, from $118.4 million for the nine months ended March 31, 2011 to $124.6 million for the nine months ended March 31, 2012. The impacts of changes in foreign currency rates resulted in an increase of $1.3 million. The constant currency increase of approximately $4.9 million is primarily related to costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 2.3 pts from 12.4% to 10.7%. On a constant currency basis, Canada’s operating margin percentage increased from 48.4% for the nine months ended March 31, 2011 to 49.7% for the nine months ended March 31, 2012. The increase in this area is primarily the result of the decrease in the provision for loan losses noted above, as well as reduced salaries and benefits costs as a percentage of revenue.

Canada pre-tax income was $22.9 million for the nine months ended March 31, 2012 compared to pre-tax income of $46.7 million for the prior year, a decrease of $23.8 million. On a constant currency basis, pre-tax income was $23.1 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to the positive impacts of increased operating margins of $10.4 million, and a non-cash valuation gain of $39.9 million on the cross currency interest rate swaps, which were offset by an unrealized mark to market foreign exchange loss of $64.5 million related to our senior notes, reduced proceeds from litigation settlements of $4.1 million and increased corporate expenses of $2.5 million. The amount of unrealized foreign exchange gains/losses is based on exchange rates as of the end of the reporting period (in this case March 31, 2012) and is subject the volatility of daily foreign exchange rate fluctuations.

United States Retail

Total United States Retail revenues were $96.1 million for the nine months ended March 31, 2012 compared to $93.2 million for the nine months ended March 31, 2011, an increase of $2.9 million or 3.1%. From a product perspective, this increase is primarily related to increases of $2.5 million and $2.6 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $3.2 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail were 27.2% for the nine months ended March 31, 2012, compared to 26.9% for the prior year period. This increase was primarily the result of percentage decreases in salaries and benefits and occupancy costs, partially offset by an increase in the provision for loan losses.

United States Retail pre-tax profit was $19.5 million for the nine months ended March 31, 2012 compared to $22.1 million for the prior year. The decrease was primarily the result of a $3.9 million provision for litigation settlements.

Other

Included in Other are DFS revenues of $9.9 million for the nine months ended March 31, 2012, compared to $17.4 million for the nine months ended March 31, 2011, a decrease of $7.5 million or 43.1%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Iraq, Afghanistan and other countries and the influx of competition that have re-entered the auto loan market with aggressive pricing options.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding check cashing, consumer and pawn lending and other operating and acquisition activities. For the nine months ended March 31, 2012, cash and cash equivalents increased $19.0 million, which is net of a $5.4 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Canada and Europe in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Canada and Europe business units.

Consumer loans, net increased by $18.7 million to $180.6 million at March 31, 2012 from $161.9 million at June 30, 2011. Consumer loans, gross increased by $26.7 million and the related allowance for loan losses increased by $8.0 million. A significant factor for the increase in consolidated consumer loans balances is related to our acquisition of Risicum in July of 2011, as well as an increase in internet loans in the United Kingdom. On a segment basis, the Europe business unit showed an increase in its consumer loans, gross balances of $31.9 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $34.2 million. As noted, the increase in the Europe consumer loans balances was primarily the result of the Risicum acquisition, with the remaining increase primarily due to the growth in internet loans in the United Kingdom. The Canadian business unit showed a decrease in their consumer loans, gross balances of $1.7 million. On a constant currency basis, the Canadian business had a decrease in consumer loans, gross balances of $0.4 million. The United States Retail business had a decrease of $3.6 million in their consumer loans, gross balances.

In constant dollars, the allowance for loan losses increased by $8.6 million and increased as a percentage of the outstanding principal balance to 11.4% at March 31, 2012 from 8.5% at June 30, 2011. The following factors impacted this area:

•

In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 11.9% at June 30, 2011 to 14.8% at March 31, 2012, primarily as a result of higher loss reserves applied to our legacy and Internet loan business, partially offset by lower loss reserves applied to the recently acquired Risicum consumer loan portfolio. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy single payment portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding has increased from 1.6% at June 30, 2011 to 2.1% at March 31, 2012.

•	The ratio of the allowance for loan losses related to United States Retail short-term consumer loans was 1.8% at both June 30, 2011 and March 31, 2012.

Liquidity and Capital Resources

Historically, our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt and equity securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund consumer loans and pawn loans, finance store expansion, finance acquisitions and finance the expansion of our products and services.

In March 2012, we identified certain immaterial classification errors in our Consolidated Statements of Cash Flows. We have determined that in this Quarterly Report and in our future periodic reports we will correct these errors by reclassifying certain cash flows related to consumer loan and pawn lending activities from operating activities cash flows to investing activities cash flows for the years ended June 30, 2010 and June 30, 2011, and the interim periods ended March 31, September 30, and December 31, 2011. These reclassifications will increase total cash provided by operating activities and increase total cash used in investing activities by an equal and offsetting amount, and the reclassifications do not change total cash, net income, or any other operating measure.

Net cash provided by operating activities was $197.6 million for the nine months ended March 31, 2012, compared to $65.8 million for the nine months ended March 31, 2011. The increase in net cash from operating activities was primarily the result of the growth in revenue and operating margin, as well as reduced payments related to settled Canadian class action litigation, partially offset by an increase in finance and service charges receivable.

Net cash used in investing activities was $238.5 million for the nine months ended March 31, 2012, compared to $162.6 million for the nine months ended March 31, 2011. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The increase in net cash used in investing activities was primarily the result of the growth in our consumer lending and pawn lending portfolios.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled. During the nine months ended March 31, 2012, we made capital expenditures of $44.0 million and acquisitions of $84.0 million. During the nine months ended March 31, 2011, we made capital expenditures of $29.5 million and acquisitions of $74.1 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $58.0 million to $60.0 million during our fiscal year ending June 30, 2012.

Net cash provided by financing activities was $65.3 million for the nine months ended March 31, 2012, compared to net cash used by financing activities of $150.2 million for the nine months ended March 31, 2011. The cash provided by financing activities during the nine months ended March 31, 2012 was primarily a result of a net drawdown on our revolving credit facilities of $61.3 million to finance acquisitions during the period, proceeds from the issuance of debt of $10.6 million, and proceeds from stock options exercises of $2.6 million, partially offset by payments of contingent consideration of $8.4 million. The cash provided by financing activities during the nine months ended March 31, 2011 was primarily a result of $152.5 (GBP 95 million) in borrowings under the global revolving credit facility to fund the acquisition of MEM, partially offset by the payment of debt issuance costs of $4.3 million.

Senior Secured Credit Facility On March 3, 2011, we replaced our existing credit facility with a new senior secured credit facility with a syndicate of lenders, for which the administrative agent is Wells Fargo Bank, National Association. The facility consisted of a $200.0 million global revolving credit facility, with the potential to further increase our available borrowings under the facility to $250.0 million. On February 29, 2012, Barclays Bank PLC and Deutsche Bank AG New York Branch became lenders under the global revolving credit facility, increasing the aggregate commitments under the facility to $235.0 million. Availability under the global revolving credit facility is based on a borrowing base comprised of cash and consumer receivables in our U.S. and Canadian operations, our U.K.-based retail and our U.K. retail store-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.

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

As of March 31, 2012, there was $141.8 million outstanding under our global revolving credit facility. Subsequent to March 31, 2012, the amount outstanding under the global revolving credit facility was repaid using the proceeds from the April 16, 2012 sale of $230.0 million aggregate principal of senior convertible notes (as disclosed under “Recent Events”). Since the senior notes will be classified as long term debt in our future balance sheets, the March 31, 2012 revolving credit balance has been included in long term debt.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of March 31, 2012, we were in compliance with all such covenants.

Scandinavian Credit Facilities As a result of the December 2010 acquisition of Sefina, we assumed borrowings under Sefina’s existing credit facilities. The loans are secured primarily by the value of Sefina’s pawn pledge stock. The borrowings consist of a working capital facility consisting of two loans of SEK 185 million and SEK 55 million (in aggregate, $36.2 million at March 31, 2012). These loans are due July 2013 and December 2015, respectively, at an interest rate of the lender’s borrowing rate plus 160 basis points (4.21% at March 31, 2012). Also with the same Scandinavian bank, we assumed an overdraft facility due March 31, 2012 with a commitment of up to SEK 85 million. In December 2011, this overdraft facility was extended to December 31, 2012. As of March 31, 2012, SEK 10.3 million ($1.6 million) was outstanding at the lender’s borrowing rate plus 170 basis points (4.31% at March 31, 2012). We also assumed a Euro overdraft facility with another Scandinavian bank maturing in April 2012 with a commitment of up to EUR 17.5 million. In February 2012, we refinanced this overdraft facility with a new credit agreement with the same Scandinavian bank, consisting of a working capital facility with a commitment of up to EUR 10.75 million, of which EUR 8.1 million ($10.7 million) was outstanding as of March 31, 2012, and a term loan of EUR 8.0 million ($10.7 million at March 31, 2012). The working capital facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.98% at March 31, 2012). The term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (3.95% at March 31, 2012)

Other Debt Other debt consists of $8.5 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.9 million revolving loan and a $5.6 million term loan, each of which will mature in September 2012.

Long-Term Debt As of March 31, 2012, our long term debt consisted of the following: (i) $597.3 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company: (ii) $141.8 million of borrowings under the global revolving credit facility; (iii) $42.7 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes; (iv) $95.8 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes; and (v) $57.6 million of borrowings under Sefina’s revolving credit facility and bank loans.

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

April 2012 Convertible Debt Offering On April 16, 2012, we completed the offering of $230.0 million aggregate principal amount of senior convertible notes due 2017. The notes will pay interest semi-annually at a rate of 3.25% per annum and will be convertible at an initial conversion rate of 46.8962 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $21.32 per share. The notes are initially convertible into common stock beginning after June 30, 2012, depending on the closing price of our common stock. In connection with the offering, we entered into convertible note hedge transactions in respect of our common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the convertible notes to $26.45 per share. The notes mature on April 15, 2017.

Considering $8.0 million of convertible note transaction fees and $20.0 million of one-time net cash payments to enter into the call spread hedge agreements, we received $202.0 million of net proceeds from the convertible note offering. We subsequently used $55.7 million of the net proceeds to retire the legacy cross-currency interest rate swap agreements, while a portion of the remaining $146.3 million of proceeds was used to pay down all outstanding borrowings on the senior secured credit facility, which was principally drawn to fund the MEM and Risicum acquisitions, with the residual amount being available for general corporate purposes.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2012, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt:
10.375% Senior Notes due 2016	$600.0	$—	$—	$600.0	$
2.875% Senior Convertible Notes due 2027	44.8	—	—	—		44.8	(1)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—		120.0	(2)

Revolving credit facilities	141.8	—	141.8	—		—
Scandinavian credit facilities	59.2	1.6	38.7	18.9
Other Notes Payable	8.5	8.5	—	—		—
Obligations under Litigation Settlement Agreements Payable in Cash	14.0	8.3	5.7	—		—

Cross-currency interest rate swaps (4)	55.7	55.7
Operating lease obligations (3)	264.4	54.5	88.4	60.1		61.4

Total contractual cash obligations (5)	$1,308.4	$128.6	$274.6	$679.0		$226.2

(1)	Holders have the right to require DFC to purchase all or a portion of the Notes on December 31, 2012 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require DFC to purchase all or a portion of the Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.
(4)	On April 27, 2012, we settled our liabilities under the Canadian cross-currency interest rate swaps which were due to expire in October 2012.
(5)	Excluded from the table is approximately $9.2 million of additional contingent acquisition payments that are dependent on the operating performance of Sefina.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard update amends certain accounting and disclosure requirements related to fair value measurements. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

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

Foreign Currency Exchange Rate Risk

Put Options

Operations in Canada and Europe have exposed us to shifts in currency valuations. From time to time, we may elect to purchase put options in order to protect certain earnings in Canada and Europe against the translational impact of foreign currency fluctuations. Out of the money put options may be purchased because they cost less than completely averting risk, and the maximum downside is limited to the difference between the strike price and exchange rate at the date of purchase and the price of the contracts. At March 31, 2012, we did not hold any put options. Historically we have used, and may continue to use, purchased options designated as cash flow hedges to protect against certain of the foreign currency exchange rate risks inherent in our forecasted earnings denominated in currencies other than the U.S. dollar. These cash flow hedges have a duration of less than 12 months. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other expense (income), net on the statement of operations. For options designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates.

Canada operations (exclusive of unrealized foreign exchange loss of $18.6 million, provision for litigation settlements of $0.1 million, gain on derivatives not designated as hedges of $6.3 million, and loss on store closings of $0.2 million) accounted for approximately 34.3% of consolidated pre-tax earnings for the nine months ended March 31, 2012 and 48.4% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange gains of $47.1 million, loss on derivatives not designated as hedges of $34.2 million, proceeds from litigation settlements of $4.0 million and loss on store closings of $0.4 million) for the nine months ended March 31, 2011. Europe operations (exclusive of unrealized foreign exchange gains of $0.2 million) accounted for approximately 66.6% of consolidated pre-tax earnings for the nine months ended March 31, 2012 and 55.6% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange losses of $2.2 million) for the nine months ended March 31, 2011. U.S. operations (exclusive of unrealized foreign exchange gain of $0.1 million, provision for litigation settlements of $3.9 million and loss on store closings of $0.2 million) accounted for approximately (0.9)% of consolidated pre-tax earnings for the nine months ended March 31, 2012 and (4.0)% of consolidated pre-tax earnings (exclusive of unrealized foreign exchange loss of $2.5 million, provision for litigation settlements of $0.2 million, and loss on store closings of $0.2 million) for the nine months ended March 31, 2011. As currency exchange rates change, translation of the financial results of the Canada and Europe operations into U.S. dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments increasing our net assets by $3.2 million. These gains and losses are included in other comprehensive income.

We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange loss of $18.4 million, gain on derivatives not designated as hedges of $6.3 million, provision for litigation settlements of $0.1 million, and loss on store closings of $0.3 million) by approximately $10.5 million for the nine months ended March 31, 2012 and $6.5 million (exclusive of the unrealized foreign exchange gain of $44.9 million, loss on derivatives not designated as hedges of $34.2 million, proceeds from litigation settlements of $4.0 million and loss on store closings of $0.4 million) for the nine months ended March 31, 2011. This impact represents 10.1% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2012 and 10.4% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2011. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $33.9 million for the nine months ended March 31, 2012 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

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

In December 2006, our Canadian subsidiary, National Money Mart Company, entered into cross-currency interest rate swaps with aggregate notional amounts of CAD 339.9 million that were originally scheduled to mature in October 2012, prior to the settlement of these swaps in April 2012 as described below. Under the terms of the swaps, National Money Mart Company pays Canadian dollars at a blended rate of 7.12% per annum and National Money Mart Company receives a rate of the three-month LIBOR plus 2.75% per annum on $295.0 million.

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

On a quarterly basis, the cross-currency interest rate swap agreements call for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements call for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps are no longer designated as hedges therefore we record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2012 is a liability of $51.5 million and is included in fair value of derivatives on the balance sheet. During the three and nine months ended March 31, 2012 we recorded a $6.4 million mark to market loss and $6.3 million mark to market gain, respectively, in the statement of operations related to the ineffective portion of these cash flow hedges.

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

On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans. The legacy swaps had become ineffective when the bank debt they were purchased to hedge was paid off with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by the Company’s Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of the swaps, we had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term loans.

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2012, our subsidiary in the United Kingdom had five outstanding gold collars with an aggregate notional amount of 4,900 ounces of gold bullion.

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

DFC acquired Sefina Finance AB and MEM on December 31, 2010 and April 1, 2011, respectively. These companies are included in DFC’s fiscal 2011 financial statements as of the date of the acquisition. Sefina and MEM accounted for approximately 11.8% and 32.1% of DFC’s net income for the nine months ended March 31, 2012. Sefina and MEM represented 9.6% and 13.4% of DFC’s consolidated total assets at March 31, 2012. The internal control over financial reporting of Sefina and MEM have been included in a formal evaluation of effectiveness of DFC’s disclosure controls and procedures. DFC has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and DFC continues to assess the current internal control over financial reporting at Sefina and MEM. Risks related to the increased account balances are partially mitigated by DFC’s expanded controls.

Changes in Internal Control Over Financial Reporting

DFC’s principal executive officer and principal financial officer have concluded that the Sefina and MEM acquisitions created a material change to its internal control over financial reporting. Sefina and MEM are significant subsidiaries for DFC that were included in DFC’s internal control over financial reporting process and internal control structure for the nine months ended March 31, 2012. The aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in the registrant’s internal control over financial reporting during the registrant’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

As of March 31, 2012, we had an aggregate of $974.3 million in outstanding indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and to satisfy our working capital and other liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are unable to make the required payments on our debt obligations, we would be in default under the terms of our indebtedness which could result in an acceleration of our repayment obligations. Any such default, or any attempt to alter our business plans and operations to satisfy our obligations under our indebtedness, could materially adversely affect our business, prospects, results of operations and financial condition.

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

Our business is subject to numerous federal, state, local and foreign laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things:

•	lending and collection practices, such as truth in lending and installment and single-payment lending;

•	interest rates and usury;

•	loan amount and fee limitations;

•	check cashing fees;

•	licensing and posting of fees;

•	currency reporting;

•	privacy of personal consumer information;

•	prompt remittance of proceeds for the sale of money orders; and

•	the location of our stores through various rules and regulations such as local zoning regulations and requirements for special use permits.

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

In the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance (ILG) of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 but is under further review. The Debt Collection Guidance could restrict the number of times and the amounts that we are allowed to debit a customer’s account. In addition, in February 2012, the OFT announced that it launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the Irresponsible Lending Guidance and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering short-term loans which recently received notice from the OFT of impending on-site inspections by the OFT that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT has not yet informed us when those inspections will occur. Furthermore, the OFT is requiring us to complete comprehensive surveys with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT guidance, we may consider making changes to our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on OFT guidance or as a result of their review of the short-term lending sector, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

Short-term consumer loans have come under heightened regulatory scrutiny in the United States in recent years resulting in increasingly restrictive regulations and legislation at the state levels that makes offering such loans less profitable or attractive to us. Legislative or regulatory activities may also, among other things, limit the amount of total allowable fees charged in connection with short-term consumer loans, limit the number of times a short-term loan may be rolled over by a customer, limit the maximum advance amount, set minimum and/or maximum loan durations and may require borrowers of certain short-term loan products to be listed on a database. Additionally, the U.S. Congress continues to receive significant pressure from consumer advocates and other industry opposition groups to adopt such legislation at the federal level. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which, among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory jurisdiction over non-depository financial companies, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s payday lending supervision program. Under this program, the CFPB plans to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation will be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. We have not received notice from the CFPB that our U.S. operations are a specific focus of the short-term lending supervision program. However, any action by the CFPB with respect to short-term consumer loans could have an adverse impact on our business, results of operations and financial condition.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under €1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. The working group’s final recommendations will be reviewed by the Ministry of Justice and could be considered by the Finnish Parliament in the next several months. We cannot predict what the outcome of this legislative process will be, but if we are required to make changes to our current lending operations in Finland as a result of the potential imposition of interest rate and fee restrictions such as those proposed by the working group, such changes could have a material adverse impact on the current Finnish online lending business model.

The modification of existing laws or regulations in any of the jurisdictions in which we operate or in which we contemplate new operations, or the adoption of new laws or regulations restricting or imposing more stringent requirements, on our consumer lending or check cashing activities in particular, could increase our operating expenses, significantly limit our business activities in the affected markets limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations, and financial condition.

We have engaged, and may engage in the future, in acquisitions or investments which present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We have historically expanded our business through strategic acquisitions, and a key component of our growth strategy is to continue to pursue acquisition opportunities. We may not, however, be able to achieve the anticipated benefits from an acquisition or investment due to a number of factors. The success of our acquisitions is dependent, in part, upon our effectively integrating the management, operations and technology of acquired businesses into our existing management, operations and technology platforms, of which there can be no assurance, particularly in the case of a larger acquisition or multiple acquisitions completed in a short period of time. The failure to successfully integrate acquired businesses into our organization could materially adversely affect our business, prospects, results of operations and financial condition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in a significant diversion of our management’s time, as well as out-of-pocket costs.

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

We maintain an allowance for loan losses for anticipated losses on consumer loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of March 31, 2012, our allowance for loan losses on consumer loans that were not in default was $22.9 million and our allowance for losses on loans in default was $54.8 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

As of March 31, 2012, we had goodwill of $782.0 million, representing a significant portion of the $1.8 billion in total assets reflected on our consolidated balance sheet as of such date. A substantial portion of our goodwill represents assets capitalized in connection with our historical acquisitions and business combinations. Accounting for intangible assets such as goodwill requires us to make significant estimates and judgments, and as a result we may not realize the value of such intangible assets. In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. A variety of factors could cause the carrying value of an intangible asset to become impaired, including that our cash flow from operations is not sufficient to meet our future liquidity needs. Should such a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our reported results of operations and could materially impact the reported balance of our total stockholders’ equity.

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

We currently generate a majority of our revenue outside the United States. Our foreign subsidiaries accounted for 77.4% and 81.8% of our total revenues for the years ended June 30, 2010 and 2011, respectively. As a result, our reported results of operations are vulnerable to currency exchange rate fluctuations, principally in the Canadian dollar, the British pound, the Swedish Krona and the Euro against the United States dollar. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations (exclusive of unrealized foreign exchange loss of $18.4 million, gain on derivatives not designated as hedges of $6.3 million, provision for litigation settlements of $0.1 million, and loss on store closings of $0.3 million) by approximately $10.5 million for the nine months ended March 31, 2012 and $6.5 million (exclusive of the unrealized foreign exchange gain of $44.9 million, loss on derivatives not designated as hedges of $34.2 million, proceeds from litigation settlements of $4.0 million and loss on store closings of $0.4 million) for the nine months ended March 31, 2011. This impact represents 10.1% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2012 and 10.4% of our consolidated foreign pre-tax earnings for the nine months ended March 31, 2011. It should also be noted that a 10% change in the Canadian exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $33.9 million for the nine months ended March 31, 2012 related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

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

Our global business management processes are primarily provided from our corporate headquarters in Berwyn, Pennsylvania, and our operations headquarters in various international locations, including Victoria, British Columbia and Nottingham, England. We also maintain centralized call-center facilities principally in Salt Lake City, Utah, Victoria, British Columbia and Nottingham, England, in which we perform customer service, collection and loan-servicing functions for our consumer lending business. We have in place disaster recovery plans for each of these sites, including data redundancy and remote information back-up systems, but if any of these locations were severely damaged by a catastrophic event, such as a flood, significant power outage or act of terror, our operations could be significantly disrupted and our business, results of operations and financial condition could be adversely impacted.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended March 31, 2012, the market price of our common stock has been as high as $24.89, and as low as $15.80. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including global economic and market conditions, quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock, and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. The stock purchase plan is open-ended in duration. We did not repurchase any shares under the plan during the nine months ended March 31, 2012.

Item 6.

Exhibits

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: May 10, 2012	By:	/s/ William M. Athas
	Name:	William M. Athas
	Title:	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (duly authorized officer and principal accounting officer)