Form 10-K
period 2012-06-30
DFC GLOBAL CORP.
filed 2012-08-29
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50866

DFC GLOBAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2636866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1436 Lancaster Avenue Berwyn, Pennsylvania	19312-1288
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(610) 296-3400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of December 31, 2011, 44,115,604 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $784,893,650. As of July 31, 2012, 43,243,445 shares of the registrant’s voting stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Portions of Proxy Statement for 2012 Annual Meeting of Shareholders	Part III

DFC GLOBAL CORP.

Report on Form 10-K for the Year Ended June 30, 2012

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

General

We are a leading international non-bank provider of alternative financial services, principally unsecured short term consumer loans, secured pawn loans, check cashing, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers through our over 1,400 current retail storefront locations and our multiple Internet platforms in eight countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate the largest online unsecured short-term consumer lending business by revenue in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland and Spain, we are the largest pawn lender in Europe measured by loan portfolio value.

We believe that our customers, many of whom receive income on an irregular basis or from multiple employers, choose to conduct their personal financial business with us rather than with banks or other financial institutions due to the range and convenience of services that we offer, the multiple ways in which they may conduct business with us and our high-quality customer service. Our products and services, principally our unsecured short-term consumer loans, secured pawn loans and check cashing and gold buying services, provide customers with immediate access to cash for living expenses and other needs. In addition to these core offerings, we strive to offer our customers additional high-value ancillary services, including Western Union® money orders and money transfers, reloadable VISA® prepaid debit cards and foreign currency exchange.

At June 30, 2012, our global retail operations consisted of 1,399 retail storefront locations, of which 1,345 are company-owned, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!® and Super Efectivo®. In addition to our retail stores, we also offer Internet-based, unsecured short-term consumer loans in the United Kingdom primarily under the brand names PaydayUK® and Payday Express®, in Canada under the Money Mart and paydayloan.casm names, and in Finland, Sweden and Poland primarily under the OK Money® and Risicum® brand names. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. We also provide fee-based services in the United States to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. In the fiscal year ended June 30, 2011, we substantially increased our online presence in the United Kingdom by acquiring the largest online provider of unsecured short-term consumer loans by revenue in that country. We have continued to expand our Internet-based lending business, most recently acquiring Risicum Oyj in July 2011, which offers unsecured short-term consumer loans through the Internet and mobile phone technologies in Finland and Sweden. We leveraged the scalable technology and back-office support capabilities of Risicum to launch an Internet lending business in Poland in February 2012, and expect to further extend our Internet-based lending capabilities into other countries in Europe in the near future. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland, and in March 2012 we acquired a chain of eight retail pawn and gold buying stores in Spain. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons and Robertsons stores in Britain, and expect to implement secured pawn lending in our Canadian retail stores beginning in fiscal 2013. Internet-based and secured pawn lending generated $259.5 million and $80.9 million, respectively, of revenue for the year ended June 30, 2012, representing 24.4% and 7.6%, respectively, of our revenue for our fiscal 2012.

We report financial results for our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Information regarding total assets, operating results and other financial information regarding each of our reporting segments for each of the fiscal years ended June 30, 2010, 2011 and 2012 is set forth in “Item 8. — Financial Statements and Supplementary Data — Note 19” in this Annual Report on Form 10-K.

Our Industry and Customers

We operate in a sector of the non-bank financial services industry that serves the basic needs of customers needing quick and convenient access to cash and other financial services. These needs are primarily evidenced by demand for unsecured short-term loans, secured pawn loans, check cashing, gold buying, money transfers and orders, prepaid debit cards, foreign currency exchange and other services. Consumers who use these services are often underserved by banks and other financial institutions.

We believe that customers for our products and services generally fall into two categories:

•	asset limited, income constrained and employed — to which we refer as the ALICE demographic; and

•	asset rich, temporarily illiquid — to which we refer as the ARTI demographic.

Generally, ALICE customers are service sector workers, small business owners, or employees of small businesses. ALICE customers typically hold more than one lower paying job in order to satisfy their monthly bills and living expenses. Many of these individuals periodically require short-term loans to provide cash necessary for living and other episodic or unexpected expenses, such as automobile repair bills, medical bills or capital and other expenditures related to their small businesses. They may not be able, or even desire, to obtain loans from banks as a result of their immediate need for cash, the irregular receipt of payments from their employers, a lack of tangible collateral or the unavailability of bank loans in small denominations for relatively short periods of time. For ALICE customers who maintain banking relationships, unsecured short-term loan products can provide immediate access to funds as well as an alternative to the generally high cost of overdraft fees charged by their banks for overdrawn accounts. Individuals within the ALICE demographic who do not maintain regular banking relationships use services provided by us and other participants in our industry for a variety of reasons, including that they lack sufficient assets to maintain minimum balance requirements or to achieve the benefits of savings with banks, do not write enough checks to make a bank account beneficial, have a dislike or distrust of banks, or do not have a neighborhood bank in close proximity to them.

ARTI customers can fall within several income and wealth categories, with the common characteristic among the demographic being ownership of liquid asset collateral, such as gold jewelry, quality watches and timepieces and other items of value. The ARTI demographic includes temporarily unemployed individuals in need of short term credit, individuals and small business owners with the need to access funds in advance of expected income streams, and high net worth individuals with irregular income streams such as commission sales. Unlike the ALICE demographic, which does not have tangible assets by which to collateralize their credit needs, we and other participants in our industry allow ARTI customers to leverage the tangible value of their possessions to obtain access to credit on a secured basis for a cost that is generally less than the fees associated with unsecured short term loans, for which we and other lenders in our industry have no security or collateral other than the promise of the borrower to repay the loan.

Despite the inherent demand for basic financial services, access to banks has become increasingly difficult for a significant segment of consumers. Many banks, especially in the United States, have chosen to close their less profitable or lower-traffic locations and to otherwise reduce the hours during which they operate at such locations. Typically, these closings have occurred in areas where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Furthermore, traditional banks have tended in recent years to eliminate, or have made it difficult or relatively expensive to obtain, many of the services that unbanked and under-banked consumers’ desire.

As a result of these developments, a significant number of businesses offer financial services to service-sector and self-employed individuals such as the ALICE and ARTI demographics. Outside the United States (which comprises a relatively small portion of our business), the providers of these services are generally fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary financial services.

We believe that the size of both the ALICE and ARTI demographics is increasing in the markets in which we operate as a result of the overall increase in the population in each of those markets as well as an increase in the number of self-employed, small business and service sector jobs as a percentage of the total workforce in those markets. While the mix of products offered may vary, we believe that the markets in each of the countries in which we operate will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. The type of store and services that appeal to customers in each market differs based on cultural, social, geographic, economic and other factors. The composition of providers of these services in each market results, in part, from the historical development and regulatory environment in that market, as well as the needs of customers in those markets.

Our Markets

We operate primarily in three broad geographical markets: Europe (the United Kingdom, Sweden, Finland, Poland, Spain and the Republic of Ireland), Canada and the United States. The following chart illustrates our consolidated revenue by geography for fiscal 2012:

For more information regarding our consolidated revenue by geography, please see “Item 8. Financial Statements and Supplementary Data — Note 19” in this Annual Report on Form 10-K.

Europe

United Kingdom and the Republic of Ireland

Based on information from the British Cheque Cashers Association, we believe that our U.K. retail financial services stores represent approximately 30% of all stores in the United Kingdom operating in our sector. We believe that we operate the largest alternative retail financial services store network based upon revenues and profitability, and therefore we believe that we have the largest market share in our sector, in the United Kingdom. In addition, we believe we operate the largest online unsecured short-term consumer lending business measured by revenue and loan portfolio in the United Kingdom.

As of June 30, 2012, our retail store network in the United Kingdom consisted of 555 retail financial services stores, of which 515 were operated by us and 40 were operated by franchisees or agents. Our stores are located in each of the constituent countries of the United Kingdom, with 460 locations in England, 43 locations in Scotland, 29 locations in Northern Ireland and 22 locations in Wales as of the end of fiscal 2012. We also have one store in the Republic of Ireland, which we manage along with our U.K. retail stores. During fiscal 2012, we opened 91 new retail stores in the United Kingdom. We anticipate opening or acquiring approximately 50 to 75 additional retail stores in the United Kingdom during fiscal 2013.

Our financial services stores in the United Kingdom typically offer unsecured short-term consumer loans, secured pawn loans, gold buying, check cashing, Western Union money transfer products, reloadable Visa prepaid debit cards, foreign currency exchange and other ancillary products and services. Most of our stores in the United Kingdom operate under the name The Money Shop, with the exception of certain franchises operating under the name Cash A ChequeSM. We also offer our unsecured short-term consumer loan products in the United Kingdom via the Internet, primarily under the PaydayUK and Payday Express brands.

In addition to our traditional financial services stores and Internet operations in the United Kingdom, our retail financial services store network includes three traditional pawn shops located in Edinburgh and Glasgow,

Scotland, and eight high-end pawn shops in London and other major cities in England under the names Suttons and Robertsons, T.M. SuttonsSM and RobertsonsSM, the oldest of which has been doing business since 1770. We also provide merchant cash advances to small business customer in the United Kingdom which are repaid by future credit card receipts under the trade name Business Cash Advance®.

Sweden and Finland

In fiscal 2011, we acquired Sefina Finance AB, the leading pawn lending business in Scandinavia. Sefina, which has a more than 125 year operating history, provides pawn loans primarily secured by high value gold jewelry, diamonds and watches. As of June 30, 2012, our Scandinavian retail operations consisted of 22 retail pawnbroking locations in Sweden conducting business under the name “Sefina” and 13 retail store locations in Finland operating under the name Helsingin Pantti . In total, we opened or acquired seven pawn lending locations in Scandinavia in fiscal 2012, and we anticipate opening or acquiring approximately ten additional stores in Sweden and Finland during fiscal 2013.

On July 6, 2011, we acquired Risicum Oyj, a leading provider of short-term Internet loans in Finland. Risicum provides unsecured short-term consumer loans predominantly in Finland through both Internet and mobile phone technology, utilizing multiple brands to market to specific customer demographics. Risicum also provides Internet and telephony-based unsecured short-term consumer loans in Sweden.

Poland

Through our controlling interest in Optima, S.A., we offer relatively longer-term consumer installment loans in Poland with terms of approximately 40-50 weeks in duration with an average loan amount of $250 to $500. These loans include an in-home servicing feature. Customer sales and service activities are managed through an extensive network of local commission based representatives across seven provinces in Poland.

We also operate a network of nine retail financial services stores in Poland operating under the name “Money Now!”, including six locations opened in fiscal 2012. Our Polish retail stores currently offer unsecured short term loans, gold buying, secured pawn lending, Western Union money transfer products and other financial services. We anticipate opening approximately 20 additional Money Now! locations in Poland during fiscal 2013.

In fiscal 2012, we started offering Internet-based unsecured short-term consumer loans in Poland under the OK Money brand name.

Spain

On March 15, 2012, we acquired Super Efectivo S.L., a secured pawn lending and gold buying business operating eight stores predominantly in Madrid, Spain. We anticipate opening an additional 20 retail locations in Spain in fiscal 2013.

Canada

We believe that we are the leading alternative financial services company in Canada serving unbanked and under-banked consumers. We estimate that, across Canada, there are approximately 1,500 individual outlets offering short-term single-payment consumer loans and/or check cashing, including only two other networks of stores exceeding 100 locations in Canada. We operate the largest alternative financial services retail store network in Canada based upon revenues and profitability, and therefore we believe that we have the largest market share in Canada in our sector.

As of June 30, 2012, our Canadian network consisted of 488 retail financial services stores, of which 474 are company-owned and 14 are operated by franchisees. During fiscal 2012, we opened or acquired 11 new retail stores in Canada, and reacquired eight existing franchised Canadian stores. We anticipate purchasing our remaining franchised stores as appropriate opportunities arise. We are located in 12 of the 13 Canadian provinces and territories, with 248 locations in Ontario, 83 locations in British Columbia, 75 locations in Alberta, 20 locations in Manitoba and 62 locations in the other Canadian provinces and territories as of the end of fiscal 2012. We have at least one store in nearly every Canadian city with a population exceeding 50,000.

Our Canadian stores typically offer unsecured short-term consumer loans, check cashing, Western Union money transfer products, foreign currency exchange, prepaid Visa debit cards, gold buying and other ancillary products and services. We also offer pre-paid cellular telephones and related service plans and accessories in certain of our stores in Alberta, British Columbia, Ontario and Quebec in partnership with several Canadian cellular telephone providers. Our stores in Canada operate under the name “Money Mart”, except our locations in Québec, which operate under the name “Instant Cheques” and do not offer short-term loans. We also offer our unsecured short-term consumer loan products over the Internet to residents of Alberta, Nova Scotia and Ontario.

United States

As of June 30, 2012, we operated a total of 304 retail financial services stores in 14 states, including 104 stores in Florida, 99 stores in California, 15 stores in Louisiana, 11 stores in Arizona, and 75 stores across 10 other states. Depending on location, our financial services store locations in the United States offer some or all of a range of financial products and services, including unsecured short-term consumer loans, check cashing, Western Union money transfer products, reloadable Visa prepaid debit cards, gold buying and other ancillary services. We operate our stores in the United States primarily under the Money Mart trade name and, in Florida, under The Check Cashing Store brand.

We also provide fee-based services in the United States to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an agreement with a major third-party national bank through our MILES® program.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading position in each of the markets in which we operate, to enter new markets and to strengthen our overall business. Key elements of our strategy include:

Growth through Disciplined Expansion and Acquisition

Since 1990, we have completed more than 100 acquisitions worldwide that have added over 850 company-owned financial services stores to our network, as well as new products, lending and other services platforms and expansion into additional countries, generally with a continuing focus on serving the service sector workforce, small businesses and under-banked consumers. We intend to continue to grow our network through the addition of new stores and acquisitions and expansion of our financial services platforms while adhering to a disciplined selection process. We seek to carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential. Additionally, we intend to continue to add new storefront locations during fiscal 2013 and beyond, that offer unsecured short-term consumer loans, secured pawn loans, check cashing, gold buying, Western Union money transfer and money order products, prepaid debit cards, foreign currency exchange and other services, or a combination of any of these products and services.

In addition to expanding our existing networks of financial services stores, we also intend to continue our efforts both to expand our business geographically as well as to diversify into new business lines and financial platform delivery methods that complement our existing businesses, or that otherwise present an opportunity to leverage our knowledge of our core customer segments. With our fiscal 2009 acquisition of a U.K.-based online consumer lending platform and our acquisitions of the Month End Money, or MEM, business in April 2011 and Risicum in July 2011, we leveraged our credit analytics knowledge and technology capabilities and increased our expertise within the Internet lending arena, which expertise we believe can be leveraged and exported to other European countries. As a result of these acquisitions, we believe that, by revenue, we are the leading provider of unsecured short-term consumer loans via the Internet, mobile phone and other remote platforms in the United Kingdom, and one of the largest providers of these products in Finland.

We also continue to explore, and when appropriate, enter, new markets. By acquiring Sefina, we believe that we can apply our collective knowledge from our secured pawn lending activities in the United Kingdom to

Scandinavia, where Sefina is already the largest pawn lender in the market, to continue to increase Sefina’s business both within its existing markets as well as to other markets in Europe. In fiscal 2009, we entered the Eastern European market with our acquisition of a controlling interest in Poland-based Optima, which specializes in consumer installment loans, and have since opened nine retail financial services stores in Poland and commenced offering online unsecured short-term consumer loans in that country utilizing Risicum’s technological and business platforms. Poland has a population of nearly 40 million people, with a significant percentage of the population currently underserved by the traditional banking industry. The demographics of neighboring Eastern European countries are similar to that of Poland, with the entire population of Eastern Europe approaching 200 million people across several countries, a significant percentage of which resides in urban-industrial areas. We believe that our March 2012 purchase of Super Efectivo provides an initial entry point into the Spanish market, which we believe will have a significant opportunity to expand our presence through additional store acquisitions supplemented with de novo store development. We believe that our investments and experience in Poland and Spain will provide a platform for further expansion into other European countries.

Introduction of Related Products and Services

We offer a wide range of consumer financial products and services, and employ different channels to provide those products and services, designed to meet the demands of our customers in each of the markets in which we do business, including unsecured short-term consumer loans, secured pawn lending, check cashing, gold buying and Western Union money transfer services. To supplement these core products, we seek to provide high-value ancillary products and services, including foreign currency exchange and reloadable VISA prepaid debit cards. These products and services enable our customers to manage their personal finances more effectively, and we continue to expand our service offerings to our customers. For example, during fiscal 2009, we began providing gold buying services in the United Kingdom, and expanded these services to Canada and the United States in fiscal 2010. In fiscal 2011, we entered into partnerships with several cell phone providers for sales of pre-paid cellular phones in our retail stores in Canada. We are planning to expand pawn lending on gold jewelry into a number of our Canadian stores in fiscal 2013. Our broad product and geographic mix provides a diverse stream of revenue growth opportunities that we believe distinguishes us from others in our industry.

Capitalizing on our Enhanced Network and System Capabilities

With our networks of stores across Europe, Canada and the United States, we believe that we are well-positioned to capitalize on economies of scale. Our centralized core support functions, including credit analytics, collections, call centers, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and leveraging purchasing power with our vendors. We use our proprietary systems to support our customer relations, consumer lending and loan servicing activities, as well as to provide an efficient means to manage our internal reporting requirements and regulatory compliance activities. We plan to continue to take advantage of these efficiencies to further enhance our network and store-level profitability. Furthermore, we intend to leverage these capabilities and efficiencies into online, telephony, and other delivery platforms for our products.

Maintaining our Customer-Driven Retail Philosophy

We strive to maintain our customer-service-oriented approach and to meet the basic and diversified financial service needs of our customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. We offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain locations, we operate stores that are open 24 hours a day. Our online operations offer customers additional access to our unsecured short-term consumer loan products. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our stores to measure customer service performance. We intend to continue to develop ways to improve our performance, including incentive programs that reward employees for exceptional customer service.

Community Involvement, Customer Education and Ethics

We believe that we strengthen our relationships with our business partners through ethical behavior and with our customers through community involvement. We encourage the management of each of our retail stores and business units to involve themselves with their respective local communities. We also believe that it is our responsibility, and in the best interests of our company and our customers, to provide our customers guidance on financial matters and education about our products and services. As a part of our commitment to the long-term financial health of our customers, we encourage our customers to contact our consumer education department for guidance or to report any concerns related to our loans and other products. We have undertaken consumer education initiatives to advance and support financial education and literacy programs in the communities that we serve, as well as to promote responsible use of our products. Core components of the program include consumer brochures, social media posts, non-profit and charitable grant offerings to support financial education programs, free on-line financial literacy training, and the creation of a consumer education section on our websites.

We also work to promote fair and equitable practices among the members of our industry. We take an active leadership role in numerous trade organizations in most of the jurisdictions in which we operate that represent our industry interests, promote best practices within the industry and foster strong working relationships with regulatory agencies with oversight for our markets and products. We are currently members of Consumer Finance Association in the United Kingdom, the Canadian Payday Loan Association, the Community Financial Services Association of America, the Financial Service Centers of America, Inc. and the Finnish Association for Micro Loans in Finland. Each of these organizations has adopted a code of conduct or practice among its members designed to promote responsible lending practices in the consumer loan industry and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan. We strictly adhere to each of those codes, and actively support the monitor the compliance of other group members with those guidelines.

Our Products and Services

The following chart illustrates our consolidated revenue from each of our products and services, as a percentage of total consolidated revenue, for fiscal 2012:

For more information regarding our revenue by product, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Unsecured Consumer Loans

We originate unsecured short-term consumer loans at most of our retail financial service locations in the United Kingdom, Canada and the United States and longer-term door-step lending in Poland. We also offer unsecured short-term consumer loans via the Internet in the United Kingdom, in Finland, Sweden and Poland, and in the provinces of Ontario, Alberta and Nova Scotia in Canada. Internet-originated loans are made by directing the customer to one of our websites, generally through direct and indirect online marketing.

The following table presents the aggregate principal amount of unsecured short-term consumer loans originated by each of our reporting segments during our last three fiscal years, including renewals and extensions of existing loans as separate transactions:

	Year Ended June 30,
	2010	2011	2012
	(in millions)
Europe	$512.1	$847.0	$1,568.7
Canada	792.3	879.6	916.7
United States	500.3	480.8	507.6

Total	$1,804.7	$2,207.4	$2,993.0

For fiscal 2011 and fiscal 2012, we generated total revenues from unsecured consumer loans of $429.2 million and $645.9 million, respectively.

Our unsecured short-term consumer loan products provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or an authorization to debit the customer’s bank account for the amount due. The customer may repay the loan in cash or by allowing the check to be presented for payment by manual deposit or an electronic debit to the customer’s bank account for the amount due.

Substantially all of our unsecured short-term consumer loans have a term of 45 days or less, with an average term of 24.5 days for loans originated on a consolidated basis during our fiscal year ended June 30, 2012. In our primary markets in the United Kingdom, Canada and the United States, the term of an unsecured short-term consumer loan generally correlates to the customer’s next payday. In Europe, our customers are typically paid on a monthly basis, while customers in Canada and the United States are most often paid bi-weekly. As a result, loans that we originate in Canada and the United States generally are approximately 14 days in length, while in Europe loan terms are typically about 30 days in duration.

The average principal amount of unsecured short-term consumer loans originated across all of our business units globally is $500 or less. In most of the markets in which operate, we charge a single fixed fee for our unsecured short-term consumer loan products, which in most cases is assessed as a percentage of the principal amount of the loan and which does not vary based upon the duration or term of the loan. In some states in the United States, we charge interest on the principal amount lent as well as additional transaction or origination fees, consistent with applicable law. Our loan fees, on a consolidated basis across all of our business units, range from approximately $11 to $30 per $100 lent.

We bear the entire risk of loss related to the unsecured short-term consumer loans that we originate. We manage our underwriting risk with respect to our unsecured loan portfolio on a global, as well as a business unit, basis. Our global credit group, which is comprised of experienced and highly educated individuals in academic fields such as finance, statistics and economics based at our global headquarters in Berwyn, Pennsylvania and is responsible for monitoring global customer loan and collections performance using real-time lending and collections performance data. In conjunction with local business unit expertise, our global credit group continually revises our lending criteria and customer scoring models based on current customer and economic trends, and has the ultimate ability to implement changes to business unit point-of-sale systems as necessary.

Customer information is automatically, in our online businesses, and, manually, in retail cases, screened for legal age, employment, income, ownership of a bank account, residence in the jurisdiction in which a loan is originated and fraud. Based on this information and additional derived indicators, a loan application is systematically reviewed using our proprietary scoring systems and criteria to approve and determine a maximum loan amount with respect to, or otherwise to decline, the application. In some cases, additional information may be required from the applicant prior to making a loan decision. Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is typically paid to the customer in cash or, in the case of Internet-based loans, directly deposited into the customer’s bank account. Additional derived indicators include information obtained from internally collected data on customers’ behavior, as well as data from third-party credit reporting services such as TransUnion, Experian and CallCredit.

We have developed proprietary predictive scoring models for our businesses which employ advanced statistical methods that incorporate the performance of our loan portfolio over our history in order to ensure systematic compliance and standards are applied to applicants. Upon initial qualification, we apply those predictive scoring models to offer our customers unsecured loans in an appropriate amount to enhance their likelihood to repay their loans. Furthermore, in some jurisdictions in which we operate, such as in several U.S. states and Canadian provinces, maximum loan amounts are determined by local law and regulations based on a customer’s income level.

Where concurrent loans to a single customer are prohibited by law (such as in Canada and in most states in which we operate in the United States), and otherwise as a part of the underwriting processes that we employ in all of our business units outside the United Kingdom, we do not permit customers to have more than one unsecured short-term consumer loan outstanding with us at the same time.

Where permitted by applicable law, we generally allow customers to repay a loan on or before its due date, and then to enter into a subsequent new loan with us, provided that the prior loan is repaid with the customer’s own funds, and not with the proceeds of another loan made by us. Consequently, a customer may have a consecutive series of short-term loans with us for the same amount and otherwise on nearly identical terms that together extend over many months or years as a result of repaying one loan and immediately taking out another loan. We categorize each such transaction as a separate and distinct loan, even when the transactions are virtually simultaneous and the amount and the terms are identical.

In the United Kingdom, each of the our retail and online business units either limit a customer to one outstanding loan at any given time, or offer a customer credit up to a fixed credit limit, allowing that customer to enter into one or more concurrent loans with an aggregate principal amount not exceeding that credit limit. It is possible for a customer to have loans with more than one of our U.K.-based retail and online business units at the same time. The application for a new loan by a customer who currently has a loan outstanding with one of our businesses in the U.K. is evaluated within our normal underwriting criteria (including review of the customer’s credit report), which depending on the circumstance may or may not take into account the customer’s current aggregate indebtedness to us across our U.K. businesses.

Where permitted by law, our customers may choose to “roll over” or extend the duration of a loan on or before its due date for an additional term, without any other change in the credit terms of the loan, by agreeing to pay the current finance charge. Roll overs are prohibited under applicable Canadian law, and we therefore do not permit our Canadian customers to extend the terms of their loans for any reason. Similarly, we do not offer customers of our U.S. businesses the option to extend the terms of their loans (other than in the approximately 30 retail stores that we collectively operate in Louisiana (which allows for the extension of a loan upon the payment by the customer of at least 25% of the outstanding principal amount plus accrued financing charges), Alaska (which allows for up to two extensions of a single payment loan), and Missouri (which by law requires us to allow a customer to renew a loan up to 6 times upon a minimum payment of 5% of the outstanding principal amount).

Although our retail and online business units in the United Kingdom have historically permitted customers to roll over or extend the duration of unsecured loans based upon differing criteria, effective November 26, 2012, all of our U.K. business units will adhere to an underwriting policy (required as of such date under the code of conduct of the Consumer Finance Association, of which we are a charter member) allowing a customer to roll over or extend the duration of a loan on no more than three occasions upon the payment of only the accrued and outstanding finance charges as of the time of the extension.

Our online businesses in Finland and Sweden also allow customers, upon the payment of all accrued but unpaid finance charges plus an additional finance charge, to extend the term of a loan for one additional period (typically 30 days).

We also offer unsecured loans in Poland of generally 40 to 50 week durations with average loan amounts of $250 to $500. The loan transaction includes a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well-established and accepted within Poland and Eastern Europe, and was initially established in Britain nearly a century ago. Customer sales and service activities are managed through an extensive network of local commission based representatives and market managers across ten provinces in northern and western Poland.

We do not track on a consolidated basis across all of our business units the number or principal amount of unsecured consumer loans which are rolled over or extended or paid and replaced with a new loan, as we consider the aggregate dollar amount of all loans originated or outstanding, whether on a consolidated basis or in a particular reporting segment, as well as the default rates on our loans, to be more meaningful financial metrics for the management of our business. We do, however, consider a customer’s history with us when making an underwriting decision regarding a new loan to that customer.

We consider customers who have remained current in their obligations with us, whether by repaying their loans within the original terms or, where permitted by law, by rolling over or extending the terms of their loans upon payment of the outstanding fees, to be in good standing with us, and we will generally lend increasingly larger principal amounts to such repeat customers. Conversely, we lend smaller principal amounts to new customers, with whom we have no prior history and for whom we typically experience higher default rates.

We had approximately $206.4 million of unsecured consumer loans outstanding as of June 30, 2012. As of June 30, 2012 and excluding loans which we have charged off the balance sheet, we had approximately $85.5 million of unsecured consumer loans that were considered to be in default, representing 29.3% of all unsecured consumer loans outstanding on our balance sheet as of such date.

Because our revenue from our global consumer lending activities is generated through a high volume of small-dollar financial transactions, our exposure to loss from a single customer transaction is minimal. Collection activities are, however, an important aspect of our global operations, particularly with respect to our unsecured short-term consumer loan products due to the number of loans in default.

We operate centralized collection centers to coordinate a consistent approach to customer service, ensure local regulatory compliance and leverage advanced technology collection tools in each of our markets. We use a variety of collection strategies to satisfy a delinquent loan, such as readily accepting local consumer hardship programs, in-house settlements and payment plans. Call center employees contact customers following the first missed payment and periodically thereafter in compliance with applicable law. Our primary methods of contacting customers with loans in default are through phone calls and correspondence. In some instances, we sell loans that we are unable to collect to debt collection companies.

Secured Pawn Lending

We offer secured pawn loans through our retail stores in Sweden and Finland and at most of our retail locations in the United Kingdom. We also operate three traditional pawn shops in Edinburgh and Glasgow, Scotland, and eight high-end pawn shops in London and other major cities in the United Kingdom under the Suttons and Robertsons brand specializing in high value gold jewelry, watches and diamonds. As of June 30, 2011 and 2012, we had approximately $136.2 million and $153.9 million, respectively, aggregate outstanding principal amount in secured pawn loans. For fiscal 2011 and fiscal 2012, we generated total revenues from secured pawn lending of $48.0 million and $80.9 million, respectively.

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

Depending on location, we estimate that over 80% of the items pawned to us are gold-based items, such as jewelry, and have a per item fair value of approximately $600-$1,000, with the exception of our Suttons and Robertsons’ business in the United Kingdom, which accepts pledges that are significantly in excess of that amount, with fair values of up to GBP 1.0 million. We have in-store testing equipment to evaluate the purity and weight of the gold items presented for pawn which we believe allows us to obtain a higher level of certainty regarding the pledged item’s fair value. The amount actually loaned in a pawn lending transaction is based on the fair value of the pledged item, and is generally 50% to 80% of the appraised fair value of the pledged item. This variability is due to a variety of factors, including the potential for decreases in the appraised value and individual market conditions. The average term of a pawn loan is six months or less.

Our historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of our pawn loans, the customer pays back the amount borrowed, plus interest and fees, and we return the pledged item to the customer. In the instance where the customer fails to reclaim his or her property by repaying the loan, the pledged item is, within several weeks of the customer’s default, sold at auction or to a smelter, or offered for sale in our retail stores or through wholesalers. To the extent that the amount received upon such sale is in excess of the original loan principal plus accrued interest and fees, we return that excess amount received over and above our recorded asset to the customer in accordance with applicable law.

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

The number and aggregate face value of checks that we have cashed at our stores has continued to decline in recent years in all of our core markets. Studies by the Federal Reserve Board and others suggest that payments made by electronic means may be displacing a portion of the paper checks traditionally cashed by our customers. Moreover, we believe that the recent global economic downturn, which has affected all of the countries in which we operate, and continuing high unemployment rates, have significantly contributed to the decline in our check cashing business. In response to these developments, we are increasingly focusing on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than personal and government checks.

For fiscal 2011 and fiscal 2012, we generated revenues from check cashing of $144.1 million and $138.7 million, respectively.

Other Retail Services and Products

In addition to unsecured short-term consumer loans, secured pawn lending and check cashing services, we offer our customers a variety of financial and other products and services at our retail financial services locations. These services, which vary from store to store, include Western Union money order and money transfer products, gold buying, foreign currency exchange and reloadable VISA prepaid debit cards.

Money Transfers.    Through a strategic alliance with Western Union in Europe, Canada, and the United States, our customers can transfer funds to any location in the world providing Western Union money transfer services. Western Union currently has approximately 430,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for each money transfer transaction. For fiscal 2011 and fiscal 2012, we generated revenue from money transfers of $32.1 million and $38.4 million, respectively, primarily at our retail financial services stores in the United Kingdom, Canada, and the United States.

Gold Buying.    In a majority of our retail financial services stores, we purchase gold and other precious metals from customers, typically in the form of jewelry, and sell these items to smelters or other third parties or, in the case of jewelry and other marketable items, offer them for retail sale in certain of our stores. For fiscal 2011 and fiscal 2012, we generated revenue from gold and other metals purchases of $46.5 million and $70.9 million, respectively.

Foreign Currency Exchange.    We offer foreign exchange services in many of our retail financial services stores. We derive foreign currency exchange revenues through the charging of a transaction fee, as well as from the margin earned from purchasing foreign currency at wholesale exchange rates and selling foreign currency to customers at retail exchange rates. For fiscal 2011 and fiscal 2012, we generated revenue from foreign currency exchange of $17.5 million and $20.6 million, respectively.

Visa Prepaid Debit Cards.    We offer reloadable Visa-branded prepaid debit cards in the United Kingdom, Canada and the United States as an agent for third party issuing banks. For fiscal 2011 and fiscal 2012, we generated revenue from prepaid debit card sales of $17.1 million and $20.9 million, respectively.

Operations

Facilities and Hours of Operation

As part of our retail and customer-driven strategy, we seek to present a clean, attractive and secure environment, and an appealing format for our retail financial services stores. We follow a set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our core customers. Size varies by location, but our stores are generally 1,000 to 1,400 square feet in size, with approximately half of that space allocated to the customer service representative and back office areas. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. In certain locations, we operate stores, seven days per week and 24 hours a day. Furthermore, our online and other remote platforms offer our customers additional access to our unsecured short-term consumer loan products.

Structure

Our senior management resides at our corporate headquarters in Berwyn, Pennsylvania, and is responsible for our overall strategic direction. This corporate staff includes our global executive management, global strategy, global business development and acquisitions, corporate finance, investor relations, global compensation and benefits, global credit, global enterprise risk management, technology, e-commerce and legal functions, as well as global compliance functions, including internal audit, risk management, and privacy. We also maintain administrative offices in each of the geographical markets in which we operate. We maintain separate management and store support operations and other centralized functions such as information systems, treasury, accounting, human resources, loss prevention and marketing for each of the countries in which we operate.

In each country in which we operate a network of stores, we maintain a store-management organization that is responsible for the day-to-day operations of the retail financial services stores in that country. District managers are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a regional vice president who typically supervises approximately five district managers. The regional vice presidents report to the head of operations in each of our divisional corporate offices.

We have centralized facilities in the United Kingdom, Canada, the United States, Scandinavia and Poland to support our consumer lending activities in each of those countries. Our staff at each of these locations performs inbound and outbound customer service for current and prospective consumer loan customers, including collections for past-due consumer loans. Our management at these facilities includes experienced call-center operations, customer service, information technology and collections personnel. We believe that these centralized facilities have helped us both to improve our loan servicing significantly and to reduce credit losses on loans originated by us, and significantly enhances our ability to manage the compliance responsibilities related to our consumer lending operations in the markets in which we operate. We believe that our ongoing investment in, and organization-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry.

Technology

We maintain enterprise-wide and business unit level transaction processing computer networks. We believe that these systems improve our customer service by reducing transaction time and allow us both to manage our loan-collection efforts and returned-check losses better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing systems, which are composed of networked hardware and software packages with integrated database and reporting capabilities. Our point-of-sale systems provide our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit-verification and check cashing processes. We also utilize enhanced centralized loan-management and collection systems that provide improved customer service processing and management of loan transactions. These loan-management and collection systems use integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing electronic document-processing technology to reduce both processing and loan-closing times. Our point-of-sale systems, together with the loan-management and collection systems, have enhanced our ability to offer new products and services and overall customer service.

Security

Robbery and employee theft are significant operational risks that we face. We have sought to deploy extensive security and surveillance systems, dedicated loss prevention and security personnel and management information systems throughout our operations to address areas of potential risk. We believe that our systems are among the most effective in our industry. Accordingly, net security losses represented 0.2% of total revenues for each of fiscal 2011 and fiscal 2012.

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

Advertising and Marketing

We employ a variety of media to advertise the products and services that we offer in our retail financial services stores and online, including point of purchase and in-store promotions, mass media including television and radio advertisements, electronic media including text messaging, e-mail campaigns, search engine marketing and web site marketing, and community activities, which we believe allows us to become a trusted part of the community with locally designed and executed programs like charity fundraisers and sponsorship of community events. The nature and type of advertising employed differs by geographical market and the products we are seeking to emphasize. Our in-store and online transaction databases allow us to develop direct marketing strategies to communicate to existing customers and prospective customers who have similar demographic characteristics. We actively measure and conduct testing of our advertising programs to ensure we achieve a positive return on investment.

Proprietary Rights

We hold the rights to a variety of service marks relating to the financial services that we provide in our financial services stores and in our other businesses. In addition, we maintain service marks relating to the various names under which our stores operate. Our registered trademarks include The Money Shop®, Money Mart®, InstaCheques®, The Check Cashing Store®, Momentum®, Month End Money®, Payday UK®, Payday Express®, Sefina®, Helsingin PanttiSM , EasyTax®, Optima®, Business Cash Advance®, Suttons and Robertsons®, Money Now! ®, Risicum®, OK Money®, Super Efectivo® and MILES®.

Franchises

As of June 30, 2012, we had 40 franchise and agent locations in the United Kingdom and 14 franchise locations in Canada. These locations are subject to franchise or agent agreements with us that have varying durations and have been negotiated individually with each franchisee. We are not actively marketing franchises in any of our markets.

Employees

As of June 30, 2012, we employed approximately 6,528 persons worldwide, consisting of 1,103 persons in our accounting, management information systems, legal, human resources, treasury, finance and administrative departments, and 5,425 persons in our retail stores and online operations and other operational functions, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel. Other than a small number of our employees in Europe, none of our employees are represented by a labor union, and we believe that our relations with all of our employees are good.

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

Because we currently operate in eight countries, and intend to enter into additional markets, we face different competitive conditions across our operations. Competition is driven in part by the demographics of the potential customer base in each market, laws and regulations affecting the products and services we offer in a particular country or regional jurisdiction, platforms from which services are provided, and socio-economic factors present in each market.

The finalization of provincial regulations in Canada for unsecured short-term consumer loans has caused certain existing competitors to expand their operations and some U.S.-based competitors have entered the Canadian market. Notwithstanding this increased competition, we believe that the size of our store network and strength of our brands in Canada, as well as the regulations adopted by a majority of the Canadian provinces in which we do business, including Ontario, British Columbia and Alberta, present an opportunity to leverage our multi-product platform and to improve our share of the Canadian market.

Recent research indicates that the U.K. market for small, unsecured short-term consumer loans is served by approximately 1,200 store locations, which include check cashers, pawn brokers and home-collected credit companies, in addition to approximately 20 online lenders.

In Sweden, we believe that the market for pawn lending currently includes approximately 50 stores. We believe the Finnish pawn lending industry comprises approximately 30 stores, as well as 10 to 20 Internet-based unsecured short-term consumer lending competitors.

In the United States, our industry is highly fragmented. According to Financial Service Centers of America, Inc., there are approximately 7,000 neighborhood check cashing stores and, according to published equity research estimates by Stephens Inc., an investment banking firm, there are approximately 22,000 short-term lending stores. There are several public companies in the United States with large networks of stores offering unsecured short-term loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

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

Consumer Lending

Canada’s federal usury law permits each province to assume jurisdiction over, and the development of, laws and regulations of unsecured short-term consumer loan products such as ours. To date, the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Saskatchewan have passed legislation regulating unsecured short-term consumer lenders and each has, or is in the process of, adopting regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices. We believe that the unsecured short-term consumer loan products that we currently offer in each regulated province conform to the applicable regulations of such province. We do not offer unsecured short-term consumer loans in Quebec or Newfoundland.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which we refer to as the OFT, which is responsible for regulating competition, policy, and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Beginning on July 31, 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe that we have complied with these regulations where we were not already registered by HM Revenue and Customs.

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 but is under further review. The Debt Collection Guidance could restrict the number of times and the amounts that we are allowed to debit a customer’s account. In addition, in February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering unsecured short-term consumer loans for which the OFT has indicated that it will conduct on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite review of our operations in late fiscal 2012. Furthermore, we have provided the OFT with a response to a comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT’s guidance, we may consider making changes, or may be required to make changes to, to our lending and collection practices.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the sub-

mission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under EUR 1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. The working group’s final recommendations will be reviewed by the Ministry of Justice and could be considered by the Finnish Parliament in the next several months.

Unsecured short-term consumer loan products are subject to a variety of regulations at the federal, state and local levels in the United States. Currently, unsecured short-term consumer loan products are primarily regulated at the state level. Several states prohibit certain unsecured short-term consumer loan products and, as a result, we only offer check cashing and other non-loan products in those states. In other states in which we operate, applicable laws and regulations typically limit the principal amount that we may offer and the maximum fees that we may charge on our unsecured short-term consumer loans. Some states also limit a customer’s ability to renew an advance and otherwise require certain consumer disclosures. These regulations in many cases also specify minimum and maximum maturity dates and, in some cases, impose mandatory “cooling off” periods between transactions. We believe that our unsecured short-term consumer loan products are in compliance with the applicable laws and regulations of the states in which we offer such products.

At the federal level, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act, and the regulations promulgated pursuant to each, impact our unsecured short-term consumer loan products. Among other things, these laws and regulations require disclosure of the principal terms of each transaction to every customer, including the dollar amount of finance charges and the applicable imputed annual percentage rate, prohibit false or misleading advertising, prohibit discriminatory lending practices and prohibit unfair credit practices.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted, which among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s payday lending supervision program. Under this program, the CFPB plans to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation will be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. The CFPB commenced an on-site review of our U.S. operations in late fiscal 2012. We cannot predict what, if any, action the Consumer Financial Protection Bureau might take with respect to unsecured short-term consumer loans.

Unsecured short-term consumer loans have also been the subject of several other proposed bills in the U.S. House and Senate that would impose limits on the interest and fees on such products. To date, none of these bills have moved past committee review.

Check Cashing

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

In Canada, the federal government generally does not regulate check cashing activities, nor do the provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Québec, where check cashing stores are not permitted to charge a fee to cash government checks, and Manitoba, where the province imposes a maximum fee to cash government checks.

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

Currency Reporting

The Financial Transactions and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The Proceeds of Crime (Money Laundering) and Terrorist Financing Act requires the reporting of large cash transactions involving amounts of CAD 10,000 or more received in cash and international electronic funds transfer requests of CAD 10,000 or more. This act also requires submitting suspicious transactions reports where there are reasonable grounds to suspect that a transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity. We believe that we are in compliance with the requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act.

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

Improper Payments to Government Officials

We are subject to various laws and regulations, including the Foreign Corrupt Practices Act in the United States and The Bribery Act 2010 in the United Kingdom, that prohibit improper payments or offers of payments to anyone, including foreign governments and their officials and political parties by persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We maintain policies and safeguards to discourage these practices by our employees and follow standards of conduct for our business throughout the Europe and North America, including the prohibition of any direct or indirect payment or transfer of company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other payoffs.

Corporate Information

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, our corporate name was “Dollar Financial Corp.” We operate our store networks and Internet businesses through our direct and indirect wholly-owned foreign and domestic subsidiaries. Our principal executive offices are located at 1436 Lancaster Avenue, Berwyn, Pennsylvania 19312, and our telephone number is (610) 296-3400.

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

As of June 30, 2012, we had an aggregate of approximately $1.09 billion in outstanding indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and to satisfy our working capital and other liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are unable to make the required payments on our debt obligations, we would be in default under the terms of our indebtedness which could result in an acceleration of our repayment obligations. Any such default, or any attempt to alter our business plans and operations to satisfy our obligations under our indebtedness, could materially adversely affect our business, prospects, results of operations and financial condition.

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

Our business is subject to numerous federal, state, local and foreign laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things:

•	lending and collection practices, such as truth in lending and short-term and installment lending;

•	interest rates and usury;

•	loan amount and fee limitations;

•	check cashing fees;

•	licensing and posting of fees;

•	currency reporting;

•	privacy of personal consumer information;

•	prompt remittance of proceeds for the sale of money orders; and

•	the location of our stores through various rules and regulations such as local zoning regulations and requirements for special use permits.

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

Our consumer lending products in particular are subject to regulations in each of the markets in which we operate that significantly impact the manner in which we conduct our business. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Saskatchewan have passed legislation regulating unsecured short-term consumer lenders and each has, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. There can be no assurance that these regulations will not have a detrimental effect on our unsecured short-term lending business in Canada in the future.

In the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance, or the ILG, of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 but is under further review. The Debt Collection Guidance could restrict the number of times and the amounts that we are allowed to debit a customer’s account. In addition, in February 2012, the OFT announced that it launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering unsecured short-term consumer loans for which the OFT has indicated that it will conduct on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite inspection of our operations in late fiscal 2012. Furthermore, we have provided the OFT with response to comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT’s guidance, we may consider making changes to, or may be required to make changes to, our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on OFT guidance or as a result of their review of the short-term lending sector, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

Short-term consumer loans have come under heightened regulatory scrutiny in the United States in recent years resulting in increasingly restrictive regulations and legislation at the state levels that makes offering such loans less profitable or attractive to us. Legislative or regulatory activities may, among other things, limit the amount of total allowable fees charged in connection with unsecured short-term consumer loans, limit the number of times an unsecured short-term consumer loan may be rolled over by a customer, limit the maximum advance amount, set minimum and/or maximum loan durations and may require borrowers of certain unsecured short-term loan products to be listed on a database. Additionally, the U.S. Congress continues to receive significant pressure from consumer advocates and other industry opposition groups to adopt such legislation at the federal level. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which, among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory jurisdiction over non-depository financial companies, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s payday lending supervision program. Under this program, the CFPB plans to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation will be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. The CFPB commenced onsite inspections of our operations in the United States in late fiscal 2012. However, any action by the CFPB with respect to short-term consumer loans could have an adverse impact on our business, results of operations and financial condition.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under EUR 1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. The working group’s final recommendations will be reviewed by the Ministry of Justice and could be considered by the Finnish Parliament in the next several months. We cannot predict what the outcome of this legislative process will be, but if we are required to make changes to our current lending operations in Finland as a result of the potential imposition of interest rate and fee restrictions such as those proposed by the working group, such changes could have a material adverse impact on the current Finnish online lending business model.

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

We maintain an allowance for loan losses for anticipated losses on consumer loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As of June 30, 2012, our allowance for loan losses on consumer loans that were not in default was $19.8 million and our allowance for losses on loans in default was $55.9 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

As of June 30, 2012, we had goodwill of $755.5 million, representing a significant portion of the $1.8 billion in total assets reflected on our consolidated balance sheet as of such date. A substantial portion of our goodwill represents assets capitalized in connection with our historical acquisitions and business combinations. Accounting for intangible assets such as goodwill requires us to make significant estimates and judgments, and as a result we may not realize the value of such intangible assets. In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. A variety of factors could cause the carrying value of an intangible asset to become impaired, including that our cash flow from operations is not sufficient to meet our future liquidity needs. Should such a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our reported results of operations and could materially impact the reported balance of our total stockholders’ equity. As a result of such a review, we recorded a goodwill and other intangible asset impairment charge of approximately $27.7 million in the fourth quarter of fiscal 2012, based on the estimated fair value and book value of our DFS business.

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

The industry in which we operate is highly fragmented and very competitive, and we believe that the markets in which we compete may become more competitive as the industry consolidates. In addition to other unsecured consumer lending, secured pawn lending, and check cashing stores in the markets in which we operate, we compete with banks and other financial services entities and retail businesses that offer consumer loans, extend pawn loans, cash checks, sell money orders, provide money transfer services or offer other products and services offered by us. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Risk and uncertainties related to political and economic conditions in foreign countries in which we operate could negatively impact our operations.

We currently conduct the significant majority of our operations outside the United States. If political, regulatory or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and our costs could be increased. Moreover, actions or events could occur in these countries that are beyond our control, which could restrict or eliminate our ability to operate in such jurisdictions or significantly reduce product demand and the expected profitability of such operations.

Foreign currency fluctuations may adversely affect our reported results of operations.

We currently generate a significant majority of our revenue outside the United States. Our foreign subsidiaries accounted for 81.8% and 87.1% of our total revenues for the years ended June 30, 2011 and 2012, respectively. As a result, our reported results of operations are vulnerable to currency exchange rate fluctuations, principally in the British Pound, the Canadian Dollar, the Swedish Krona and the Euro against the United States Dollar. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $13.1 million for the year ended June 30, 2012 and approximately $11.3 million for the year ended June 30, 2011. This impact represents 13.6% of our consolidated pre-tax earnings for the year ended June 30, 2012 and 11.0% of our consolidated foreign pre-tax earnings for the year ended June 30, 2011.

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

We derive a significant portion of our revenues from fees associated with cashing payroll, government and personal checks. In fiscal 2012, we generated approximately 13.1% of our total consolidated revenues from fees associated with check cashing. There has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks received by our customer base are replaced with such electronic transfers, demand for our check cashing services could decrease.

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

Our expansion strategy, which in part contemplates the addition of new stores, the acquisition of competitor stores and acquiring or developing new distribution channels for our products in Europe, Canada and the United States and other international markets, is subject to significant risks. Our continued growth in this manner is dependent upon a number of factors, including the ability to hire, train and retain an adequate number of experienced management employees, the availability of adequate financing for our expansion activities, the ability to successfully transition acquired stores or their historical customer base to our operating platform, the ability to obtain any government permits and licenses that may be required, the ability to identify and overcome cultural and linguistic differences which may impact market practices within a given geographic region, and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we are unable to do so. Expansion beyond the geographic areas where the stores are presently located will increase demands on management and divert their attention. In addition, expansion into new products and services will present new challenges to our business and will require additional management time.

A significant or sudden decline in the price of gold could materially affect our results of operations.

We purchase a significant amount of gold from customers, and the substantial majority of the collateral for our pawn loans consists of gold jewelry. We sell for scrap nearly all of the gold that we purchase and that we take possession of as a result of pawn collateral forfeitures. Pursuant to applicable laws in certain jurisdictions in which we offer gold buying services and securitized pawn loans, and otherwise pursuant to the terms of our pawn loan agreements, we are required to hold the gold that we buy, or that we accept as collateral, for a period of time, which, in the case of pawn loans, can be 6 months or more. Our ability to generate profits from such transactions is dependent in part upon us being able to sell our gold inventory, whether for smelting or on a retail basis, for a price that is consistent with the price that we paid for that gold or, in the case of forfeited pawn loans, for the amount that we originally loaned against forfeited collateral gold. Significant short-term volatility in gold prices, such as that experienced during the recent global economic crisis, may make it difficult for us to effectively price our gold buying services and to set appropriate principal amounts on our pawn loans relative to the gold collateral posted. A significant decline in gold prices could also result in both customers selling less gold to us and a decrease in our pawn loan originations resulting from lower collateral values. Any such change in the value of gold could materially adversely affect our business, prospects, results of operations and financial condition.

Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation and penalties and cause us to lose customers.

In the course of operating our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. and foreign laws and regulations designed to protect this information, such as the European Union Directive on Data Protection, Canadian federal and provincial laws, and various U.S. federal and state laws governing the protection of financial or other individually identifiable information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information, as well as shutdowns or disruptions of our systems.

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

Security breaches, cyber attacks or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. Regardless of the security measures that we may employ, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including:

•	expenses to rectify the consequences of the security breach or cyber attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	lost revenue and income resulting from any system downtime caused by such breach or attack;

•	increased costs of cyber security protection;

•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•	damage to our reputation causing customers and investors to lose confidence in us.

In addition, any compromise of security or a cyber attack could deter consumers from entering into transactions that involve transmitting confidential information to our systems. Furthermore, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses of defending these claims. As a result, any compromise of security of our computer systems or cyber attack could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud including cyber attacks that could lead us to make payments to fraudulent individual accounts. Increased fraud involving our products and services or affecting our customers could lead to litigation, significantly increased expenses, reputational damage and reduced use and acceptance of our products and services or new regulations and compliance obligations, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our MILES program relies upon contractual relationships with its service providers, the loss of any of which could adversely affect the performance of the MILES business and our results of operations generally.

Our MILES program provides fee-based services to junior enlisted military personnel applying for automobile loans. The MILES program generates its operating revenue from fees paid by a major third-party national bank funding the loans, fees from auto dealers and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. We rely upon contractual relationships with the third-party national bank and other financing sources for the funding and servicing of auto loans made in connection with the MILES program, and arrangements with other providers for warranty service contracts and GAP insurance contracts. However, if any or all of these contractual relationships were terminated, or if events were to occur which resulted in a material reduction in the services provided, a material increase in the cost of the services provided or a material reduction in the fees earned by it for the services provided under these contractual relationships, we could be required to locate new or alternate service providers for our MILES program. In such event, and until we would be able to locate new or alternate service providers, our MILES program business could be significantly disrupted. In addition, such new or alternate service providers may offer services that are more costly to MILES’ customers or that pay premiums or fees below the level that we currently receive. These changes could have a material adverse effect on our business and negatively affect our revenues and results of operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended June 30, 2012, the market price of our common stock has been as high as $24.89, and as low as $15.06. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including global economic and market conditions, quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock, and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

We have never paid cash dividends on our common stock and do not anticipate paying any in the foreseeable future.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

All of our company-operated retail financial services stores and our administrative offices are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases for our company-operated stores may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm and recovery systems, computers, time-delayed safes and other office equipment. With respect to leased locations open as of June 30, 2012, the following table shows the total number of leases, including both retail store locations and corporate and back office support centers, expiring during the periods indicated, without assuming the exercise of any applicable renewal options:

Period Ending June 30,	Number of Leases Expiring
2013	158
2014 - 2016	588
2017 - 2021	511
2022 - 2026	102
Thereafter	3

1,362

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets/Reporting Segments	2010	2011	2012
EUROPE
Company-operated	330	431	567
Franchised/agent locations	53	49	40

	383	480	607

CANADA
Company-operated	403	455	474
Franchised locations	62	22	14

	465	477	488

UNITED STATES
Company-operated	325	312	304

	325	312	304

OTHER
Franchised locations	7	—	—

Total Stores	1,180	1,269	1,399

The following table reflects the change in the number of retail financial services stores during fiscal years 2010, 2011 and 2012:

	2010	2011	2012
Number of stores at beginning of period	1,206	1,180	1,269
New stores opened	56	88	114
Stores acquired	7	71	44
Stores closed	(36)	(19)	(11)
Net change in franchise/agent stores	(53)	(51)	(17)

Number of stores at end of period	1,180	1,269	1,399

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated by reference herein to the section in “Item 8. Financial Statements and Supplementary Data — Note 18. Contingent Liabilities” of this Annual Report on Form 10K.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DLLR.” Below is a summary of the high and low sales prices of our common stock for each quarterly period during the two-year period ending June 30, 2012 as reported on the NASDAQ Global Select Market. On January 10, 2011, the Company announced a three-for-two stock split on all shares of its common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All amounts presented below were retroactively adjusted for the common stock split.

Period	High	Low
July 1, 2010 until September 30, 2010	$14.23	$9.93
October 1, 2010 until December 31, 2010	$19.15	$13.33
January 1, 2011 until March 31, 2011	$21.79	$18.79
April 1, 2011 until June 30, 2011	$23.50	$20.00
July 1, 2011 until September 30, 2011	$24.89	$17.41
October 1, 2011 until December 31, 2011	$23.01	$15.80
January 1, 2012 until March 31, 2012	$20.36	$17.19
April 1, 2012 until June 30, 2012	$19.32	$15.06

Holders

On June 30, 2012, there were approximately 127 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Dollar Financial Group, Inc., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our global revolving credit facility contains restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For example, Dollar Financial Group, Inc.’s ability to pay dividends or to make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Performance Graph

The rules of the Securities Exchange Commission require us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on June 30, 2007 in our common stock and similar investments made in the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12
DFC Global Corp.	100.00	107.68	53.02	36.14	48.39	82.95	69.44	100.46	113.95	95.05	97.00
NASDAQ Composite	100.00	97.08	84.54	59.93	73.03	88.04	82.88	102.51	110.33	101.51	115.30
Peer Group	100.00	78.25	76.90	78.47	66.46	95.16	95.85	124.20	174.00	138.12	136.12

Unregistered Purchases of Equity Securities by the Issuer

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to 5,000,000 shares of our outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2012	992,000	$16.00	992,000	4,008,000

Item 6.	SELECTED FINANCIAL DATA

In millions, except share and per share amounts and store data:

	2008	2009	2010	2011	2012
Consolidated Statement of Operations Data:
Revenues:
Consumer lending	$282.5	$266.5	$319.5	$429.2	$645.9
Check cashing	196.6	164.6	149.5	144.1	138.7
Pawn service fees and sales	12.1	13.8	19.9	48.0	80.9
Money transfer fees	27.5	26.8	27.5	32.1	38.4
Gold sales(1)	—	3.7	43.0	46.5	70.9
Other	53.5	54.8	73.9	88.5	86.9

Total revenues	572.2	530.2	633.3	788.4	1,061.7

Operating expenses:
Salaries and benefits	159.4	145.7	154.0	179.9	221.4
Provision for loan losses	58.5	52.1	45.9	73.6	131.5
Occupancy	43.0	41.8	43.3	51.0	61.7
Purchased gold costs(1)	—	2.4	30.4	31.0	56.9
Depreciation(3)	14.9	13.4	14.3	16.8	22.1
Other	98.4	93.3	99.1	128.9	180.8

Total operating expenses(3)	374.2	348.7	387.0	481.2	674.4

Operating margin	198.0	181.5	246.3	307.2	387.3
Corporate and other expenses:
Corporate expenses	70.8	68.2	86.8	104.1	120.0
Other depreciation and amortization	3.9	3.8	7.3	14.6	26.3
Interest expense, net	44.4	43.7	68.9	90.8	102.8
Loss on extinguishment of debt	0.1	—	9.5	—	—
Goodwill and other intangible asset impairment(4)	—	—	—	—	27.7
Unrealized foreign exchange (gain) loss	—	(5.5)	10.1	(47.0)	11.5
Loss on derivatives not designated as hedges	0.2	—	12.9	39.3	(2.9)
Provision for (proceeds from) litigation settlements	0.3	57.9	29.1	(3.7)	4.1
Other expense, net	0.1	5.5	5.5	6.7	2.2

Income before income taxes(3)	78.2	7.9	16.2	102.4	95.6
Income tax provision(3)	35.7	14.9	22.2	38.7	43.8

Net income (loss)(3)	$42.5	$(7.0)	$(6.0)	$63.7	$51.8
Less: Net loss attributable to non-controlling interests	—	—	(0.3)	(0.5)	(0.6)

Net income (loss) attributable to DFC Global Corp.(3)	$42.5	$(7.0)	$(5.7)	$64.2	$52.4

Net income (loss) per share:
Basic(2)(3)	$1.18	$(0.19)	$(0.16)	$1.69	$1.20
Diluted(2)(3)	$1.15	$(0.19)	$(0.16)	$1.62	$1.16
Shares used to calculate net income (loss) per share:
Basic(2)	36,159,588	36,019,058	36,159,848	38,005,387	43,827,333
Diluted(2)	36,844,844	36,019,058	36,159,848	39,758,551	45,232,243
Operating and Other Data:
Stores in operation at end of period:
Company-owned	1,122	1,031	1,058	1,198	1,345
Franchised stores/agents	330	175	122	71	54

Total	1,452	1,206	1,180	1,269	1,399

	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data (at end of period):
Cash	$209.7	$209.6	$291.3	$189.0	$224.0
Total assets(3)	$940.1	$919.9	$1,213.4	$1,661.5	$1,766.5
Total debt	$535.6	$536.3	$728.6	$870.9	$1,012.6
Stockholders’ equity(3)	$238.4	$207.9	$216.4	$422.9	$460.2

(1)	For the fiscal years ended June 30, 2009 and June 30, 2010, the previously reported amounts of gold sales and purchased gold costs have been revised to correct certain immaterial classification errors. Specifically charges previously netted in calculating total revenues of $2.3 million and $22.4 million, respectively, have been reclassified to operating expenses. This reclassification increased other revenue, total revenue, other operating expense, and total operating expense by $2.3 million and $22.4 million for the fiscal years ended June 30, 2009 and June 30, 2010, respectively. This reclassification did not affect the previously reported amounts of operating margin for any period.

(2)	On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented above were retroactively adjusted for the common stock split.

(3)	During the year-end financial close process of fiscal 2012, we identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of our DFS subsidiary in fiscal 2010. We also identified a prior period error related to the depreciation of certain fixed assets of our Canadian subsidiary. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, and an overstatement of the income tax provision in the Consolidated Statement of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were likewise understated and overstated, respectively, in the Consolidated Balance Sheets for prior periods. These errors impacted periods beginning with the fiscal year ended June 30, 2007 and subsequent periods through March 31, 2012. We evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. However, in accordance with the aforementioned ASC Topics, we are restating our Consolidated Financial Statements for the prior periods impacted.

In order to correct these misstatements, we have reduced fiscal 2008 net income attributable to DFC Global Corp. by $0.9 million, increased fiscal 2009 net loss attributable to DFC Global Corp. by $0.2 million, increased fiscal 2010 net loss attributable to DFC Global Corp. by $0.8 million, and reduced the fiscal 2011 net income attributable to DFC Global Corp. by $1.6 million. The correction of these misstatements also resulted in a reduction of $0.02 and $0.03 in net income per share basic and diluted, respectively, for the fiscal year ended June 30, 2008, an increase of $0.02 in net loss per share basic and diluted for the fiscal year ended June 30, 2010, and a $0.04 reduction in net income per share basic and diluted, for the fiscal year ended June 30, 2011. The correction of these misstatements also resulted in a $1.3 million, $1.6 million, $1.2 million and $1.3 million reduction in Total assets for the fiscal years ending June 30, 2008, 2009, 2010 and 2011, respectively. These misstatements also resulted in a $1.0 million, $1.2 million, $1.9 million and a $3.7 million reduction in Stockholders’ equity for the fiscal years ending June 30, 2008, 2009, 2010 and 2011, respectively.

(4)	The fiscal year ended June 30, 2012 includes a non-cash impairment charge of $27.7 million related to our DFS business that was recognized in the fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

We are a leading international non-bank provider of alternative financial services, principally unsecured short-term consumer loans, secured pawn loans, check cashing, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers through our over 1,400 current retail storefront locations and our multiple Internet platforms in eight countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate the largest online unsecured short-term consumer lending business by revenue in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland and Spain, we are the largest pawn lender in Europe measured by loan portfolio.

At June 30, 2012, our global retail operations consisted of 1,399 retail storefront locations, of which 1,345 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!® and Super Efectivo®. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, and in Finland, Sweden and Poland primarily under the Risicum® and OK Money® brand names. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. We also provide fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

Our products and services, principally our unsecured short-term consumer loans, secured pawn loans, and check cashing and gold buying services, provide customers with immediate access to cash for living expenses or other needs. In addition to those core offerings, we strive to offer our customers additional high-value ancillary services, including Western Union® money order and money transfer products, electronic tax filing, reloadable prepaid VISA® debit cards and foreign currency exchange.

For our unsecured short-term consumer loans, we receive fees on the loans we provide. For our secured pawn loans, we receive interest and fees on the loans we provide. For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer.

Our expenses primarily relate to the operations of our retail store network, including the provision for loan losses, salaries and benefits for our employees, occupancy expense for our leased real estate, depreciation of our assets and corporate and other expenses, including costs related to opening and closing stores.

In each foreign country in which we operate, local currency is used for both revenues and expenses. Therefore, we record the impact of foreign currency exchange rate fluctuations related to our foreign net income.

During the year ended June 30, 2012, nearly 40% of our total consolidated revenue was comprised of products and services which generally carry little or no credit risk, such as secured pawn lending, check cashing, money transfers, gold purchasing, foreign exchange and fee-based income generated from the MILES program.

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. In the fiscal year ended June 30, 2011, we substantially increased our online presence in the United Kingdom by acquiring the largest online provider of unsecured short-term consumer loans by revenue in that country. We have continued to expand our Internet-based lending business, most recently acquiring Risicum Oyj in July 2011, which offers unsecured short-term consumer loans through the Internet and mobile phone technologies in Finland and Sweden. We leveraged the scalable technology and back-office support capabilities of Risicum to launch an Internet lending business in Poland in February 2012, and expect to further extend our Internet-based lending capabilities into other countries in Europe in the near future. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland, and in March 2012 we acquired a chain of eight retail pawn and gold buying stores in Spain. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons and Robertsons stores in Britain, and are implementing secured pawn lending in our Canadian retail stores beginning in fiscal 2013. Internet-based and secured pawn lending generated $259.5 million and $80.9 million, respectively, of revenue for the year ended June 30, 2012, representing 24.4% and 7.6% of our revenue for fiscal 2012.

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

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which we refer to as the OFT, which is responsible for regulating competition, policy, and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Beginning July 31, 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe that we have complied with these regulations where we were not already registered by HM Revenue and Customs.

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 but is under further review. The Debt Collection Guidance could restrict the number of times and the amounts that we are allowed to debit a customer’s account. In addition, in February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering unsecured short-term consumer loans for which the OFT has indicated that it will conduct on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite review of our businesses in the United Kingdom in late fiscal 2012. Furthermore, we have provided the OFT with a response to a comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT’s guidance, we may consider making changes, or may be required to make changes, to our lending and collection practices.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the

Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under €1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. The working group’s final recommendations will be reviewed by the Ministry of Justice and could be considered by the Finnish Parliament in the next several months.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted, which among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s payday lending supervision program. Under this program, the CFPB plans to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation will be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. The CFPB commenced an on-site review of our U.S. operations in late fiscal 2012.

Recent Events

On July 6, 2011, we acquired Risicum Oyj, a leading provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominately in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony-based loans in Sweden.

On August 24, 2011, we announced that we changed our name to DFC Global Corp. We continue to trade on the NASDAQ stock market under the ticker symbol “DLLR”.

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. As of June 30, 2012, we had repurchased 992,000 shares of our common stock under the plan for an average price of $16 per share.

On April 16, 2012, we consummated the sale of $230.0 million aggregate principal amount of 3.25% senior convertible notes due 2017, which includes the exercise in full of the initial purchasers’ overallotment option. The notes are unsecured, senior obligations of ours and will pay interest semi-annually at an annual rate of 3.25%. Prior to October 15, 2016, the notes are convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders will receive cash up to the principal amount and shares of our common stock in respect of any excess conversion amount. The initial conversion rate for the notes is 46.8962 shares of common stock per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $21.32 per share. In connection with the offering, we entered into convertible note hedge transactions with respect to our common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the convertible notes to $26.45 per share. The notes mature on April 15, 2017. We recorded a debt discount of approximately $50.3 million, with an offsetting increase to additional paid in capital. Such amount will be accreted over the expected life of the debt. The net proceeds from the offering were approximately $222.0 million, after deducting the initial purchasers’ discounts and the estimated offering expenses. Considering $8.0 million of convertible note transaction fees and $20.0 million of one-time net cash payments to enter into the call spread hedge agreements, we received approximately $202.0 million of net proceeds from the convertible note offering. We subsequently used

$55.7 million of the net proceeds to retire the legacy cross-currency interest rate swap agreements discussed below, while a portion of the remaining $146.3 million of proceeds was used to pay down all outstanding borrowings on our global revolving credit facility, which was principally drawn to fund the MEM and Risicum acquisitions, with the residual amount being available for general corporate purposes.

On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge currency and interest rate fluctuations of our previously retired term bank loans. The legacy swaps had become ineffective when the bank debt they were purchased to hedge was paid off with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by our Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of these swap agreements, we had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term loans.

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate that the new swap arrangements will eliminate the non-cash mark-to-market volatility that had historically impacted our results of operations as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements.

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

For unsecured short-term consumer loans, which generally have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. Our reserve policy regarding these loans is summarized below in “Consumer Loan Loss Reserves Policy.”

Secured pawn loans are offered at most of our retail financial services locations in the United Kingdom and Poland and at our pawn shops in the United Kingdom, Sweden, Finland and Spain. Pawn loans are short-term in nature and are secured by the customer’s personal property, which we refer to as a pledge. At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will, in most markets, go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with our unsecured short-term consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

Consumer Loan Loss Reserves Policy

We maintain a loan loss reserve for anticipated losses for unsecured consumer loans that we directly originate but have not yet become due (presented as “Consumer Loans” on the balance sheet). To estimate the appropriate level of loan loss reserves, we consider known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our loan loss reserve on Consumer Loans is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. As these conditions change, we may need to make additional allowances in future periods.

Generally, when an unsecured loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and reflected as a deduction to the gross loans in default balances and is included in loan loss provision expense in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is included in loan loss provision expense. If a loan remains in defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off. Recoveries on loans that were completely charged off are credited to the allowance when collected.

We do not maintain a loan loss reserve for potential future losses on pawn loans. Pawn loans are secured by the customer’s pledged item. Pawn loans generally represent 50% to 80% of the appraised fair value of the pledged item, thus significantly mitigating our exposure to losses on defaulted pawn loans. Our historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer pays back the amount borrowed, plus interest and fees, and we return the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in our retail stores after the customer default. Except in very isolated instances, the amount received at auction or in our store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above our recorded asset value and any related administrative costs and fees are returned to the customer.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reportable operating units of the United Kingdom, Sefina, MEM, Risicum and Poland (which are collectively reported in Europe), Canada, United States Retail and DFS. We also have a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are combined in one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights and DFS’ MILES program brand name and the Sefina and MEM trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

As discussed in Note 9 of the consolidated financial statements, we recorded a goodwill and other indefinite lived intangible asset impairment charge of approximately $27.7 million in the fourth quarter of the year ended June 30, 2012, based on the estimated fair value and book value of our DFS business. The impairment of these intangible assets resulted from the continued decline in the DFS business during the second half of fiscal year 2012 and our current expectations for future growth and profitability for the DFS business being lower than our previous estimates. Over the past 12 months, the DFS business has experienced continuing significant lending constraints by its third party bank that originates these loans, low market interest rates stemming from the ongoing low cost of capital that has attracted more aggressive competition and the ongoing troop deployments. While considered in previous projections, the severity and duration that these factors have had, and are projected to have, on the DFS business were more significant than previously anticipated. Management has initiated a series of strategies to grow the business, such as having discussions with potential additional lending partners that would more competitively underwrite these loans and expanding the DFS platform into other branches of the military and military-related enterprises. Additionally, management considered external factors such as the expectation of the increased supply of used automobiles as the impact of the US government’s “cash for clunkers” program subsides and the impact that the recent US auto industry recovery and related increased production of vehicles has on vehicle supply, expectation of market interest rate trends, and the non-prime auto lending industry in general. Management believes these strategies are achievable based on the historical performance of the DFS business.

The MILES Program indefinite lived intangible valuation was calculated using a relief from royalty valuation method and is based on future revenue projections of the DFS business, discounted to a present fair value using a discount rate of 17.8%.

The calculation of fair value of the DFS reporting unit was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The cash flow projections were discounted using discount rates ranging from 15.0% to 18.5%, and were selected based on management’s estimate of the risk embedded in the projections for each series of cash flows. A simultaneous 10% decline in the cash flow projections combined with a 100 basis point increase in the discount rates used would result in an additional pre-tax $10.1 million impairment to goodwill and an additional $1.3 million impairment to the MILES Program indefinite lived intangible.

We selected market multiples to be used in the market approach based on companies that we considered to be comparable to DFS, with the assistance of a third party valuation firm. A 10% change in the market multiples used would impact the fair value of DFS by $1.8 million.

The achievement of the forecasted business plan and projections related to DFS is in part dependent on the success of the management plans described above. While management believes that the discount rates selected in its valuation model adequately capture this risk, if these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS goodwill and the MILES program indefinite-lived intangible asset.

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

Cross-Currency Interest Rate Swaps

From time to time, we enter into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on its foreign denominated variable rate term loan borrowing. When applicable, we designate derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the term loans and also record the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops and retail financial services stores. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	June 30,
	2010		2011		2012
Total revenues:
Consumer lending	$319,465	50.5%	$429,152	54.4%	$645,939	60.8%
Check cashing	149,474	23.6%	144,054	18.3%	138,676	13.1%
Pawn service fees and sales	19,899	3.1%	48,043	6.1%	80,921	7.6%
Money transfer fees	27,464	4.3%	32,140	4.1%	38,384	3.6%
Gold sales	43,018	6.8%	46,537	5.9%	70,891	6.7%
Other	73,961	11.7%	88,441	11.2%	86,897	8.2%

Total consolidated revenues	633,281	100.0%	788,367	100.0%	1,061,708	100.0%

Operating expenses:
Salaries and benefits	153,976	24.4%	179,919	22.8%	221,381	20.9%
Provision for loan losses	45,876	7.2%	73,551	9.3%	131,464	12.4%
Occupancy	43,280	6.8%	51,032	6.5%	61,735	5.8%
Purchased gold costs	30,408	4.8%	30,991	3.9%	56,929	5.4%
Depreciation	14,334	2.3%	16,769	2.1%	22,133	2.1%
Other	99,067	15.6%	128,911	16.4%	180,782	16.9%

Total operating expenses	386,941	61.1%	481,173	61.0%	674,424	63.5%

Operating margin	246,340	38.9%	307,194	39.0%	387,284	36.5%

Corporate expenses	86,824	13.7%	104,057	13.2%	120,046	11.3%
Other depreciation and amortization	7,325	1.2%	14,581	1.8%	26,288	2.5%
Interest expense, net	68,932	10.9%	90,819	11.5%	102,793	9.7%
Loss on extinguishment of debt	9,531	1.5%	—	—%	—	—%
Goodwill and other intangible asset impairment	—	—%	—	—%	27,738	2.6%
Unrealized foreign exchange loss (gain)	10,145	1.6%	(47,031)	(5.9)%	11,484	1.1%
Loss (gain) on derivatives not designated as hedges	12,948	2.0%	39,320	5.0%	(2,863)	(0.3)%
Provision for (proceeds from) litigation settlements	29,074	4.6%	(3,749)	(0.5)%	4,070	0.4%
Loss on store closings	3,314	0.5%	868	0.1%	879	0.1%
Other expense, net	2,070	0.3%	5,937	0.8%	1,169	0.1%

Income before income taxes	16,177	2.6%	102,392	13.0%	95,680	9.0%
Income tax provision(1)	22,138	3.5%	38,695	5.0%	43,847	4.1%

Net (loss) income(1)	(5,961)	(0.9)%	63,697	8.0%	51,833	4.9%
Less: Net loss attributable to non-controlling interests	(293)	—%	(525)	(0.1)%	(570)	—%

Net (loss) income attributable to DFC Global Corp.	$(5,668)	(0.9)%	$64,222	8.1%	$52,403	4.9%

Net (loss) income per share attributable to DFC Global Corp.:
Basic(1)	$(0.16)		$1.69		$1.20
Diluted(1)	$(0.16)		$1.62		$1.16

(1)	During the year-end financial close process of fiscal 2012, the Company identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of its DFS subsidiary in fiscal 2010. The error, which was immaterial to the prior periods, resulted in an overstatement of the income tax provision in the Consolidated Statement of Operations for prior periods.

In order to correct this misstatement, the Company has increased fiscal 2010 net loss attributable to DFC Global Corp. by $0.8 million, and reduced the fiscal 2011 net income attributable to DFC Global Corp. by $1.6 million. The correction of these misstatements also resulted in an increase of $0.02 in net loss per share basic and diluted for the fiscal year ended June 30, 2010, and a $0.04 reduction in net income per share basic and diluted, for the fiscal year ended June 30, 2011.

Constant Currency Analysis

We maintain operations in Europe, Canada and the United States. Over 85% of our revenues are originated in currencies other than the U.S. Dollar, principally the British Pound Sterling and the Canadian Dollar. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide “constant currency” assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency.

	Actual Average Exchange Rates Fiscal Year Ended June 30,
	2012	2011		2010
British Pound Sterling	1.5839	1.5917		1.5811
Canadian Dollar	0.9968	0.9995		0.9484
Swedish Krona	0.1487	0.1570	(1)	—
Euro	1.3384	1.4048	(1)	—
Polish Zloty	0.3145	0.3441		0.3398

(1)	FY 2011 reflects the average exchange rate from December 31, 2010, the date of the Sefina acquisition, to June 30, 2011

We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the United States; therefore, we do not incur significant economic gains or losses on foreign currency transactions with our subsidiaries. To the extent funds are transmitted between countries, we may be subject to realized foreign exchange gains or losses. To the extent liabilities are paid or assets are received in a currency other than the local currency, we would incur realized transactional foreign exchange gains or losses. Cash accounts are maintained in Europe and Canada in local currency, and as a result, there is little, if any diminution in value from the changes in currency rates. Therefore, cash balances are available on a local currency basis to fund the daily operations of the Europe and Canada business units.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Total revenues for the year ended June 30, 2012 increased by $273.3 million, or 34.7%, as compared to the year ended June 30, 2011. The impact of new stores and acquisitions accounted for $216.5 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $7.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $63.9 million, or 8.1%. The increase was primarily the result of a $77.4 million increase in revenues in Europe, related to consumer lending, pawn service fees and sales and gold sales, partially offset by a $9.6 million decrease in DFS revenues and a $6.4 million decrease in Canada revenues, due to decreased check cashing revenues.

Consolidated fees from consumer lending were $645.9 million for the year ended June 30, 2012 compared to $429.2 million for the year earlier period, an increase of $216.7 million or 50.5%. The impact of new stores and acquisitions accounted for $158.1 million of the revenue increase, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum, while the impact of foreign currency accounted for a decrease of $4.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $63.4 million. Consumer lending revenues in Europe, Canada and United States Retail were up by $57.4 million, $2.8 million and $3.2 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $5.4 million, or 3.7%, for the year ended June 30, 2012 compared to the prior year period. The impact of new stores and acquisitions accounted for an $11.6 million increase, while the impact of foreign currency accounted for a decrease of $0.2 million. The remaining check cashing revenues were down $16.8 million, or 11.6%, for the year ended June 30, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 15.9% in Europe, 10.9% in Canada and 10.0% in United States Retail. There was an aggregate decline of 10.8% in the number of checks cashed for the year ended June 30, 2012 as compared to the year ended June 30, 2011. Concurrently, our prepaid debit card revenues are increasing as we believe that more of our customers are switching to this medium in lieu of checks.

Pawn service fees were $80.9 million for the year ended June 30, 2012, representing an increase of $32.9 million, or 68.4%, compared to the prior year period. The impact of new stores and acquisitions, including our December 31, 2011 acquisition of Sefina, accounted for a $22.0 million increase, while the impact of foreign currency accounted for a decrease of $0.7 million. The remaining increase of $11.6 million, or 24.1%, is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe.

For the year ended June 30, 2012, money transfer fees, gold sales and all other revenues increased by $29.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $5.7 million, or 3.4%, for the year ended June 30, 2012 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe and United States Retail, and increased prepaid debit card fees in Canada, partially offset by reduced DFS revenues.

Operating Expenses

Operating expenses were $674.4 million for the year ended June 30, 2012 compared to $481.2 million for the year ended June 30, 2011, an increase of $193.2 million or 40.2%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $160.1 million. The impact of foreign currency fluctuations accounted for a decrease of $5.2 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $38.3 million as compared to the prior year. For the year ended June 30, 2012, total operating expenses increased to 63.5% of total revenue as compared to 61.0% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 61.0%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 20.4% for the year ended June 30, 2012 compared to 17.1% for the year ended June 30, 2011. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a stronger mix of Internet-based loans in the United Kingdom and Scandinavia, which typically carry higher loan losses, but lower overall operating costs than our store based businesses. The higher loan loss provision experienced for Internet-based loans is directly related to the number of new customers in that element of our business. Loans made to newer customers tend to carry higher loss rates until our level of experience (i.e., knowledge of customer behavior) with the customer increases.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and United States Retail increased by $47.2 million and $1.5 million, respectively, and decreased by $8.4 million in Canada. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products, increased salary and benefits costs, and an increase in costs related to the purchased gold product. The decrease in Canada was primarily a result of decreased salary and benefits costs, a decrease in the provision for loan losses and a decrease in franchise and other taxes.

Corporate Expenses

Corporate expenses were $120.0 million for the year ended June 30, 2012 compared to $104.1 million for the year ended June 30, 2011, or an increase of $15.9 million, reflecting our increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $26.3 million for the year ended June 30, 2012 compared to $14.6 million for the year ended June 30, 2011. The increase of $11.7 million is primarily related to amortization of intangible assets related to the MEM and Risicum acquisitions, as well as amortization of recently reacquired franchise rights and increased depreciation of corporate-related assets.

Interest Expense

Interest expense, net was $102.8 million for the year ended June 30, 2012 compared to $90.8 million for the same period in the prior year. The increase in interest expense, net is primarily the result of increased debt levels related to the MEM and Risicum acquisitions, as well as interest expense on debt assumed as part of the Sefina acquisition. Included in the interest expense for the year ended June 30, 2012 is approximately $22.6 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our legacy cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $19.0 million for the year ended June 30, 2011, representing an increase of approximately $3.6 million. The increase was primarily related to the amortization of debt issuance costs related to our global revolving credit facility, as well as the non-cash interest on our convertible debt.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $6.5 million non-cash interest charge for the years ended June 30, 2012 and June 30, 2011.

Goodwill and Other Intangible Assets Impairment Charge

We recorded a goodwill and other indefinite lived intangible asset impairment charge of approximately $27.7 million in the fourth quarter of the year ended June 30, 2012, based on the estimated fair value and book value of our DFS business. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. The non-cash impairment charge is the result of our current expectations for future growth and profitability for the DFS business being lower than our previous estimates. The calculation of fair value was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The decline in our estimates is primarily due to continuing significant lending constraints by our third party bank that originates these loans, low market interest rates stemming from the ongoing low cost of capital that has attracted more aggressive competition and the ongoing troop deployments that were not anticipated. We are currently having discussions with potential additional lending partners that would more competitively underwrite these loans.

Unrealized Foreign Exchange Gain/Loss

Unrealized foreign exchange loss of $11.5 million for the year ended June 30, 2012 is due primarily to the unrealized foreign exchange losses associated with the mark to market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

The unrealized foreign exchange gain of $47.0 million for the year ended June 30, 2011 is due primarily to the mark to market of the unrealized foreign exchange gain on our senior notes, partially offset by unrealized foreign exchange losses on intercompany debt.

Loss (gain) on derivatives not designated as hedges

The mark to market gain on derivatives not designated as hedges was $2.9 million for the year ended June 30, 2012, compared to a loss of $39.3 million for the year ended June 30, 2011. Loss (gain) on derivatives not designated as hedges is related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value is related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which will not be recorded in the income statement, as long as they are determined to be effective.

(Proceeds from) Provision for Litigation Settlements

The provision for litigation settlements during the year ended June 30, 2012 was $4.1 million and primarily related to the settlement of litigation in California.

The proceeds from litigation settlements during the year ended June 30, 2011 was $3.7 million, primarily related to cash received from certain Canadian franchisees for their portion of settlement costs for the Canadian class actions.

Other (Income) Expense

During the year ended June 30, 2012, we recorded net other expenses of approximately $1.2 million, due to acquisition-related activities of $3.4 million and realized foreign exchange losses of $2.3 million, partially offset by other income items of $4.5 million.

During the year ended June 30, 2011, we recorded net other expenses of approximately $5.9 million, due to acquisition-related activities of $8.7 million, partially offset by other income items of $2.8 million.

Income Tax Provision

The provision for income taxes was $43.8 million for the year ended June 30, 2012 compared to a provision of $38.7 million for the year ended June 30, 2011. Our effective tax rate was 45.8% for the year ended June 30, 2012 and was 37.8% for the year ended June 30, 2011. The increase in the effective tax rate for the year ended June 30, 2012 as compared to the prior year was primarily a result of goodwill impairment for Dealers’ Financial Services LLC, the swap terminations in Canada, and U.S. true-ups to deferred taxes. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At June 30, 2012, we maintained deferred tax assets of $132.0 million, which is offset by a valuation allowance of $84.7 million, which represents an increase of $14.6 million in the net deferred tax asset during the year ended June 30, 2012. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $132.0 million in deferred tax assets consists of $53.3 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits and $22.0 million in foreign deferred tax assets. At June 30, 2012, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $112.4 million, which represents an increase of $9.5 million in the period. The net operating loss carry forward at June 30, 2012 was $65.4 million and at June 30, 2011 was $78.2 million, a decrease of $12.8 million due to the utilization of a net operating loss carryforward for the year ended June 30, 2011. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. The deferred tax asset related to excess foreign tax credits increased $3.4 million due to provision to return adjustments related to our fiscal year 2011 tax return. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $22.0 million.

At June 30, 2011 and 2012 we had $14.2 million and $16.1 million, respectively, of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2012 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2012 for Canada, and tax years 2006 through 2012 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 and 2007, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009. We believe our existing reserves for all tax matters, including the Canadian audits and assessments, are adequate.

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

Consolidated check cashing revenue decreased $5.4 million, or 3.6%, for the year ended June 30, 2011 compared to the prior year period. There was an increase of approximately $3.8 million related to foreign exchange rates and increases from new stores and acquisitions of $5.3 million. The remaining check cashing revenues were down $14.5 million, or 9.7%, for the year ended June 30, 2011. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues in Canada declined 5.0% and check cashing revenues in Europe were down 17.0% for the year ended June 30, 2011 as compared to the prior year period. Check cashing revenue in our United States Retail business segment decreased by 11.6%, again heavily influenced by the closure of stores since the third quarter of fiscal 2010. On a consolidated constant currency basis, the face amount of the average check cashed increased by 1.4% to $524 for the year ended June 30, 2011 compared to $517 for the prior year period, while the average fee per check cashed increased by 2.2% to $20.06. There was also a decline of 8.0% in the number of checks cashed for the year ended June 30, 2011 as compared to the year ended June 30, 2010, down from 7.8 million in the prior year period to 7.2 million in the current year.

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

Operating Expenses

Operating expenses were $481.2 million for the year ended June 30, 2011 compared to $387.0 million for the year ended June 30, 2010, an increase of $94.2 million or 24.4%. The impact of foreign currency accounted for an increase of $12.6 million. There was an increase in the operating expenses related to new stores and acquisitions of approximately $64.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $16.9 million as compared to the prior year. For the year ended June 30, 2011, total operating expenses decreased to 61.0% of total revenue as compared to 61.1% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 60.2%.

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

Corporate Expenses

Corporate expenses were $104.1 million for the year ended June 30, 2011 compared to $86.8 million for the year ended June 30, 2010, or an increase of $17.3 million. The increase was consistent with our increased investment in our global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities. The increase was commensurate with our growth and as a percentage of revenue, was lower than the prior year.

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

Income Tax Provision

The provision for income taxes was $38.7 million for the year ended June 30, 2011 compared to a tax provision of $22.2 million for the year ended June 30, 2010. Our effective tax rate was 37.8% for the year ended June 30, 2011 and was 137.0% for the year ended June 30, 2010 which is a combination of an effective tax rate of 96.1% on continuing operations and other one-time charges, increased by the impact of a change in the reserve for an uncertain tax position related to transfer pricing and the impact of the convertible debt discount. The impact to our fiscal 2010 provision for income taxes related to these two items was $5.8 million. The decrease in the effective tax rate for the year ended June 30, 2011 as compared to the prior year was primarily a result of improved results in the United States, lower global statutory tax rates, the lower statutory tax rates associated with the acquired Scandinavian and UK businesses, and the taxation of the unrealized foreign currency exchange gains (classified as ordinary) in Canada at the lower statutory rate, as well as the unrealized foreign currency exchange gains (classified as capital) in Canada which are only 50% taxable. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and foreign deferred tax assets and the aforementioned changes to our reserve for uncertain tax positions. Prior to the global debt restructuring completed in our fiscal year ended June 30, 2007, interest expense in the U.S. resulted in U.S. tax losses, thus generating deferred tax assets.

We provided a valuation allowance against all of our U.S. deferred tax assets at June 30, 2011 and 2010 which amounted to $100.5 million and $99.1 million, respectively. The $100.5 million in deferred tax assets consists of $47.2 million related to net operating losses and the reversal of temporary differences, and $53.3 million related to excess foreign tax credits resulting from dividends or deemed dividends from the fiscal years ended 2007, 2008 and 2010. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2011 was $78.2 million compared to $68.3 million at June 30, 2010. This increase was the result of an adjustment required by a Competent Authority settlement and by a current year U.S. loss. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. We have foreign tax credit carry forwards of approximately $53.3 million, which will begin to expire in 2017 if not utilized.

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

At June 30, 2011 and 2010 we had $14.2 million and $10.3 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate. We recognized interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, we had approximately $1.7 million of accrued interest related to uncertain tax positions which represents a $0.8 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

The tax years ending June 30, 2008 through 2011 remain open to examination by the taxing authorities in the United States, United Kingdom, and Canada.

Review of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Fiscal 2012 compared to Fiscal 2011

	Year Ended June 30,		% Increase/ Decrease - Margin Change
	2011	2012
	(Dollars in thousands)
Europe revenues:
Consumer lending	$196,884	$399,672	103.0%
Check cashing	29,592	27,393	(7.4%)
Pawn service fees and sales	48,013	80,845	68.4%
Money transfer fees	8,127	10,908	34.2%
Gold sales	29,271	51,991	77.6%
Other	22,007	27,834	26.5%

Total Europe revenues	$333,894	$598,643	79.3%
Operating margin	32.8%	30.9%	(1.9pts. )
Canada revenues:
Consumer lending	$170,667	$181,489	6.3%
Check cashing	73,379	74,291	1.2%
Pawn service fees and sales	30	76	153.3%
Money transfer fees	19,203	22,316	16.2%
Gold sales	14,767	13,810	(6.5%)
Other	32,556	34,309	5.4%

Total Canada revenues	$310,602	$326,291	5.1%
Operating margin	49.5%	50.6%	1.1 pts.
United States Retail revenues:
Consumer lending	$61,601	$64,778	5.2%
Check cashing	41,083	36,992	(10.0%)
Money transfer fees	4,810	5,160	7.3%
Gold sales	2,499	5,090	103.7%
Other	12,219	12,675	3.7%

Total United States Retail revenues	$122,212	$124,695	2.0%
Operating margin	26.4%	26.5%	0.1 pts.
Other revenues:
Total Other revenues (included in other revenue)	21,659	12,079	(44.2%)
Operating margin	53.9%	34.1%	(19.8pts. )

Total revenue	$788,367	$1,061,708	34.7%

Operating margin	$307,194	$387,284	26.1%

Operating margin %	39.0%	36.5%	(2.5pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Year Ended June 30,
	Revenue		Pre-Tax Income
	2011	2012	2011		2012
Europe	42.4%	56.4%	60.8	%(1)	67.6	%(4)
Canada	39.4%	30.7%	47.8	%(2)	34.8	%(5)
United States Retail	15.5%	11.8%	12.3%		12.4	%(6)
Other	2.7%	1.1%	–20.9	%(3)	–14.8	%(7)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $2.0 million of unrealized foreign exchange losses.

(2)	Excludes $51.7 million of unrealized foreign exchange gains, $39.3 million of losses on derivatives not designated as hedges and $3.9 million of proceeds from litigation settlements.

(3)	Excludes $2.7 million of unrealized foreign exchange losses and $0.2 million of provisions for litigation settlements.

(4)	Excludes $0.5 million of unrealized foreign exchange gains and $0.1 million of provisions for litigation settlements.

(5)	Excludes $12.0 million of unrealized foreign exchange losses, $2.9 million of gains on derivatives not designated as hedges and $0.1 million of provisions for litigation settlements.

(6)	Excludes $3.9 million of provisions for litigation settlements.

(7)	Excludes $27.7 million of goodwill and other intangible asset impairment charges.

Europe

Total revenues in Europe were $598.6 million for the year ended June 30, 2012, compared to $333.9 million for the year earlier period, an increase of $264.7 million or 79.3%. The MEM, Sefina and Risicum acquisitions contributed $156.9 million of the revenue increase for the year ended June 30, 2012. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $77.4 million, or 23.2%. Consumer lending and pawn service fees were up by $57.4 million and $11.6 million, respectively. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued strong performance of the store-based business. The growth in pawn service fees is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $13.1 million, primarily as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks to debit cards, and decreased by approximately $4.7 million, or 15.9% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $189.1 million, or 84.3%, from $224.4 million for the year ended June 30, 2011 to $413.6 million for the year ended June 30, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $47.2 million or 21.0%. There was an increase of 2.4 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a stronger mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the year ended June 30, 2011 was 23.6% while for the the year ended June 30, 2012, the rate increased to 26.0%. On a constant currency basis, the operating margin percentage in Europe decreased from 32.8% for the year ended June 30, 2011 to 30.8% for the year ended June 30, 2012 primarily due to the increase in the provision for loan losses noted above, as well as increased advertising costs related to Internet-based lending, partially offset by percentage decreases in salaries and benefits and occupancy costs.

The pre-tax income in Europe was $92.4 million for the year ended June 30, 2012 compared to $53.3 million for the prior year, an increase of $39.1 million — on a constant currency basis, the increase was $39.4 million. In addition to increased operating margins of $77.0 million, increased unrealized foreign exchange gains of $2.5 million and reduced acquisition costs of $4.4 million, pre-tax income was negatively impacted by increased interest expense of $16.8 million, increased amortization expense of $9.4 million, and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $19.4 million.

Canada

Total revenues in Canada were $326.3 million for the year ended June 30, 2012, an increase of 5.1%, or $15.7 million, as compared to the year ended June 30, 2011. The impact of new stores and acquisitions accounted for $22.8 million of this increase. On a constant currency basis, total revenues in Canada increased by $16.4 million, or 5.3%, for the year ended June 30, 2012, as compared to the prior year. Consumer lending revenues in Canada increased by $11.3 million or 6.6% (on a constant currency basis) for the year ended June 30, 2012 as compared to the prior year, primarily related to the growth of Internet-based loans in Canada and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) increased by $4.1 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees, partially offset by reduced franchisee fees. Check cashing revenues increased $1.0 million in Canada due to an increase in the average fee per check, partially offset by a decrease in the number of checks cashed (also on a constant currency basis).

Operating expenses in Canada increased $4.5 million, or 2.8%, from $156.8 million for the year ended June 30, 2011 to $161.3 million for the year ended June 30, 2012. The impacts of changes in foreign currency rates resulted in a decrease of $0.3 million. The constant currency increase of approximately $4.8 million is primarily related to costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 1.3 pts from 11.6% to 10.3%. On a constant currency basis, Canada’s operating margin percentage increased from 49.5% for the year ended June 30, 2011 to 50.6% for the year ended June 30, 2012. The increase in this area is primarily the result of the decrease in the provision for loan losses noted above, as well as reduced salaries and benefits costs as a percentage of revenue.

Canada pre-tax income was $38.1 million for the year ended June 30, 2012 compared to pre-tax income of $59.8 million for the prior year, a decrease of $21.7 million. On a constant currency basis, pre-tax income was $38.9 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to the positive impacts of increased operating margins of $11.7 million, and a non-cash valuation gain of $41.4 million on the legacy cross currency interest rate swaps, which were offset by an unrealized mark to market foreign exchange loss of $62.3 million related to our senior notes, reduced proceeds from litigation settlements of $4.0 million, increased interest expense of $3.6 million and increased corporate expenses of $1.9 million.

United States Retail

Total United States Retail revenues were $124.7 million for the year ended June 30, 2012 compared to $122.2 million for the year ended June 30, 2011, an increase of $2.5 million or 2.0%. From a product perspective, this increase is primarily related to increases of $3.2 million and $2.6 million in consumer lending and gold sales, respectively, partially offset by a decrease in check cashing fees of $4.1 million, due to decreases in the number of checks and the total value of checks cashed.

Operating margins in United States Retail were 26.5% for the year ended June 30, 2012, compared to 26.4% for the prior year period. This increase was primarily the result of percentage decreases in salaries and benefits and occupancy costs, partially offset by an increase in the provision for loan losses.

United States Retail pre-tax profit was $13.0 million for the year ended June 30, 2012 compared to $11.1 million for the prior year. The increase was primarily the result of a $5.8 million decrease in corporate expenses, partially offset by a $3.9 million provision for litigation settlements.

Other

Included in Other are DFS revenues of $12.1 million for the year ended June 30, 2012, compared to $21.6 million for the year ended June 30, 2011, a decrease of $9.5 million or 44.2%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Afghanistan and other countries, and the influx of competition that have re-entered the auto loan market with aggressive pricing options. We further enhanced our Internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for the DFS business. This plan includes expanding the business through DFS’ existing channels and introducing the business to other branches of the military and military-related organizations, as well as adding new lenders for certain of the loans originated by DFS.

We recorded a goodwill and other indefinite lived intangible asset impairment charge of approximately $27.7 million in the fourth quarter of the year ended June 30, 2012, based on the estimated fair value and book value of our DFS business. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. The non-cash charge is the result of our current expectations for future growth and profitability for the DFS business being lower than our previous estimates. The calculation of fair value was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The decline in our estimates is primarily due to continuing significant lending constraints by our third party bank that originates these loans, low market interest rates stemming from the ongoing low cost of capital that has attracted more aggressive competition, and the ongoing troop deployments that were not anticipated. We are currently having discussions with potential additional lending partners that would more competitively underwrite these loans.

Fiscal 2011 compared to Fiscal 2010

	Year Ended June 30,		% Increase/ Decrease Margin Change
	2010	2011
	(Dollars in thousands)
Europe revenues:
Consumer lending	$105,939	$196,884	85.8%
Check cashing	33,601	29,592	(11.9%)
Pawn service fees and sales	19,899	48,013	141.3%
Money transfer fees	6,184	8,127	31.4%
Gold sales	30,674	29,271	(4.6%)
Other	17,165	22,007	28.2%

Total Europe revenues	$213,462	$333,894	56.4%
Operating margin	35.6%	32.8%	(2.8pts. )
Canada revenues:
Consumer lending	$147,851	$170,667	15.4%
Check cashing	69,414	73,379	5.7%
Pawn service fees and sales	—	30	100.0%
Money transfer fees	16,439	19,203	16.8%
Gold sales	11,917	14,767	23.9%
Other	31,199	32,556	4.3%

Total Canada revenues	$276,820	$310,602	12.2%
Operating margin	48.8%	49.5%	0.7 pts.
United States Retail revenues:
Consumer lending	$65,675	$61,601	(6.2%)
Check cashing	46,459	41,083	(11.6%)
Money transfer fees	4,841	4,810	(0.6%)
Gold sales	427	2,499	485.2%
Other	10,352	12,219	18.0%

Total United States Retail revenues	$127,754	$122,212	(4.3%)
Operating margin	21.2%	26.4%	5.2 pts.
Other revenues:
Total Other revenues (included in other revenue)	15,245	21,659	42.1%
Operating margin	53.7%	53.9%	0.2 pts.

Total revenue	$633,281	$788,367	24.5%

Operating margin	$246,340	$307,194	24.7%

Operating margin %	38.9%	39.0%	0.1 pts.

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Year Ended June 30,
	Revenue		Pre-Tax Income
	2010	2011	2010		2011
Europe	33.7%	42.4%	59.7	%(1)	60.8	%(4)
Canada	43.7%	39.4%	60.6	%(2)	47.8	%(5)
United States Retail	20.2%	15.5%	4.3%		12.3%
Other	2.4%	2.7%	–24.6	%(3)	–20.9	%(6)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $8.0 million of unrealized foreign exchange losses.

(2)	Excludes $2.2 million of unrealized foreign exchange losses, and $12.9 million of losses on derivatives not designated as hedges and $22.6 million of provisions for litigation settlements.

(3)	Excludes $0.1 million of unrealized foreign exchange gains and $6.4 million of provisions for litigation settlements.

(4)	Excludes $2.0 million of unrealized foreign exchange losses.

(5)	Excludes $51.7 million of unrealized foreign exchange gains, and $39.3 million of losses on derivatives not designated as hedges and $3.9 million of proceeds from litigation settlements.

(6)	Excludes $2.7 million of unrealized foreign exchange losses and $0.2 million of provisions for litigation settlements.

Europe

Total revenues in Europe were $333.9 million for the year ended June 30, 2011, compared to $213.5 million for the year earlier period, an increase of $120.4 million or 56.4%. Sefina and MEM contributed $16.9 million and $30.0 million of revenue for the year ended June 30, 2011, respectively. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe have increased by $40.6 million, or 19.0%. Consumer lending and pawn service fees were up by $50.3 million and $3.7 million, respectively. The growth in consumer lending revenue reflects strong performance from the internet lending business and also the continued performance of the store-based business. Other revenues (gold sales, foreign exchange products and debit cards) decreased by $7.7 million primarily as a result of lower gold sales. As in the United States Retail and Canada business segments, check cashing revenues in Europe were impacted by the economic downturn and the gradual migration away from paper checks and decreased by approximately $5.7 million, or 17.0% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $87.2 million, or 63.6%, from $137.2 million for the year ended June 30, 2010 as compared to $224.4 million for the year ended June 30, 2011. On a constant currency basis and excluding new stores and acquisitions (including our December 31, 2010 acquisition of Sefina and April 1, 2011 acquisition of MEM), Europe’s operating expenses increased by $28.0 million or 20.4%. There was an increase of 5.2 pts relating to the provision for loan losses as a percentage of loan revenues primarily due to the mix of lending products including the Express Finance internet-based lending business acquired in April 2009 and MEM. On a constant currency basis, the rate for the year ended June 30, 2010 was 18.4% while for the year ended June 30, 2011, the rate increased to 23.6%. Additionally, salary and benefits costs, travel costs, professional fees and franchise and other taxes also increased. These increases were partially offset by decreased costs related to our purchased gold product. On a constant currency basis, the operating margin percentage in Europe decreased from 35.6% for the year ended June 30, 2010 to 32.7% for the year ended June 30, 2011 primarily due to the increase in the provision for loan losses noted above.

The pre-tax income in Europe was $53.3 million for the year ended June 30, 2011 compared to $32.8 million for the prior year, an increase of $20.5 million – on a constant currency basis, the increase was $19.7 million. Increased operating margins of $30.8 million and a reduced unrealized foreign exchange loss of $6.2 million were partially offset by increased interest expense of $3.5 million, increased net corporate expenses of $9.9 million, increased acquisition-related costs of $5.6 million and increased amortization of $3.0 million. The year ended June 30, 2010 also included a $4.7 million loss on extinguishment of debt related to the U.K. term loans which were substantially repaid in December 2009.

Canada

Total revenues in Canada were $310.6 million for the year ended June 30, 2011, an increase of 12.2%, or $33.8 million, as compared to the year ended June 30, 2010. The impact of foreign currency rates accounted for $15.9 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, revenues increased by $7.6 million. Consumer lending revenues in Canada increased by $10.1 million or 6.8% (on a constant currency basis and excluding new stores and acquisitions) for the year ended June 30, 2011 as compared to the prior year, reflecting new customer growth from renewed television advertising campaigns in that market. Check cashing revenues were down $3.5 million in Canada due to decreases in the number of checks and the total value of checks cashed, down by 3.8% and 3.2%, respectively (also on a constant currency basis and excluding new stores and acquisitions). The average face amount per check increased from $569.45 for the year ended June 30, 2010 to $573.30 for the year ended June 30, 2011, while the average fee per check increased by 0.1% for the year ended June 30, 2011 as compared to the year ended June 30, 2010.

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

Canada pre-tax income was $59.8 million for the year ended June 30, 2011 compared to $3.7 million for the prior year, an increase of $56.1 million. On a constant currency basis, pre-tax income was $56.8 million, or an increase of approximately $53.1 million. On a constant currency basis, the positive impacts of increased operating margins of $10.7 million, reduced provisions for litigation settlements of $26.4 million, increased foreign exchange gain of $51.1 million related to our senior notes and intercompany debt, were partially offset by increased interest expense of $13.9 million and an increased non-cash valuation loss of $24.3 million on the legacy cross currency interest rate swaps. The year ended June 30, 2010 also included a $3.6 million loss on extinguishment of debt related to our December 2009 refinancing efforts.

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

Other

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

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the year ended June 30, 2012, cash and cash equivalents increased $35.0 million, which is net of a $9.7 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Europe and Canada business units.

Consumer loans, net increased by $24.7 million to $186.6 million at June 30, 2012 from $161.9 million at June 30, 2011. Consumer loans, gross increased by $29.6 million and the related allowance for loan losses increased by $4.9 million. A significant factor for the increase in consolidated consumer loans balances is related to our acquisition of Risicum in July 2011, as well as an increase in internet loans in the United Kingdom. On a segment basis, the Europe business unit showed an increase in its consumer loans, gross balances of $27.4 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $32.9 million. As noted, the increase in the Europe consumer loans balances was primarily the result of the Risicum acquisition, with the remaining increase primarily due to the growth in internet loans in the United Kingdom. The Canadian business unit showed an increase in their consumer loans, gross balances of $2.4 million. On a constant currency basis, the Canadian business had an increase in consumer loans, gross balances of $4.6 million. The United States Retail business had a decrease of $0.3 million in its consumer loans, gross balances.

In constant dollars, the allowance for loan losses increased by $6.0 million and increased as a percentage of the outstanding principal balance to 9.8% at June 30, 2012 from 8.5% at June 30, 2011. The following factors impacted this area:

•

In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 11.9% at June 30, 2011 to 13.1% at June 30, 2012, primarily as a result of higher loss reserves applied to our legacy unsecured loan business, partially offset by lower loss reserves applied to the recently acquired Risicum consumer loan portfolio. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding has increased from 1.6% at June 30, 2011 to 2.2% at June 30, 2012.

•	The ratio of the allowance for loan losses related to United States Retail unsecured short-term consumer loans was 1.8% at both June 30, 2011 and June 30, 2012.

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

In fiscal 2012, we identified certain immaterial classification errors in our Consolidated Statements of Cash Flows. We have determined that in this Annual Report and in our future periodic reports we will correct these errors by reclassifying certain cash flows related to consumer loan and pawn lending activities from operating activities cash flows to investing activities cash flows, for the years ended June 30, 2010 and June 30, 2011, and the interim periods ended March 31, September 30, and December 31, 2011. These reclassifications increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting amount. We have also determined in the Annual Report and in our future periodic reports that we will correct an error related to acquisition installment payments by reclassifying the payments from investing activities cash flows to financing activities cash flows for the year ended June 30, 2011 and the interim periods ended March 31, 2011 and September 30, 2011. This reclassification decreased total cash used in investing activities and decreased net cash provided by investing activities for the year ended June 30, 2011, and the interim periods ended March 31, 2011 and September 30, 2011. These reclassifications do not change total cash, net income, or any other operating measure.

Net cash provided by operating activities was $135.0 million in fiscal 2010, $111.7 million in fiscal 2011 and $275.7 million in fiscal 2012. The increase in net cash provided by operations in 2012 compared to 2011 was primarily the result of the growth in revenue and operating margin, as well as reduced payments related to settled Canadian class action litigation.

Net cash used in investing activities was $232.7 million in fiscal 2010, $415.5 million in fiscal 2011 and $303.3 million in fiscal 2012. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2012 compared to 2011 was primarily the result of the MEM acquisition in April 2011, partially offset by the growth in our consumer lending and pawn lending portfolios.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. For fiscal 2010, we made capital expenditures of $29.4 million and acquisitions of $155.0 million compared to capital expenditures of $41.4 million and acquisitions of $279.3 million in fiscal 2011. During fiscal 2012, we made capital expenditures of $56.7 million and acquisitions of $87.1 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $50.0 million during our fiscal year ending June 30, 2013. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash provided by financing activities was $169.8 million in fiscal 2010, $184.5 million in fiscal 2011 and $72.3 million in fiscal 2012. The cash provided by financing activities during fiscal 2010 was primarily a result of $596.4 million in proceeds from the issuance of 10.375% Senior Notes due 2016, in part offset by a repayment of our legacy term debt in the amount of $369.2 million, $32.0 million for the repurchase of 2.875% Senior Convertible Notes due 2027 and payment of debt issuance costs of $19.9 million. The cash provided by financing activities during fiscal 2011 was primarily a result of $130.2 million of net cash proceeds from our April 2011 public offering of our common stock, as well as $66.0 million in borrowings under our new global revolving credit facility, in part offset by the payment of debt issuance costs of $5.0 million and contingent consideration and acquisition installment payments of $9.9 million.

The cash provided by financing activities during fiscal 2012 was primarily a result of the $230.0 million of proceeds from the issuance of 3.25% Senior Convertible Notes due 2017. We subsequently used $55.7 million of the net proceeds to retire the legacy cross-currency interest rate swap agreements, while a portion of the remaining $146.3 million of proceeds was used to pay down all outstanding borrowings on the senior secured credit facility, which was principally drawn to fund the MEM and Risicum acquisitions. In connection with the offering, we entered into convertible note hedge transactions with respect to our common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, resulting in a net cash outflow of $20.0 million. Additionally, during fiscal 2012 we had proceeds from the issuance of debt of $10.6 million, and proceeds from stock options exercises of $2.7 million, partially offset by contingent consideration and acquisition installment payments of $17.6 million and the payment of debt issuance costs of $9.2 million.

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

As of June 30, 2012, there was $22.0 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of June 30, 2012, we were in compliance with all such covenants.

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

On December 23, 2009, we and our lenders amended and restated the terms of the 2006 credit agreement. Pursuant to the terms of the amended and restated credit agreement, lenders representing approximately 90% of the revolving credit facilities and approximately 91% of the term loans agreed to the extension of the maturity of the revolving credit facilities and term loans to December 2014.

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

We used approximately $350.0 million of the net proceeds from our December 2009 offering of $600.0 million aggregate principal amount of our 10.375% Senior Notes due 2016 to repay substantially all of our outstanding obligations under the Canadian Term Facility and the U.K. Term Facility. On June 23, 2010, we used excess cash to repay the remaining balance of approximately $18.3 million of the Canadian Term Facility and the U.K. Term Facility. We repaid all then outstanding balances under the credit facility immediately prior to its termination on March 3, 2011 in connection with the execution of our new senior secured credit facility relating to our global revolving credit facility.

April 2012 Convertible Debt Offering    On April 16, 2012, we completed the offering of $230.0 million aggregate principal amount of senior convertible notes due 2017. The notes pay interest semi-annually at a rate of 3.25% per annum and are convertible at an initial conversion rate of 46.8962 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $21.32 per share. The notes are initially convertible into common stock beginning after June 30, 2012, depending on the closing price of our common stock. In connection with the offering, we entered into convertible note hedge transactions with respect to our common stock with affiliates of the initial purchasers of the notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the convertible notes to $26.45 per share. The notes mature on April 15, 2017.

Considering $8.0 million of convertible note transaction fees and $20.0 million of one-time net cash payments to enter into the convertible note hedge and warrant transactions, we received $202.0 million of net proceeds from the convertible note offering. We subsequently used $55.7 million of the net proceeds to retire the legacy cross-currency interest rate swap agreements, while a portion of the remaining $146.3 million of proceeds was used to pay down all outstanding borrowings on the senior secured credit facility, which was principally drawn to fund the MEM and Risicum acquisitions, with the residual amount being available for general corporate purposes.

Scandinavian Credit Facilities    As a result of our December 2010 acquisition of Sefina, we assumed borrowings under Sefina’s existing secured credit facilities in Sweden and Finland, consisting of two working capital facilities in Sweden of SEK 185 million and SEK 55 million and overdraft facilities in Sweden and Finland with commitments of up to SEK 85 million and EUR 17.5 million, respectively.

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a working capital facility with a commitment of up to EUR 10.75 million, of which EUR 8.3 million (approximately $10.6 million) was outstanding as of June 30, 2012, and a term loan facility of EUR 8.0 million ($10.1 million), all of which was drawn as of June 30, 2012. The Finnish working capital facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.93% at June 30, 2012). The Finnish term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (4.05% at June 30, 2012). The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of

SEK 240 million (approximately $34.7 million), all of which was drawn at June 30, 2012, and a revolving credit facility of SEK 125 million (approximately $18.1 million at June 30, 2012), of which SEK 50.0 million (approximately $7.2 million) was outstanding as of June 30, 2012. The Swedish term loan is due June 2016 and carries an interest rate of STIBOR plus 300 basis points (5.21% at June 30, 2012). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (4.21% at June 30, 2012). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

Other Debt Other debt consists of $8.3 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.8 million revolving loan and a $5.5 million term loan, all of which matures in September 2012.

Long-Term Debt    As of June 30, 2012, our long term debt consisted of the following: (i) $597.4 million of 10.375% senior notes due 2016, which we refer to as the 2016 notes, issued by our Canadian subsidiary, National Money Mart Company: (ii) $43.4 million of our 2.875% convertible notes due 2027, which we refer to as the 2027 notes; (iii) $97.5 million of our 3.00% convertible notes due 2028, which we refer to as the 2028 notes; (iv) $181.4 of our 3.25% convertible notes due 2017, which we refer to as the 2017 notes; and (iv) $62.6 million of borrowings under Sefina’s revolving credit facility and term loans.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2012, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years
Revolving credit facilities	$22.0	$22.0	$—	$—		$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0		—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	(1)	—
2.875% Senior Convertible Notes due 2027	44.8	—	—	—		44.8	(2)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—		120.0	(3)
Scandinavian credit facilities	62.6	—	17.8	44.8		—
Other Notes Payable	8.3	8.3	—	—		—
Obligations under Litigation Settlement Agreements Payable in Cash	13.8	13.8	—	—		—
Operating lease obligations(4)	278.1	56.3	92.5	63.3		66.0

Total contractual cash obligations(5)	$1,379.6	$100.4	$110.3	$938.1		$230.8

(1)	Holders have the right to require us to purchase all or a portion of the 2017 Notes on October 15, 2016 for a purchase price payable in cash equal to 100% of the principal amount outstanding.

(2)	Holders have the right to require us to purchase all or a portion of the 2027 Notes on December 31, 2012 for a purchase price payable in cash equal to 100% of the principal amount outstanding.

(3)	Holders have the right to require us to purchase all or a portion of the 2016 Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.

(4)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

(5)	Excluded from the table is approximately $4.1 million of estimated additional contingent acquisition payments that are dependent on the operating performance of Sefina.

We believe that, based on current levels of operations and anticipated improvements in operating results, cash flows from operations and borrowings available under our credit facilities will allow us to fund our short-term liquidity and capital expenditure requirements for the foreseeable future, build de novo stores and effectuate various acquisitions and service our obligations, other than potentially certain principal payments on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our short-term fixed expenses. We expect to meet our long-term liquidity requirements, including our scheduled debt maturities, through cash from operations, borrowings under our credit facilities, refinancing our secured and unsecured indebtedness and potentially from the issuance of equity securities.

Seasonality

Our business is seasonal due to the impact of several tax-related services, primarily in North America, including cashing tax refund checks, making electronic tax filings and processing applications of refund anticipation loans. Historically, we have generally experienced our highest revenues and earnings during our third fiscal quarter ending March 31, when revenues from these tax-related services peak. Due to the seasonality of our business, results of operations for any fiscal quarter are not necessarily indicative of the results of operations that may be achieved for the full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011 — 12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011 — 05 (“ASU 2011 — 12”). ASU 2011 — 12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We do not anticipate that the adoption of ASU 2011-05 or ASU 2011-12 will have a material effect on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under generally accepted accounting principles (“GAAP”), is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for us for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate that the adoption of ASU 2011-08 will have a material effect on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates, currency translation exchange rates and gold prices. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $92.9 million at June 30, 2012 and $142.3 million at June 30, 2011. If prevailing interest rates (e.g. LIBOR) were to increase by 100 basis points over the rates at June 30, 2012, and the variable rate borrowings remained constant, our interest expense would increase by $0.9 million.

With the repayment of our legacy variable rate term credit facilities during fiscal 2010 with the proceeds of a fixed rate bond issuance without termination of our Canadian cross currency swaps hedging the debt and until the retirement of those swap arrangements in April 2012, we were exposed to adverse changes in interest rates through the swap that had an impact on our future consolidated statement of financial position. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements and entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate that the new swaps will eliminate the non-cash mark to market volatility that had historically been impacting our results of operations as a result of the previous ineffective swap agreements. These swaps also include a fixed-to-fixed interest rate component, thus eliminating our exposure to changes in interest rates for these notes (see the section entitled “Cross Currency Interest Rate Swaps” below).

Foreign Currency Exchange Rate Risk

Foreign Currency Derivatives

We have a number of debt instruments with both variable and fixed interest rates and derivatives intended to hedge a portion of those fixed debt instruments. Our indirect wholly owned Canadian subsidiary, National Money Mart Company, holds $600.0 million senior unsecured 10.375% fixed interest rate notes. Because this debt is denominated in U.S. dollars, National Money Mart Company is required under generally accepted accounting principles to mark to market this debt into Canadian dollars and record a foreign exchange gain or loss through the statement of operations. On April 27, 2012, National Money Mart Company entered into cross currency interest rate swaps that synthetically convert the entire $600.0 million U.S. Dollar-denominated debt into Canadian Dollars with a notional amount of CAD 592.2 million at a Canadian fixed interest rate of 12.445%. These new cross-currency interest rate swaps were designated as cash flow hedges of interest payments and the change in value of principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because the derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense for the interest component and in unrealized foreign exchange loss (gain) as an offset to the re-measurement of the foreign loan balances. If any of the counterparty banks associated with the cross-currency interest rate swaps were to default on their obligations, we would be exposed to mark-to-market risk on the U.S. dollar denominated debt held by National Money Mart Company. Assuming all of the counterparty banks were to default on the swap contracts and therefore unable to perform under the terms of the contract, the mark-to-market revaluation of the unsecured senior debt would be recorded through the statement of operations without an equal and opposite change in value of the foreign exchange portion of the swap.

We also are exposed to Canadian foreign currency risk due to our operations in Canada, as our net earnings of those operations are translated to US currency at the average exchange rate for the reporting period. Changes in exchange rates impact the US Dollar equivalent amounts reported in our financial statements.

Hypothetically, a 10% change in the USD/CAD exchange rate would affect pre-tax income by $3.4 million.

On April 20, 2012, our wholly-owned, indirect, United Kingdom subsidiary, Dollar Financial U.K. Ltd., entered into cross-currency interest rate swaps to hedge currency exchange risk related to a U.S. dollar denominated intercompany loan of $200.0 million from DFC Global Corp. If any of the counter-party banks associated with the cross-currency interest rate swaps were to default on their obligations we would be exposed to mark-to-market risk on the U.S. Dollar denominated debt held by Dollar Financial U.K. Ltd. Assuming all of the counter-party banks were to default on the swap contracts and therefore unable to perform under the terms of the contract, the mark-to-market revaluations of the US Dollar denominated loan would be recorded through the statement of operations.

We also are exposed to UK foreign currency risk due to our operations in the United Kingdom, as our net earnings of those operations are translated to US currency at the average exchange rate for the reporting period. Changes in exchange rates impact the US equivalent amounts reported in our financial statements.

Hypothetically, a 10% change in the USD/GBP exchange rate would affect pre-tax income by $7.4 million.

Fair Value Measurements

We currently use cross-currency interest rate swaps to manage our interest rate and foreign exchange risk and a gold collar to manage our exposure to the variability of gold prices related to anticipated unredeemed pawn gold products in the United Kingdom. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivatives including the period to maturity and uses observable market-based inputs, including interest curves, foreign exchange rates, gold forward curves and implied volatilities.

Fair Value of fixed interest rate debt instruments

We currently hold a number of fixed debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operation because they are held at historical cost. Generally for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, generally the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of June 30, 2012 and 2011, the estimated fair value of our fixed rate debt instruments are as follows ($ in millions):

	June 30, 2012	June 30, 2011
$600.0 aggregate principal amount of 10.375% Senior Notes	$661.5	$658.5
$44.8 aggregate principal amount of 2.875% Senior Convertible Notes	46.7	42.1
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	138.0	154.5
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	247.5	—

	$1,093.7	$855.1

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

On December 23, 2009, we used a portion of the net proceeds of our $600 million Senior Note Offering to prepay $350 million of the then outstanding $368.6 million term loans, and subsequently paid the remaining $18.6 million balance in cash. As a result, we discontinued prospectively hedge accounting on our Canadian cross-currency swaps. In accordance with the provisions of FASB Codification Topic Derivatives and Hedging, we will continue to report the net gain or loss related to the discontinued cash flow hedges in other comprehensive income and will subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings.

On a quarterly basis, the cross-currency interest rate swap agreements called for the exchange of 0.25% of the original notional amounts without giving effect to the $350 million prepayment. Upon maturity, these cross-currency interest rate swap agreements called for the exchange of the remaining notional amounts. Prior to December 23, 2009, these derivative contracts were designated as cash flow hedges for accounting purposes. Because these derivatives were designated as cash flow hedges, we recorded the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings. Subsequent to December 23, 2009, the swaps were no longer designated as hedges therefore we recorded foreign exchange re-measurement gains and losses related to the term loans and also recorded the changes in fair value of the cross-currency swaps each period in loss/gain on derivatives not designated as hedges in our consolidated statements of operations. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2011 was a liability of $73.8 million, and is included in fair value of derivatives on the balance sheet. During the year ended June 30, 2011 we recorded $39.3 million charges in the statement of operations related to the changes in fair value of these non-designated swaps. During the year ended June 30, 2012, prior to the termination of these cross-currency swaps, we recorded gains of $2.9 million related to the changes in fair value of these non-designated swaps.

On January 14, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 184.0 million to which our Canadian operating subsidiary, National Money Mart Company, was a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment eliminated financial covenants and allowed the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elected to terminate our revolving credit facility prior to the maturity of the swap in October 2012. On February 8, 2010, we entered into an amendment to the ISDA Master Agreement governing the outstanding cross-currency interest rate swap relating to a notional amount of CAD 145.7 million to which National Money Mart Company was a party to hedge its variable-rate Canadian term loans denominated in U.S. dollars. The amendment included financial covenants identical to those in our amended credit facility and allowed the underlying swap to remain outstanding (with a similar collateral package in place) in the event that we elected to terminate our revolving credit facility prior to the maturity of the swap in October 2012. We agreed to pay a higher rate on both of the interest rate swaps in order to secure these amendments.

On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of our previously retired term bank loans. Hedge accounting was discontinued for the legacy swaps when the bank debt they were purchased to hedge was paid off with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by the our Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of the swaps, we had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term loans.

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2012 is a liability of $11.2 million, and is included in fair value of derivatives on the balance sheet.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2012, our subsidiary in the United Kingdom had five outstanding gold collars with a notional amount of 5,800 ounces of gold bullion.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2012. Their report is included herein.

In accordance with SEC rules, management excluded Risicum Oyj (Risicum) and Super Efectivo S.L. (Super Efectivo) from its evaluation of internal controls over financial reporting due to the timing of the acquisitions. Risicum and Super Efectivo accounted for 14.6% and 0.4% of net income, respectively, and 3.0% and 0.6% of consolidated total assets of the Company for the year ended June 30, 2012, respectively.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood
Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer August 29, 2012	Executive Vice President and Chief Financial Officer
August 29, 2012

/s/ William M. Athas
William M. Athas
Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller
August 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DFC Global Corp.

We have audited DFC Global Corp.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DFC Global Corp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As set forth on Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Risicum Oyj (Risicum) and Super Efectivo S.L. (Super Efectivo) due to the timing of the acquisitions. Risicum and Super Efectivo accounted for 14.6% and 0.4% of net income, respectively, and 3.0% and 0.6% of consolidated total assets of the Company for the year ended June 30, 2012, respectively. Our audit of internal control over financial reporting of DFC Global Corp. also did not include an evaluation of internal control over financial reporting Risicum or Super Efectivo.

In our opinion, DFC Global Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DFC Global Corp. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of DFC Global Corp. and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

August 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DFC Global Corp.

We have audited the accompanying consolidated balance sheets of DFC Global Corp. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DFC Global Corp. at June 30, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DFC Global Corp.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

August 29, 2012

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DFC GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2011	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$189.0	$224.0
Consumer loans, net:
Consumer loans	176.8	206.4
Less: Allowance for consumer loan losses	(14.9)	(19.8)

Consumer loans, net	161.9	186.6
Pawn loans	136.2	153.9
Loans in default, net of an allowance of $37.7 and $55.9	13.8	29.6
Other receivables	31.6	34.0
Prepaid expenses and other current assets	38.5	49.8
Current deferred tax asset, net of valuation allowance of $2.7 and $5.4	—	0.2

Total current assets	571.0	678.1
Deferred tax asset, net of valuation allowance of $85.6 and $79.3	21.3	21.8
Property and equipment, net of accumulated depreciation of $148.5 and $165.7	98.2	120.6
Goodwill and other intangibles	932.0	902.8
Debt issuance costs, net of accumulated amortization of $7.8 and $12.6	21.0	22.2
Other	18.0	21.0

Total Assets	$1,661.5	$1,766.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61.1	$52.1
Income taxes payable	13.7	15.7
Accrued expenses and other liabilities	98.4	99.9
Debt due within one year	95.7	30.3

Total current liabilities	268.9	198.0
Fair value of derivatives	73.9	11.2
Long-term deferred tax liability	56.2	62.3
Long-term debt	775.2	982.3
Other non-current liabilities	64.4	52.5
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,743,941 shares and 43,243,445 shares issued and outstanding at June 30, 2011 and June 30, 2012, respectively	—	—
Additional paid-in capital	469.1	491.5
Accumulated deficit	(53.2)	(0.8)
Accumulated other comprehensive income (expense)	7.5	(29.4)

Total DFC Global Corp. stockholders’ equity	423.4	461.3
Non-controlling interest	(0.5)	(1.1)

Total stockholders’ equity	422.9	460.2

Total Liabilities and Stockholders’ Equity	$1,661.5	$1,766.5

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Year Ended June 30,
	2010	2011	2012
Revenues:
Consumer lending	$319.5	$429.2	$645.9
Check cashing	149.5	144.1	138.7
Pawn service fees and sales	19.9	48.0	80.9
Money transfer fees	27.5	32.1	38.4
Gold sales	43.0	46.5	70.9
Other	73.9	88.5	86.9

Total revenues	633.3	788.4	1,061.7

Operating expenses:
Salaries and benefits	154.0	179.9	221.4
Provision for loan losses	45.9	73.6	131.5
Occupancy	43.3	51.0	61.7
Purchased gold costs	30.4	31.0	56.9
Advertising	16.7	27.1	49.6
Depreciation	14.3	16.8	22.1
Maintenance and repairs	11.9	14.5	16.7
Bank charges and armored carrier service	13.9	16.6	21.2
Returned checks, net and cash shortages	9.0	7.7	8.9
Other	47.6	63.0	84.4

Total operating expenses	387.0	481.2	674.4

Operating margin	246.3	307.2	387.3

Corporate and other expenses:
Corporate expenses	86.8	104.1	120.0
Other depreciation and amortization	7.3	14.6	26.3
Interest expense, net	68.9	90.8	102.8
Loss on extinguishment of debt	9.5	—	—
Goodwill and other intangible asset impairment	—	—	27.7
Unrealized foreign exchange loss (gain)	10.1	(47.0)	11.5
Loss (gain) on derivatives not designated as hedges	12.9	39.3	(2.9)
Provision for (proceeds from) litigation settlements	29.1	(3.7)	4.1
Loss on store closings	3.3	0.9	0.9
Other expense, net	2.2	5.8	1.3

Income before income taxes	16.2	102.4	95.6
Income tax provision	22.2	38.7	43.8

Net (loss) income	$(6.0)	$63.7	$51.8
Less: Net loss attributable to non-controlling interests	(0.3)	(0.5)	(0.6)

Net (loss) income attributable to DFC Global Corp.	$(5.7)	$64.2	$52.4

Net (loss) income per share attributable to DFC Global Corp.:
Basic	$(0.16)	$1.69	$1.20
Diluted	$(0.16)	$1.62	$1.16
Weighted average shares outstanding:
Basic	36,159,848	38,005,387	43,827,333
Diluted	36,159,848	39,758,551	45,232,243

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2009	36,154,952	$—	$311.3	$(111.7)	$0.3	$8.1	$208.0
Comprehensive income (loss)
Foreign currency translation						(7.8)	(7.8)
Cash flow hedges						2.4	2.4
Net loss				(5.7)			(5.7)

Total comprehensive loss							(11.1)
Restricted stock grants	346,626
Stock options exercised	132,762		1.5				1.5
Vested portion of granted restricted stock and restricted stock units			2.8				2.8
Retirement of common stock	(94,677)
Other stock compensation			3.0				3.0
Debt discount			32.9		(0.3)		32.6
Retirement of debt discount			(20.4)				(20.4)

Balance, June 30, 2010	36,539,663	$—	$331.1	$(117.4)	$—	$2.7	$216.4

Comprehensive income (loss)
Foreign currency translation						(0.1)	(0.1)
Cash flow hedges						4.9	4.9
Net income				64.2			64.2

Total comprehensive loss							69.0
Issuance of common stock	6,672,142		130.2				130.2
Restricted stock grants	378,819
Stock options exercised	320,498		3.2				3.2
Vested portion of granted restricted stock and restricted stock units			1.9				1.9
Retirement of common stock	(167,181)
Other stock compensation			2.7				2.7
Net loss attributable to non-controlling interest					(0.5)		(0.5)

Balance, June 30, 2011	43,743,941	$—	$469.1	$(53.2)	$(0.5)	$7.5	$422.9

Comprehensive income (loss)
Foreign currency translation						(17.2)	(17.2)
Cash flow hedges						(19.7)	(19.7)
Net income				52.4			52.4

Total comprehensive income							15.5
Restricted stock grants	451,318
Stock options exercised	238,553		2.7				2.7
Vested portion of granted restricted stock and restricted stock units			3.0				3.0
Repurchase of DFC shares	(992,000)		(15.9)				(15.9)
Retirement of common stock	(198,367)
Other stock compensation			4.3				4.3
Debt discount, net of issuance costs			48.3				48.3
Issuance of warrants			30.3				30.3
Purchase of call spread option			(50.3)				(50.3)
Net loss attributable to non-controlling interest					(0.6)		(0.6)

Balance, June 30, 2012	43,243,445	$—	$491.5	$(0.8)	$(1.1)	$(29.4)	$460.2

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended June 30,
	2010	2011	2012
Cash flows from operating activities:
Net (loss) income	$(6.0)	$63.7	$51.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25.0	35.5	53.6
Loss on extinguishment of debt	9.5	—	—
Goodwill and other intangible asset impairment	—	—	27.7
Change in fair value of derivatives not designated as hedges	3.6	20.7	(17.7)
Provision for loan losses	45.9	73.6	131.5
Non-cash stock compensation	5.8	4.6	7.2
Loss on disposal of fixed assets	1.2	0.1	0.8
Unrealized foreign exchange loss (gain)	9.9	(47.4)	11.5
Deferred tax provision	1.5	16.8	10.4
Accretion of debt discount and deferred issuance costs	13.4	15.3	17.9
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(1.4)	(5.6)	(5.5)
Increase in finance and service charges receivable	(11.3)	(17.3)	(18.0)
Increase in other receivables	(3.3)	(6.1)	(1.1)
Increase in prepaid expenses and other	(6.0)	(6.5)	(12.2)
Provision for litigation settlements	24.6	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	22.6	(35.7)	17.8

Net cash provided by operating activities	135.0	111.7	275.7
Cash flows from investing activities:
Net increase in consumer loans	(48.6)	(77.7)	(141.9)
Originations of pawn loans	(38.1)	(115.8)	(279.7)
Repayment of pawn loans	38.4	98.7	262.1
Acquisitions, net of cash acquired	(155.0)	(279.3)	(87.1)
Additions to property and equipment	(29.4)	(41.4)	(56.7)

Net cash used in investing activities	(232.7)	(415.5)	(303.3)
Cash flows from financing activities:
Proceeds from the issuance of 10.375% senior notes due 2016	596.4	—	—
Proceeds from the exercise of stock options	1.5	3.2	2.7
Proceeds from offering of common stock, net	—	130.2	—
Proceeds from issuance of convertible debt	—	—	230.0
Proceeds from issuance of debt	—	—	10.6
Net increase (decrease) in revolving credit facilities	—	66.0	(52.6)
Termination of cross currency swaps	—	—	(55.7)
Proceeds from issuance of warrants	—	—	30.3
Purchase of call spread option	—	—	(50.3)
Repurchase of DFC stock	—	—	(15.9)
Repayment of term loan notes	(369.2)	—	—
Other debt payments	(7.0)	—	—
Purchase of 2.875% Senior Convertible Notes due 2011	(32.0)	—	—
Payment of contingent consideration and acquisition installment payments	—	(9.9)	(17.6)
Payment of debt issuance and other costs	(19.9)	(5.0)	(9.2)

Net cash provided by financing activities	169.8	184.5	72.3
Effect of exchange rate changes on cash and cash equivalents	9.6	17.0	(9.7)

Net increase (decrease) in cash and cash equivalents	81.7	(102.3)	35.0
Cash and cash equivalents at beginning of period	209.6	291.3	189.0

Cash and cash equivalents at end of period	$291.3	$189.0	$224.0

Supplemental disclosures of cash flow information:
Interest paid	$48.3	$90.4	$92.2
Income taxes paid	$22.9	$25.1	$29.3

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of DFC Global Corp. and its wholly-owned subsidiaries (collectively, the “Company” or “DFC”). DFC Global Corp. is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC Global Corp. consist primarily of its investment in DFG. DFC Global Corp. has no employees or operating activities.

DFC Global Corp. is a Delaware corporation formed in 1990. Prior to August 2011, our corporate name was “Dollar Financial Corp.”. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,399 locations (of which 1,345 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM , Super Efectivo® and MoneyNow!® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based unsecured short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, and Finland, Sweden and Poland primarily under the Risicum® and OK Money® brand names. The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. Through its Dealers’ Financial Services, (“DFS”) subsidiary, the Company also provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced primarily under an agreement with a major third-party national bank based in the United States.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, loss reserves, valuation allowance for deferred income taxes, litigation reserves and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications and Immaterial Corrections to Previous Periods

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity.

During 2012, the Company identified certain immaterial classification errors in its Consolidated Statements of Cash Flows. The Company has corrected these errors by reclassifying certain cash flows related to consumer loan and pawn lending activities from operating activities cash flows to investing activities cash flows for the years ended June 30, 2010 and June 30, 2011. These reclassifications increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting amount. During 2012, the

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

Company also identified an immaterial reclassification error in its Consolidated Statement of Cash Flows for the year ended June 30, 2011 related to the classification of acquisition installment payments. This reclassification decreased total cash used in investing activities and decreased net cash provided by investing activities for the year ended June 30, 2011. The reclassifications did not change total cash, net income, or any other operating measure.

The following table reflects a summary of the reclassifications to the Company’s historical financial statements for the years ended June 30, 2010 and 2011 (in millions):

			2010	2011
Net cash provided by operating activities, as originally reported			$86.7	$16.9
Adjustments
Decrease in changes in other receivables	a	)	63.4	115.8
Adjustments to prepaid expenses and other	b	)	(2.4)	1.9
Increase in pawn loan fees and service charges receivable	c	)	(1.4)	(5.6)
Increase in finance and service charges receivable	c	)	(11.3)	(17.3)

Total adjustments to cash provided by operating activities			48.3	94.8

Net cash provided by operating activities, as adjusted			$135.0	$111.7

Net cash used in investing activities, as originally reported			$(184.4)	$(330.6)
Adjustments
Net increase in consumer loans	a	)	(48.6)	(77.7)
Originations of pawn loans	a	)	(38.1)	(115.8)
Repayment of pawn loans	a	)	38.4	98.7
Payment of acquisition installment payment	d	)	—	9.9

Total adjustments to net cash used in investing activities			(48.3)	(84.9)

Net cash used in investing activities, as adjusted			$(232.7)	$(415.5)

Net cash provided by financing activities, as originally reported			$169.8	$194.4
Adjustments
Payment of acquisition installment payment	d	)	—	(9.9)

Net cash provided by financing activities, as adjusted			$169.8	$184.5

Net (decrease) increase in cash and cash equivalents, as reported			81.7	(102.3)
Net (decrease) increase in cash and cash equivalents, as adjusted			81.7	(102.3)

a)	To reflect the breakout of the change in loan receivables between, for pawn loans, the increase in principal lent and payments received, and, for single payment consumer loans, the net increase in loan receivables, which has been reclassed to investing activities, and the net (increase) / decrease in accrued income receivable, which has been separately reported as an operating activity

b)	To reflect the change in forfeited pawn inventory that had previously been presented within changes in loan receivables

c)	To reflect the reclass between change in loans and other receivables to “increase in interest and fees receivable on pawn loans” and “increase in interest and fees on consumer loans, and loans in default”

d)	To reflect the reclass of acquisition installment payments previously included in Acquisitions, net of cash acquired, in net cash used in investing activities to net cash provided by financing activities

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

During the year-end financial close process of fiscal 2012, the Company identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of its DFS subsidiary in fiscal 2010. The Company also identified a prior period error related to the depreciation of certain fixed assets of its Canadian subsidiary. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, and an understatement of the income tax provision in the Consolidated Statement of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were likewise understated in the Consolidated Balance Sheets for prior periods. These errors impacted periods beginning with the fiscal year ended June 30, 2007 and subsequent periods through March 31, 2012. The Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. However, in accordance with the aforementioned ASC Topics, the Company is restating its Consolidated Financial Statements for the prior periods impacted.

In order to correct these misstatements, the Company has reduced opening retained earnings as of June 30, 2009 by $1.1 million, increased fiscal 2010 net loss attributable to DFC Global Corp. by $0.8 million, and reduced the fiscal 2011 net income attributable to DFC Global Corp. by $1.8 million. The correction of these misstatements also resulted in a $1.6 million reduction in Property and equipment, net, a $0.4 million increase in Other receivables, a $2.4 million increase in Long-term deferred tax liability, a $3.5 million increase in Accumulated Deficit, and a $0.1 million decrease in Accumulated other comprehensive income in the Consolidated Balance Sheet as of June 30, 2011. The correction of these misstatements also resulted in an increase of $0.02 in net loss per share basic and diluted for the fiscal year ended June 30, 2010, and a $0.04 reduction in net income per share basic and diluted, for the fiscal year ended June 30, 2011. The Segment Information provided in Note 19 and the Unaudited Quarterly Operating Results presented in Note 21 have also been restated to reflect these corrections.

Revenue Recognition

With respect to company-operated stores, revenues from the Company’s check cashing, money order sales, money transfer and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

For short-term unsecured consumer loans, which generally have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s allowance policy regarding these loans is summarized below in “Consumer Loan Loss Reserves Policy.”

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and Poland and at the Company’s pawn shops in the United Kingdom, Sweden and Finland. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. Pawn revenues are recognized using the interest method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

Consumer Loans, Net

Unsecured short-term and longer-term installment loans that the Company originates are reflected on the balance sheet in consumer loans receivable, net. Consumer loans, net are reported net of a reserve as described below in “Consumer Loan Loss Reserves Policy”.

Loans in Default

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provision in the period that the loan is placed in default status. The reserve is reviewed monthly and any change to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provision. If the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off.

Consumer Loan Loss Reserves Policy

The Company maintains a loan loss allowance for anticipated losses for consumer loans. To estimate the appropriate level of loan loss reserves, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company’s current loan loss allowance is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans that the Company makes directly. As these conditions change, the Company may need to make additional allowances in future periods.

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

The Company typically does not maintain a loan loss reserve for potential future losses on pawn loans. Pawn lawns are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with ASC 350, goodwill is assigned to reporting units, which the Company has determined to be United States Retail, Canada, DFS, the United Kingdom, Sefina, MEM and Poland. The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are aggregated into one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and Sefina and MEM trade names, which are deemed to have indefinite useful lifes and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

Operating Expenses

The direct costs incurred in operating the Company’s business have been classified as operating expenses. Operating expenses include salaries and benefits of store and regional employees, provisions for loan losses, rent and other occupancy costs, purchased gold costs, depreciation of property and equipment used to operate our business, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, maintenance and repairs and other costs incurred by the stores. Excluded from operating expenses are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs. Also excluded from operating expenses are acquisition-related costs, which are recorded in Other expense, net in the consolidated statements of operations.

Check Cashing Returned Item Policy

The Company charges operating expense for losses on returned checks during the period in which such checks are returned. Recoveries on returned checks are credited to operating expense in the period during which recovery is made. This direct method for recording returned check losses and recoveries eliminates the need for an allowance for returned checks.

Income Taxes

The Company accounts for uncertainty in income taxes pursuant to Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $16.7 million, $27.1 million and $49.6 million for the three years ended June 30, 2010, 2011 and 2012, respectively.

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

As required by the Derivative and Hedging Topic of the FASB Codification, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 12 for further information regarding the Company’s derivatives, including the required disclosures noted above.

Foreign Currency Translation and Transactions

The Company operates financial service outlets in the United Kingdom, Canada, Sweden, Finland, Poland, Spain and the Republic of Ireland. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with GAAP. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions excluding the revaluation of non-functional currency denominated debt are included in other expense (income), net. Gains or losses resulting from the revaluation of non-functional currency denominated debt are included in unrealized foreign exchange gain (loss).

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

On December 14, 2011, the Company announced that its Board of Directors had approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. In May 2012, the Company repurchased 992,000 shares of its outstanding common stock for an aggregate price of $15.9 million.

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

	Year Ended June 30,
	2010	2011	2012
Net (loss) income attributable to DFC Global Corp.	$(5.7)	$64.2	$52.4
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	36.2	38.0	43.8
Effect of dilutive stock options(2)	—	1.1	1.0
Effect of unvested restricted stock and restricted stock unit grants(2)	—	0.4	0.2
Dilutive effect of convertible debt	—	0.3	0.2

Weighted average number of shares of common stock outstanding — diluted	36.2	39.8	45.2

(1)	Excludes 0.2 and 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of June 30, 2010 and 2011, respectively. The dilutive effect of restricted stock and restricted stock units is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to net loss during fiscal 2010, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company does not anticipate that the adoption of ASU 2011-05 or ASU 2011-12 will have a material effect on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under generally accepted accounting principles (“GAAP”), is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for the Company for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its financial position or results of operations.

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

In fiscal 2012, the Company recorded a non-cash goodwill and other intangible assets impairment charge of $27.7 million related to its DFS business unit.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan

The DFC Global Corp. 2005 Stock Incentive Plan (the “2005 Plan”) states that 2,578,043 shares of the Company’s common stock may be awarded to employees or consultants of the Company. The awards may be issued at the discretion of the Company’s Board of Directors as nonqualified stock options, incentive stock options or restricted stock awards. The number of shares issued under the 2005 Plan is subject to adjustment as specified in the 2005 Plan provisions. No options may be granted under the 2005 Plan after January 24, 2015.

On November 15, 2007, the Company’s stockholders adopted the DFC Global Corp. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards and performance awards (collectively, the “Awards”) to non-employee members of the Company’s Board of Directors and officers, employees, independent consultants and contractors of the Company and any subsidiary of the Company. On November 11, 2010, the Company’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000; provided, however, that 1.67 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by the Company to the award recipient. The shares that may be issued under the 2007 Plan may be authorized, but unissued or reacquired shares of the Company’s common stock. No grantee may receive an Award relating to more than 750,000 shares in the aggregate per fiscal year under the 2007 Plan.

Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date no stock appreciation rights have been granted.

Compensation expense, net of the related tax benefit related to share-based compensation included in the statement of operations for the twelve months ended June 30, 2010, 2011 and 2012 was $4.9 million, $5.0 million and $6.8 million, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

The following table presents information on stock options:

		Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
				($ in millions)
Options outstanding at June 30, 2009
(1,367,434 shares exercisable)	2,362,775	$9.71
Granted	734,436	$12.00
Exercised	(132,772)	$10.98
Forfeited	(56,421)	$10.12

Options outstanding at June 30, 2010
(1,798,522 shares exercisable)	2,908,018	$10.22
Granted	299,158	$19.56
Exercised	(320,694)	$9.91
Forfeited	(114,037)	$9.85

Options outstanding at June 30, 2011
(2,044,088 shares exercisable)	2,772,445	$11.28
Granted	750,213	$19.65
Exercised	(238,553)	$11.16
Forfeited	(27,562)	$17.01

Options outstanding at June 30, 2012	3,256,543	$13.17	6.5	$19.0

Exercisable at June 30, 2012	2,379,644	$11.10	5.5	$18.0

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised for the years ended June 30, 2010, 2011 and 2012 was $0.7 million, $3.6 million and $2.3 million, respectively. As of June 30, 2012, the total unrecognized compensation to be recognized over an estimated weighted-average period of 2.4 years related to stock options is expected to be $5.9 million. Compensation expense is recorded ratably over the requisite service period. Cash received from stock options exercised for the twelve months ended June 30, 2011 and 2012 was $3.2 million and $2.7 million, respectively.

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2010, 2011 and 2012:

	Year Ended June 30,
	2009	2011	2012
Expected volatility	53.9%	51.4%	50.6%
Expected life (years)	5.9	5.7	5.8
Risk-free interest rate	2.97%	2.08%	1.31%
Expected dividends	None	None	None
Weighted average fair value	$6.35	$9.66	$9.41

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plan (continued)

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

Information concerning restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Price
Outstanding at June 30, 2009	158,188	$7.35
Granted	47,849	$15.24
Vested	(55,193)	$7.89

Outstanding at June 30, 2010	150,844	$9.66
Vested	(70,568)	$9.47

Outstanding at June 30, 2011	80,276	$9.82
Vested	(64,326)	$8.48

Outstanding at June 30, 2012	15,950	$15.24

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

Information concerning restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant
Outstanding at June 30, 2009	620,937	$7.50
Granted	721,338	$11.85
Vested	(399,690)	$9.47
Forfeited	(33,559)	$10.41

Outstanding at June 30, 2010	909,026	$9.98
Granted	312,190	$19.77
Vested	(415,004)	$10.65
Forfeited	(89,239)	$10.79

Outstanding at June 30, 2011	716,973	$13.75
Granted	524,047	$19.00
Vested	(486,415)	$12.45
Forfeited	(27,394)	$16.90

Outstanding at June 30, 2012	727,211	$18.29

As of June 30, 2012, there was $13.5 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during twelve months ended June 30, 2010, 2011 and 2012 was $4.2 million $5.1 million and $6.6 million, respectively.

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

Total contributions charged to expense were $1.3 million, $1.8 million and $2.8 million for the years ended June 30, 2010, 2011 and 2012, respectively.

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

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal years 2010, 2011 or 2012.

Compensation expense related to discretionary contributions was $0.3 million for the year ended June 30, 2010. There was no compensation expense related to discretionary contributions for the years ended June 30, 2011 and 2012.

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

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2011

	Retail-based Consumer Loans,		Internet-based Consumer Loans,		Pawn Loans
	Gross	Allowance	Gross	Allowance
Performing	$117.7	$8.0	$59.1	$6.9	$136.2
Non-performing	41.3	31.6	10.2	6.1	—

	$159.0	$39.6	$69.3	$13.0	$136.2

As of June 30, 2012

	Retail-based Consumer Loans,		Internet-based Consumer Loans,		Pawn Loans
	Gross	Allowance	Gross	Allowance
Performing	$117.6	$10.3	$88.8	$9.5	$153.9
Non-performing	49.4	36.4	36.1	19.5	—

	$167.0	$46.7	$124.9	$29.0	$153.9

The following presents the aging of the Company’s past due loans receivable as of June 30, 2011 and 2012:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2011

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$11.9	$6.3	$5.2	$24.8	$48.2	$110.8	$159.0	$1.9
Internet-based Consumer Loans	5.3	3.4	1.4	0.1	10.2	59.1	69.3	—
Pawn Loans	—	—	—	—	—	136.2	136.2	—

Total	$17.2	$9.7	$6.6	$24.9	$58.4	$306.1	$364.5	$1.9

As of June 30, 2012

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$14.8	$8.7	$5.7	$28.2	$57.4	$109.7	$167.1	$1.9
Internet-based Consumer Loans	10.9	6.7	6.0	12.5	36.1	88.7	124.8	—
Pawn Loans	—	—	—	—	—	153.9	153.9	—

Total	$25.7	$15.4	$11.7	$40.7	$93.5	$352.3	$445.8	$1.9

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Receivables (continued)

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2011 and 2012:

Loans Receivable on Nonaccrual Status

(in millions)

As of June 30, 2011

Retail-based Consumer Loans	$41.3
Internet-based Consumer Loans	10.2
Pawn Loans	—

Total	$51.5

As of June 30, 2012

Retail-based Consumer Loans	$49.4
Internet-based Consumer Loans	36.1
Pawn Loans	—

Total	$85.5

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Year Ended June 30,
	2011	2012
Allowance for Consumer Loan Losses:
Beginning Balance	$32.2	$52.6
Provision for loan losses	73.6	131.5
Charge-offs	(72.9)	(133.9)
Recoveries	16.0	29.9
Effect of foreign currency translation	3.7	(4.4)

Ending Balance	$52.6	$75.7

7.	Property and Equipment and Supplementary Financial Information

Property and equipment at June 30, 2011 and 2012 consist of (in millions):

	June 30,
	2011	2012
Land	$0.3	$0.1
Leasehold improvements	93.1	112.4
Computer software and equipment	74.9	88.4
Equipment and furniture	78.4	85.4

	246.7	286.3
Less: accumulated depreciation	(148.5)	(165.7)

Property and equipment, net	$98.2	$120.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment and Supplementary Financial Information (continued)

Depreciation expense amounted to $18.4 million, $22.3 million and $29.6 million for the years ended June 30, 2010, 2011 and 2012, respectively. Included in depreciation expense is $3.5 million, $5.6 million and $9.6 million of depreciation expense related to computer software and equipment for the years ended June 30, 2010, 2011 and 2012, respectively. The remaining unamortized costs related to computer software and equipment was $24.2 million and $30.5 million at June 30, 2011 and 2012, respectively.

Accrued expenses and other liabilities consist of the following (in millions):

	June 30,
	2011	2012
Accrued legal settlements(1)	$15.2	$15.4
Accrued payroll and incentives	35.0	42.3
Other accrued expenses and liabilities	48.2	42.2

Total accrued expenses and other liabilities	$98.4	$99.9

(1)	Other long-term liabilities include an additional accrual for legal settlements of $33.4 million and $21.1 million at June 30, 2011 and 2012, respectively.

8.	Acquisitions

The following acquisitions have been accounted for under the purchase method of accounting.

On December 31, 2010, the Company acquired Sefina Finance AB (“Sefina”), a Scandinavian pawn lending business with its headquarters in Stockholm, Sweden. Sefina provides pawn loans primarily secured by gold jewelry, diamonds and watches through 16 retail store locations in Sweden and 12 retail store locations in Finland. The total cash consideration for the acquisition was initially estimated to be approximately $90.6 million, of which approximately $59.1 million was cash paid at closing. Approximately $14.9 million of additional cash was paid by the Company to the seller in three installments on March 31, 2011, June 30, 2011 and September 30, 2011. Furthermore, the Company is obligated to pay the seller contingent consideration based on the financial performance of Sefina during each of the two successive twelve month periods following the closing of the acquisition, the aggregate amount of which the Company estimated at the time of acquisition to be approximately $16.6 million. All future payments have been recorded as liabilities on the accompanying balance sheet. The Company made the first two contingent consideration payments totaling $11.9 million during fiscal 2012 and has a remaining estimated contingent consideration obligation of $4.1 million which is included in accrued expenses and other liabilities on the Consolidated Balance Sheet at June 30, 2012. In connection with the acquisition, the Company also incurred transaction costs of approximately $1.0 million. Of the aggregate purchase price for Sefina, $14.5 million was allocated to net tangible assets acquired and $0.3 million was allocated to indefinite-lived intangible assets acquired. The remaining purchase price was allocated to goodwill.

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

Under the purchase method of accounting, the total estimated purchase price is allocated to Purpose U.K.’s net tangible and intangible assets based on their current estimated fair values. The purchase price is allocated as follows (in millions):

Cash	$8.3
Consumer loans	33.3
Prepaid expenses and other current assets	0.7
Property and equipment	2.1
Accounts payable	(1.2)
Accrued expenses and other liabilities	(2.5)
Other non-current liabilities	(21.1)

Net tangible assets acquired	19.6
Definite-lived intangible assets acquired	56.3
Indefinite-lived intangible assets acquired	3.3
Goodwill	115.8

Total purchase price	$195.0

During fiscal 2011, the Company completed the acquisitions of the assets of three Canadian franchisees with 40 stores for an aggregate purchase price of $39.6 million that resulted in an increase in goodwill of $29.0 million. The Company also purchased five stores in the United Kingdom during the fiscal 2011 that resulted in an aggregate increase in goodwill of $0.5 million. Also during fiscal 2011, $13.5 million of purchase accounting adjustments related to contingent consideration payments were made with respect to the Express Finance Limited acquisition. These payments are treated as adjustments to purchase price and are accordingly recognized as goodwill.

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

Under the purchase method of accounting, the total estimated purchase price is allocated to Risicum’s net tangible and intangible assets based on their current estimated fair values. The purchase price is allocated as follows (in millions):

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

During fiscal 2012, the Company completed the acquisitions of a Canadian franchisee with six stores for an aggregate purchase price of $7.8 million that resulted in an increase in goodwill of $6.1 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The Company also purchased Super Efectivo S.L. (“Super Efectivo”), a pawn business operating eight stores predominantly in Madrid, Spain for an aggregate purchase price of $9.0 million that resulted in an increase in goodwill of $5.4 million, calculated as the excess purchase price over the fair value of the identifiable assets acquired. Also during fiscal 2012, the Company completed various smaller acquisitions in the United Kingdom, Sweden and Canada that resulted in aggregate increase in goodwill of $9.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired.

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

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2011	$758.5
Acquisitions:
Risicum	20.3
Canadian franchisee acquisitions	6.1
Super Efectivo	5.4
Various small acquisitions	9.5
Goodwill impairment	(17.7)
Foreign currency translation adjustment	(26.6)

Balance at June 30, 2012	$755.5

Pro forma Information

The following pro forma information for the periods ended June 30, 2011 presents the results of operations as of the beginning of the period presented. The pro forma operating results include the results of these acquisitions for the indicated periods and reflect the increased interest expense on acquisition debt and the income tax impact as of the respective purchase dates of the Sefina, Purpose U.K. Holdings, and Risicum acquisitions. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the purchase been made on the date above or the results which may occur in the future.

Fiscal Year Ended June 30,
2011
(Unaudited — in millions except per share amounts)
Revenues	$911.6
Net income	$86.1
Net income per common share — basic	$2.27
Net income per common share — diluted	$2.17

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2011 and June 30, 2012 are as follows (in millions):

	Europe	Canada	United States Retail	Other	Total
Balance at June 30, 2010	$101.2	$136.4	$205.7	$53.5	$496.8
Acquisitions	205.6	29.0	—	(1.4)	233.2
Foreign currency translation adjustments	14.0	14.5	—	—	28.5

Balance at June 30, 2011	$320.8	$179.9	$205.7	$52.1	$758.5
Acquisitions and purchase accounting adjustments	32.6	8.7	—	—	41.3
Goodwill impairment	—	—	—	(17.7)	(17.7)
Foreign currency translation adjustments	(16.7)	(9.9)	—	—	(26.6)

Balance at June 30, 2012	$336.7	$178.7	$205.7	$34.4	$755.5

The following table reflects the components of intangible assets (in millions):

	June 30, 2011	June 30, 2012
Non-amortizing intangible assets:
Goodwill	$758.5	$755.5
Reacquired franchise rights	56.4	53.3
DFS MILES Program	35.4	25.4
Tradenames	3.6	3.4

	$853.9	$837.6

Amortizable intangible assets:
Purchased technology	$46.1	$47.7
Various contracts	39.0	41.5
Reacquired franchise rights	5.2	5.9
Accumulated amortization:
Purchased Technology	(1.2)	(7.1)
Various contracts	(10.6)	(21.4)
Reacquired franchise rights	(0.4)	(1.4)

Total intangible assets	$932.0	$902.8

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

no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement. Changes in foreign exchange rates period over period impact the recorded value of the indefinite lived reacquired franchise rights.

The fair value of reporting units are estimated using a present value technique using discounted future cash flows, and are corroborated with guideline public company market multiple fair value technique. The most significant assumptions used in the discounted cash flow fair value technique are the business projections used to derive future cash flows and the weighted average cost of capital used to discount such projections. Assumptions in estimating future cash flows are subject to a high degree of judgment, and management considers both specified short term planned strategies such as store expansion, new product offerings, and planned marketing strategies, along with longer term business opportunities and growth projections, based in part on past performance. In selecting the appropriate discount rate to use in the individual discounted cash flow models, management considers factors for each reporting unit such as size, the consistency of its previous performance and the general maturity of the reporting units business, and the projected rate of growth in the cash flow model. The discount rates used for the reporting units range from 9.5% to 18.5%.

Impairment of DFS

The Company recognized an impairment to both its goodwill and its DFS MILES Program indefinite lived intangible asset of $17.7 million and $10.0 million, respectively, in the fourth quarter of the fiscal year ended June 30, 2012. The impairment of these intangible assets resulted from the continued decline in the DFS business during the second half of fiscal year 2012 and the Company’s current expectations for future growth and profitability for the DFS business being lower than its previous estimates. Over the past 12 months, the DFS business has experienced continuing significant lending constraints by its third party bank that originates these loans, low market interest rates stemming from the ongoing low cost of capital that has attracted more aggressive competition and the ongoing troop deployments. While considered in previous projections, the severity and duration that these factors have had, and are projected to have, on the DFS business were more significant than previously anticipated. Management has initiated a series of strategies to grow the business, such as having discussions with potential additional lending partners that would more competitively underwrite these loans and expanding the DFS platform into other branches of the military and military-related enterprises. Additionally, management considered external factors such as the expectation of the increased supply of used automobiles as the impact of the US government’s “cash for clunkers” program subsides and the impact that the recent US auto industry recovery and related increased production of vehicles has on vehicle supply, expectation of market interest rate trends, and the non-prime auto lending industry in general. Management believes these strategies are achievable based on the historical performance of the DFS business.

The MILES Program indefinite lived intangible valuation was calculated using a relief from royalty valuation method and is based on future revenue projections of the DFS business, discounted to a present fair value using a discount rate of 17.8%.

The calculation of fair value of the DFS reporting unit was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The cash flow projections were discounted using discount rates ranging from 15.0% to 18.5%, and were selected based on management’s estimate of the risk embedded in the projections for each series of cash flows. A simultaneous 10% decline in the cash flow projections combined with a 100 basis point increase in the discount rates used would result in an additional pre-tax $10.1 million impairment to goodwill and an additional $1.3 million impairment to the MILES Program indefinite lived intangible.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles (continued)

The Company selected market multiples to be used in the market approach based on companies that it considered to be comparable to DFS, with the assistance of a third party valuation firm. A 10% change in the market multiples used would impact the fair value of DFS by $1.8 million.

The achievement of the forecasted business plan and projections related to DFS is in part dependent on the success of the management plans described above. While management believes that the discount rates selected in its valuation model adequately capture this risk, if these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS goodwill and the MILES program indefinite-lived intangible asset.

Amortization expense of intangible assets was $3.2 million, $9.0 million and $18.8 million for the years ended June 30, 2010, 2011 and 2012, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2013	$17.7
2014	15.4
2015	11.6
2016	8.4
2017	6.8

$59.9

10.	Debt

The Company had debt obligations at June 30, 2011 and June 30, 2012 as follows (in millions):

	June 30, 2011	June 30, 2012
Global Revolving credit facility	$65.9	$22.0
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(3.0)	(2.6)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	—	181.4
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	40.7	43.4
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	90.9	97.5
Scandinavian credit facilities	67.6	62.6
Other	8.8	8.3

Total debt	870.9	1,012.6

Less: current portion of debt	(95.7)	(30.3)

Long-term debt	$775.2	$982.3

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. At any time prior to December 15, 2012, NMM may redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 110.375% of the principal amount of the 2016 Notes redeemed if; (1) such redemption is made with the proceeds of one or more public equity offerings by DFC; (2) at least $390 million in aggregate principal amount of the 2016 Notes remain outstanding immediately after the occurrence of such redemption; and (3) the redemption occurs within 90 days of such public equity offering by DFC. On or after December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time, (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs between December 15, 2014 and December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

Convertible Notes

Senior Convertible Notes due 2027

On June 27, 2007, DFC issued $200.0 million aggregate principal amount of its 2.875% Senior Convertible Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of June 27, 2007 (the “2027 Indenture”).

In February 2010, DFC repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with three of the holders of the 2027 Notes. The purchase price paid by DFC in the transactions was 91% of the stated principal amount of the repurchased 2027 Notes, for an aggregate price of $32.0 million. As a result of these repurchase transactions and the privately negotiated exchange transactions described below that were completed in December 2009, $44.8 million aggregate principal amount of 2027 Notes remains outstanding as of June 30, 2011 and June 30, 2012. The Company recognized a net loss of $0.7 million during fiscal 2010 related to the repurchased Notes.

The 2027 Notes are general unsecured obligations of DFC and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The 2027 Notes bear interest at the rate of 2.875% per year, payable in cash in arrears on June 30 and December 31 of each year beginning on December 31, 2007. The 2027 Notes mature on June 30, 2027, unless earlier converted, redeemed or repurchased by DFC. Holders of the 2027 Notes may require DFC to repurchase in cash some or all of the 2027 Notes at any time before the 2027 Notes’ maturity following a “fundamental change” (as defined in the 2027 Indenture).

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

•	if the 2028 Notes are called for redemption;

•	at any time on or after December 31, 2026; or

•	upon the occurrence of specified corporate transactions as described in the 2028 Indenture.

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

Senior Convertible Notes due 2017

On April 16, 2012, the Company completed the offering of $230.0 million aggregate principal amount of senior convertible notes due 2017 (the “2017 Notes”). The 2017 Notes are general unsecured obligations of DFC and rank equally in right of payment with all of DFC’s other existing and future obligations that are unsecured and unsubordinated. The notes will pay interest semi-annually at a rate of 3.25% per annum, payable in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2012. The 2017 Notes were issued under an indenture between DFC and U.S. Bank National Association, as trustee, dated as of April 16, 2012 (the “2017 Indenture”).

The 2017 Indenture includes a “net share settlement” provision that allows DFC, upon redemption or conversion, to settle the principal amount of the 2017 Notes in cash and the additional conversion value, if any, in shares of DFC’s common stock. Holders of the 2017 Notes may convert their 2017 Notes based at an initial conversion rate of 46.8962 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $21.32 per share, subject to adjustment, prior to stated maturity under the following circumstances:

•

during any calendar quarter commencing after June 30, 2012, if the closing sale price of DFC’s common stock is greater than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding calendar quarter;

•

during the five day period following any five consecutive trading day period in which the trading price of the 2017 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2017 Notes on each such day;

•	at any time on or after October 15, 2016; or

•	upon the occurrence of specified corporate transactions as described in the 2017 Indenture.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

If a “fundamental change” (as defined in the 2017 Indenture) occurs and a holder elects to convert its 2017 Notes in connection with such transaction, that holder may be entitled to a make-whole premium (as defined in the 2017 Indenture) in the form of an increase in the conversion rate.

If a “fundamental change” (as defined in the 2017 Indenture) occurs before the maturity of the 2017 Notes, the holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of their 2017 Notes at a repurchase price equal to 100% of the principal amount of the 2017 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase.

The 2017 Notes are not redeemable at the Company’s option prior to their maturity date.

In connection with the offering, the Company entered into convertible note hedge transactions in respect of its common stock with affiliates of the initial purchasers of the 2017 Notes, and separate warrant transactions with the option counter parties, which effectively increase the conversion price of the 2017 Notes to $26.45 per share. The convertible note hedge transactions cover the number of shares of common stock required to be issued upon the conversion of the 2017 notes, at a strike price that corresponds to the initial conversion price of the 2017 Notes, subject to adjustment, and are exercisable upon conversion of the 2017 Notes.

The Company paid $43.8 million and $6.5 million for the convertible note hedge transactions entered into on April 10, 2012 and April 11, 2012. The aggregate cost of the convertible note hedge transactions was $50.3 million. As described in more detail below, this cost was partially offset by the proceeds from the sale of the warrants in separate transactions.

The convertible note hedge transactions are intended generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2017 Notes in the event that the market price per share of the common stock is greater than the strike price.

The convertible note hedge transactions are separate transactions and are not part of the terms of the 2017 Notes. Holders of the 2017 Notes have no rights with respect to the convertible note hedge transactions.

On each of April 10, 2012 and April 11, 2012, DFC also entered into privately-negotiated warrant transactions with affiliates of the initial purchasers of the 2017 Notes, whereby DFC sold warrants to acquire, subject to customary anti-dilution adjustments, approximately 9,379,240 and 1,406,886 million shares, respectively, of DFC common stock at a strike price of $26.45 per share, also subject to adjustment. As consideration for the warrants, the Company received $26.4 million and $4.0 million, respectively.

If the market value per share of DFC common stock, as measured under the warrants, exceeds the strike price of the warrants at the time the warrants are exercisable, the warrants will have a dilutive effect on the Company’s earnings per share.

The convertible note hedge transactions expire April 15, 2017, or the last day on which any of the 2017 Notes remain outstanding. The warrants expire in daily installments from July 17, 2017 to November 6, 2017. Both the convertible note hedge transactions and the warrant transactions require net-share settlement and are accounted for as equity instruments.

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

issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted ASC 470-20 as of July 1, 2009 and have applied it to our 2027 Notes for fiscal years 2009, 2008 and 2007, as required. The 2028 Notes and the 2017 Notes are also subject to the application of the accounting standard. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of June 30, 2012, the remaining discount of $1.4 million on the 2027 Notes will be amortized using the effective interest method through December 31, 2012, the remaining discount of $22.4 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $48.6 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

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

As of June 30, 2012, there was $22.0 million outstanding under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay within one year.

The senior secured credit agreement governing the global revolving credit facility contains customary covenants, representations and warranties and events of default. As of June 30, 2012, the Company is in compliance with all such covenants.

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

Scandinavian Credit Facilities

As a result of its December 2010 acquisition of Sefina, the Company assumed borrowings under Sefina’s existing secured credit facilities in Sweden and Finland, consisting of two working capital facilities in Sweden of SEK 185 million and SEK 55 million and overdraft facilities in Sweden and Finland with commitments of up to SEK 85 million and EUR 17.5 million, respectively.

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a working capital facility with a commitment of up to EUR 10.75 million, of which EUR 8.3 million (approximately $10.6 million) was outstanding as of June 30, 2012, and a term loan facility of EUR 8.0 million ($10.1 million), all of which was drawn as of June 30, 2012. The Finnish working capital facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.93% at June 30, 2012). The Finnish term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (4.05% at June 30, 2012). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $34.7 million), all of which was drawn at June 30, 2012, and a revolving credit facility of SEK 125 million (approximately $18.1 million at June 30, 2012), of which SEK 50.0 million (approximately $7.2 million) was outstanding as of June 30, 2012. The Swedish term loan is due June 2016 and carries an interest rate of STIBOR plus 300 basis points (5.21% at June 30, 2012). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (4.21% at June 30, 2012). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.3 million of debt assumed as part of the Suttons and Robertsons acquisition, consisting of a $2.8 million revolving loan and a $5.5 million term loan, all of which matures in September 2012.

Interest Expense

Interest expense, net was $68.9 million, $90.8 million, and $102.8 million for the three years ended June 30, 2010, 2011 and 2012, respectively. Included in interest expense for the years ended June 30, 2011 and 2012 is approximately $19.0 million and $22.6 million, respectively, of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with our Convertible Notes and the amortization of various deferred issuance costs.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

As of June 30, 2012, long-term debt, maturing in each of the years subsequent to June 30, 2013, is as follows (in millions):

Fiscal Year Ended June 30,	Amount
2014	$17.8
2015	—
2016	44.8
2017	830.0
2018	—
Thereafter	164.8

$1,057.4

11.	Fair Value Measurements

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. During the fiscal year ended June 30, 2012, the Company made contingent consideration payments of $11.9 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration is not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in fair value of the contingent consideration due to time value are recorded in other operating expenses. As of June 30, 2012, the balance of the contingent consideration was $4.1 million and the assumptions for the valuation did not materially change.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Assets
Derivative financial instruments	$—	$—	$—	$—
Assets held in funded deferred compensation plan	$7.4	$5.8	$—	$13.2
Liabilities
Derivative financial instruments	$—	$11.2	$—	$11.2
Contingent consideration — Sefina acquisition	$—	$—	$4.1	$4.1

The following table reconciles the change in the Level 3 liabilities for the year ended June 30, 2012 (in millions):

Fair Value Measurements Using Significant Unobservable Inputs
Level 3
Balances as of June 30, 2011	$17.8
Changes in fair value of contingent consideration	(0.2)
Payments	(11.9)
Unrealized foreign exchange loss on contingent consideration	(0.9)
Foreign currency translation adjustment	(0.7)

Balance as of June 30, 2012	$4.1

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2012

(in millions)

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill for DFS	$34.4	$—	$—	$34.4	$(17.7	)(1)
DFS MILES Program	25.4	—	—	25.4	(10.0	)(2)

(1)	In accordance with ASC 350-20, goodwill with an initial carrying amount of $52.1 million was written down to its implied fair value of $34.4 million, resulting in an impairment charge of $17.7 million, which is included in earnings for the period.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

(2)	In accordance with ASC 360-10, the MILES program indefinite-lived intangible asset with an initial carrying amount of $35.4 million was written down to its fair value of $25.4 million, resulting in an impairment charge of $10.0 million, which is included in earnings for the period.

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2012.

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2011 and 2012

(in millions)

		Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011

	Carrying Value
	June 30, 2011
Financial assets:
Cash and cash equivalents	$189.0	$189.0	$—	$—	$189.0
Consumer loans, net	161.9	—	—	161.9	161.9
Pawn loans	136.2	—	—	136.2	136.2
Loans in default	13.8	—	—	13.8	13.8

Total financial assets	$500.9	$189.0	$—	$311.9	$500.9
Financial liabilities:
Global revolving credit facility	$65.9	$—	$65.9	$—	$65.9
10.375% Senior notes	600.0	658.5	—	—	658.5
2.875% Senior convertible notes	44.8	42.1	—	—	42.1
3.00% Senior convertible notes	120.0	154.5	—	—	154.5
Scandinavian credit facilities	67.6	—	67.6	—	67.6
Other debt	8.8	—	8.8	—	8.8

Total financial liabilities	$907.1	$855.1	$142.3	$—	$997.4

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

		Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012

	Carrying Value
	June 30, 2012
Financial assets:
Cash and cash equivalents	$224.0	$224.0	$—	$—	$224.0
Consumer loans, net	186.6	—	—	186.6	186.6
Pawn loans	153.9	—	—	153.9	153.9
Loans in default	29.6	—	—	29.6	29.6

Total financial assets	$594.1	$224.0	$—	$370.1	$594.1
Financial liabilities:
Global revolving credit facility	$22.0	$—	$22.0	$—	$22.0
10.375% Senior notes	600.0	661.5	—	—	661.5
3.25% Senior convertible notes	230.0	247.5	—	—	247.5
2.875% Senior convertible notes	44.8	46.7	—	—	46.7
3.00% Senior convertible notes	120.0	138.0	—	—	138.0
Scandinavian credit facilities	62.6	—	62.6	—	62.6
Other debt	8.3	—	8.3	—	8.3

Total financial liabilities	$1,087.7	$1,093.7	$92.9	$—	$1,186.6

Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amount of cash and so near maturity that there is insignificant risk of changes in values because of changes in interest rates.

Consumer loans are carried on the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with current collection patterns and current economic trends to the gross consumer loan balance. The unobservable inputs used to calculate the carrying value of consumer loans include historical loss rates and the current collection patterns and current economic trends. Consumer loans generally have terms ranging from 1 to 45 days.

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provision in the period that the loan is placed in default status. The reserve is reviewed monthly and any change to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provision. If the loans remain in a defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off. The unobservable inputs used to calculate the carrying value of loans in default include historical loss rates and the current collection patterns and current economic trends.

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

historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer pays back the dollars borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset are returned to the customer. The unobservable inputs used to calculate the carrying value of loans in default include historical redemption rates and the current redemption patterns and current economic trends, such as gold prices.

The fair value of the 10.375% Senior notes, the 3.25% Senior convertible notes, the 2.875% Senior Convertible Notes, and the 3.00% Senior convertible notes are based on quoted market prices.

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

Cash Flow Hedges of Foreign Exchange Risk

Operations in Europe and Canada have exposed the Company to changes in foreign exchange rates. From time to time, the Company’s U.K. and Canadian subsidiaries purchase investment securities denominated in a currency other than their functional currency. The subsidiaries from time to time hedge the related foreign exchange risk typically with the use of out of the money put options because they cost less than completely averting risk using at the money put options, and the maximum loss is limited to the purchase price of the contracts.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Cash Flow Hedges of Foreign Exchange Risk (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2012, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps. The Company continues to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive income included in stockholders’ equity, and is subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At June 30, 2012, the balance remaining in accumulated other comprehensive income is $2.1 million ($1.6 million net of tax).

On April 27, 2012, the Company terminated all of its remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans. The cash payment to terminate the swaps was $55.7 million. Also on April 27, 2012, the Company entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. The swaps mature on December 15, 2016. In addition, on April 20, 2012, the Company entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. The swaps mature on April 12, 2017.

These new cross-currency swaps are designated as cash flow hedges of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. As of the period ended June 30, 2012, there was no ineffectiveness on these cash flow hedges.

As of June 30, 2012, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Number of Instruments	Pay Notional	Receive Notional	Average Pay Fixed Strike Rate	Average Receive Fixed Strike Rate

GBP-USD Cross Currency Swaps	2	GBP 125,415,438	USD 200,000,000	10.057%	9.00%
USD-CAD Cross Currency Swaps	4	CAD 592,231,250	USD 600,000,000	12.445%	10.375%

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

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

As of June 30, 2012, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives:

Commodity Options	Number of Instruments	Notional (ounces of gold bullion)	Cap Price	Floor Price
Gold Collars (XAU/GBP)	5	5,800	£850-875	£1,168-1,280

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheet as of June 30, 2011 and 2012 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives As of June 30, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$0.1
Cross Currency Swaps	Derivatives	—	Derivatives	73.8

Total derivatives not designated as hedging instruments		$—		$73.9

	Asset Derivatives As of June 30, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$11.2

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$—

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statement of operations for the years ending June 30, 2012 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ending June 30, 2012
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cross Currency Swaps	$(26.6)	Interest Expense	$(2.1)
		Unrealized foreign exchange gain (loss)	22.6

Total	$(26.6)		$20.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

As of June 30, 2012, the Company anticipates reclassifying approximately $13.8 million of losses from accumulated other comprehensive income to earnings during the next twelve months, including the $2.1 million associated with the cross-currency swaps on which cash flow hedge accounting was discontinued.

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

As of June 30, 2012, the termination value of derivatives is a net liability position of $11.3 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statement of operations for the years ending June 30, 2011 and 2012 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011		2012
Commodity Options	Purchased gold costs	$(0.1)		$(0.5)
Cross Currency Swaps	Interest expense	6.5	(1)	$6.5	(1)
	Income tax provision	(1.7	)(1)	(1.7	)(1)
	Loss (gain) on derivatives not designated as hedges	39.3		(2.9)

Total		$44.0		$1.4

(1)	Amounts reclassified out of accumulated other comprehensive income

13.	Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), foreign currency translation adjustments and fair value adjustments for cash flow hedges (see Note 12). The following shows the comprehensive income for the periods stated (in millions):

	June 30,
	2010	2011	2012

Net (loss) income	$(5.7))	$64.2	$52.4
Foreign currency translation adjustment(1)	(7.8)	(0.1)	(17.2)
Fair value adjustments for derivatives, net(2)	0.5	—	(24.4)
Amortization of accumulated other comprehensive income related to dedesignated cash flow hedges(3)	1.9	4.9	4.7

Comprehensive (loss) income	(11.1)	69.0	15.5
Net income (loss) applicable to non-controlling interests	(0.3)	(0.5)	(0.6)

Comprehensive (loss) income attributable to DFC Global Corp.	$(10.8))	$69.5	$16.1

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Comprehensive Income (continued)

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains (losses) of $13.3 million, $14.1 million and $(2.2) million as of June 30, 2010, 2011 and 2012, respectively.

(2)	Net of $0.9 million and $6.7 million of tax for the years ended June 30, 2010 and 2012, respectively.

(3)	Net of $1.6 million and $1.7 million of tax for the years ended June 30, 2011 and 2012, respectively.

Accumulated other comprehensive income, net of related tax, consisted of unrealized losses on terminated cross-currency interest rate swaps of $1.3 million at June 30, 2012, compared to $6.5 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2011.

14.	Income Taxes

U.S. income taxes have not been provided on the undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. As of June 30, 2011 there were $61.8 million in undistributed foreign earnings. The majority of this balance is sourced from our UK operations as all earnings and profits from our Canadian activities were deemed dividended as a result of a loan from Canada to the U.S. This loan was fully repaid in fiscal year 2012. As of June 30, 2012, there are $113.1 million in undistributed foreign earnings. While management presently does not intend to do so, upon repatriation of these earnings, the Company could be subject to both US income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred US income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2010, 2011 and 2012 is set forth below (in millions):

	June 30,
	2010	2011	2012

United States	$(20.3)	$(10.7)	$(34.8)
Foreign	36.5	113.1	130.5

Total	$16.2	$102.4	$95.7

The details of the Company’s income tax provision for the years ended June 30, 2010, 2011 and 2012 are set forth below (in millions):

		June 30,
		2010	2011	2012

Current:	U.S. Federal	$—	$—	$(0.3)
	Foreign	16.5	20.5	34.9
	State	0.3	0.1	0.5

	Total	$16.8	$20.6	$35.1
Deferred:	U.S. Federal	$6.0	$7.3	$5.7
	Foreign	(0.6)	10.8	3.0

	Total	$5.4	$18.1	$8.7

Total income tax provision		$22.2	$38.7	$43.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

Below is the reconciliation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2010, 2011 and 2012 (in millions):

	June 30,
	2010	2011	2012

Tax provision at federal statutory rate	$5.7	$35.8	$33.5
Add(deduct)
State tax provision	0.3	0.1	—
Canadian withholding	0.5	—	—
Convertible debt discount	3.1	2.9	3.2
Effect of foreign operations	(3.4)	(9.8)	(12.6)
Change in uncertain tax position related to transfer pricing	2.5	2.8	2.0
Other permanent differences	4.1	8.5	7.0
Foreign exchange gain	0.6	—	—
UK goodwill amortization	0.2	0.3	0.4
Valuation allowance	8.6	(1.9)	10.3

Tax provision at effective tax rate	$22.2	$38.7	$43.8

The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2012 and 2011 which amounted to $110.0 million and $100.5 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2012 was $65.4 million compared to $78.2 million at June 30, 2011. This decrease was the result of the utilization of a net operating loss carryforward for the year ended June 30, 2011. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the net operating loss carry forwards is $2.5 million of potential tax benefits that, if realized, would be an increase to additional paid in capital. The Company has foreign tax credit carry forwards of approximately $56.6 million, which will begin to expire in 2017 if not utilized. Included in the foreign tax credit carry forwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid in capital. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.1 million against a Canadian foreign currency loss. This valuation allowance was utilized in connection with the repayment of the 2006 term debt, in December 2009, but was replaced by a $1.0 million valuation allowance related to the Canadian cross-currency interest rate swap. This has been reduced by $0.5 million related to a June 30, 2010 adjustment, and then reduced to zero at June 30, 2012 due to the identification of future capital gains against which to offset the remaining loss.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

The details of the Company’s deferred tax assets and liabilities as of June 30, 2010, 2011 and 2012 are set forth below (in millions):

	June 30,
	2010	2011	2012

Deferred tax assets
Loss reserves	$2.8	$1.9	$2.7
Depreciation and amortization	10.3	6.7	25.1
Accrued compensation	3.8	5.7	6.5
Other accrued expenses	19.0	14.5	16.8
Net operating loss carryforwards	22.9	25.5	20.3
Foreign tax credit carryforwards	54.7	53.3	56.7
Foreign capital loss carryforwards	1.0	0.6	—
Foreign currency swaps	8.0	9.0	0.2
Other	0.2	3.8	3.7

Total deferred tax assets	122.7	121.0	132.0
Valuation Allowance	(84.9)	(88.3)	(84.7)

Net deferred tax asset	$37.8	$32.7	$47.3

Deferred tax liabilities
Amortization and other temporary differences	$(24.8)	$(56.2)	$(62.3)
Convertible debt discount	(14.6)	(11.4)	(25.3)

Total deferred tax liability	(39.4)	(67.6)	(87.6)

Net deferred tax liability	$(1.6)	$(34.9)	$(40.3)

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The Company’s follow-on equity offering in April 2011 did not impact this limitation. The net operating loss carry forward as of June 30, 2012 is $65.4 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. This represents an increase of $3.4 million for the period due mainly to the provision to return adjustment for June 30, 2011.

At June 30, 2011 and 2012 the Company had $14.2 million and $16.1 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (continued)

The tax years ending June 30, 2008 through 2012 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2012 for Canada, and tax years 2006 through 2012 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 and 2007, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the year ended June 30, 2008. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the year ended June 30, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions which represents a $0.4 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax positions for fiscal 2012 follows (in millions):

Balance at June 30, 2011	$14.2
Net increases due to current year tax positions	1.9

Balance at June 30, 2012	$16.1

15.	Loss on Extinguishment of Debt

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

The details related to all elements of the loss on extinguishment of debt during the fiscal year ended June 30, 2010 are as follows (in millions):

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

During the years ended June 30, 2011 and 2012, the Company recorded $0.9 million of store closing expense in each year related closures of underperforming and overlapping stores primarily in the United States and Canada. All store closing expenses were paid as of June 30, 2012.

17.	Commitments

The Company has various non-cancelable operating leases for office and retail space and certain equipment with terms primarily ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $37.7 million, 48.0 million and $59.1 million for the years ended June 30, 2010, 2011 and 2012, respectively.

At June 30, 2012, future minimum lease payments for operating leases are as follows (in millions):

Year	Amount

2013	$56.3
2014	49.9
2015	42.6
2016	35.1
2017	28.2
Thereafter	66.0

Total	$278.1

18.	Contingent Liabilities

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

Contingent Liabilities (continued)

the Company believes that it has meritorious defenses and that the ultimate cost to resolve these matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In addition to the legal proceedings discussed below, the Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business.

The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with the “Contingencies” Topic of the FASB Codification. An accrual for a loss contingency is recorded if it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. When the liability with respect to a matter is reasonably possible, the Company estimates the possible loss or range of loss or determines why such an estimate cannot be made. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

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

As of June 30, 2012, an aggregate of approximately CAD 34.1 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 20.4 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at June 30, 2012 and additional accruals may be required in the future.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Contingent Liabilities (continued)

Other Canadian Litigation

In 2006, two former employees commenced companion actions against NMM and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. The Company continues to defend these actions vigorously and believes it has meritorious defenses.

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

California Legal Proceeding

In 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. In October 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii) to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. As of June 30, 2012, $3.0 million is included in the Company’s accrued liabilities relating to the settlement agreement.

19.	Segment Information

The Company classifies its businesses into three reportable segments: Europe, Canada and United States Retail. These three reporting segments have been identified giving consideration to geographic area, products offered, regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable within each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principal products and services may be offered in all of its geographic jurisdictions. The Europe reportable segment includes the Company’s operating segments in the United Kingdom, the Sefina pawn business (acquired in December 2010) in Sweden and Finland, the Risicum Oyj Internet lending and telephony based

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

(In millions)

	Europe	Canada	United States Retail	Other	Total
2010
Total assets	$288.6	$514.8	$255.4	$154.6	$1,213.4
Goodwill and other intangibles, net	105.9	182.1	206.1	114.9	609.0
Sales to unaffiliated customers:
Consumer lending	105.9	147.9	65.7	—	319.5
Check cashing	33.6	69.4	46.5	—	149.5
Pawn service fees and sales	19.9	—	—	—	19.9
Money transfer fees	6.2	16.4	4.9	—	27.5
Gold sales	30.7	11.9	0.4	—	43.0
Other	17.2	31.2	10.3	15.2	73.9

Total sales to unaffiliated customers	213.5	276.8	127.8	15.2	633.3
Provision for loan losses	19.6	15.8	10.5	—	45.9
Depreciation and amortization	6.5	6.7	3.8	4.6	21.6
Interest expense, net	4.2	47.9	—	16.8	68.9
Loss on extinguishment of debt	4.7	3.6	—	1.2	9.5
Unrealized foreign exchange loss (gain)	8.0	2.2	—	(0.1)	10.1
Loss on derivatives not designated as hedges	—	12.9	—	—	12.9
Provision for litigation settlements	—	22.7	—	6.4	29.1
Loss on store closings	—	0.9	1.5	0.9	3.3
Other expense (income), net	1.0	(0.9)	—	2.1	2.2
Income (loss) before income taxes	32.8	3.7	2.9	(23.2)	16.2
Income tax provision (benefit)	10.2	5.2	16.3	(9.5)	22.2

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
2011
Total assets	$792.1	$465.6	$261.7	$142.1	$1,661.5
Goodwill and other intangibles, net	383.4	235.1	206.0	107.5	932.0
Sales to unaffiliated customers:
Consumer lending	196.9	170.7	61.6	—	429.2
Check cashing	29.6	73.4	41.1	—	144.1
Pawn service fees and sales	48.0	—	—	—	48.0
Money transfer fees	8.1	19.2	4.8	—	32.1
Gold sales	29.3	14.7	2.5	—	46.5
Other	22.0	32.6	12.2	21.7	88.5

Total sales to unaffiliated customers	333.9	310.6	122.2	21.7	788.4
Provision for loan losses	46.4	19.8	7.4	—	73.6
Depreciation and amortization	12.7	7.7	2.6	8.4	31.4
Interest expense, net	8.2	65.2	—	17.4	90.8
Unrealized foreign exchange loss (gain)	2.0	(51.7)	—	2.7	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	39.3
(Proceeds from) provision for litigation settlements	—	(3.9)	—	0.2	(3.7)
Loss on store closings	0.1	0.5	0.4	(0.1)	0.9
Other expense (income), net	7.0	(2.3)	(0.8)	1.9	5.8
Income (loss) before income taxes	53.3	59.8	11.2	(21.9)	102.4
Income tax provision	17.9	13.4	5.7	1.7	38.7

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information (continued)

(In millions)

	Europe	Canada	United States Retail	Other	Total
2012
Total assets	$919.2	$450.0	$266.1	$131.2	$1,766.5
Goodwill and other intangibles, net	392.2	230.7	206.0	73.9	902.8
Sales to unaffiliated customers:
Consumer lending	399.7	181.5	64.7	—	645.9
Check cashing	27.4	74.3	37.0	—	138.7
Pawn service fees and sales	80.8	0.1	—	—	80.9
Money transfer fees	10.9	22.3	5.2	—	38.4
Gold sales	52.0	13.8	5.1	—	70.9
Other	27.8	34.3	12.7	12.1	86.9

Total sales to unaffiliated customers	598.6	326.3	124.7	12.1	1,061.7
Provision for loan losses	104.1	18.8	8.6	—	131.5
Depreciation and amortization	27.7	9.2	2.4	9.1	48.4
Interest expense, net	24.6	68.6	—	9.6	102.8
Goodwill and other intangible assets impairment charge	—	—	—	27.7	27.7
Unrealized foreign exchange (gain) loss	(0.5)	12.0	—	—	11.5
Gain on derivatives not designated as hedges	—	(2.9)	—	—	(2.9)
Provision for litigation settlements	0.1	0.1	3.9	—	4.1
Loss on store closings	0.1	0.4	0.3	0.1	0.9
Other expense (income), net	1.4	(1.6)	0.1	1.4	1.3
Income (loss) before income taxes	92.4	38.0	13.0	(47.8)	95.6
Income tax provision	24.4	13.4	3.3	2.7	43.8

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

•

effectively junior to any indebtedness of such Guarantor, including indebtedness under the Company’s Global Revolving Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2011 and June 30, 2012 and the condensed consolidating statements of operations and cash flows for the years ended June 30, 2010, 2011 and 2012 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations

Year ended June 30, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$147.9	$65.7	$105.9	$—	$319.5
Check cashing	—	69.4	46.5	33.6	—	149.5
Other	—	59.5	15.6	89.2	—	164.3

Total revenues	—	276.8	127.8	228.7	—	633.3

Operating expenses:
Salaries and benefits	—	58.1	49.3	46.6	—	154.0
Provision for loan losses	—	15.8	10.6	19.5	—	45.9
Occupancy	—	16.1	14.0	13.2	—	43.3
Purchased gold costs	—	7.3	0.2	22.9	—	30.4
Depreciation	—	5.4	3.7	5.2	—	14.3
Other	—	39.0	23.0	37.1	—	99.1

Total operating expenses	—	141.7	100.8	144.5	—	387.0

Operating margin	—	135.1	27.0	84.2	—	246.3

Corporate and other expenses:
Corporate expenses	—	20.8	50.3	15.7	—	86.8
Intercompany charges	—	20.0	(30.3)	10.3	—	—
Other depreciation and amortization	—	1.3	1.4	4.6	—	7.3
Interest expense, net	15.1	47.9	1.8	4.1	—	68.9
Loss on extinguishment of debt	0.5	3.6	0.7	4.7	—	9.5
Unrealized foreign exchange gain	—	2.2	(0.1)	8.0	—	10.1
Loss on derivatives not designated as hedges	—	12.9	—	—		12.9
Provision for litigation settlements	—	22.7	6.4	—	—	29.1
Loss on store closings	—	0.9	1.5	0.9	—	3.3
Other income, net	—	0.6	(139.1)	0.7	140.0	2.2

(Loss) income before income taxes	(15.6)	2.2	134.4	35.2	(140.0)	16.2
Income tax provision	(0.3)	5.1	7.1	10.3	—	22.2

Net (loss) income	(15.3)	(2.9)	127.3	24.9	(140.0)	(6.0)
Less: Net loss attributable to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	(2.9)	—	—	—	2.9	—
Guarantors	127.3	—	—	—	(127.3)	—
Non-guarantors	25.2	—	—	—	(25.2)	—

Net (loss) income attributable to DFC Global Corp.	$134.3	$(2.9)	$127.3	$25.2	$(289.6)	$(5.7)

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2010

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$134.3	(2.9)	127.3	24.9	(289.6)	$(6.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(149.6)	—	—	—	149.6	—
Depreciation and amortization	0.6	8.6	5.9	9.9	—	25.0
Loss on extinguishment of debt	0.5	3.6	0.7	4.7	—	9.5
Change in fair value of derivatives not designated as hedges	—	3.6	—	—	—	3.6
Provision for loan losses	—	15.8	10.5	19.6	—	45.9
Non-cash stock compensation	5.8	—	—	—	—	5.8
Losses on disposal of fixed assets	—	0.3	0.8	0.1	—	1.2
Unrealized foreign exchange loss (gain)	—	1.9	(0.1)	8.1	—	9.9
Deferred tax provision (benefit)	—	0.1	6.0	(4.6)	—	1.5
Accretion of debt discount and deferred issuance costs	8.9	3.6	0.1	0.8	—	13.4
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivables	—	—	—	(1.4)	—	(1.4)
Increase in finance and service charges receivable	—	(3.1)	(2.2)	(6.0)	—	(11.3)
(Increase) decrease in other receivables	—	(2.1)	(0.5)	(1.0)	0.3	(3.3)
Decrease (increase) in prepaid expenses and other	—	10.6	(2.2)	4.1	(18.5)	(6.0)
Provision for litigation settlements	—	19.8	—	4.8	—	24.6
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.2	4.4	(7.8)	6.6	18.2	22.6

Net cash provided by operating activities	1.7	64.2	138.5	70.6	(140.0)	135.0
Cash flows from investing activities:
Net increase in consumer loans	—	(15.0)	(7.2)	(26.4)	—	(48.6)
Originations of pawn loans	—	—	—	(38.1)	—	(38.1)
Repayment of pawn loans	—	—	—	38.4	—	38.4
Acquisitions, net of cash acquired	—	—	(0.3)	(154.7)	—	(155.0)
Additions to property and equipment	—	(7.4)	(6.7)	(15.3)	—	(29.4)
Net decrease (increase) in due from affiliates	36.3	(270.6)	(134.5)	228.8	140.0	—

Net cash provided by (used in) investing activities	36.3	(293.0)	(148.7)	32.7	140.0	(232.7)
Cash flows from financing activities:
Proceeds from sale of 10.375% Senior Notes due 2016	—	596.4	—	—	—	596.4
Proceeds from the exercise of stock options	1.5	—	—	—	—	1.5
Repayment of term loan notes	—	(286.7)	—	(82.5)	—	(369.2)
Other debt payments	—	—	—	(7.0)	—	(7.0)
Repurchase of convertible debt	(32.0)	—	—	—	—	(32.0)
Payment of debt issuance and other costs	(2.2)	(15.8)	(1.8)	(0.1)	—	(19.9)

Net cash (used in) provided by financing activities	(32.7)	293.9	(1.8)	(89.6)	—	169.8
Effect of exchange rate changes on cash and cash equivalents	—	15.1	—	(5.5)	—	9.6

Net increase (decrease) in cash and cash equivalents	5.3	80.2	(12.0)	8.2	(0.0)	81.7
Cash and cash equivalents balance-beginning of period	0.1	138.4	30.3	40.8	—	209.6

Cash and cash equivalents balance-end of period	$5.4	$218.6	$18.3	$49.0	$(0.0)	$291.3

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets

June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$—	$95.2	$23.2	$70.6	$—	$189.0
Consumer loans, net	—	35.7	23.2	103.0	—	161.9
Pawn loans	—	0.1	—	136.1	—	136.2
Loans in default, net	—	5.0	0.1	8.7	—	13.8
Other receivables	0.3	17.0	3.7	10.6	—	31.6
Prepaid expenses and other current assets	—	6.0	6.6	25.9	—	38.5

Total current assets	0.3	159.0	56.8	354.9	—	571.0
Deferred tax asset, net of valuation allowance	—	20.2	—	1.1	—	21.3
Intercompany receivables	392.7	148.0	—	—	(540.7)	—
Property and equipment, net	—	30.8	16.4	51.0	—	98.2
Goodwill and other intangibles	—	235.1	313.5	383.4	—	932.0
Debt issuance costs, net	1.1	16.0	1.6	2.3	—	21.0
Investment in subsidiaries	163.2	302.0	56.3	—	(521.5)	—
Other	—	0.8	17.1	0.1	—	18.0

Total Assets	$557.3	$911.9	$461.7	$792.8	$(1,062.2)	$1,661.5

Current Liabilities
Accounts payable	$0.6	$16.0	$12.8	$31.7	$—	$61.1
Income taxes payable	—	0.5	1.3	11.9	—	13.7
Accrued expenses and other liabilities	0.9	32.7	26.2	38.6	—	98.4
Debt due within one year	—	—	6.5	89.2	—	95.7

Total current liabilities	1.5	49.2	46.8	171.4	—	268.9
Fair value of derivatives	—	73.8	—	0.1	—	73.9
Long-term deferred tax liability	—	14.3	25.4	16.5	—	56.2
Long-term debt	131.6	597.0	—	46.6	—	775.2
Intercompany payables	—	—	214.0	326.7	(540.7)	—
Other non-current liabilities	—	38.8	18.3	7.3	—	64.4

Total liabilities	133.1	773.1	304.5	568.6	(540.7)	1,238.6

Total DFC Global Corp. stockholders’ equity	424.2	138.8	157.2	224.7	(521.5)	423.4
Non-controlling interest	—	—	—	(0.5)	—	(0.5)

Total stockholders’ equity	424.2	138.8	157.2	224.2	(521.5)	422.9

Total Liabilities and Stockholders’ Equity	$557.3	$911.9	$461.7	$792.8	$(1,062.2)	$1,661.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations

Year ended June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$170.7	$61.6	$196.9	$—	$429.2
Check cashing	—	73.4	41.1	29.6	—	144.1
Other	—	66.5	41.2	107.4	—	215.1

Total revenues	—	310.6	143.9	333.9	—	788.4

Operating expenses:
Salaries and benefits	—	63.1	50.3	66.5	—	179.9
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Occupancy	—	18.3	13.1	19.6	—	51.0
Purchased gold costs	—	8.8	1.5	20.7	—	31.0
Depreciation	—	6.0	2.8	8.0	—	16.8
Other	—	40.7	24.7	63.5	—	128.9

Total operating expenses	—	156.8	99.7	224.7	—	481.2

Operating margin	—	153.8	44.2	109.2	—	307.2

Corporate and other expenses:
Corporate expenses	—	23.3	61.6	19.2	—	104.1
Intercompany charges	—	21.9	(36.9)	15.0	—	—
Other depreciation and amortization	—	1.7	8.2	4.7	—	14.6
Interest expense, net	13.7	65.1	3.8	8.2	—	90.8
Unrealized foreign exchange loss (gain)	—	(51.7)	2.7	2.0	—	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	—	39.3
Provision for litigation settlements	—	(3.9)	0.2	—	—	(3.7)
Loss on store closings	—	0.5	0.3	0.1	—	0.9
Other expense (income), net	—	0.2	(1.3)	6.9	—	5.8

(Loss) income before income taxes	(13.7)	57.4	5.6	53.1	—	102.4
Income tax (benefit) provision	—	13.4	7.4	17.9	—	38.7

Net (loss) income	(13.7)	44.0	(1.8)	35.2	—	63.7
Less: Net loss attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	44.0	—	—	—	(44.0)	—
Guarantors	(1.8)	—	—	—	1.8	—
Non-guarantors	35.7	—	—	—	(35.7)	—

Net (loss) income attributable to DFC Global Corp.	$64.2	$44.0	$(1.8)	$35.7	$(77.9)	$64.2

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$64.2	$44.0	$(1.8)	$35.2	$(77.9)	$63.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(77.9)	—	—	—	77.9	—
Depreciation and amortization	0.4	10.5	11.9	12.7	—	35.5
Change in fair value of derivatives not designated as hedges	—	20.7	—	—		20.7
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Non-cash stock compensation	4.6	—	—	—	—	4.6
Losses (gains) on disposal of fixed assets	—	0.3	(0.2)	—	—	0.1
Unrealized foreign exchange (gain) loss	—	(52.0)	—	4.6	—	(47.4)
Deferred tax provision	—	9.3	7.4	0.1	—	16.8
Accretion of debt discount and deferred issuance costs	8.4	6.9	—	—	—	15.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(5.6)	—	(5.6)
Increase in finance and service charges receivable	—	(3.2)	(1.7)	(12.4)	—	(17.3)
(Increase) decrease in other receivables	—	(1.4)	0.1	(4.8)	—	(6.1)
Decrease (increase) in prepaid expenses and other	—	0.1	(2.8)	(3.8)	—	(6.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.0	(30.8)	3.2	(9.1)	—	(35.7)

Net cash provided by operating activities	0.7	24.3	23.4	63.3	—	111.7
Cash flows from investing activities:
Net increase in consumer loans	—	(16.4)	(7.3)	(54.0)	—	(77.7)
Originations of pawn loans	—	—	—	(115.8)	—	(115.8)
Repayment of pawn loans	—	—	—	98.7	—	98.7
Acquisitions, net cash acquired	—	(36.3)	1.4	(244.4)	—	(279.3)
Additions to property and equipment	—	(8.1)	(6.8)	(26.5)	—	(41.4)
Net (increase) decrease in due from affiliates	(139.7)	(100.2)	(12.3)	252.2	—	—

Net cash used in investing activities	(139.7)	(161.0)	(25.0)	(89.8)	—	(415.5)
Cash flows from financing activities:
Proceeds from exercise of stock options	3.2	—	—	—	—	3.2
Proceeds from offering of common stock, net	130.2	—	—	—	—	130.2
Net increase in revolving credit facilities	—	—	6.5	59.5	—	66.0
Payment of contingent consideration and acquisition installment payments	—	—	—	(9.9)	—	(9.9)
Payment of debt issuance and other costs	0.2	(2.8)	—	(2.4)	—	(5.0)

Net cash provided by (used in) financing activities	133.6	(2.8)	6.5	47.2	—	184.5
Effect of exchange rate changes on cash and cash equivalents	—	16.1	—	0.9	—	17.0

Net (decrease) increase in cash and cash equivalents	(5.4)	(123.4)	4.9	21.6	—	(102.3)
Cash and cash equivalents balance-beginning of period	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of period	$—	$95.2	$23.2	$70.6	$—	$189.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets

June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$0.3	$96.2	$35.2	$92.3	$—	$224.0
Consumer loans, net	—	37.9	22.9	125.8	—	186.6
Pawn loans, net	—	0.3	—	153.6	—	153.9
Loans in default, net	—	3.9	0.4	25.3	—	29.6
Other receivables	0.3	7.9	4.5	21.3	—	34.0
Prepaid expenses and other current assets	—	5.6	8.3	36.1	—	50.0

Total current assets	0.6	151.8	71.3	454.4	—	678.1
Deferred tax asset, net of valuation allowance	—	20.5	—	1.3	—	21.8
Intercompany receivables	582.9	—	—	—	(582.9)	—
Property and equipment, net	—	30.8	19.5	70.3	—	120.6
Goodwill and other intangibles	—	230.7	279.9	392.2	—	902.8
Debt issuance costs, net	7.4	11.9	1.8	1.1	—	22.2
Investment in subsidiaries	195.7	457.1	124.3	—	(777.1)	—
Other	—	0.8	20.2	—	—	21.0

Total Assets	$786.6	$903.6	$517.0	$919.3	$(1,360.0)	$1,766.5

Current Liabilities
Accounts payable	$0.6	$16.5	$14.9	$20.1	$—	$52.1
Income taxes payable	—	—	1.4	14.3	—	15.7
Accrued expenses and other liabilities	2.4	29.2	34.5	33.8	—	99.9
Current portion of long-term debt	—	—	22.0	8.3	—	30.3

Total current liabilities	3.0	45.7	72.8	76.5	—	198.0
Fair value of derivatives	—	6.9	—	4.3	—	11.2
Long-term deferred tax liability	—	16.4	31.2	14.7	—	62.3
Long-term debt	322.3	597.4	—	62.6	—	982.3
Intercompany payables	—	21.7	192.7	368.5	(582.9)	—
Other non-current liabilities	—	25.5	21.1	5.9	—	52.5

Total liabilities	325.3	713.6	317.8	532.5	(582.9)	1,306.3

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	461.3	190.0	199.2	329.6	(718.8)	461.3
Non-controlling interest	—	—	—	(1.1)	—	(1.1)

Total stockholders’ equity	461.3	190.0	199.2	328.5	(718.8)	460.2

Total Liabilities and Stockholders’ Equity	$786.6	$903.6	$517.0	$919.3	$(1,360.0)	$1,766.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations

Year ended June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$181.5	$64.8	$399.6	$—	$645.9
Check cashing	—	74.3	37.0	27.4	—	138.7
Other	—	70.5	35.0	171.6	—	277.1

Total revenues	—	326.3	136.8	598.6	—	1,061.7

Operating expenses:
Salaries and benefits	—	64.8	48.7	107.9	—	221.4
Provision for loan losses	—	18.8	8.6	104.1	—	131.5
Occupancy	—	21.1	13.0	27.6	—	61.7
Purchased gold costs	—	8.4	3.1	45.4	—	56.9
Depreciation	—	5.8	2.6	13.7	—	22.1
Other	—	42.4	23.6	114.8	—	180.8

Total operating expenses	—	161.3	99.6	413.5	—	674.4

Operating margin	—	165.0	37.2	185.1	—	387.3

Corporate and other expenses:
Corporate expenses	2.4	20.5	70.1	27.0	—	120.0
Intercompany charges	—	26.5	(52.6)	26.1	—	—
Other depreciation and amortization	—	3.4	8.9	14.0	—	26.3
Interest expense, net	14.6	72.2	(5.0)	21.0	—	102.8
Goodwill and other intangible assets impairment charge	—	—	27.7	—	—	27.7
Unrealized foreign exchange loss (gain)	—	12.0	—	(0.5)	—	11.5
Gain on derivatives not designated as hedges	—	(2.9)	—	—	—	(2.9)
Provision for litigation settlements	—	0.1	3.9	0.1	—	4.1
Loss on store closings	—	0.4	0.4	0.1	—	0.9
Other expense (income), net	—	1.4	(1.8)	1.7	—	1.3

(Loss) income before income taxes	(17.0)	31.4	(14.4)	95.6	—	95.6
Income tax provision	—	13.5	5.9	24.4	—	43.8

Net (loss) income	(17.0)	17.9	(20.3)	71.2	—	51.8
Less: Net loss attributable to non-controlling interests	—	—	—	(0.6)	—	(0.6)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	17.9	—	—	—	(17.9)	—
Guarantors	(20.3)	—	—	—	20.3	—
Non-guarantors	71.8	—	—	—	(71.8)	—

Net income (loss) attributable to DFC Global Corp.	$52.4	$17.9	$(20.3)	$71.8	$(69.4)	$52.4

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$52.4	17.9	(20.3)	71.2	$(69.4)	$51.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(69.4)	—	—	—	69.4	—
Depreciation and amortization	0.7	12.4	12.4	28.1	—	53.6
Goodwill and other intangible assets impairment charge	—	—	27.7	—	—	27.7
Change in fair value of derivative not designated as a hedge	—	(17.7)	—	—	—	(17.7)
Provision for loan losses	—	18.8	8.6	104.1	—	131.5
Non-cash stock compensation	7.2	—	—	—	—	7.2
Loss on disposal of fixed assets	—	0.1	0.5	0.2	—	0.8
Unrealized foreign exchange loss (gain)	—	12.0	—	(0.5)	—	11.5
Deferred tax provision (benefit)	—	6.7	5.7	(2.0)	—	10.4
Accretion of debt discount and deferred issuance costs	11.0	6.9	—	—	—	17.9
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loans fees and service charges receivable	—	—	—	(5.5)	—	(5.5)
Increase in finance and service charges receivable	—	(2.6)	(0.5)	(14.9)	—	(18.0)
Decrease (increase) in other receivables	—	8.7	(0.8)	(9.0)	—	(1.1)
Increase in prepaid expenses and other	—	0.1	(5.0)	(7.3)	—	(12.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.9	(13.1)	7.8	22.2	—	17.8

Net cash provided by operating activities	2.8	50.2	36.1	186.6	—	275.7
Cash flows from investing activities:
Net increase in consumer loans	—	(19.0)	(8.1)	(114.8)	—	(141.9)
Originations of pawn loans	—	—	—	(279.7)	—	(279.7)
Repayment of pawn loans	—	—	—	262.1	—	262.1
Acquisitions, net of cash acquired	—	(10.2)	—	(76.9)	—	(87.1)
Additions to property and equipment	—	(10.0)	(8.5)	(38.2)	—	(56.7)
Net (increase) decrease in due from affiliates	(190.2)	52.3	(21.9)	159.8	—	—

Net (cash used) provided by in investing activities	(190.2)	13.1	(38.5)	(87.7)	—	(303.3)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2.7	—	—	—	—	2.7
Proceeds from convertible debt	230.0	—	—	—	—	230.0
Proceeds from issuance of debt	—	—	—	10.6	—	10.6
Net increase (decrease) in revolving credit facilities	—	—	15.5	(68.1)	—	(52.6)
Termination of cross currency swaps	—	(55.7)	—	—	—	(55.7)
Proceeds from issuance of warrants	30.3	—	—	—	—	30.3
Purchase of call spread option	(50.3)	—	—	—	—	(50.3)
Repurchase of DFC Stock	(15.9)	—	—	—	—	(15.9)
Payment of contingent consideration and acquisition installment payments	—	—	—	(17.6)	—	(17.6)
Payment of debt issuance and other costs	(9.1)	0.2	(1.1)	0.8	—	(9.2)

Net cash provided by (used in) financing activities	187.7	(55.5)	14.4	(74.3)	—	72.3
Effect of exchange rate changes on cash and cash equivalents	—	(6.8)	—	(2.9)	—	(9.7)

Net increase in cash and cash equivalents	0.3	1.0	12.0	21.7	—	35.0
Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.3	$96.2	$35.2	$92.3	$—	$224.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2012 and 2011 are as follows:

	Three Months Ended					Year Ended June 30
	September 30	December 31	March 31	June 30
	(Unaudited)
	(In millions except per share data)
Fiscal 2012:
Revenues	$261.6	$263.4	$270.0	$266.7		$1,061.7
Income before income taxes(1)	$8.9	$38.5	$41.0	$7.2	(2)	$95.6
Net (loss) income attributable to DFC Global Corp.(1)	$(1.8)	$26.6	$31.8	$(4.2	)(2)	$52.4
Basic earnings per share	$(0.04)	$0.61	$0.72	$(0.09)		$1.20
Diluted earnings per share	$(0.04)	$0.59	$0.70	$(0.09)		$1.16
Fiscal 2011:
Revenues	$174.2	$182.5	$197.8	$233.9		$788.4
Income before income taxes	$18.2	$30.3	$25.3	$28.6		$102.4
Net income attributable to DFC Global Corp.	$11.8	$19.6	$15.3	$17.5		$64.2
Basic earnings per share	$0.32	$0.54	$0.42	$0.41		$1.69
Diluted earnings per share	$0.32	$0.52	$0.40	$0.39		$1.62

(1)	The Company corrected certain immaterial prior period errors which resulted in a $0.4 million, $0.4 million and $0.5 million increase in income before income taxes for the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012, respectively. The correction of these certain prior period errors also resulted in a $0.3 million, $0.4 million and $0.3 million increase in net income for the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012, respectively. See Note 1 for further details.

(2)	Includes a goodwill and other intangible asset impairment charge of $27.7 million related to DFS.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company acquired Risicum Oyj (Risicum) on July 6, 2011 and Super Efectivo S.L. (Super Efectivo) on March 15, 2012. These companies are included in our 2012 financial statements as of the dates of the acquisitions and accounted for 14.6% and 0.4% of net income, respectively, and 3.0% and 0.6% of consolidated total assets, respectively, of the Company for the year ended June 30, 2012. Because of the timing of the acquisitions, the internal controls over financial reporting of Risicum and Super Efectivo were excluded from a formal evaluation of effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

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

(a)	Changes in Internal Control Over Financial Reporting

DFC Global Corp.’s principal executive officer and principal financial officer have concluded that the Risicum and Super Efectivo acquisitions created a material change to its internal control over financial reporting. Risicum and Super Efectivo are significant subsidiaries for DFC Global Corp. that operated under their pre-acquisition internal control over financial reporting for the time from acquisition through June 30, 2012. DFC Global Corp. has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and DFC Global Corp. continues to assess the current internal control over financial reporting at Risicum and Super Efectivo.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Executive Officers and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Practices and Structure of the Board of Directors” in our definitive proxy statement for our 2012 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”).

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

We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Officers and Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information required by this Item from the information set forth under the caption “Securities Ownership” in our 2012 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans As of June 30, 2012:

The following table sets forth, as of June 30, 2012, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation Plans approved by Stockholders:
Options	3,256,543	$13.17		5,278,234	(a)
Restricted Shares/Restricted Stock Unit Awards	743,161	(b	)	(a	)
Equity compensation Plans not approved by Stockholders	—	—		—
Total	3,999,704	$13.17		5,278,234

(a)	On November 11, 2010, DFC’s stockholders approved an amendment to the 2007 Plan. Under the terms of the amendment, the maximum aggregate number of shares of DFC’s common stock that may be issued pursuant to Awards granted under the 2007 Plan is 10,500,000; provided, however, that 1.67 shares will be deducted from the number of shares available for grant under the 2007 Plan for each share that underlies an Award granted under the 2007 Plan on or after November 11, 2010 for restricted stock, restricted stock units, performance awards or other Awards for which the full value of such share is transferred by DFC to the award recipient.

(b)	Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information required by this Item from the information set forth under the captions “Practices and Structure of the Board of Directors” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

PART IV

Item 15.	EXHIBITS , FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

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

(3) Exhibits.

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(8)

2.2	Purchase Agreement dated as of October 28, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(15)

2.3	Amendment to Purchase Agreement dated as of December 23, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(16)

2.4	Stock Purchase Agreement dated December 2, 2010 between NSF Nordic Special Finance AB and Dollar Financial U.K. Limited(18)

2.5	Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation(21)

3.1(a)	Amended and Restated Certificate of Incorporation of DFC Global Corp. (formerly Dollar Financial Corp.), as amended(24)

3.1(b)	Amended and Restated Bylaws of DFC Global Corp. (formerly known as Dollar Financial Corp.), as amended(24)

4.1	Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 2.875% Senior Convertible Notes due 2027(5)

4.2	Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers(5)

4.3	Indenture dated December 23, 2009 between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.00% Senior Convertible Notes due 2028(16)

4.4	Indenture dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and U.S. Bank National Association, as trustee, governing the terms of the 10.375% Senior Notes due 2016(16)

4.5	Registration Rights Agreement dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers(16)

4.6	Supplemental Indenture dated December 2, 2010 among DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers’ Financial Services, LLC and U.S. Bank National Association, as trustee(19)

Exhibit No.	Description of Document

4.7	Guarantee dated December 2, 2010 executed by DFG Acquisition Services, Inc., Military Financial Services, LLC and Dealers’ Financial Services, LLC(19)

4.8	Supplemental Indenture dated February 25, 2011 between Dollar Financial U.S., Inc. and U.S. Bank National Association, as trustee(22)

4.9	Guarantee dated February 25, 2011 executed by Dollar Financial U.S., Inc.(22)

10.1	Second Amended and Restated Credit Agreement dated as of March 3, 2011 among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders(20)

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of December 23, 2011 among DFC Global Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders(27)

10.3	Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and DFG Holdings, Inc.(1)

10.4	Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(2)

10.5	Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(3)

10.6	Form of Director Indemnification Agreement(2)

10.7*	Amended and Restated Employment Agreement, dated as of September 7, 2012, by and among Jeffrey A. Weiss, Dollar Financial Group, Inc., and DFC GlobalCorp.(25)

10.8*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Norman Miller, Dollar Financial Group, Inc. and DFC Global Corp.(25)

10.9*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Randy Underwood, Dollar Financial Group, Inc. and DFC Global Corp.(25)

10.10*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009(13)

10.11*	Employment Agreement, dated as of November 14, 2011, by and among Kenneth Schwenke, Dollar Financial Group, Inc. and DFC Global Corp.(26)

10.12*#	Employment Agreement, dated as of August 16, 2011, by and among Michael Coury, Dollar Financial Group, Inc. and DFC Global Corp.

10.13*#	Amendment to Employment Agreement, dated as of June 6, 2012, by and among Michael Coury, Dollar Financial Group, Inc. and DFC Global Corp.

10.14*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(6)

Exhibit No.	Description of Document

10.15*	Form of Stock Option Agreement for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)

10.16*	Form of Stock Option Grant Notice for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)

10.17*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(9)

10.18*	Form of Restricted Stock Grant Document for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(13)

10.19*	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan (International Grantee)(13)

10.20*	Dollar Financial Corp. 2007 Equity Incentive Plan, as amended(23)

10.21*#	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan

10.22*	Form of Stock Option Agreement for 2007 Equity Incentive Plan(24)

10.23*	Form of Stock Option Grant Notice for 2007 Equity Incentive Plan(24)

10.24*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)(11)

10.25*	Form of Restricted Stock Grant Document for the 2007 Stock Incentive Plan(13)

10.26*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of January 1, 2009(10)

10.27*	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(10)

10.28*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants(7)

10.29*	DFC Global Corp. Executive and Key Management Bonus Program(24)

10.30*	DFC Global Corp. Long Term Incentive Compensation Program(24)

10.31	Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased, and Ronald Adrien Oriet, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009(14)

10.32	Settlement Agreement effective as of March 4, 2010 and executed as of May 6, 2010 by and among Kurt MacKinnan and Louise Parsons, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants(17)

10.33	Indenture dated April 16, 2012 between DFC Global Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.25% Senior Convertible Notes due 2017(28)

10.34	Confirmation regarding convertible bond hedge transactions dated April 10, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(28)

10.35	Confirmation regarding convertible bond hedge transactions dated April 10, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(28)

10.36	Confirmation regarding warrant transactions dated April 10, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(28)

10.37	Confirmation regarding warrant transactions dated April 10, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(28)

10.38	Confirmation regarding convertible bond hedge transactions dated April 11, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(28)

Exhibit No.	Description of Document

10.39	Confirmation regarding convertible bond hedge transactions dated April 11, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(28)

10.40	Confirmation regarding warrant transactions dated April 11, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(28)

10.41	Confirmation regarding warrant transactions dated April 11, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(28)

21.1#	Subsidiaries of DFC Global Corp.

23.1#	Consent of Ernst & Young LLP

31.1#	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

31.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

31.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

32.1#	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)

(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)

(3)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)

(5)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 17, 2007 (File No. 000-50866)

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)

Exhibit No.	Description of Document

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866

(10)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008 (File No. 000-50866)

(11)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 5, 2008 (File No. 000-50866)

(12)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 20, 2009 (File No. 000-50866)

(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 3, 2009 (File No. 000-50866)

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2009 (File No. 000-50866)

(15)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009 (File No. 000-50866)

(16)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009 (File No. 000-50866)

(17)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2010 (File No. 000-50866)

(18)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on January 5, 2011 (File No. 000-50866)

(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 9, 2011 (File No. 000-50866)

(20)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 9, 2011 (File No. 000-50866)

(21)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 5, 2011 (File No. 000-50866)

(22)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2011 (File No. 000-50866)

(23)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2011 (File No. 000-50866)

(24)	Incorporated by reference to the Annual Report on Form 10-K filed by DFC Global Corp. on August 29, 2011 (File No. 000-50866)

(25)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on September 7, 2011 (File No. 000-50866)

(26)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on November 14, 2011 (File No. 000-50866)

(27)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on December 30, 2011 (File No. 000-50866)

(28)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on April 16, 2012 (File No. 000-50866)

*	Management contracts and compensatory plans and arrangements

#	Filed herewith.

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
Randy Underwood
Executive Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	August 29, 2012

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial officer)	August 29, 2012

/s/ WILLIAM M. ATHAS William M. Athas	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)	August 29, 2012

/s/ DAVID JESSICK David Jessick	Director	August 29, 2012

/s/ CLIVE KAHN Clive Kahn	Director	August 29, 2012

/s/ JOHN GAVIN John Gavin	Director	August 29, 2012

/s/ RON MCLAUGHLIN Ron McLaughlin	Director	August 29, 2012

/s/ MICHAEL KOOPER Michael Kooper	Director	August 29, 2012