Form 10-Q
period 2012-12-31
DFC GLOBAL CORP.
filed 2013-02-08
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes   ☐     No   ☒

As of February 7, 2013, 41,885,520 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30,	December 31,
	2012	2012
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$224.0	$194.0
Consumer loans, net:
Consumer loans	206.4	241.8
Less: Allowance for consumer loan losses	(19.8)	(21.4)

Consumer loans, net	186.6	220.4
Pawn loans	153.9	169.7
Loans in default, net of an allowance of $55.9 and $81.6	29.6	43.5
Other receivables	34.0	28.0
Prepaid expenses and other current assets	49.8	61.4
Current deferred tax asset, net of valuation allowance of $5.4 and $5.4	0.2	3.7

Total current assets	678.1	720.7
Deferred tax asset, net of valuation allowance of $79.3 and $85.7	21.8	18.7
Property and equipment, net of accumulated depreciation of $165.7 and $184.3	120.6	130.0
Goodwill and other intangibles, net	902.8	920.8
Debt issuance costs, net of accumulated amortization of $12.6 and $15.9	22.2	19.6
Other	21.0	21.1

Total Assets	$1,766.5	$1,830.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.1	$43.3
Income taxes payable	15.7	34.0
Accrued expenses and other liabilities	99.9	86.3
Current portion of long-term debt	73.7	53.7

Total current liabilities	241.4	217.3
Fair value of derivatives	11.2	28.6
Long-term deferred tax liability	62.3	63.2
Long-term debt	938.9	982.3
Other non-current liabilities	52.5	51.1
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,243,445 shares and 41,871,979 shares issued and outstanding at June 30, 2012 and December 31, 2012, respectively	—	—
Additional paid-in capital	491.5	470.4
(Accumulated deficit) retained earnings	(0.8)	27.5
Accumulated other comprehensive loss	(29.4)	(9.5)

Total DFC Global Corp. stockholders’ equity	461.3	488.4
Non-controlling interest	(1.1)	—

Total stockholders’ equity	460.2	488.4

Total Liabilities and Stockholders’ Equity	$1,766.5	$1,830.9

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2012	2011	2012
Revenues:
Consumer lending	$159.7	$189.5	$316.7	$368.1
Check cashing	34.7	32.8	70.9	65.5
Pawn service fees and sales	20.5	21.7	41.3	41.4
Money transfer fees	9.8	10.0	19.4	19.5
Gold sales	18.0	19.0	33.9	33.2
Other	20.7	19.9	42.8	41.9

Total revenues	263.4	292.9	525.0	569.6

Operating expenses:
Salaries and benefits	54.2	61.2	108.0	119.7
Provision for loan losses	31.5	40.1	63.3	78.5
Occupancy	14.8	17.0	29.8	33.8
Purchased gold costs	14.3	14.9	26.4	25.1
Advertising	14.0	16.3	28.0	31.9
Depreciation	5.4	6.8	10.6	13.4
Maintenance and repairs	4.0	4.5	8.1	8.7
Bank charges and armored carrier service	5.3	5.9	10.7	11.6
Returned checks, net and cash shortages	2.0	2.5	4.2	4.9
Other	21.9	24.1	43.2	48.2

Total operating expenses	167.4	193.3	332.3	375.8

Operating margin	96.0	99.6	192.7	193.8

Corporate and other expenses:
Corporate expenses	29.6	32.5	60.7	63.5
Other depreciation and amortization	6.6	6.1	13.0	12.7
Interest expense, net	24.2	30.8	48.7	62.9
Intangible asset impairment charge	—	—	—	5.5
Unrealized foreign exchange (gain) loss	(12.3)	(0.6)	30.1	(1.7)
Loss (gain) on derivatives not designated as hedges	8.1	—	(12.7)	—
Provision for litigation settlements	—	—	4.0	2.7
Loss on store closings	0.2	0.2	0.3	0.6
Other expense (income), net	1.1	(0.2)	1.2	(0.4)

Income before income taxes	38.5	30.8	47.4	48.0
Income tax provision	12.1	11.1	23.0	19.9

Net income	26.4	19.7	$24.4	$28.1
Less: Net loss attributable to non-controlling interests	(0.2)	—	(0.4)	(0.2)

Net income attributable to DFC Global Corp.	$26.6	$19.7	$24.8	$28.3

Net income per share attributable to DFC Global Corp.:
Basic	$0.61	$0.46	$0.57	$0.66
Diluted	$0.59	$0.45	$0.54	$0.64
Weighted average shares outstanding:
Basic	43,886,318	42,841,986	43,806,301	43,149,952
Diluted	45,211,862	43,794,629	45,593,136	44,196,136

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2012	2011	2012
Net income	$26.4	$19.7	$24.4	$28.1
Other comprehensive (loss) income:
Foreign currency translation adjustment(1)	(11.8)	6.9	(17.7)	16.4
Fair value adjustments of derivatives, net	—	1.9	—	1.9
Amortization of accumulated other comprehensive loss related to ineffective cash flow hedges, net (2)	0.7	0.4	2.0	1.6

Other comprehensive (loss) income	(11.1)	9.2	(15.7)	19.9
Comprehensive income	15.3	28.9	8.7	48.0
Net loss applicable to non-controlling interests	(0.2)	—	(0.4)	(0.2)

Comprehensive income attributable to DFC Global Corp.	$15.5	$28.9	$9.1	$48.2

(1)

The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive loss on the balance sheet were gains of $4.2 million and $14.2 million as of December 31, 2011 and 2012, respectively.

(2)

Net of $0.4 million and $0.2 million of tax for the three months ended December 31, 2011 and 2012, respectively. For the six months ended December 31, 2011 and 2012, the tax was $0.9 million and $0.6 million, respectively.

Accumulated other comprehensive loss, net of related tax, consisted of $1.6 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2012.

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

				(Accumulated		Accumulated
	Common Stock		Additional	Deficit)	Non-	Other	Total
	Outstanding		Paid-in	Retained	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Interest	Loss	Equity
Balance, June 30, 2012	43,243,445	$—	$491.5	$(0.8)	$(1.1)	$(29.4)	$460.2

Comprehensive income
Foreign currency translation						16.4	16.4
Cash flow hedges						3.5	3.5
Net income				28.3			28.3

Total comprehensive income							48.2
Restricted stock grants	159,727
Stock options exercised	94,177		0.9				0.9
Vested portion of granted restricted stock and restricted stock units			3.1				3.1

Repurchase of common stock	(1,557,108)		(26.1)				(26.1)
Retirement of common stock	(68,262)
Other stock compensation			2.3				2.3
Net loss attributable to non-controlling interest			—		(0.2)		(0.2)
Acquisition of non-controlling interest			(1.3)		1.3		—

Balance, December 31, 2012	41,871,979	$—	$470.4	$27.5	$—	$(9.5)	$488.4

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	December 31,
	2011	2012
Cash flows from operating activities:
Net income	$24.4	$28.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.0	29.4
Intangible asset impairment charge	—	5.5
Change in fair value of derivatives not designated as hedges	(21.6)	—
Provision for loan losses	63.3	78.5
Non-cash stock compensation	3.3	5.5
Loss on disposal of fixed assets	0.1	0.7
Unrealized foreign exchange loss (gain)	30.1	(1.7)
Deferred tax provision (benefit)	3.6	(4.0)
Accretion of debt discount and deferred issuance costs	8.0	11.6
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(4.7)	(1.9)
Increase in finance and service charges receivable	(14.0)	(18.9)
Decrease in other receivables	7.3	6.6
Increase in prepaid expenses and other	(6.0)	(5.0)
Decrease in accounts payable, accrued expenses and other liabilities	(5.3)	(9.1)

Net cash provided by operating activities	114.5	125.3
Cash flows from investing activities:
Net increase in consumer loans	(77.3)	(98.4)
Originations of pawn loans	(100.8)	(146.7)
Repayment of pawn loans	86.4	140.9
Acquisitions, net of cash acquired	(62.8)	(17.9)
Additions to property and equipment	(30.0)	(24.3)

Net cash used in investing activities	(184.5)	(146.4)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2.5	0.9
Net increase in revolving credit facilities	89.3	18.5
Repurchase of common stock	—	(26.1)
Purchase of 2.875% Senior Convertible Notes due 2027	—	(8.6)
Payment of acquisition installment payments and contingent consideration	(5.2)	—
Payment of debt issuance and other costs	(0.3)	(0.2)

Net cash provided by (used in) financing activities	86.3	(15.5)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	6.6

Net increase (decrease) in cash and cash equivalents	7.0	(30.0)
Cash and cash equivalents at beginning of period	189.0	224.0

Cash and cash equivalents at end of period	$196.0	$194.0

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

DFC Global Corp. is a Delaware corporation formed in 1990. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,450 locations (of which 1,409 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM , Super Efectivo® and MoneyNow!® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based unsecured short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, in Finland, Sweden and Poland primarily under the Risicum® and OK Money® brand names, and in the Czech Republic under the MoneyNow! brand name. The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. In addition, the Company’s Dealers’ Financial Services (“DFS”) subsidiary provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced primarily under agreements with third-party lenders based in the United States.

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

The Company has reclassified $43.4 million of debt previously classified as Long-term debt on the Consolidated Balance Sheet as of June 30, 2012 to Current portion of long-term debt. This reclassification relates to the Company’s Senior Convertible Notes due 2027 (the “2027 Notes”). The holders of the 2027 Notes had the right to require DFC to purchase all or a portion of the 2027 Notes on December 31, 2012.

During fiscal 2012, the Company identified certain immaterial classification errors in its Consolidated Statements of Cash Flows. The Company has corrected these errors by reclassifying certain cash flows related to consumer loan and pawn lending activities from operating activities cash flows to investing activities cash flows for the six months ended December 31, 2011. These reclassifications increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

amount. During fiscal 2012, the Company also identified an immaterial reclassification error in its Consolidated Statement of Cash Flows for the six months ended December 31, 2011 related to the classification of acquisition installment payments. This reclassification decreased total cash used in investing activities and decreased net cash provided by investing activities for the six months ended December 31, 2011. The reclassifications did not change total cash, net income, or any other operating measure.

The following table reflects a summary of the reclassifications to the Company’s historical financial statements for the six months ended December 31, 2011 (in millions):

Net cash provided by operating activities, as originally reported			$22.8

Adjustments

Decrease in changes in other receivables	a	)	108.9

Adjustments to prepaid expenses and other	b	)	1.5

Increase in pawn loan fees and service charges receivable	c	)	(4.7)

Increase in finance and service charges receivable	c	)	(14.0)

Total adjustments to cash provided by operating activities			91.7

Net cash provided by operating activities, as adjusted			$114.5

Net cash used in investing activities, as originally reported			$(98.0)

Adjustments

Net increase in consumer loans	a	)	(77.3)

Originations of pawn loans	a	)	(100.8)

Repayment of pawn loans	a	)	86.4

Payment of acquisition installment payment	d	)	5.2

Total adjustments to net cash used in investing activities			(86.5)

Net cash used in investing activities, as adjusted			$(184.5)

Net cash provided by financing activities, as originally reported			$91.5

Adjustments

Payment of acquisition installment payment	d	)	(5.2)

Net cash provided by financing activities, as adjusted			$86.3

Net increase in cash and cash equivalents, as reported			7.0

Net increase in cash and cash equivalents, as adjusted			7.0

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

During the year-end financial close process of fiscal 2012, the Company identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of its DFS subsidiary in fiscal 2010. The Company also identified a prior period error related to the depreciation of certain fixed assets of its Canadian subsidiary. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, and an understatement of the income tax provision, in the Consolidated Statement of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were likewise understated in the Consolidated Balance Sheets for prior periods. These errors impacted periods beginning with the fiscal year ended June 30, 2007 and subsequent periods through March 31, 2012. The Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. However, in accordance with the aforementioned ASC Topics, the Company is restating its Consolidated Financial Statements for the prior periods impacted.

The correction of these misstatements resulted in an increase of $0.01 in net income per share basic and diluted for the three months ended December 31, 2011 and an increase of $0.02 in net income per share basic and an increase of $0.01 in net income per share diluted for the six months ended December 31, 2011. The Segment Information provided in Note 10 has also been restated to reflect these corrections.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of DFC Global Corp., and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and Poland, at approximately one hundred of its locations in Ontario, Canada, and at the Company’s pawn shops in the United Kingdom, Sweden, Finland and Spain. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. Pawn revenues are recognized using the interest method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by the Company concurrent with the funding of loans by the third party lending financial institutions. DFS also earns additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consumer Loans, Net

Unsecured short-term and longer-term installment loans that the Company originates are reflected on the balance sheet in consumer loans receivable, net. Consumer loans, net are reported net of an allowance for loan losses as described below in “Consumer Loan Loss Reserves Policy”.

Loans in Default

Loans in default consist of unsecured short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provision in the period that the loan is placed in default status. The reserve is reviewed monthly and any change to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provision. If the loans remain in a defaulted status for an extended period of time, an allowance for the entire amount of the loan is recorded and the receivable is charged off.

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

Generally, when a short-term loan is originated, the customer receives the cash proceeds in exchange for a post-dated check or a written authorization to initiate a charge to the customer’s bank account on the stated maturity date of the loan. If the check or the debit to the customer’s account is returned from the bank unpaid, the loan is placed in default status and an allowance for this defaulted loan receivable is established and is included in loan loss provision expense in the period that the loan is placed in default status. This reserve is reviewed monthly and any additional provision to the loan loss reserve as a result of historical loan performance, current collection patterns and current economic trends is included in loan loss provision expense. If a loan remains in defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the loan is charged off. Recoveries on loans that were completely charged off are credited to the allowance when collected.

The Company typically does not maintain a loan loss reserve for potential future losses on secured pawn loans. Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the estimated fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer repays the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset and auction-related administrative fees are returned to the customer.

Stockholders’ Equity

On December 14, 2011, the Company’s Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. On September 20, 2012, the Company’s Board of Directors reconfirmed the plan through September 30, 2013. During the six months ended December 31, 2012, the Company repurchased 1,557,108 shares of its outstanding common stock for an aggregate purchase price of $26.1 million, at an average price per share of $16.89. As of December 31, 2012, an additional approximately 2.5 million shares may be repurchased under the stock repurchase plan.

During the three months ended December 31, 2012, the Company acquired the remaining 24% non-controlling interest in its Polish subsidiary, Optima, S.A., for 0.1 million Polish Zloty (approximately $38,000). The acquisition was recorded as an equity transaction that reduced non-controlling interest and additional paid-in capital by approximately $1.3 million.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, after adjusting for the dilutive effect of stock options, restricted stock, restricted stock units, convertible debt and warrants. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Net income attributable to DFC Global Corp.	$26.6	$19.7	$24.8	$28.3
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	43.9	42.8	43.8	43.1
Effect of dilutive stock options (1)	1.1	0.9	1.2	1.0
Effect of unvested restricted stock and restricted stock unit grants (1)	0.2	0.1	0.3	0.1
Dilutive effect of convertible debt (1)	—	—	0.3	—

Weighted average number of shares of common stock outstanding - diluted	45.2	43.8	45.6	44.2

(1)	The effect of dilutive stock options and convertible debt was determined under the treasury stock method.

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

Compensation expense related to share-based compensation included in the statement of operations for the three months ended December 31, 2011 and 2012 was $1.9 million and $2.0 million, respectively, net of related tax and $3.3 million and $4.1 million, respectively, net of related tax effects for the six months ended December 31, 2011 and 2012, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2012	2011	2012
Expected volatility	51.1%	49.1%	51.1%	49.1%
Expected life (years)	5.6	5.5	5.8	5.5
Risk-free interest rate	1.45%	1.04%	1.45%	1.05%
Expected dividends	None	None	None	None
Weighted average fair value	$9.05	$7.31	$10.36	$7.42

A summary of the status of stock option activity for the six months ended December 31, 2012 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	($ in millions)
Options outstanding at June 30, 2012 (2,379,644 shares exercisable)	3,256,543	$13.17	6.5	$19.0
Granted	78,835	$16.37
Exercised	(94,177)	$9.96
Forfeited and expired	(20,117)	$18.09

Options outstanding at December 31, 2012	3,221,084	$13.31	6.1	$18.5

Exercisable at December 31, 2012	2,533,464	$11.84	5.3	$17.7

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of December 31, 2012. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three and six months ended December 31, 2012 was $0.5 million and $0.8 million, respectively. As of December 31, 2012, the total unrecognized compensation cost over a weighted-average period of 1.9 years, related to stock options, is expected to be $4.1 million. Cash received from stock options exercised for the three and six months ended December 31, 2012 was $0.6 million and $0.9 million, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Information concerning unvested restricted stock awards is as follows:

Weighted
Average
	Restricted	Grant-Date
	Stock Awards	Fair-Value
Outstanding at June 30, 2012	15,950	$15.24
Granted	—	$—
Vested	(15,950)	$15.24
Forfeited	—	$—

Outstanding at December 31, 2012	—	$—

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

Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value
Outstanding at June 30, 2012	727,211	$18.29
Granted	272,307	$18.12
Vested	(231,104)	$17.82
Forfeited	(16,552)	$17.62

Outstanding at December 31, 2012	751,862	$18.39

As of December 31, 2012, there was $13.8 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three and six months ended December 31, 2012 was $2.1 million and $4.4 million, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011 – 05 (“ASU 2011-12”). ASU 2011-12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company adopted ASU 2011-05, as amended by ASU 2011-12, on July 1, 2012. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a material effect on the Company’s financial position or results of operations.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short-term consumer loans and one hundred eighty days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2012

	Retail-based		Internet-based
	Consumer Loans		Consumer Loans		Pawn
	Gross	Allowance	Gross	Allowance	Loans
Performing	$117.6	$10.3	$88.8	$9.5	$153.9
Non-performing	49.5	36.4	36.0	19.5	—

	$167.1	$46.7	$124.8	$29.0	$153.9

As of December 31, 2012
	Retail-based		Internet-based
	Consumer Loans		Consumer Loans		Pawn
	Gross	Allowance	Gross	Allowance	Loans
Performing	$141.8	$10.8	$100.0	$10.6	$169.7
Non-performing	58.5	42.5	66.6	39.1	—

	$200.3	$53.3	$166.6	$49.7	$169.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2012 and December 31, 2012:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2012

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$14.8	$8.7	$5.7	$28.2	$57.4	$109.7	$167.1	$1.9
Internet-based Consumer Loans	10.9	6.6	6.0	12.5	36.0	88.8	124.8	—
Pawn Loans	—	—	—	—	—	153.9	153.9	—

Total	$25.7	$15.3	$11.7	$40.7	$93.4	$352.4	$445.8	$1.9

As of December 31, 2012
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$17.2	$9.9	$7.9	$32.0	$67.0	$133.3	$200.3	$2.2
Internet-based Consumer Loans	13.6	9.4	7.2	36.4	66.6	100.0	166.6	—
Pawn Loans	—	—	—	—	—	169.7	169.7	—

Total	$30.8	$19.3	$15.1	$68.4	$133.6	$403.0	$536.6	$2.2

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2012 and December 31, 2012:

Loans Receivable on Nonaccrual Status

(in millions)

As of June 30, 2012

Retail-based Consumer Loans	$49.5
Internet-based Consumer Loans	36.0
Pawn Loans	—

Total	$85.5

As of December 31, 2012
Retail-based Consumer Loans	$58.5
Internet-based Consumer Loans	66.6
Pawn Loans	—

Total	$125.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2012	2011	2012
Allowance for Consumer Loan Losses:
Beginning Balance	$59.1	$81.4	$52.6	$75.7
Provision for loan losses	31.5	40.1	63.3	78.5
Charge-offs	(29.8)	(28.0)	(57.0)	(70.3)
Recoveries	8.6	8.5	14.6	15.8
Effect of foreign currency translation	(0.6)	1.0	(4.7)	3.3

Ending Balance	$68.8	$103.0	$68.8	$103.0

3. Acquisitions

The following acquisitions have been accounted for under the acquisition method of accounting.

On July 6, 2011, the Company acquired Risicum Oyj (“Risicum”), a provider of Internet loans in Finland with headquarters in Helsinki, Finland. Risicum, which was established in 2005, provides loans predominantly in Finland through both Internet and mobile phone technology, utilizing multiple brands to target specific customer demographics. Risicum also provides Internet and telephony- based loans in Sweden. The total cash consideration for the acquisition was approximately $46.5 million. The Company also incurred transaction costs of approximately $0.9 million.

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

During fiscal 2013, the Company completed various small acquisitions in Canada and the United Kingdom that resulted in an aggregate increase in goodwill of $9.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Management’s valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocations.

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading marketing positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies with de novo expansion following thereafter. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of its industry, is one that does not rely heavily on tangible assets and, therefore, it is common to have a majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2012	$755.5
Acquisitions:
Various small acquisitions	9.7
Foreign currency translation adjustment	19.3

Balance at December 31, 2012	$784.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

4. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2012 are as follows (in millions):

	Europe	Canada	United States	Other	Total
Balance at June 30, 2012	$336.7	$178.7	$205.7	$34.4	$755.5
Acquisitions	7.3	2.4	—	—	9.7
Foreign currency translation adjustments	15.0	4.3	—	—	19.3

Balance at December 31, 2012	$359.0	$185.4	$205.7	$34.4	$784.5

The following table reflects the components of intangible assets (in millions):

	June 30, 2012	December 31, 2012
Non-amortizing intangible assets:
Goodwill	$755.5	$784.5
Reacquired franchise rights	53.3	54.7
DFS MILES Program	25.4	25.4
Tradenames	3.4	3.5

	$837.6	$868.1

Amortizable intangible assets:
Purchased technology	$47.7	$49.4
Various contracts	41.5	36.5
Reacquired franchise rights	5.9	6.2
Accumulated amortization:
Purchased technology	(7.1)	(9.3)
Various contracts	(21.4)	(28.1)
Reacquired franchise rights	(1.4)	(2.0)

Total intangible assets	$902.8	$920.8

Goodwill is the excess of purchase price over the fair value of the net assets of the business acquired.

Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of its reporting units is less than their carrying amounts as a basis for determining whether or not to perform the quantitative two-step goodwill impairment test. The Company then estimates the fair value of each reporting unit not meeting the qualitative criteria and compares their fair values to their carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company determines the implied fair value of goodwill for that reporting unit by deducting the estimated fair value of its assets, other than goodwill, from its overall fair value. If the fair value of goodwill is less than its carrying amount, the Company recognizes an impairment loss for the difference.

Other indefinite-lived intangible assets consist of reacquired franchise rights, DFS’ MILES program brand name and the Sefina and Payday UK trade names, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. As of December 31, 2012, there was no impairment of other indefinite-lived intangible assets. As prescribed under ASC 805, beginning with franchisee acquisitions consummated in fiscal 2010 or later, reacquired franchise rights are no longer considered indefinite-lived; rather they are amortized over the remaining contractual life of the franchise agreement. Changes in foreign exchange rates period over period impact the carrying value of the indefinite lived reacquired franchise rights.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The fair value of reporting units are estimated using a present value technique using discounted future cash flows, and are corroborated with guideline public company market multiple fair value technique. The most significant assumptions used in the discounted cash flow fair value technique are the business projections used to derive future cash flows and the weighted average cost of capital used to discount such projections. Assumptions in estimating future cash flows are subject to a high degree of judgment, and management considers both specified short term planned strategies such as store expansion, new product offerings, and planned marketing strategies, along with longer term business opportunities and growth projections, based in part on past performance. In selecting the appropriate discount rate to use in the individual discounted cash flow models, management considers factors for each reporting unit such as size, the consistency of its previous performance and the general maturity of the reporting unit’s business, and the projected rate of growth in the cash flow model.

During the three months ended September 30, 2012, the Company performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets related to its DFS reporting unit. The Company determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of its contract with the third-party national bank that funds a majority of the loans for its Military Installment Loan and Education Services, or MILES®, program. The Company recorded an intangible asset impairment charge of approximately $5.5 million for the three months ended September 30, 2012, as a result of the interim impairment review. The Company is in discussions with potential additional lending partners that would more competitively underwrite these loans. These discussions are in advanced stages, and the Company believes that these new lending arrangements will be in place later this fiscal year.

Additionally, on September 11, 2012, a bill was introduced in the Finnish Parliament to restrict the interest rate on loans less than €2,000 to an annual percentage rate of 49% plus the European Central Bank rate. If approved as drafted, this law would significantly restrict our present internet-based short-term loan product in Finland.

If the Company is not successful in replacing the current primary lending bank for its MILES loan program, or if the proposed Finnish regulation is passed and the Company is not successful in adding other alternative products in Finland, it is reasonably possible that future goodwill impairment charges could be recognized.

Amortization expense of intangible assets was $4.6 million and $4.2 million for the three months ended December 31, 2011 and 2012, respectively. Amortization expense of intangible assets was $9.2 million and $8.9 million for the six months ended December 31, 2011 and 2012, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2013	$16.7
2014	13.4
2015	10.5
2016	8.7
2017	7.1

$56.4

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

5. Debt

The Company had debt obligations at June 30, 2012 and December 31, 2012 as follows (in millions):

	June 30,	December 31,
	2012	2012
Global Revolving credit facility	$22.0	$45.0
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(2.6)	(2.4)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	181.4	185.6
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	43.4	36.2
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	97.5	101.2
Scandinavian credit facilities	62.6	61.7
Other	8.3	8.7

Total debt	1,012.6	1,036.0

Less: current portion of debt	(73.7)	(53.7)

Long-term debt	$938.9	$982.3

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change of control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. NMM may redeem some or all of the 2016 Notes at any time prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of the 2016 Notes redeemed plus any accrued and unpaid interest, if any, plus a “make-whole” premium defined in the indenture governing the 2016 Notes. On or after December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time; (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014; (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs between December 15, 2014 and December 15, 2015; and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Holders had the right to require DFC to purchase all or a portion of the 2027 Notes on December 31, 2012 (the “Repurchase Option”) and will have the same right on each of December 31, 2014, June 30, 2017 and June 30, 2022 for a purchase price payable in cash equal to 100% of the principal amount of the 2027 Notes purchased plus any accrued and unpaid interest, up to but excluding the purchase date.

On December 31, 2012, an aggregate principal amount of $8.6 million of the 2027 Notes were surrendered and repurchased pursuant to the Repurchase Option. Any 2027 Notes not repurchased pursuant to the Repurchase Option remain outstanding and continue to be subject to the terms and conditions of the 2027 Notes and the indenture governing the 2027 Notes. Following the repurchase of 2027 Notes pursuant to the Repurchase Option, an aggregate principal amount of $36.2 million of 2027 Notes remained outstanding and have been classified as long term as of December 31, 2012.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

In April 2012, DFC also entered into privately-negotiated warrant transactions with affiliates of the initial purchasers of the 2017 Notes, whereby DFC sold warrants to acquire, subject to customary anti-dilution adjustments, 9,379,240 shares and 1,406,886 shares, respectively, of DFC common stock at a strike price of $26.45 per share, also subject to adjustment. As consideration for the warrants, the Company received $26.4 million and $4.0 million, respectively.

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

Accounting for Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of December 31, 2012, the discount on the 2027 Notes has been fully amortized using the effective interest method, the remaining discount of $18.8 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $44.4 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid based on the Company’s consolidated leverage ratio, which as of December 31, 2012 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which is the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points (6.25% at December 31, 2012). The Global Revolving Credit Facility matures on March 1, 2015.

On each of December 23, 2011 and December 31, 2012, the Company entered into amendments to the senior secured credit agreement governing the Company’s Global Revolving Credit Facility, which increase the Company’s flexibility with respect to its business operations, transactions and reporting.

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

As of December 31, 2012, $45.0 million was outstanding under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay all amounts outstanding within one year.

The senior secured credit agreement governing the global revolving credit facility contains customary covenants, representations and warranties and events of default. As of December 31, 2012, the Company is in compliance with all such covenants.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 6.8 million (approximately $9.0 million) was outstanding as of December 31, 2012, and a term loan facility of EUR 8.0 million (approximately $10.5 million), all of which was outstanding as of December 31, 2012. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.66% at December 31, 2012). The Finnish term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (3.18% at December 31, 2012). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $36.9 million), all of which was drawn at December 31, 2012, and a revolving credit facility of SEK 125 million (approximately $19.2 million at December 31, 2012), of which SEK 35.0 million (approximately $5.4 million) was outstanding as of December 31, 2012. The Swedish term loan is due June 2016 and carries an interest rate of STIBOR plus 300 basis points (4.30% at December 31, 2012). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (3.30% at December 31, 2012). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.7 million of debt assumed as part of the Suttons and Robertsons acquisition, consisting of a $3.0 million revolving loan and a $5.7 million term loan, all of which matures in January 2013. The Company is in the process of negotiating an extension of this facility.

Interest Expense

Interest expense, net was $24.2 million and $30.8 million for the three months ended December 31, 2011 and 2012, respectively. For the six months ended December 31, 2011 and 2012, interest expense, net was $48.7 million and $62.9 million, respectively. Included in interest expense for the three months ended December 31, 2011 and 2012 is approximately $5.1 million and $6.8 million, respectively, of non-cash interest expense related to the amortization of unrealized losses related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with our Convertible Notes and the amortization of various deferred issuance costs. For the six months ended December 31, 2011 and 2012, this non-cash interest is approximately $10.2 million and $14.6 million, respectively.

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which is payable over two years. During the fiscal year ended June 30, 2012, the Company made contingent consideration payments of $11.9 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration is not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in the fair value of the contingent consideration due to time value are recorded in other operating expenses. As of December 31, 2012, the balance of the contingent consideration was $3.4 million and the assumptions for the valuation did not materially change.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Derivative financial instruments	$—	$—	$—	$—
Assets held in funded deferred compensation plan	$5.8	$7.6	$—	$13.4
Liabilities
Derivative financial instruments	$—	$28.6	$—	$28.6
Contingent consideration - Sefina acquisition	$—	$—	$3.4	$3.4

The following table reconciles the change in the Level 3 liabilities for the six months ended December 31, 2011 and 2012 (in millions):

	Six Months Ended December 31,
	2011	2012
Beginning balance	$17.8	$4.1

Changes in fair value of contingent consideration	(0.1)	(1.2)
Unrealized foreign exchange (gain) loss on contingent consideration	(0.9)	0.1

Foreign currency translation adjustment	(0.6)	0.4

Ending balance	$16.2	$3.4

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at December 31, 2012

(in millions)

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
DFS bank contract	$1.0	$	—	$	—	$1.0	$(5.5	)(1)

(1)	During the quarter ended September 30, 2012, in accordance with ASC 360-10, the DFS bank contract intangible asset with an net carrying amount of $6.8 million as of September 30, 2012 was written down to its fair value of $1.3 million, resulting in an impairment charge of $5.5 million, which is included in earnings for the period. The valuation of the DFS bank contract intangible asset was calculated using a discounted cash flow model based on the estimated remaining life of the contract. The cash flow projections were discounted using a discount rate of 15.5%, which was selected based on management’s estimate of the risk embedded in the projections.

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2012 and December 31, 2012.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2012 and December 31, 2012

(in millions)

	Estimated Fair Value
	Carrying Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Financial assets:
Cash and cash equivalents	$224.0	$224.0	$—	$—	$224.0
Consumer loans, net	186.6	—	—	186.6	186.6
Pawn loans	153.9	—	—	153.9	153.9
Loans in default	29.6	—	—	29.6	29.6

Total financial assets	$594.1	$224.0	$—	$370.1	$594.1

Financial liabilities:
Global revolving credit facility	$22.0	$—	$22.0	$—	$22.0
10.375% Senior notes	600.0	661.5	—	—	661.5
3.25% Senior convertible notes	230.0	247.5	—	—	247.5
2.875% Senior convertible notes	44.8	46.7	—	—	46.7
3.00% Senior convertible notes	120.0	138.0	—	—	138.0
Scandinavian credit facilities	62.6	—	62.6	—	62.6
Other debt	8.3	—	8.3	—	8.3

Total financial liabilities	$1,087.7	$1,093.7	$92.9	$—	$1,186.6

	Estimated Fair Value
	Carrying Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Financial assets:
Cash and cash equivalents	$194.0	$194.0	$—	$—	$194.0
Consumer loans, net	220.4	—	—	220.4	220.4
Pawn loans	169.7	—	—	169.7	169.7
Loans in default	43.5	—	—	43.5	43.5

Total financial assets	$627.6	$194.0	$—	$433.6	$627.6

Financial liabilities:
Global revolving credit facility	$45.0	$—	$45.0	$—	$45.0
10.375% Senior notes	600.0	663.0	—	—	663.0
3.25% Senior convertible notes	230.0	250.6	—	—	250.6
2.875% Senior convertible notes	36.2	36.2	—	—	36.2
3.00% Senior convertible notes	120.0	135.5	—	—	135.5
Scandinavian credit facilities	61.7	—	61.7	—	61.7
Other debt	8.7	—	8.7	—	8.7

Total financial liabilities	$1,101.6	$1,085.3	$115.4	$—	$1,200.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2012 and December 31, 2012, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps. The Company continues to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and is subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At December 31, 2012, the balance in accumulated other comprehensive income was fully amortized.

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

These cross-currency swaps are designated as cash flow hedges of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. For the six months ended December 31, 2012, there was no ineffectiveness on these cash flow hedges.

As of December 31, 2012, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Number of Instruments	Pay Notional	Receive Notional	Average Pay Fixed Strike Rate	Average Receive Fixed Strike Rate
GBP-USD Cross Currency Swaps	2	GBP 125,415,438	USD 200,000,000	10.057%	9.00%
USD-CAD Cross Currency Swaps	4	CAD 592,231,250	USD 600,000,000	12.445%	10.375%

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

As of December 31, 2012, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives:

Commodity Options	Number of Instruments	Notional (ounces of gold bullion)	Floor Price	Cap Price
Gold Collars (XAU/GBP)	5	7,500	£850-900	£1,184-1,241

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2012 and December 31, 2012 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$11.2

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$—

	Asset Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$28.6

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$—

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statement of operations for the six months ended December 31, 2012 (in millions).

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Six Months Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cross Currency Swaps	$(24.8)	Interest Expense	$(7.8)

		Unrealized foreign exchange gain (loss)	(21.8)

Total	$(24.8)		$(29.6)

As of December 31, 2012, the Company anticipates reclassifying approximately $13.4 million of losses from accumulated other comprehensive loss to earnings during the next twelve months.

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

As of December 31, 2012, the termination value of derivatives is a net liability position of $30.5 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statement of operations for the three months ended Decmeber 31, 2011 and 2012 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2011		2012
Commodity Options	Purchased gold costs	$(0.4)		$—
Cross Currency Swaps	Interest expense	(3.3	)(1)	(2.2	)(1)
	Income tax provision	0.9	(1)	0.6	(1)
	Gain on derivatives not designated as hedges	12.7		—

Total		$9.9		$(1.6)

(1)	Amounts reclassified out of accumulated other comprehensive income

8. Income Taxes

Income Tax Provision

The provision for income taxes was $23.0 million for the six months ended December 31, 2011 compared to a provision of $19.9 million for the six months ended December 31, 2012. The Company’s effective tax rate was 49.1% for the six months ended December 31, 2011 and was 41.5% for the six months ended December 31, 2012. The decrease in the effective tax rate for the six months ended December 31, 2012 as compared to the prior year was primarily a result of the reduction in the statutory income tax rates in the United Kingdom and Canada. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes,

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

permanent differences, and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2012, the Company maintained deferred tax assets of $135.7 million, which is offset by a valuation allowance of $91.1 million, which represents a decrease of $2.7 million in the net deferred tax asset during the six months ended December 31, 2012. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2012	$132.0	$84.7	$47.3
U.S. increase/(decrease)	0.2	6.4	(6.2)
Foreign increase	3.5	—	3.5

Balance at December 31, 2012	$135.7	$91.1	$44.6

The $135.7 million in deferred tax assets consists of $56.5 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits, and $22.5 million in foreign deferred tax assets. At December 31, 2012, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $56.5 million, which reflects an increase of $3.2 million during the period. The net operating loss carry forward at both June 30, 2012 and December 31, 2012 was $65.4 million. The U.S. federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the net operating loss carry forwards is $2.5 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The Company has foreign tax credit carry forwards of approximately $56.7 million, which will begin to expire in 2017 if not utilized. Included in the foreign tax credit carry forwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $22.5 million, which is not offset by a valuation allowance.

At June 30, 2012, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $16.1 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At December 31, 2012, the Company had $19.5 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

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

9. Contingent Liabilities

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Purported Canadian Class Actions

In 2003 and 2006, purported class actions were brought against NMM and Dollar Financial Group, Inc. in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from NMM in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans was usurious under Canadian federal law (the “Alberta Litigation”). The actions seek restitution and damages, including punitive damages. In April 2010, the plaintiffs in both actions indicated that they would proceed with their claims. Demands for arbitration were served on the plaintiff in each of the actions, and NMM filed motions to enforce the arbitration clause and to stay the actions, which were denied in October 2012. In January 2013, NMM filed appeals of those rulings. To date, neither case has been certified as a class action. The Company is defending these actions vigorously.

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

As of December 31, 2012, an aggregate of approximately CAD 32.5 million is included in the Company’s accrued expenses and other liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 18.9 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at December 31, 2012 and additional accruals may be required in the future.

Other Canadian Litigation

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMM’s attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

California Legal Proceeding

In 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. In October 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. In December 2012, the Company paid $5.5 million in cash into the settlement fund, satisfying the Company’s financial obligations under the settlement agreement.

10. Segment Information

The Company classifies its businesses into three reportable segments: Europe, Canada and the United States. These three reporting segments have been identified giving consideration to geographic area, products offered, regulatory environment and management’s view of the business. The Company provides financial services primarily to unbanked and under-banked consumers and small businesses that are typically not well serviced by banks due to their lack of credit history, smaller transaction size and the necessity for a quick and convenient response. The types of service offered to this customer group is the primary commonality enjoining all of the Company’s products and services and delivery channel methodologies. The Company’s strategy is to deliver its various products and services through the most convenient means its customers are accustomed to and comfortable within each market, and in many instances a single customer may choose multiple delivery methods over time to access the same financial service or product. Due to similarities with respect to customer demographics, the Company’s principal products and services may be offered in all of its geographic jurisdictions. The Europe reportable segment includes the Company’s operating segments in the United Kingdom, the Sefina business (acquired in December 2010) in Sweden and Finland, the Risicum Oyj business (acquired in July 2011) in Finland and Sweden, the business (acquired in March 2012) in Spain as well as the Company’s businesses in Poland and the Czech Republic. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, are subject to similar regulatory requirements and have similar economic characteristics, allowing these operations to be aggregated into one reporting segment. The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reporting segments in Europe, Canada and the United States.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(In millions)

	Europe	Canada	United States	Other	Total
As of and for the three months ended December 31, 2011
Total assets	$857.3	$431.0	$264.4	$155.3	$1,708.0
Goodwill and other intangibles, net	387.0	224.6	206.0	104.5	922.1
Sales to unaffiliated customers:
Consumer lending	96.4	45.9	17.4	—	159.7
Check cashing	7.4	18.9	8.4	—	34.7
Pawn service fees and sales	20.5	—	—	—	20.5
Money transfer fees	2.8	5.7	1.3	—	9.8
Gold sales	12.4	4.0	1.6	—	18.0
Other	6.2	8.2	3.0	3.3	20.7

Total sales to unaffiliated customers	145.7	82.7	31.7	3.3	263.4
Provision for loan losses	23.9	4.9	2.7	—	31.5
Depreciation and amortization	6.7	2.2	0.7	2.4	12.0
Interest expense, net	5.2	16.5	—	2.5	24.2
Unrealized foreign exchange loss (gain)	0.6	(12.9)	0.1	(0.1)	(12.3)
Loss on derivatives not designated as hedges	—	8.1	—	—	8.1
Loss on store closings	—	0.1	0.1	—	0.2
Other expense (income), net	0.5	(0.1)	—	0.7	1.1
Income (loss) before income taxes	23.1	16.9	6.8	(8.3)	38.5
Income tax provision (benefit)	6.2	6.0	(0.1)	—	12.1

	Europe	Canada	United States	Other	Total
For the six months ended December 31, 2011
Sales to unaffiliated customers:
Consumer lending	189.7	93.0	34.0	—	316.7
Check cashing	14.8	39.2	16.9	—	70.9
Pawn service fees and sales	41.3	—	—	—	41.3
Money transfer fees	5.3	11.5	2.6	—	19.4
Gold sales	23.1	7.8	3.0	—	33.9
Other	14.0	15.7	6.2	6.9	42.8

Total sales to unaffiliated customers	288.2	167.2	62.7	6.9	525.0
Provision for loan losses	47.8	10.1	5.4	—	63.3
Depreciation and amortization	13.4	4.4	1.3	4.5	23.6
Interest expense, net	9.8	34.2	—	4.7	48.7
Unrealized foreign exchange loss (gain)	1.0	29.4	—	(0.3)	30.1
Gain on derivatives not designated as hedges	—	(12.7)	—	—	(12.7)
Provision for litigation settlements	—	0.1	3.9	—	4.0
Loss on store closings	—	0.2	0.1	—	0.3
Other expense (income), net	1.1	(1.2)	—	1.3	1.2
Income (loss) before income taxes	48.0	8.0	9.5	(18.1)	47.4
Income tax provision	14.5	7.6	0.9	—	23.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(In millions)

	Europe	Canada	United States	Other	Total
As of and for the three months ended December 31, 2012
Total assets	$1,003.5	$439.4	$259.4	$128.6	$1,830.9
Goodwill and other intangibles, net	410.5	238.3	206.0	66.0	920.8
Sales to unaffiliated customers:
Consumer lending	118.4	52.8	18.3	—	189.5
Check cashing	6.2	18.7	7.9	—	32.8
Pawn service fees and sales	21.7	—	—	—	21.7
Money transfer fees	2.9	5.9	1.2	—	10.0
Gold sales	15.4	2.7	0.9	—	19.0
Other	7.9	6.8	3.3	1.9	19.9

Total sales to unaffiliated customers	172.5	86.9	31.6	1.9	292.9
Provision for loan losses	30.9	6.2	3.0	—	40.1
Depreciation and amortization	8.2	2.3	0.5	1.9	12.9
Interest expense, net	9.0	18.7	—	3.1	30.8
Unrealized foreign exchange gain	(0.6)	—	—	—	(0.6)
Loss on store closings	—	0.1	0.1	—	0.2
Other expense (income), net	0.3	(0.8)	—	0.3	(0.2)
Income (loss) before income taxes	20.6	13.3	7.1	(10.2)	30.8
Income tax provision	5.7	3.2	2.2	—	11.1

	Europe	Canada	United States	Other	Total
For the six months ended December 31, 2012
Sales to unaffiliated customers:
Consumer lending	228.8	103.7	35.6	—	368.1
Check cashing	12.8	37.3	15.4	—	65.5
Pawn service fees and sales	41.4	—	—	—	41.4
Money transfer fees	5.7	11.3	2.5	—	19.5
Gold sales	25.9	5.5	1.8	—	33.2
Other	17.9	13.7	6.5	3.8	41.9

Total sales to unaffiliated customers	332.5	171.5	61.8	3.8	569.6
Provision for loan losses	61.5	11.1	5.9	—	78.5
Depreciation and amortization	16.2	4.6	1.1	4.2	26.1
Interest expense, net	18.5	38.5	—	5.9	62.9
Intangible asset impairment charge	—	—	—	5.5	5.5
Unrealized foreign exchange gain	(1.2)	(0.5)	—	—	(1.7)
Provision for litigation settlements	—	—	2.7	—	2.7
Loss on store closings	0.3	0.1	0.2	—	0.6
Other expense (income), net	0.7	(1.4)	—	0.3	(0.4)
Income (loss) before income taxes	37.4	24.2	10.1	(23.7)	48.0
Income tax provision	9.0	6.8	4.1	—	19.9

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

11. Subsidiary Guarantor Financial Information

National Money Mart Company’s payment obligations under its 10.375% Senior Notes due 2016 are jointly and severally guaranteed (such guarantees, the “Guarantees”) on a full and unconditional basis by DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries (the “Guarantors”).

The Guarantees of the 2016 Notes are:

-	senior unsecured obligations of the applicable Guarantor;

-	rank equal in right or payment with existing and future unsubordinated indebtedness of the applicable Guarantor;

-	rank senior in right of payment to all existing and future subordinated indebtedness of the applicable Guarantor; and

-	effectively junior to any indebtedness of such Guarantor, including indebtedness under the Company’s Global Revolving Credit Facility, which is secured by assets of such Guarantor to the extent of the value of the assets securing such Indebtedness.

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2012 and December 31, 2012, the condensed consolidating statements of operations for the three and six months ended December 31, 2011 and 2012, and the condensed consolidating statements of cash flows for the six months ended December 31, 2011 and 2012 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Liabilities and Stockholders’ Equity
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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended December 31, 2011

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$45.9	$17.4	$96.4	$—	$159.7
Check cashing	—	18.9	8.4	7.4	—	34.7
Other	—	17.9	9.2	41.9	—	69.0

Total revenues	—	82.7	35.0	145.7	—	263.4

Operating expenses:
Salaries and benefits	—	16.4	12.1	25.7	—	54.2
Provision for loan losses	—	4.9	2.7	23.9	—	31.5
Occupancy	—	5.0	3.3	6.5	—	14.8
Purchased gold costs	—	2.6	1.0	10.7	—	14.3
Depreciation	—	1.4	0.7	3.3	—	5.4
Other	—	11.2	6.3	29.7	—	47.2

Total operating expenses	—	41.5	26.1	99.8	—	167.4

Operating margin	—	41.2	8.9	45.9	—	96.0

Corporate and other expenses:
Corporate expenses	—	4.8	18.1	6.7	—	29.6
Intercompany charges	—	7.0	(13.4)	6.4	—	—
Other depreciation and amortization	—	0.9	2.3	3.4	—	6.6
Interest expense (income), net	3.7	17.2	(1.2)	4.5	—	24.2
Unrealized foreign exchange (gain) loss	—	(12.9)	—	0.6	—	(12.3)
Loss on derivatives not designated as hedges	—	8.1	—	—	—	8.1
Loss on store closings	—	0.1	0.1	—	—	0.2
Other expense, net	—	0.6	0.1	0.4	—	1.1

(Loss) income before income taxes	(3.7)	15.4	2.9	23.9	—	38.5
Income tax provision (benefit)	—	6.0	(0.1)	6.2	—	12.1

Net (loss) income	(3.7)	9.4	3.0	17.7	—	26.4
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	9.4	—	—	—	(9.4)	—
Guarantors	3.0	—	—	—	(3.0)	—
Non-guarantors	17.9	—	—	—	(17.9)	—

Net income attributable to DFC Global Corp.	$26.6	$9.4	$3.0	$17.9	$(30.3)	$26.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Six Months ended December 31, 2011

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$93.0	$34.0	$189.7	$—	$316.7
Check cashing	—	39.2	16.9	14.8	—	70.9
Other	—	35.0	18.7	83.7	—	137.4

Total revenues	—	167.2	69.6	288.2	—	525.0

Operating expenses:
Salaries and benefits	—	33.2	24.6	50.2	—	108.0
Provision for loan losses	—	10.1	5.4	47.8	—	63.3
Occupancy	—	10.3	6.6	12.9	—	29.8
Purchased gold costs	—	4.7	1.8	19.9	—	26.4
Depreciation	—	2.8	1.4	6.4	—	10.6
Other	—	22.1	12.0	60.1	—	94.2

Total operating expenses	—	83.2	51.8	197.3	—	332.3

Operating margin	—	84.0	17.8	90.9	—	192.7

Corporate and other expenses:
Corporate expenses	—	10.5	37.4	12.8	—	60.7
Intercompany charges	—	14.0	(25.5)	11.5	—	—
Other depreciation and amortization	—	1.6	4.4	7.0	—	13.0
Interest expense (income), net	7.2	35.0	(2.5)	9.0	—	48.7
Unrealized foreign exchange loss (gain)	—	29.4	(0.3)	1.0	—	30.1
Gain on derivatives not designated as hedges	—	(12.7)	—	—	—	(12.7)
Provision for litigation settlements	—	0.1	3.9	—	—	4.0
Loss on store closings	—	0.2	0.1	—	—	0.3
Other expense, net	—	0.3	—	0.9	—	1.2

(Loss) income before income taxes	(7.2)	5.6	0.3	48.7	—	47.4
Income tax provision	—	7.6	0.9	14.5	—	23.0

Net (loss) income	(7.2)	(2.0)	(0.6)	34.2	—	24.4
Less: Net loss attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	(2.0)	—	—	—	2.0	—
Guarantors	(0.6)	—	—	—	0.6	—
Non-guarantors	34.6	—	—	—	(34.6)	—

Net income (loss) attributable to DFC Global Corp.	$24.8	$(2.0)	$(0.6)	$34.6	$(32.0)	$24.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows

Six Months Ended December 31, 2011

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$24.4	$(2.0)	$(0.6)	$34.2	$(31.6)	$24.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(31.6)	—	—	—	31.6	—
Depreciation and amortization	0.1	5.9	6.5	13.5	—	26.0
Change in fair value of derivatives not designated as hedges	—	(21.8)	—	0.2		(21.6)
Provision for loan losses	—	10.1	5.4	47.8	—	63.3
Non-cash stock compensation	3.3	—	—	—	—	3.3
Losses os disposal of fixed assets	—	—	0.1	—	—	0.1
Unrealized foreign exchange loss (gain)	—	29.3	(0.3)	1.1	—	30.1
Deferred tax (benefit) provision	—	(0.4)	2.9	1.1	—	3.6
Accretion of debt discount and deferred issuance costs	4.5	3.5	—	—	—	8.0
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(4.7)	—	(4.7)
Increase in finance and service charges receivable	—	(2.5)	(0.8)	(10.7)	—	(14.0)
Decrease (increase) in other receivables	—	8.4	(1.0)	(0.1)	—	7.3
Increase in prepaid expenses and other	—	(0.3)	(2.4)	(3.3)	—	(6.0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.1	(13.1)	(3.5)	10.2	—	(5.3)

Net cash provided by operating activities	1.8	17.1	6.3	89.3	—	114.5
Cash flows from investing activities:
Net increase in consumer loans	—	(10.8)	(7.0)	(59.5)	—	(77.3)
Originations of pawn loans	—	—	—	(100.8)	—	(100.8)
Repayment of pawn loans	—	—	—	86.4	—	86.4
Acquisitions, net cash acquired	—	(2.6)	—	(60.2)	—	(62.8)
Additions to property and equipment	—	(5.5)	(6.0)	(18.5)	—	(30.0)
Net (increase) decrease in due from affiliates	(4.2)	(0.1)	(15.0)	19.3	—	—

Net cash used in investing activities	(4.2)	(19.0)	(28.0)	(133.3)	—	(184.5)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.5	—	—	—	—	2.5
Net increase in revolving credit facilities	—	—	31.3	58.0	—	89.3
Payment of acquisition installment payments	—	—	—	(5.2)	—	(5.2)
Payment of debt issuance and other costs	—	0.4	(1.6)	0.9	—	(0.3)

Net cash provided by financing activities	2.5	0.4	29.7	53.7	—	86.3
Effect of exchange rate changes on cash and cash equivalents	—	(6.1)	—	(3.2)	—	(9.3)

Net increase (decrease) in cash and cash equivalents	0.1	(7.6)	8.0	6.5	—	7.0
Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.1	$87.6	$31.2	$77.1	$—	$196.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Balance Sheets

December 31, 2012

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$75.4	$28.6	$90.0	$—	$194.0
Consumer loans, net	—	41.5	28.4	150.5	—	220.4
Pawn loans, net	—	0.5	—	169.2	—	169.7
Loans in default, net	—	6.2	0.4	36.9	—	43.5
Other receivables	0.4	9.3	4.1	14.2	—	28.0
Prepaid expenses and other current assets	—	5.6	9.0	50.5	—	65.1

Total current assets	0.4	138.5	70.5	511.3	—	720.7
Deferred tax asset, net of valuation allowance	—	17.2	—	1.5	—	18.7
Intercompany receivables	557.4	11.2	—	—	(568.6)	—
Property and equipment, net	—	31.0	19.6	79.4	—	130.0
Goodwill and other intangibles, net	—	238.3	272.0	410.5	—	920.8
Debt issuance costs, net	6.7	10.6	1.4	0.9	—	19.6
Investment in subsidiaries	252.8	472.9	183.8	—	(909.5)	—
Other	—	1.1	19.9	0.1	—	21.1

Total Assets	$817.3	$920.8	$567.2	$1,003.7	$(1,478.1)	$1,830.9

Liabilities and Stockholders’ Equity
Accounts payable	$0.6	$14.0	$13.5	$15.2	$—	$43.3
Income taxes payable	—	8.1	(1.3)	27.2	—	34.0
Accrued expenses and other liabilities	2.5	26.5	26.9	30.4	—	86.3
Current portion of long-term debt	—	—	12.5	41.2	—	53.7

Total current liabilities	3.1	48.6	51.6	114.0	—	217.3
Fair value of derivatives	—	15.0	—	13.6	—	28.6
Long-term deferred tax liability	—	16.8	34.5	11.9	—	63.2
Long-term debt	322.9	597.7	—	61.7	—	982.3
Intercompany payables	—	—	205.1	363.5	(568.6)	—
Other non-current liabilities	—	24.0	21.2	5.9	—	51.1

Total liabilities	326.0	702.1	312.4	570.6	(568.6)	1,342.5

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	491.3	218.7	253.5	376.1	(851.2)	488.4
Non-controlling interest	—	—	1.3	(1.3)	—	—

Total stockholders’ equity	491.3	218.7	254.8	374.8	(851.2)	488.4

Total Liabilities and Stockholders’ Equity	$817.3	$920.8	$567.2	$1,003.7	$(1,478.1)	$1,830.9

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended December 31, 2012

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$52.8	$18.3	$118.4	$—	$189.5
Check cashing	—	18.7	7.9	6.2	—	32.8
Other	—	15.4	7.3	47.9	—	70.6

Total revenues	—	86.9	33.5	172.5	—	292.9

Operating expenses:
Salaries and benefits	—	17.2	12.1	31.9	—	61.2
Provision for loan losses	—	6.2	2.9	31.0	—	40.1
Occupancy	—	5.4	3.2	8.4	—	17.0
Purchased gold costs	—	1.6	0.6	12.7	—	14.9
Depreciation	—	1.7	0.6	4.5	—	6.8
Other	—	11.0	6.4	35.9	—	53.3

Total operating expenses	—	43.1	25.8	124.4	—	193.3

Operating margin	—	43.8	7.7	48.1	—	99.6

Corporate and other expenses:
Corporate expenses	—	5.8	19.5	7.2	—	32.5
Intercompany charges	—	6.0	(14.1)	8.1	—	—
Other depreciation and amortization	—	0.6	1.8	3.7	—	6.1
Interest expense (income), net	3.8	20.0	(0.6)	7.6	—	30.8
Unrealized foreign exchange gain	—	—	—	(0.6)	—	(0.6)
Loss on store closings	—	0.1	0.1	—	—	0.2
Other expense (income), net	—	0.2	(0.6)	0.2	—	(0.2)

(Loss) income before income taxes	(3.8)	11.1	1.6	21.9	—	30.8
Income tax provision	—	3.2	2.2	5.7	—	11.1

Net (loss) income	(3.8)	7.9	(0.6)	16.2	—	19.7
Equity in net (loss) income of subsidiaries:
National Money Mart Company	7.9	—	—	—	(7.9)	—
Guarantors	(0.6)	—	—	—	0.6	—
Non-guarantors	16.2	—	—	—	(16.2)	—

Net income (loss) attributable to DFC Global Corp.	$19.7	$7.9	$(0.6)	$16.2	$(23.5)	$19.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Six Months ended December 31, 2012

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$103.7	$35.6	$228.8	$—	$368.1
Check cashing	—	37.3	15.4	12.8	—	65.5
Other	—	30.5	14.6	90.9	—	136.0

Total revenues	—	171.5	65.6	332.5	—	569.6

Operating expenses:
Salaries and benefits	—	34.1	24.3	61.3	—	119.7
Provision for loan losses	—	11.1	5.9	61.5	—	78.5
Occupancy	—	10.8	6.5	16.5	—	33.8
Purchased gold costs	—	3.2	1.1	20.8	—	25.1
Depreciation	—	3.4	1.2	8.8	—	13.4
Other	—	22.4	12.5	70.4	—	105.3

Total operating expenses	—	85.0	51.5	239.3	—	375.8

Operating margin	—	86.5	14.1	93.2	—	193.8

Corporate and other expenses:
Corporate expenses	—	11.8	37.3	14.4	—	63.5
Intercompany charges	—	12.4	(28.4)	16.0	—	—
Other depreciation and amortization	—	1.3	4.1	7.3	—	12.7
Interest expense (income), net	7.4	41.4	(1.4)	15.5	—	62.9
Intangible asset impairment charge	—	—	5.5	—	—	5.5
Unrealized foreign exchange gain	—	(0.5)	—	(1.2)	—	(1.7)
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	—	0.1	0.2	0.3	—	0.6
Other expense (income), net	—	0.2	(1.0)	0.4	—	(0.4)

(Loss) income before income taxes	(7.4)	19.8	(4.9)	40.5	—	48.0
Income tax provision	—	6.8	4.1	9.0	—	19.9

Net (loss) income	(7.4)	13.0	(9.0)	31.5	—	28.1
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	13.0	—	—	—	(13.0)	—
Guarantors	(9.0)	—	—	—	9.0	—
Non-guarantors	31.7	—	—	—	(31.7)	—

Net income (loss) attributable to DFC Global Corp.	$28.3	$13.0	$(9.0)	$31.7	$(35.7)	$28.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows

Six Months Ended December 31, 2012

(In millions)

	DFC	National	DFG
	Global	Money Mart	and	Non-
	Corp.	Company	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$28.3	$13.0	$(9.0)	$31.5	$(35.7)	$28.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(35.7)	—	—	—	35.7	—
Depreciation and amortization	0.9	6.3	5.7	16.5	—	29.4
Intangible assets impairment charge	—	—	5.5	—	—	5.5
Provision for loan losses	—	11.1	5.9	61.5	—	78.5
Non-cash stock compensation	5.5	—	—	—	—	5.5
Loss on disposal of fixed assets	—	0.1	0.2	0.4	—	0.7
Unrealized foreign exchange gain	—	(0.5)	—	(1.2)	—	(1.7)
Deferred tax provision (benefit)	—	1.5	3.3	(8.8)	—	(4.0)
Accretion of debt discount and deferred issuance costs	9.2	2.4	—	—	—	11.6
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loans fees and service charges receivable	—	(0.1)	—	(1.8)	—	(1.9)
Increase in finance and service charges receivable	—	(2.7)	(1.3)	(14.9)	—	(18.9)
(Increase) decrease in other receivables	(0.1)	(1.0)	0.4	7.3	—	6.6
Increase in prepaid expenses and other	—	(0.3)	(0.2)	(4.5)	—	(5.0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.1	(0.1)	(6.7)	(2.4)	—	(9.1)

Net cash provided by operating activities	8.2	29.7	3.8	83.6	—	125.3
Cash flows from investing activities:
Net increase in consumer loans	—	(13.2)	(10.1)	(75.1)	—	(98.4)
Originations of pawn loans	—	(0.4)	—	(146.3)	—	(146.7)
Repayment of pawn loans	—	0.1	—	140.8	—	140.9
Acquisitions, net of cash acquired	—	(2.9)	—	(15.0)	—	(17.9)
Additions to property and equipment	—	(4.0)	(3.2)	(17.1)	—	(24.3)
Net decrease (increase) in due from affiliates	25.5	(32.9)	12.4	(5.0)	—	—

Net provided by (cash used) in investing activities	25.5	(53.3)	(0.9)	(117.7)	—	(146.4)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.9	—	—	—	—	0.9
Net (decrease) increase in revolving credit facilities	—	—	(9.5)	28.0	—	18.5
Other debt payments	(8.6)	—	—	—	—	(8.6)
Repurchase of DFC Stock	(26.1)	—	—	—	—	(26.1)
Payment of debt issuance and other costs	(0.2)	—	—	—	—	(0.2)

Net cash (used in) provided by financing activities	(34.0)	—	(9.5)	28.0	—	(15.5)
Effect of exchange rate changes on cash and cash equivalents	—	2.8	—	3.8	—	6.6

Net decrease in cash and cash equivalents	(0.3)	(20.8)	(6.6)	(2.3)	—	(30.0)
Cash and cash equivalents balance-beginning of period	0.3	96.2	35.2	92.3	—	224.0

Cash and cash equivalents balance-end of period	$(0.0)	$75.4	$28.6	$90.0	$—	$194.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements in operations, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012, as amended by the risk factors included under “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Executive Summary

Overview

We are a leading international non-bank provider of alternative financial services, principally unsecured short-term consumer loans, secured pawn loans, check cashing, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers through our over 1,450 current retail storefront locations and our multiple Internet platforms in nine countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, the Czech Republic and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate one of the largest online unsecured short-term consumer lending businesses by revenue in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland and Spain, we are the largest pawn lender in Europe measured by loan portfolio.

At December 31, 2012, our global retail operations consisted of 1,450 retail storefront locations, of which 1,409 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons and Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!® and Super Efectivo®. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, and in Finland, Sweden, Poland and the Czech Republic primarily under the Risicum®, OK Money® and MoneyNow! brand names. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. In addition, our DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

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

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. In the fiscal year ended June 30, 2011, we substantially increased our online presence in the United Kingdom by acquiring the largest online provider of unsecured short-term consumer loans by revenue in that country. We have continued to expand our Internet-based lending business, most recently acquiring Risicum Oyj in July 2011, which offers unsecured short-term consumer loans through the Internet and mobile phone technologies in Finland and Sweden. We leveraged the scalable technology and back-office support capabilities of Risicum to launch Internet lending businesses in Poland in February 2012, and in the Czech Republic in October 2012, and expect to further extend our Internet-based lending capabilities into other countries in Europe in the current fiscal year. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland, and in March 2012 we acquired a chain of eight retail pawn and gold buying stores in Spain. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons and Robertsons stores in Britain, and have begun implementing secured pawn lending in our Canadian retail stores beginning earlier this fiscal year. Internet-based and secured pawn lending generated $78.2 million and $21.7 million, respectively, of revenue for the three months ended December 31, 2012, representing 26.7% and 7.4% of our revenue, respectively, for the three months ended December 31, 2012.

We manage our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Dealers’ Financial Services, LLC, or DFS, our subsidiary which operates independently of our other businesses, is included in Other.

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

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which we refer to as the OFT, which is responsible for regulating competition, policy, and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe that we have complied with these regulations where we were not already registered by HM Revenue and Customs.

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. In February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among approximately 50 companies offering unsecured short-term consumer loans for which the OFT has conducted on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its on-site review of our businesses in the United Kingdom in late fiscal 2012. Furthermore, we have provided the OFT with responses to comprehensive survey requests with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. In October 2011, the OFT updated its Debt Collection Guidance and, in November 2012, the OFT issued guidance regarding the use of continuous payment authority. Under that guidance, we will be required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments. Additionally, the OFT’s guidance will require us to suspend the use of continuous payment authority to collect defaulted debt from a customer who we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. As we continue to evaluate the regulatory developments in the United Kingdom, including the OFT’s guidance, we may consider making changes, or may be required to make additional changes, to our lending and collection practices.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. In its final report issued in April 2012, the working group suggested two alternatives for regulating loans in Finland with principal amounts under €1,000, each of which included caps on interest and fees that lenders would be permitted to charge in connection with a loan. The Ministry of Justice concluded a consultation period in May 2012, during which several potential modifications to the working group’s proposals were submitted. On September 11, 2012, a bill was introduced in the Finnish Parliament to restrict the interest rate on loans less than €2,000 to an annual percentage rate of 49% plus the European Central Bank rate. If approved as drafted, this law would require us to significantly modify the terms of our present Internet-based short-term loan product in Finland.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted, which among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. The CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. In January 2012, the CFPB published a field guide for its examiners to use to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, as part of the CFPB’s short-term lending supervision program. Under this program, the CFPB is gathering information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The program’s implementation is stated to be based on the CFPB’s assessment of consumer risk, including volume of business and state regulatory oversight. The CFPB completed an on-site review of our U.S. operations in early fiscal 2013, and, based on preliminary discussions with the CFPB, we believe that no indications of significant deficiencies will be identified as a result of that review. Separately, the CFPB commenced a review of DFS’ MILES program in fiscal 2013, and this examination is still ongoing.

Other Events

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing the repurchase of up to five million shares in the aggregate of our outstanding common stock. On September 20, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. As of December 31, 2012, we had repurchased 2,549,108 shares of our common stock under the plan for an average price of $16.47 per share, including 1,557,108 shares repurchased during the three months ended December 31, 2012 for an average price of $16.89 per share. As of December 31, 2012, an additional approximately 2.5 million shares may be repurchased under the stock repurchase plan.

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

On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge currency and interest rate fluctuations of our previously retired term bank loans. The legacy swaps had become ineffective when the bank debt they were purchased to hedge was paid off early, in order to achieve enhanced operating flexibility for us, with a portion of the proceeds of the $600.0 million tranche of senior unsecured notes issued by our Canadian subsidiary in December 2009. The net one-time cash payment to retire the swaps was $55.7 million. Prior to the termination of these swap agreements, we had been incurring cash expense of approximately $1.5 million per month to the relevant counter parties to fix the variable interest rate and foreign exchange components of the retired term bank loans.

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

During the three months ended December 31, 2012, we acquired the remaining 24% non-controlling interest in our Polish subsidiary, Optima, S.A., for 0.1 million Polish Zloty (approximately $38,000). The acquisition was recorded as an equity transaction that reduced non-controlling interest and additional paid-in capital by approximately $1.3 million.

Holders of our 2.875% Senior Convertible Notes due 2027, which we refer to as the 2027 notes, had the right to require us to repurchase all or a portion of the 2027 notes on December 31, 2012 (the “Repurchase Option”). On December 31, 2012, an aggregate principal amount of $8.6 million of the 2027 notes were surrendered pursuant to the Repurchase Option.

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

Other than the items noted below, management believes there have been no significant changes during the six months ended December 31, 2012, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

During the three months ended September 30, 2012, we performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets related to our DFS business. We determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of our contract with the third-party national bank that funds a majority of the loans for our Military Installment Loan and Education Services, or MILES®,

program. We recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract, for the three months ended September 30, 2012, as a result of the interim impairment review. We are in discussions with potential additional lending partners that would more competitively underwrite these loans. These discussions are in advanced stages, and we believe that these new lending arrangements will be in place later this fiscal year.

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

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2012		2011		2012
	(Dollars in millions, except per share amounts)
Total revenues:
Consumer lending	$159.7	60.6%	$189.5	64.7%	$316.7	60.3%	$368.1	64.6%
Check cashing	34.7	13.2%	32.8	11.2%	70.9	13.5%	65.5	11.5%
Pawn service fees and sales	20.5	7.8%	21.7	7.4%	41.3	7.9%	41.4	7.3%
Money transfer fees	9.8	3.7%	10.0	3.4%	19.4	3.7%	19.5	3.4%
Gold sales	18.0	6.8%	19.0	6.5%	33.9	6.4%	33.2	5.8%
Other	20.7	7.9%	19.9	6.8%	42.8	8.2%	41.9	7.4%

Total consolidated revenues	263.4	100.0%	292.9	100.0%	525.0	100.0%	569.6	100.0%

Operating expenses:
Salaries and benefits	54.2	20.6%	61.2	20.9%	108.0	20.6%	119.7	21.0%
Provision for loan losses	31.5	12.0%	40.1	13.7%	63.3	12.0%	78.5	13.8%
Occupancy	14.8	5.6%	17.0	5.8%	29.8	5.7%	33.8	5.9%
Purchased gold costs	14.3	5.4%	14.9	5.1%	26.4	5.0%	25.1	4.4%
Depreciation (1)	5.4	2.1%	6.8	2.3%	10.6	2.1%	13.4	2.4%
Other	47.2	17.9%	53.3	18.2%	94.2	17.9%	105.3	18.5%

Total operating expenses	167.4	63.6%	193.3	66.0%	332.3	63.3%	375.8	66.0%

Operating margin	96.0	36.4%	99.6	34.0%	192.7	36.7%	193.8	34.0%

Corporate expenses	29.6	11.2%	32.5	11.1%	60.7	11.6%	63.5	11.1%
Other depreciation and amortization	6.6	2.5%	6.1	2.1%	13.0	2.4%	12.7	2.2%
Interest expense, net	24.2	9.2%	30.8	10.5%	48.7	9.3%	62.9	11.0%
Intangible asset impairment charge	—	—%	—	—%	—	—%	5.5	1.0%
Unrealized foreign exchange loss (gain)	(12.3)	(4.7)%	(0.6)	(0.2)%	30.1	5.7%	(1.7)	(0.3)%
Gain on derivatives not designated as hedges	8.1	3.1%	—	—%	(12.7)	(2.4)%	—	—%
Provision for litigation settlements	—	—%	—	—%	4.0	0.8%	2.7	0.5%
Loss on store closings	0.2	0.1%	0.2	0.1%	0.3	0.1%	0.6	0.1%
Other expense (income), net	1.1	0.4%	(0.2)	(0.1)%	1.2	0.2%	(0.4)	(0.1)%

Income before income taxes	38.5	14.6%	30.8	10.5%	47.4	9.0%	48.0	8.5%
Income tax provision (1)	12.1	4.6%	11.1	3.8%	23.0	4.4%	19.9	3.5%

Net (loss) income (1)	26.4	10.0%	19.7	6.7%	24.4	4.6%	28.1	5.0%
Less: Net loss attributable to non-controlling interests	(0.2)	(0.1)%	—	—%	(0.4)	(0.1)%	(0.2)	—%

Net (loss) income attributable to DFC Global Corp.	$26.6	10.1%	$19.7	6.7%	$24.8	4.7%	$28.3	5.0%

Net (loss) income per share attributable to DFC Global Corp.:
Basic (1)	$0.61		$0.46		$0.57		$0.66
Diluted (1)	$0.59		$0.45		$0.54		$0.64

(1)	During the year-end financial close process of fiscal 2012, we identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of our DFS subsidiary in fiscal 2010. We also identified a prior period error related to the depreciation of certain fixed assets of our Canadian subsidiary. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, and an understatement of the income tax provision in the Consolidated Statement of Operations for prior periods.

The corrections of these prior period errors resulted in a $0.4 million and $0.8 million increase in income before income taxes for the three and six months ended December 31, 2011, respectively, and a $0.4 million and a $0.7 million increase in net income for the three and six months ended December 31, 2011, respectively. The correction of these misstatements also resulted in an increase of $0.01 in net income per share basic and diluted for the three months ended December 31, 2011, and an increase of $0.02 and $0.01 in net income per basic and diluted share for the six months ended December 31, 2011, respectively.

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

	Actual Average Exchange Rates		Actual Average Exchange Rates
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
British Pound Sterling	1.5715	1.6061	1.5910	1.5931
Canadian Dollar	0.9775	1.0089	0.9992	1.0069
Swedish Krona	0.1482	0.1504	0.1514	0.1494
Euro	1.3480	1.2971	1.3806	1.2739
Polish Zloty	0.3048	0.3155	0.3229	0.3091

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

Three Months Ended December 31, 2012 compared to Three Months Ended December 31, 2011

Revenues

Total revenues for the three months ended December 31, 2012 increased by $29.5 million, or 11.2%, as compared to the three months ended December 31, 2011. The impact of new stores and acquisitions accounted for $14.1 million of the revenue increase, while the impact of foreign currency accounted for an increase of $5.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $9.7 million, or 3.7%. The increase was primarily the result of a $10.7 million increase in revenues in Europe, related to consumer lending, partially offset by a $1.4 million decrease in DFS revenues.

Consolidated fees from consumer lending were $189.5 million for the three months ended December 31, 2012 compared to $159.7 million for the three months ended December 31, 2011, an increase of $29.8 million or 18.7%. The impact of new stores and acquisitions accounted for $4.0 million of the revenue increase, while the impact of foreign currency accounted for an increase of $3.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $22.0 million. Consumer lending revenues in Europe, Canada and the United States were up by $16.4 million, $4.8 million and $0.8 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $1.9 million, or 5.5%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The impact of new stores and acquisitions accounted for a $1.0 million increase, while the impact of foreign currency accounted for an increase of $0.7 million. The remaining check cashing revenues were down $3.6 million, or

10.4%, for the three months ended December 31, 2012, as a result of the gradual migration away from paper checks to debit cards and the economic downturn. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 28.2% in Europe, 5.6% in Canada and 5.4% in the United States. There was an aggregate decline of 9.5% in the number of checks cashed for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Pawn service fees were $21.7 million for the three months ended December 31, 2012, representing an increase of $1.3 million, or 6.4%, compared to the three months ended December 31, 2011. The impact of new stores and acquisitions, accounted for a $2.0 million increase, while the impact of foreign currency accounted for an increase of $0.2 million. The remaining decrease of $0.9 million, or 4.6%, is primarily due to a decline in the price of gold which resulted in lower auction and scrap margins on un-redeemed pledges during the three months ended December 31, 2012.

For the three months ended December 31, 2012, money transfer fees, gold sales and all other revenues increased by $0.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $7.7 million, or 15.8%, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The decrease was primarily due to lower gold sales, reduced DFS revenues and lower debit card fees in Canada, partially offset by increased currency exchange revenues in Europe.

Operating Expenses

Operating expenses were $193.4 million for the three months ended December 31, 2012 compared to $167.4 million for the three months ended December 31, 2011, an increase of $26.0 million or 15.5%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $13.7 million. The impact of foreign currency fluctuations accounted for an increase of $3.7 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $8.6 million as compared to the prior year. For the three months ended December 31, 2012, total operating expenses increased to 66.0% of total revenue as compared to 63.6% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 64.4%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 21.2% for the three months ended December 31, 2012 compared to 19.7% for the three months ended December 31, 2011. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a greater mix of Internet-based loans in the United Kingdom, Scandinavia, Canada and Poland, which typically carry higher loan losses, but significantly lower fixed operating costs than our store based businesses in those countries. The higher loan loss provision experienced for Internet-based loans is directly related to the number of new customers in that element of our business. Loans made to newer customers tend to carry higher loss rates until our level of experience (i.e., knowledge of customer behavior) with the customer increases.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe increased by $9.3 million, while operating expenses in the United States and Canada both decreased by $0.4 million. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products and increased salary and benefits costs, related to the strengthening of our management infrastructure of our European pawn lending headquarters in London, to support the future growth of our secured pawn lending business in existing and expected new countries in Europe.

Corporate Expenses

Corporate expenses were $32.5 million for the three months ended December 31, 2012 compared to $29.6 million for the three months ended December 31, 2011, an increase of $2.9 million. The increase in corporate expenses is primarily the result of an increase in salaries and benefits costs, increased franchise and other taxes and increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $6.1 million for the three months ended December 31, 2012 compared to $6.6 million for the three months ended December 31, 2011. The decrease of $0.5 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charge recorded during the three months ended September 30, 2012.

Interest Expense

Interest expense, net was $30.8 million for the three months ended December 31, 2012 compared to $24.2 million for the three months ended December 31, 2011. The increase in interest expense, net, is primarily the result of interest expense on our cross-currency swaps, as well as interest expense on our 3.25% senior convertible notes issued in April 2012. Included in the interest expense for the three months ended December 31, 2012 is approximately $6.8 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our legacy cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $5.1 million for the three months ended December 31, 2011, representing an increase of approximately $1.7 million. The increase was primarily related to the non-cash interest on our convertible debt, partially offset by our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $0.6 million non-cash interest charge for the three months ended December 31, 2012 as compared to $1.6 million for the three months ended December 31, 2011.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange gain of $0.6 million for the three months ended December 31, 2012 is due primarily to unrealized foreign exchange gains on intercompany debt.

The unrealized foreign exchange loss of $12.3 million for the three months ended December 31, 2011 was due primarily to the unrealized foreign exchange losses associated with the mark-to-market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

Loss (Gain) on Derivatives not Designated as Hedges

The mark to market loss on derivatives not designated as hedges was $8.1 million for the three months ended December 31, 2011. Loss (gain) on derivatives not designated as hedges was related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value was related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which will not be recorded in the income statement, as long as they are determined to be effective.

Other (Income) Expense

During the three months ended December 31, 2012, we recorded net other income of approximately $0.2 million, due to other income items of $0.9 million, partially offset by acquisition-related activities of $0.6 million.

During the three months ended December 31, 2011, we recorded net other expenses of approximately $1.1 million, due to acquisition-related activities of $1.0 million, and realized foreign exchange losses of $0.8 million, partially offset by other income items of $0.7 million.

Income Tax Provision

The provision for income taxes was $11.1 million for the three months ended December 31, 2012 compared to a provision of $12.1 million for the three months ended December 31, 2011. Our effective tax rate was 36.3% for the three months ended December 31, 2012 and was 31.7% for the three months ended December 31, 2011. The increase in the effective tax rate for the three months ended December 31, 2012 as compared to the prior year was primarily a result of the losses incurred in the U.S. for the three months ended December 31, 2012. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2012, we maintained deferred tax assets of $135.7 million, which is offset by a valuation allowance of $91.1 million, which represents an increase of $2.0 million in the net deferred tax asset during the three months ended December 31, 2012. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $135.7 million in deferred tax assets consists of $56.5 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits and $22.5 million in foreign deferred tax assets. At December 31, 2012, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $56.5 million, which represents an increase of $0.1 million in the period. The net operating loss carry forward at both June 30, 2012 and December 31, 2012 was $65.4 million. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the net operating loss carry forwards is $2.5 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. We have foreign tax credit carry forwards of approximately $56.7 million, which will begin to expire in 2017, if not utilized. Included in the foreign tax credit carry forwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $22.5 million.

At June 30, 2012 we had $16.1 million of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At December 31, 2012 we had $19.5 million of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate.

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

Six Months Ended December 31, 2012 compared to Six Months Ended December 31, 2011

Revenues

Total revenues for the six months ended December 31, 2012 increased by $44.6 million, or 8.5%, as compared to the six months ended December 31, 2011. The impact of new stores and acquisitions accounted for $26.3 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $0.5 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $18.8 million, or 3.6%. The increase was primarily the result of a $22.0 million increase in revenues in Europe, related to consumer lending, partially offset by a $3.1 million decrease in DFS revenues.

Consolidated fees from consumer lending were $368.1 million for the six months ended December 31, 2012 compared to $316.7 million for the six months ended December 31, 2011, an increase of $51.4 million or 16.2%. The impact of new stores and acquisitions accounted for $7.8 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $0.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $43.7 million. Consumer lending revenues in Europe, Canada and the United States were up by $33.6 million, $8.6 million and $1.5 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $5.4 million, or 7.6%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. The impact of new stores and acquisitions accounted for a $2.0 million increase, while the impact of foreign currency accounted for an increase of $0.3 million. The remaining check cashing revenues were down $7.7 million, or 10.9%, for the six months ended December 31, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 23.5% in Europe, 6.9% in Canada and 8.9% in the United States. There was an aggregate decline of 11.2% in the number of checks cashed for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.

Pawn service fees were $41.4 million for the six months ended December 31, 2012, representing an increase of $0.1 million, or 0.4%, compared to the six months ended December 31, 2011. The impact of new stores and acquisitions, accounted for a $3.1 million increase, while the impact of foreign currency accounted for a decrease of $0.6 million. The remaining decrease of $2.2 million, or 5.4%, is primarily due to a decline in the price of gold which resulted in lower auction and scrap margins on un-redeemed pledges during the six months ended December 31, 2012.

For the six months ended December 31, 2012, money transfer fees, gold sales and all other revenues decreased by $1.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $14.9 million, or 15.5%, for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. The decrease was primarily due to lower gold sales, decreased debit card fees in Canada and reduced DFS revenues, partially offset by increased currency exchange revenues in Europe.

Operating Expenses

Operating expenses were $375.8 million for the six months ended December 31, 2012 compared to $332.3 million for the six months ended December 31, 2011, an increase of $43.5 million or 13.1%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $26.3 million. The impact of foreign currency fluctuations accounted for a decrease of $0.7 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $17.9 million as compared to the prior year. For the six months ended December 31, 2012, total operating expenses increased to 66.0% of total revenue as compared to 63.3% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 64.4%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 21.3% for the six months ended December 31, 2012 compared to 20.0% for the six months ended December 31, 2011. The higher loan loss provision was influenced by a changing mix of loan products and countries, including a greater mix of Internet-based loans in the United Kingdom, Scandinavia, Canada and Poland, which typically carry higher loan losses, but significantly lower fixed operating costs than our store based businesses in those countries.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe increased by $18.7 million, while operating expenses in the United States and Canada both decreased $0.4 million. The increase in operating expenses in Europe reflects the growth of the internet business and its costs, an increase in the provision for loan losses primarily due to the mix of lending products and increased salary and benefits costs, related to the strengthening of our management infrastructure of our European pawn lending headquarters in London, to support the future growth of our secured pawn lending business in existing and expected new countries in Europe. These increases were partially offset by reduced costs related to the purchased gold product.

Corporate Expenses

Corporate expenses were $63.5 million for the six months ended December 31, 2012 compared to $60.7 million for the six months ended December 31, 2011, or an increase of $2.8 million. The increase is primarily the result of increased franchise and other taxes and increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities. The increase is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $12.7 million for the six months ended December 31, 2012 compared to $13.0 million for the six months ended December 31, 2011. The decrease of $0.3 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charge recorded during the three months ended September 30, 2012.

Interest Expense

Interest expense, net was $62.9 million for the six months ended December 31, 2012 compared to $48.7 million for the six months ended December 31, 2011. The increase in interest expense, net, is primarily the result of interest expense on our cross-currency swaps, as well as interest expense on our 3.25% senior convertible notes issued in April 2012. Included in the interest expense for the six months ended December 31, 2012 is approximately $14.6 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our legacy cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $10.2 million for the six months ended December 31, 2011, representing an increase of approximately $4.4 million. The increase was primarily related to the non-cash interest on our convertible debt, partially offset by our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $2.2 million non-cash interest charge for the six months ended December 31, 2012 as compared to $3.3 million for the six months ended December 31, 2011.

Intangible Asset Impairment Charge

We recorded an intangible asset impairment charge of approximately $5.5 million for the six months ended December 31, 2012, associated with the pending termination, effective September 13, 2014, of our contract with the third-party national bank that funds a majority of the loans for our MILES® program. We are in discussions with potential additional lending partners that would more competitively underwrite these loans. These discussions are in advanced stages, and we believe that these new lending arrangements will be in place later this fiscal year.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange gain of $1.7 million for the six months ended December 31, 2012 is due primarily to unrealized foreign exchange gains on intercompany debt.

The unrealized foreign exchange loss of $30.1 million for the six months ended December 31, 2011 is due primarily to the unrealized foreign exchange losses associated with the mark-to-market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

Loss (Gain) on Derivatives not Designated as Hedges

The mark to market gain on derivatives not designated as hedges was $12.7 million for the six months ended December 31, 2011. Loss (gain) on derivatives not designated as hedges was related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value was related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which will not be recorded in the income statement, as long as they are determined to be effective.

Provision for Litigation Settlements

The provision for litigation settlements during the six months ended December 31, 2012 was $2.7 million and primarily related to higher than expected claim submissions by eligible customers from litigation previously settled in California.

The provision for litigation settlements during the six months ended December 31, 2011 was $4.0 million and primarily related to the provision for the settlement of litigation in California.

Other (Income) Expense

During the six months ended December 31, 2012, we recorded net other income of approximately $0.4 million, due to other income items of $1.7 million, partially offset by acquisition-related activities of $1.0 million and realized foreign exchange losses of $0.3 million.

During the six months ended December 31, 2011, we recorded net other expenses of approximately $1.2 million, due to acquisition-related activities of $2.1 million and realized foreign exchange losses of $0.7 million, partially offset by other income items of $1.6 million.

Income Tax Provision

The provision for income taxes was $19.9 million for the six months ended December 31, 2012 compared to a provision of $23.0 million for the six months ended December 31, 2011. Our effective tax rate was 41.5% for the six months ended December 31, 2012 and was 49.1% for the six months ended December 31, 2011. The decrease in the effective tax rate for the six months ended December 31, 2012 as compared to the prior year was primarily a result of the reduction in the statutory income tax rates in the U.K. and Canada. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, and a valuation allowance on U.S. and certain foreign deferred tax assets. At December 31, 2012, we maintained deferred tax assets of $135.7 million, which is offset by a valuation allowance of $91.1 million, which represents a decrease of $2.7 million in the net deferred tax asset during the six months ended December 31, 2012. The change for the period in our deferred tax assets and valuation allowances is presented in the table below.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred	Valuation	Net Deferred
	Tax Asset	Allowance	Tax Asset
Balance at June 30, 2012	$132.0	$84.7	$47.3
U.S. increase/(decrease)	0.2	6.4	(6.2)
Foreign increase/(decrease)	3.5	—	3.5

Balance at December 31, 2012	$135.7	$91.1	$44.6

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Results of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

			% Increase/
	Three Months Ended		Decrease -
	December 31,		Margin
	2011	2012	Change
	(Dollars in millions)
Europe revenues:
Consumer lending	$96.4	$118.4	22.8%
Check cashing	7.4	6.2	(16.7%)
Pawn service fees and sales	20.5	21.7	6.3%
Money transfer fees	2.8	2.9	3.4%
Gold sales	12.4	15.4	24.5%
Other	6.2	7.9	26.5%

Total Europe revenues	$145.7	$172.5	18.4%
Operating margin	31.5%	28.0%	(3.5 pts. )

Canada revenues:
Consumer lending	$45.9	$52.8	15.2%
Check cashing	18.9	18.7	(1.3%)
Money transfer fees	5.7	5.9	2.7%
Gold sales	4.0	2.7	(32.8%)
Other	8.2	6.8	(17.2%)

Total Canada revenues	$82.7	$86.9	5.0%
Operating margin	49.8%	50.2%	0.4 pts.

United States revenues:
Consumer lending	$17.4	$18.3	4.8%
Check cashing	8.4	7.9	(5.2%)
Money transfer fees	1.3	1.2	(6.1%)
Gold sales	1.6	0.9	(42.6%)
Other	3.0	3.3	9.4%

Total United States revenues	$31.7	$31.6	(0.3%)
Operating margin	24.6%	25.3%	0.7 pts.

Other revenues:
Total Other revenues (included in other revenue)	3.3	1.9	(42.0%)
Operating margin	34.1%	(19.9%)	(54.0 pts. )

Total revenue	$263.4	$292.9	11.2%

Operating margin	$96.0	$99.6	3.7%

Operating margin %	36.4%	34.0%	(2.4 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended December 31,
	Revenue		Pre-Tax Income
	2011	2012	2011		2012
Europe	55.3%	58.9%	68.8	%(1)	66.2	%(5)
Canada	31.4%	29.7%	35.5	%(2)	44.0%
United States	12.0%	10.8%	19.9	%(3)	23.6%
Other	1.3%	0.6%	(24.2	)%(4)	(33.8)%

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $0.5 million of unrealized foreign exchange losses.
(2)	Excludes $12.9 million of unrealized foreign exchange gains and $8.1 million of losses on derivatives not designated as hedges.
(3)	Excludes $0.1 million of unrealized foreign exchange losses.
(4)	Excludes $0.1 million of unrealized foreign exchange gains.
(5)	Excludes $0.6 million of unrealized foreign exchange gains.

Europe

Total revenues in Europe were $172.5 million for the three months ended December 31, 2012, compared to $145.7 million for the three months ended December 31, 2011, an increase of $26.8 million or 18.4%. The impact of new stores and acquisitions accounted for $13.1 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $10.7 million, or 7.3%. Consumer lending revenue was up by $16.4 million (on a constant currency basis and excluding new stores and acquisitions) for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued growth of the store-based business. Pawn service fees and sales decreased by $1.0 million (also on a constant currency basis and excluding new stores and acquisitions) for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The decrease in pawn service fees and sales is primarily due to a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the three months ended December 31, 2012. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $2.6 million, primarily as a result of a decrease in gold sales, partially offset by increased currency exchange revenues. Check cashing revenues in Europe were impacted by the gradual migration away from paper checks to debit cards and the economic downturn, and decreased by approximately $2.1 million, or 28.2% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $24.4 million, or 24.4%, from $99.8 million for the three months ended December 31, 2011 to $124.2 million for the three months ended December 31, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $9.3 million or 9.3%. There was an increase of 1.2 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a greater mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended December 31, 2011 was 24.8%, while for the three months ended December 31, 2012, the rate increased to 26.0%. On a constant currency basis, the operating margin percentage in Europe decreased from 31.5% for the three months ended December 31, 2011 to 28.0% for the three months ended December 31, 2012 primarily due to the increase in the provision for loan losses noted above, as well as increased salaries and benefits costs and advertising expense.

The pre-tax income in Europe was $20.6 million for the three months ended December 31, 2012 compared to $23.1 million for the prior year, a decrease of $2.5 million – on a constant currency basis, the decrease was $2.6 million. Pre-tax income was negatively impacted by increased interest expense of $3.5 million and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $1.9 million, partially offset by increased operating margins of $1.8 million and increased unrealized foreign exchange gains of $1.1 million.

Canada

Total revenues in Canada were $86.9 million for the three months ended December 31, 2012, an increase of 5.0%, or $4.2 million, as compared to the three months ended December 31, 2011. The impact of new stores and acquisitions accounted for $0.9 million of this increase. On a constant currency basis, total revenues in Canada increased by $1.5 million, or 1.8%, for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Consumer lending revenues in Canada increased by $5.3 million or 11.6% (on a constant currency basis) for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, related to the growth of Internet-based loans in Canada, as well as growth in our store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $3.1 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $0.8 million in Canada due to decreases in the number of checks and total value of checks cashed, partially offset by an increase in the average fee per check (also on a constant currency basis).

Operating expenses in Canada increased $1.8 million, or 4.3%, from $41.5 million for the three months ended December 31, 2011 to $43.3 million for the three months ended December 31, 2012. The impacts of changes in foreign currency rates resulted in an increase of $1.3 million. The constant currency increase of approximately $0.4 million is primarily related to costs associated with new stores, as well as an increase in the provision for loan losses, partially offset by a decrease in advertising expense. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 1.0 pts from 10.8% to 11.8%. On a constant currency basis, Canada’s operating margin percentage increased from 49.8% for the three months ended December 31, 2011 to 50.2% for the three months ended December 31, 2012. The increase in this area is primarily the result of the decrease in advertising expense, partially offset by an increase in returned checks, net and cash shortages and the increase in the provision for loan losses noted above.

Canada pre-tax income was $13.2 million for the three months ended December 31, 2012 compared to a pre-tax income of $16.9 million for the three months ended December 31, 2011, a decrease of $3.7 million. On a constant currency basis, pre-tax income was $12.8 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to the three months ended December 31, 2011 including an unrealized mark to market foreign exchange gain of $12.9 million related to our senior notes and a non-cash valuation loss of $8.1 million on the legacy cross currency interest rate swaps. Operating margins increased by $1.0 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Additionally, interest expense increased $1.6 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.

United States

Total United States revenues were $31.6 million for the three months ended December 31, 2012 compared to $31.7 million for the three months ended December 31, 2011, a decrease of $0.1 million or 0.3%. From a product perspective, this decrease is primarily related to a decrease in gold sales of $0.7 million, and decreased check cashing fees of $0.5 million, due to decreases in the number of checks and the total value of checks cashed, partially offset by an increase of $0.9 million in consumer lending revenues and increased debit card fees revenue.

Operating margins in the United States were 25.3% for the three months ended December 31, 2012, compared to 24.6% for the prior year period. This increase was primarily the result of a decrease in returned checks, partially offset by an increase in the provision for loan losses.

United States pre-tax profit was $7.1 million for the three months ended December 31, 2012 compared to $6.7 million for the prior year. The increase was primarily the result of a $0.2 million increase in operating margin.

Other

Included in Other are DFS revenues of $1.9 million for the three months ended December 31, 2012, compared to $3.3 million for the three months ended December 31, 2011, a decrease of $1.4 million or 42.0%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options. We further enhanced our Internet and local media advertising campaigns which are intended to increase product awareness amongst the enlisted personnel at the military bases we serve, and we have also recently initiated a management plan to increase revenues and profitability for the DFS business. This plan includes expanding the business through DFS’ existing channels and introducing the business to other branches of the military and military-related organizations, as well as adding new lenders for certain of the loans originated by DFS. DFS’ MILES program is currently undergoing a CFPB review, as to the outcome of which there can be no assurances.

Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2011

			% Increase/
	Six Months Ended		Decrease
	December 31,		Margin
	2011	2012	Change
	(Dollars in thousands)
Europe revenues:
Consumer lending	$189.7	$228.8	20.6%
Check cashing	14.8	12.8	(13.3%)
Pawn service fees and sales	41.3	41.4	0.3%
Money transfer fees	5.3	5.7	6.7%
Gold sales	23.1	25.9	12.4%
Other	14.0	17.9	27.1%

Total Europe revenues	$288.2	$332.5	15.4%
Operating margin	31.5%	28.1%	(3.4pts. )

Canada revenues:
Consumer lending	$93.0	$103.7	11.6%
Check cashing	39.2	37.3	(4.9%)
Money transfer fees	11.5	11.3	(1.6%)
Gold sales	7.8	5.5	(30.5%)
Other	15.7	13.7	(12.7%)

Total Canada revenues	$167.2	$171.5	2.6%
Operating margin	50.3%	50.4%	0.1 pts.

United States Retail revenues:
Consumer lending	$34.0	$35.6	4.5%
Check cashing	16.9	15.4	(8.7%)
Money transfer fees	2.6	2.5	(4.7%)
Gold sales	3.0	1.8	(38.4%)
Other	6.2	6.5	5.7%

Total United States Retail revenues	$62.7	$61.8	(1.4%)
Operating margin	24.3%	23.7%	(0.6 pts. )

Other revenues:
Total Other revenues (included in other revenue)	6.9	3.8	(44.8%)
Operating margin	36.6%	-16.7%	(53.3 pts. )

Total revenue	$525.0	$569.6	8.5%

Operating margin	$192.7	$193.8	0.6%

Operating margin %	36.7%	34.0%	(2.7 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Six Months Ended December 31,
	Revenue		Pre-Tax Income
	2011	2012	2011		2012
Europe	54.9%	58.4%	71.1	%(1)	73.9	%(5)
Canada	31.9%	30.1%	36.1	%(2)	48.4	%(6)
United States Retail	11.9%	10.8%	19.2	%(3)	26.2	%(7)
Other	1.3%	0.7%	(26.4	)%(4)	(48.5)%

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $1.0 million of unrealized foreign exchange losses.
(2)	Excludes $29.4 million of unrealized foreign exchange losses, $12.7 million of gains on derivatives not designated as hedges and $0.1 million of provision for litigation settlements.
(3)	Excludes $3.9 million of provisions for litigation settlements.
(4)	Excludes $0.3 million of unrealized foreign exchange gains.
(5)	Excludes $1.2 million of unrealized foreign exchange gains.
(6)	Excludes $0.5 million of unrealized foreign exchange gains.
(7)	Excludes $2.7 million of provisions for litigation settlements.

Europe

Total revenues in Europe were $332.5 million for the six months ended December 31, 2012, compared to $288.2 million for the six months ended December 31, 2011, an increase of $44.3 million or 15.4%. The impact of new stores and acquisitions accounted for $24.3 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $22.0 million, or 7.6%. Consumer lending revenue was up by $33.6 million (on a constant currency basis and excluding new stores and acquisitions) for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued growth of the store-based business. Pawn service fees and sales decreased by $2.3 million (also on a constant currency basis and excluding new stores and acquisitions) for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. The decrease in pawn service fees and sales is primarily due to a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the six months ended December 31, 2012. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $5.8 million, primarily as a result of a decrease in gold sales, partially offset by increased currency exchange revenues. Check cashing revenues in Europe were impacted by the gradual migration away from paper checks to debit cards and the economic downturn, and decreased by approximately $3.5 million, or 23.5% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $41.8 million, or 21.2%, from $197.3 million for the six months ended December 31, 2011 to $239.1 million for the six months ended December 31, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $18.7 million or 9.5%. There was an increase of 1.6 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products, including a greater mix of Internet-based loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the six months ended December 31, 2011 was 25.2%, while for the six months ended December 31, 2012, the rate increased to 26.8%. On a constant currency basis, the operating margin percentage in Europe decreased from 31.5% for the six months ended December 31, 2011 to 28.1% for the six months ended December 31, 2012 primarily due to the increase in the provision for loan losses noted above, as well as increased salaries and benefits costs.

The pre-tax income in Europe was $37.4 million for the six months ended December 31, 2012 compared to $48.0 million for the prior year, a decrease of $10.6 million – on a constant currency basis, the decrease was $10.2 million. Pre-tax income was negatively impacted by increased interest expense of $8.8 million and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $6.4 million, partially offset by increased operating margins of $3.0 million and increased unrealized foreign exchange gains of $2.1 million.

Canada

Total revenues in Canada were $171.5 million for the six months ended December 31, 2012, an increase of 2.6%, or $4.3 million, as compared to the six months ended December 31, 2011. The impact of new stores and acquisitions accounted for $1.9 million of this increase. On a constant currency basis, total revenues in Canada increased by $2.8 million, or 1.7%, for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. Consumer lending revenues in Canada increased by $9.8 million or

10.5% (on a constant currency basis) for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011, related to the growth of Internet-based loans in Canada, as well as growth in our store-based business and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $4.8 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $2.2 million in Canada due to a decrease in the number of checks and total value of checks cashed, partially offset by an increase in the average fee per check (also on a constant currency basis).

Operating expenses in Canada increased $2.0 million, or 2.4%, from $83.2 million for the six months ended December 31, 2011 to $85.2 million for the six months ended December 31, 2012. The impacts of changes in foreign currency rates resulted in an increase of $0.7 million. The constant currency increase of approximately $1.3 million is primarily related to costs associated with new stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 0.2 pts from 10.9% to 10.7%. On a constant currency basis, Canada’s operating margin percentage was 50.3% for both the six months ended December 31, 2011 and December 31, 2012. Decreased advertising expenses were offset by increased telecommunications costs, returned checks, net and cash shortages and bank collection expense.

Canada pre-tax income was $24.2 million for the six months ended December 31, 2012 compared to $8.0 million for the six months ended December 31, 2011, an increase of $16.2 million. On a constant currency basis, pre-tax income was $23.9 million. On a constant currency basis, the increase in pre-tax income from the prior year is primarily attributable to the six months ended December 31, 2011 including an unrealized mark to market foreign exchange loss of $29.9 million related to our senior notes and a non-cash valuation gain of $12.7 million on the legacy cross currency interest rate swaps. Operating margins increased by $1.5 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. Additionally, interest expense increased $4.0 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011.

United States

Total United States revenues were $61.8 million for the six months ended December 31, 2012 compared to $62.7 million for the six months ended December 31, 2011, a decrease of $0.9 million or 1.4%. From a product perspective, this decrease is primarily related to a decrease in check cashing fees of $1.5 million, due to decreases in the number of checks and the total value of checks cashed, and decreased gold sales of $1.2 million, partially offset by an increase of $1.5 million in consumer lending revenues.

Operating margins in the United States were 23.7% for the six months ended December 31, 2012, compared to 24.3% for the prior year period. This decrease was primarily the result of an increase in the provision for loan losses.

United States pre-tax profit was $10.2 million for the six months ended December 31, 2012 compared to $9.4 million for the prior year. The increase was primarily the result of a $1.2 million decrease in the provision for litigation settlements, partially offset by a $0.6 million decrease in operating margin.

Other

Included in Other are DFS revenues of $3.8 million for the six months ended December 31, 2012, compared to $6.9 million for the six months ended December 31, 2011, a decrease of $3.1 million or 44.8%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options.

During the three months ended September 30, 2012, we performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets related to our DFS business. We determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination of our contract with the third-party national bank that funds a majority of the loans for our Military Installment Loan and Education Services, or MILES®, program. We recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract, for the three months ended September 30, 2012, as a result of the interim impairment review. We are in discussions with potential additional lending partners that would more competitively underwrite these loans. These discussions are in advanced stages, and we believe that these new lending arrangements will be in place later this fiscal year.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the six months ended December 31, 2012, cash and cash equivalents decreased $30.0 million, which is net of a $6.6 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Europe and Canada business units.

Consumer loans, net increased by $33.8 million to $220.4 million at December 31, 2012 from $186.6 million at June 30, 2012. Consumer loans, gross increased by $35.4 million and the related allowance for loan losses increased by $1.6 million. A significant factor for the increase in consolidated consumer loans balances is related to an increase in internet loans in Europe, as well as an increase in loans in the United Kingdom store-based business. On a segment basis, the Europe business unit showed an increase in its consumer loans, gross balances of $26.2 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $19.5 million. As noted, the increase in the Europe consumer loans balances was due to the growth in internet loans, as well as an increase in loans in the United Kingdom store-based business. The Canadian business unit showed an increase in their consumer loans, gross balances of $3.7 million. On a constant currency basis, the Canadian business had an increase in consumer loans, gross balances of $2.7 million. The United States segment had an increase of $5.5 million in its consumer loans, gross balances.

In constant currency, the allowance for loan losses increased by $0.7 million and decreased as a percentage of the outstanding principal balance to 8.8% at December 31, 2012 from 9.6% at June 30, 2012. The following factors impacted this area:

•

In constant currency, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has decreased from 12.8% at June 30, 2012 to 11.7% at December 31, 2012, primarily as a result of lower loss reserves applied to loans in the United Kingdom store-based business. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	In constant currency, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding was 2.2% at June 30, 2012 and December 31, 2012.

•	The ratio of the allowance for loan losses related to the United States unsecured short-term consumer loans decreased from 1.8% at June 30, 2012 to 1.5% at December 31, 2012.

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

Net cash provided by operating activities was $125.3 million for the six months ended December 31, 2012, compared to net cash provided by operating activities of $114.5 million for the six months ended December 31, 2011. The increase in net cash provided by operations during the six months ended December 31, 2012 compared to the six months ended December 31, 2011 was primarily the result of the growth in revenue and operating margin, net of the provision for loan losses and depreciation, as well as reduced payments related to settled Canadian class action litigation.

Net cash used in investing activities was $146.4 million for the six months ended December 31, 2012, compared to $184.5 million for the six months ended December 31, 2011. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2012 compared to 2011 was primarily the result of the Risicum acquisition in July 2011, partially offset by the growth in our consumer lending portfolios.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. During the six months ended December 31, 2012, we made capital expenditures of $24.3 million and acquisitions of $17.9 million, compared to capital expenditures of $30.0 million and acquisitions of $62.8 million during the six months ended December 31, 2011. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $45.0 million to $50.0 million during our fiscal year ending June 30, 2013. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash used in financing activities was $15.5 million for the six months ended December 31, 2012, compared to net cash provided by financing activities of $86.3 million for the six months ended December 31, 2011.

The cash used in financing activities during the six months ended December 31, 2012 was primarily a result of share repurchases of $26.1 million and the repurchase of $8.6 million of our Convertible Notes due 2027, partially offset by a net drawdown on our revolving credit facilities of $18.5 million during the quarter.

The cash provided by financing activities during the six months ended December 31, 2011 was primarily a result of a net drawdown on our revolving credit facilities of $89.3 million to finance acquisitions during the period, and from the proceeds from stock option exercises, partially offset by contingent consideration and acquisition installment payments of $5.2 million.

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

Borrowings under the global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the global revolving credit facility is derived from a pricing grid primarily based on our consolidated leverage ratio, which as of December 31, 2012 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus  1/2 of 1% plus 300 basis points (6.25% at December 31, 2012). The global revolving credit facility matures on March 1, 2015.

On each of December 23, 2011 and December 31, 2012, we entered into amendments to the senior secured credit agreement governing our global revolving credit facility, which increase our flexibility with respect to business operations, transactions and reporting.

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

As of December 31, 2012, there was $45.0 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of December 31, 2012, we were in compliance with all such covenants.

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

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 6.8 million (approximately $9.0 million) was outstanding as of December 31, 2012, and a term loan facility of EUR 8.0 million ($10.5 million), all of which was outstanding as of December 31, 2012. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.66% at December 31, 2012). The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.18% at December 31, 2012). The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $36.9 million), all of which was drawn at December 31, 2012, and a revolving credit facility of SEK 125 million (approximately $19.2 million at December 31, 2012), of which SEK 35.0 million (approximately $5.4 million) was outstanding as of December 31, 2012. The Swedish term loan is due June 2016 and carries an interest rate of STIBOR plus 300 basis points (4.30% at December 31, 2012). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (3.30% at December 31, 2012). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

2.875% Senior Convertible Notes due 2027 On June 27, 2007, we issued $200.0 million aggregate principal amount of 2.875% Senior Convertible Notes due 2027, which we refer to as the 2027 notes. In February 2010, we repurchased $35.2 million aggregate principal amount of the 2027 Notes in privately negotiated transactions with six of the holders of the 2027 notes. Through a series of privately negotiated transactions with certain holders of the 2027 notes in December 2009, the holders exchanged an aggregate of $120.0 million principal amount of the 2027 notes held by such holders for an equal aggregate principal amount of our new 3.00% Senior Convertible Notes due 2028, which we refer to as the 2028 notes. On December 31, 2012, 2027 notes in an aggregate principal amount of $8.6 million aggregate were surrendered by holders and repurchased by us.

As a result of these repurchase transactions and the privately negotiated exchange transactions, $36.2 million and $120.0 million aggregate principal amount of 2027 notes and 2028 notes, respectively, remains outstanding as of December 31, 2012.

Other Debt Other debt consists of $8.7 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $3.0 million revolving loan and a $5.7 million term loan, all of which matures in January 2013. We are in the process of negotiating an extension of this facility.

Long-Term Debt On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

As of December 31, 2012, our long term debt consisted of the following: (i) $597.6 million of 10.375% senior notes due 2016, issued by our Canadian subsidiary, National Money Mart Company: (ii) $36.2 million of our 2.875% convertible notes due 2027; (iii) $101.2 million of our 3.00% convertible notes due 2028; (iv) $185.6 million of our 3.25% convertible notes due 2017; and (v) $61.7 million of borrowings under Sefina’s revolving credit facility and term loans.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of December 31, 2012, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years
Revolving credit facilities	$45.0	$45.0	$—	$—		$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0		—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	(1)	—
2.875% Senior Convertible Notes due 2027	36.2		—	—		36.2	(2)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—		120.0	(3)
Scandinavian credit facilities	61.7	—	14.3	47.4		—
Other Notes Payable	8.7	8.7	—	—		—
Obligations under Litigation Settlement Agreements Payable in Cash	10.9	10.9	—	—		—
Operating lease obligations (4)	289.8	60.1	98.5	66.3		64.9

Total contractual cash obligations (5)	$1,402.3	$124.7	$112.8	$943.7		$221.1

(1)	Holders have the right to require us to purchase all or a portion of the 2017 Notes on October 15, 2016 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require us to purchase all or a portion of the 2027 Notes on December 31, 2014 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	Holders have the right to require us to purchase all or a portion of the 2028 Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(4)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.
(5)	Excluded from the table is approximately $3.4 million of estimated additional contingent acquisition payments that are dependent on the operating performance of Sefina.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $115.4 million at December 31, 2012 and $92.9 million at June 30, 2012. If prevailing interest rates (e.g. LIBOR) were to increase by 100 basis points over the rates at December 31, 2012, and the variable rate borrowings remained constant, our interest expense would increase by $1.2 million per year.

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

Hypothetically, a 10% change in the USD/CAD exchange rate would have affected pre-tax income by $2.1 million for the six months ended December 31, 2012.

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

Hypothetically, a 10% change in the USD/GBP exchange rate would have affected pre-tax income by $3.2 million for the six months ended December 31, 2012.

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

Fair Value of Fixed Interest Rate Debt Instruments

We currently hold a number of fixed debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operations because they are held at historical cost. Generally, for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of December 31, 2012 and June 30, 2012, the estimated fair value of our fixed rate debt instruments, based on the amounts outstanding as of December 31, 2012, are as follows ($ in millions):

	December 31, 2012	June 30, 2012
$600.0 aggregate principal amount of 10.375% Senior Notes	$663.0	$661.5
$36.2 aggregate principal amount of 2.875% Senior Convertible Notes	36.2	37.7
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	135.5	138.0
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	250.6	247.5

	$1,085.3	$1,084.7

Cross-Currency Interest Rate Swaps

Prior to our refinancing activities in December 2009, our foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, we had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, we discontinued hedge accounting prospectively on our outstanding cross currency swaps. We continue to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and are subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At December 31, 2012, the balance in accumulated other comprehensive income was fully amortized.

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

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements. The aggregate fair market value of the cross-currency interest rate swaps at December 31, 2012 is a liability of $28.6 million, and is included in fair value of derivatives on the balance sheet.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2012, our subsidiary in the United Kingdom had five outstanding gold collars with a notional amount of 7,500 ounces of gold bullion.

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

The Company acquired Risicum Oyj (Risicum) on July 6, 2011 and Super Efectivo S.L. (Super Efectivo) on March 15, 2012. These companies are included in our 2012 financial statements as of the dates of the acquisitions and accounted for 9.4% and 0.7% of net income, respectively, and 3.4% and 0.5% of consolidated total assets, respectively, of the Company for the six months ended December 31, 2012. The internal control over financial reporting of Risicum and Super Efectivo have been included in a formal evaluation of effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. The Company has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and the Company continues to assess the current internal control over financial reporting at Risicum and Super Efectivo. Risks related to the increased account balances are partially mitigated by the Company’s expanded controls.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference herein to the section Part 1 “Note 9. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2012 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Regulatory and other risks and uncertainties (in addition to our and DFS’ CFPB reviews) not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.	Unregistered Purchases of Equity Securities and Use of Proceeds

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to 5.0 million shares of our common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. During the three months ended December 31, 2012, we repurchased 1,557,108 shares of our outstanding common stock for an aggregate purchase price of $26.1 million. As of December 31, 2012, an additional approximately 2.5 million shares may be repurchased under the stock repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	195,558	$16.58	195,558	3,812,442
November 1 - November 30, 2012	966,567	$16.36	966,567	2,845,875
December 1 - December 31, 2012	394,983	$17.91	394,983	2,450,892

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Second Amendment to the Second Amended and Restated Credit Agreement dated December 31, 2012 among DFC Global Corp., certain subsidiaries of DFC Global Corp. parties thereto, Wells Fargo Bank, National Association and the lending parties thereto (1)

10.2*	DFC Global Corp. Deferred Compensation Plan, as amended (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Financial Statements, tagged as blocks of text

(1)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on December 31, 2012 (File No. 000-50866)
*	Management contracts and compensatory plans and arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: February 8, 2013	By:	/s/ William M. Athas
	Name:	William M. Athas
	Title:	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (duly authorized officer and principal accounting officer)