Form 10-Q
period 2013-03-31
DFC GLOBAL CORP.
filed 2013-05-10
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined) in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 7, 2013, 40,490,679 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DFC GLOBAL CORP.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2012	March 31, 2013
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$224.0	$207.3
Consumer loans, net:
Consumer loans	206.4	231.4
Less: Allowance for consumer loan losses	(19.8)	(34.4)

Consumer loans, net	186.6	197.0
Pawn loans	153.9	165.3
Loans in default, net of an allowance of $55.9 and $67.0	29.6	27.9
Other receivables	34.0	34.3
Prepaid expenses and other current assets	49.8	50.0
Current deferred tax asset, net of valuation allowance of $5.4 and $5.4	0.2	3.6

Total current assets	678.1	685.4
Fair value of derivatives	—	3.0
Deferred tax asset, net of valuation allowance of $79.3 and $98.0	21.8	17.8
Property and equipment, net of accumulated depreciation of $165.7 and $181.9	120.6	121.1
Goodwill and other intangibles, net	902.8	867.4
Debt issuance costs, net of accumulated amortization of $12.6 and $13.6	22.2	18.0
Other	21.0	23.8

Total Assets	$1,766.5	$1,736.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.1	$50.5
Income taxes payable	15.7	15.5
Accrued expenses and other liabilities	99.9	110.0
Current portion of long-term debt	73.7	36.7

Total current liabilities	241.4	212.7
Fair value of derivatives	11.2	1.1
Long-term deferred tax liability	62.3	61.6
Long-term debt	938.9	976.5
Other non-current liabilities	52.5	51.1
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,243,445 shares and 41,719,012 shares issued and outstanding at June 30, 2012 and March 31, 2013, respectively	—	—
Additional paid-in capital	491.5	468.9
Accumulated deficit	(0.8)	(8.9)
Accumulated other comprehensive loss	(29.4)	(26.5)

Total DFC Global Corp. stockholders’ equity	461.3	433.5
Non-controlling interest	(1.1)	—

Total stockholders’ equity	460.2	433.5

Total Liabilities and Stockholders’ Equity	$1,766.5	$1,736.5

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenues:
Consumer lending	$163.0	$181.7	$479.7	$549.8
Check cashing	35.3	31.9	106.2	97.4
Pawn service fees and sales	21.0	21.4	62.3	62.8
Money transfer fees	9.4	8.4	28.8	27.9
Gold sales	18.6	17.8	52.5	51.0
Other	22.7	22.4	65.5	64.3

Total revenues	270.0	283.6	795.0	853.2

Operating expenses:
Salaries and benefits	56.9	61.3	164.9	181.0
Provision for loan losses	33.6	49.7	96.9	128.2
Occupancy	15.8	17.6	45.6	51.4
Purchased gold costs	15.4	15.3	41.8	40.4
Advertising	12.2	18.5	40.2	50.4
Depreciation	5.6	6.5	16.2	19.9
Maintenance and repairs	4.4	4.6	12.5	13.3
Bank charges and armored carrier service	5.5	5.9	16.2	17.5
Returned checks, net and cash shortages	2.8	2.6	7.0	7.5
Other	22.0	28.7	65.2	76.9

Total operating expenses	174.2	210.7	506.5	586.5

Operating margin	95.8	72.9	288.5	266.7

Corporate and other expenses:
Corporate expenses	30.4	27.9	91.1	91.4
Other depreciation and amortization	6.5	6.1	19.5	18.8
Interest expense, net	25.0	28.4	73.7	91.3
Goodwill and other intangible assets impairment charge	—	31.1	—	36.6
Unrealized foreign exchange (gain) loss	(11.8)	2.1	18.3	0.4
Loss (gain) on derivatives not designated as hedges	6.4	—	(6.3)	—
Provision for litigation settlements	—	—	4.0	2.7
Loss on store closings	0.1	0.3	0.4	0.9
Other (income) expense, net	(1.8)	12.7	(0.6)	12.3

Income (loss) before income taxes	41.0	(35.7)	88.4	12.3
Income tax provision (benefit)	9.4	0.7	32.5	20.6

Net income (loss)	31.6	(36.4)	55.9	(8.3)
Less: Net loss attributable to non-controlling interests	(0.2)	—	(0.6)	(0.2)

Net income (loss) attributable to DFC Global Corp.	$31.8	$(36.4)	$56.5	$(8.1)

Net income (loss) per share attributable to DFC Global Corp.:
Basic	$0.72	$(0.86)	$1.29	$(0.19)
Diluted	$0.70	$(0.86)	$1.24	$(0.19)
Weighted average shares outstanding:
Basic	44,109,501	42,132,520	43,905,764	42,819,974
Diluted	45,204,846	42,132,520	45,458,736	42,819,974

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2013	2012	2013

Net income (loss)	$31.6	$(36.4)	$55.9	$(8.3)
Other comprehensive income (loss):
Foreign currency translation adjustment(1)	12.4	(22.3)	(5.3)	(5.9)
Fair value adjustments of derivatives, net	—	5.3	—	7.2
Amortization of accumulated other comprehensive loss related to ineffective cash flow hedges, net (2)	1.6	—	3.6	1.6

Other comprehensive income (loss)	14.0	(17.0)	(1.7)	2.9

Comprehensive income (loss)	45.6	(53.4)	54.2	(5.4)
Net loss applicable to non-controlling interests	(0.2)	—	(0.6)	(0.2)

Comprehensive income (loss) attributable to DFC Global Corp.	$45.8	$(53.4)	$54.8	$(5.2)

(1)

The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive loss on the balance sheets was a gain of $8.2 million and a loss of $8.1 million as of March 31, 2012 and 2013, respectively.

(2)	Net of $0.4 million of tax for the three months ended March 31, 2012. For the nine months ended March 31, 2012 and 2013, the tax was $1.3 million and $0.6 million, respectively.

Accumulated other comprehensive loss, net of related tax, consisted of $1.6 million of net unrealized losses on terminated cross-currency interest rate swaps at June 30, 2012.

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

						Accumulated
	Common Stock		Additional		Non-	Other	Total
	Outstanding		Paid-in	Accumulated	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Loss	Equity

Balance, June 30, 2012	43,243,445	$—	$491.5	$(0.8)	$(1.1)	$(29.4)	$460.2

Comprehensive loss

Foreign currency translation						(5.9)	(5.9)
Cash flow hedges						8.8	8.8
Net loss applicable to DFC Global Corp.				(8.1)			(8.1)

Total comprehensive loss							(5.2)
Restricted stock grants	252,411
Stock options exercised	113,610		1.1				1.1
Vested portion of granted restricted stock and restricted stock units			4.5				4.5

Repurchase of common stock	(1,787,108)		(30.1)				(30.1)
Retirement of common stock	(103,346)
Other stock compensation			3.2				3.2
Net loss attributable to non-controlling interest			—		(0.2)		(0.2)
Acquisition of non-controlling interest			(1.3)		1.3		—

Balance, March 31, 2013	41,719,012	$—	$468.9	$(8.9)	$—	$(26.5)	$433.5

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	March 31,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$55.9	$(8.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.3	43.4
Goodwill and other intangible assets impairment charge	—	36.6
Change in fair value of derivatives not designated as hedges	(19.9)	—
Provision for loan losses	96.9	128.2
Non-cash stock compensation	5.4	7.9
Loss on disposal of fixed assets	0.2	4.0
Unrealized foreign exchange loss	18.3	0.4
Deferred tax provision (benefit)	1.1	(1.7)
Accretion of debt discount and deferred issuance costs	12.1	15.8
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(6.2)	(2.2)
Increase in finance and service charges receivable	(20.2)	(18.8)
Decrease (increase) in other receivables	2.6	(1.3)
Increase in prepaid expenses and other	(9.7)	(0.2)
Increase in accounts payable, accrued expenses and other liabilities	21.8	11.3

Net cash provided by operating activities	197.6	215.1
Cash flows from investing activities:
Net increase in consumer loans	(92.7)	(120.3)
Originations of pawn loans	(205.2)	(225.7)
Repayment of pawn loans	187.4	219.3
Acquisitions, net of cash acquired	(78.8)	(25.1)
Additions to property and equipment	(44.0)	(32.7)

Net cash used in investing activities	(233.3)	(184.5)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2.6	1.1
Proceeds from issuance of debt	10.6	—
Net increase (decrease) in revolving credit facilities	61.3	(5.0)
Repurchase of common stock	—	(30.1)
Purchase of 2.875% Senior Convertible Notes due 2027	—	(8.6)
Payment of acquisition installment payments and contingent consideration	(13.6)	(3.9)
Payment of debt issuance and other costs	(0.8)	(0.2)

Net cash provided by (used in) financing activities	60.1	(46.7)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(0.6)

Net increase (decrease) in cash and cash equivalents	19.0	(16.7)
Cash and cash equivalents at beginning of period	189.0	224.0

Cash and cash equivalents at end of period	$208.0	$207.3

See accompanying notes to interim unaudited consolidated financial statements

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of DFC Global Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively with DFC, the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC consist primarily of its investment in DFG. DFC has no employees or operating activities. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s Annual Report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 29, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

DFC Global Corp. is a Delaware corporation formed in 1990. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,457 locations (of which 1,420 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM , Super Efectivo® and MoneyNow!® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based unsecured short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, in Finland, Sweden, Poland, the Czech Republic and Spain primarily under the Risicum®, OK Money® and MoneyNow! brand names. The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. In addition, the Company’s Dealers’ Financial Services (“DFS”) subsidiary provides fee based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced primarily under agreements with third-party lenders based in the United States.

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

During fiscal 2012, the Company identified an immaterial reclassification error in its Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 related to the classification of acquisition installment payments. This reclassification decreased total cash used in investing activities by $5.2 million and decreased net cash provided by financing activities by $5.2 million for the nine months ended March 31, 2012. The reclassifications did not change total cash, net income, or any other operating measure.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

The correction of these misstatements resulted in an increase of $0.01 in net income per share basic for the three months ended March 31, 2012, and an increase of $0.02 in net income per share basic and diluted for the nine months ended March 31, 2012. The Segment Information provided in Note 11 has also been restated to reflect these corrections.

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom, Poland and Spain, at approximately 150 of its locations in Ontario, Canada, and at the Company’s pawn shops in the United Kingdom, Sweden and Finland. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. Pawn revenues are recognized using the interest method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

As of March 31, 2013, loans on payment plans are included in consumer loans, net on the interim unaudited consolidated balance sheet. Generally, for customers placed onto payment plans, periodic principal repayments are made over a longer period of time, typically 12 months, in order to meet the affordability needs of these customers. Previously, these loans had been reported based on the month they had been originated, with the majority being included in loans in default. As of December 31, 2012, $17.0 million of loans on payment plans, with a related allowance of $9.2 million, were included in loans in default. The amounts shown in loans in default for periods prior to December 31, 2012 were not significant.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the Financial Accounting Standards Board (“FASB”) Codification, goodwill is assigned to reporting units, which the Company has determined the United Kingdom, Sefina, MEM, Risicum and Poland (which are collectively reported in Europe), Canada, the United States and DFS. The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are combined in one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of its reporting units is less than their carrying amounts as a basis for determining whether or not to

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

perform the quantitative two-step goodwill impairment test. The Company then estimates the fair value of each reporting unit not meeting the qualitative criteria and compares their fair values to their carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company determines the implied fair value of goodwill for that reporting unit by deducting the estimated fair value of its assets, other than goodwill, from its overall fair value. If the fair value of goodwill is less than its carrying amount, the Company recognizes an impairment loss for the difference.

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

The Company considers this to be one of the critical accounting estimates used in the preparation of its consolidated financial statements. The Company estimates the fair value of its reporting units using a discounted cash flow analysis. This analysis requires the Company to make various assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the period covered by its long term business plan. The Company performs its goodwill impairment test annually as of June 30, and its non-amortizable intangibles with indefinite lives are tested annually as of December 31. The Company may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences a significant disruption to its business, unexpected significant declines in its operating results, divestiture of a significant component of its business, a sustained decline in market capitalization, particularly if it falls below its book value, or a significant change to the regulatory environment in which they operate. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of goodwill and indefinite-lived intangible assets, it is possible that a material change could occur, including if actual experience differs from the assumptions and considerations used in its analyses. These differences could have a material adverse impact on the consolidated results of operations and cause the Company to perform the second step impairment test, which could result in a material impairment of its goodwill.

During the three months ended September 30, 2012, the Company performed an interim impairment review of its goodwill, indefinite-lived intangible asset and certain other intangible assets related to its DFS business. The Company determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of its contract with the third-party national bank that funds a majority of the loans for its Military Installment Loan and Education Services, or MILES®, program. The Company recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract, for the three months ended September 30, 2012, as a result of the interim impairment review.

During the three months ended March 31, 2013, the Company identified interim impairment indicators at its DFS reporting unit and performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination performed by the Consumer Financial Protection Bureau (CFPB) during the fiscal year ending June 30, 2013, which delayed the Company’s negotiations with potential lending partners, and other possible funding arrangements, to replace the current third-party national bank that funds a majority of the MILES program loans. The Company believes these alternatives will more competitively underwrite future MILES program loans. The discussions with these new potential lending partners have recently been restarted.

More specifically, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, which led to this intended proceeding, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

During the Company’s fiscal third quarter ending March 31, 2013, the Company revised its forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, the Company concluded that due to changes in the Company’s capital allocation strategy, the Company would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in the Company concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

In Step 1 of the goodwill impairment test, the fair value of the DFS reporting unit was determined based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The DFS

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

reporting unit failed the Step 1 test and a preliminary Step 2 test of the goodwill impairment test was performed. The Company recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents its best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, the Company recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method, while the other intangible assets were valued using an excess earnings valuation method.

The Company estimates that the final goodwill impairment charge will be in the range of $14.0 million to $18.0 million. In the fourth quarter of the fiscal year ending June 30, 2013, the Company will perform its annual impairment tests of goodwill and will also finalize the interim estimated impairment of the DFS goodwill. The Company was not able to finalize the Step 2 test for goodwill impairment due to the significant amount of work required to calculate the implied fair value of goodwill and due to the timing of the interim impairment indicator. The actual goodwill impairment charge could be significantly different from the estimated charge recognized.

While the Company believes the assumptions and forecasts used in calculating the implied fair value of goodwill and the fair value of other intangible assets as of March 31, 2013 reflect the likely outcome of its negotiations with the CFPB and the Company’s strategy on funding loans, if the Company is unsuccessful in its negotiations, or if the Company is not successful in replacing the current lending bank for the majority of its loans under the MILES program, it is likely that the Company would recognize additional impairments of goodwill and other intangible assets, which had a carrying value of approximately $33.4 million as of March 31, 2013, after giving effect to the recognition of impairments discussed above.

Stockholders’ Equity

On December 14, 2011, the Company’s Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. On September 20, 2012, the Company’s Board of Directors reconfirmed the plan through September 30, 2013. During the nine months ended March 31, 2013, the Company repurchased 1,787,108 shares of its outstanding common stock for an aggregate purchase price of $30.1 million, at an average price per share of $16.83. As of March 31, 2013, an additional approximately 2.2 million shares may be repurchased under the stock repurchase plan.

During the nine months ended March 31, 2013, the Company acquired the remaining 24% non-controlling interest in its Polish subsidiary, Optima, S.A., for 0.1 million Polish Zloty (approximately $38,000). The acquisition was recorded as an equity transaction that reduced non-controlling interest and additional paid-in capital by approximately $1.3 million.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013

Net income (loss) attributable to DFC Global Corp.	$31.8	$(36.4)	$56.5	$(8.1)
Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	44.1	42.1	43.9	42.8
Effect of dilutive stock options (1)	1.0	—	1.1	—
Effect of unvested restricted stock and restricted stock unit grants (1)	0.1	—	0.2	—
Dilutive effect of convertible debt	—	—	0.3	—

Weighted average number of shares of common stock outstanding - diluted	45.2	42.1	45.5	42.8

(1)	Due to the net loss for the three and nine months ended March 31, 2013, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive and therefore were not included in the calculation of dilutive EPS.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Compensation expense related to share-based compensation included in the statement of operations for the three months ended March 31, 2012 and 2013 was $1.8 million and $1.9 million, respectively, net of related tax and $5.1 million and $6.1 million, respectively, net of related tax effects for the nine months ended March 31, 2012 and 2013, respectively.

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2013	2012	2013
Expected volatility	50.9%	48.5%	51.1%	49.1%
Expected life (years)	5.6	5.6	5.8	5.6
Risk-free interest rate	1.40%	1.31%	1.45%	1.07%
Expected dividends	None	None	None	None
Weighted average fair value	$8.79	$8.69	$10.34	$7.55

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

A summary of the status of stock option activity for the nine months ended March 31, 2013 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)

Options outstanding at June 30, 2012 (2,379,644 shares exercisable)	3,256,543	$13.17	6.5	$19.0

Granted	89,039	$16.64

Exercised	(113,610)	$9.99

Forfeited and expired	(30,847)	$18.34

Options outstanding at March 31, 2013	3,201,125	$13.33	5.8	$13.9

Exercisable at March 31, 2013	2,605,863	$12.08	5.2	$13.8

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of March 31, 2013. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2013 was $0.2 million and $1.0 million, respectively. As of March 31, 2013, the total unrecognized compensation cost over a weighted-average period of 1.7 years, related to stock options, is expected to be $3.2 million. Cash received from stock options exercised for the three and nine months ended March 31, 2013 was $0.2 million and $1.1 million, respectively.

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

Information concerning unvested restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2012	15,950	$15.24
Granted	—	$—
Vested	(15,950)	$15.24
Forfeited	—	$—

Outstanding at March 31, 2013	—	$—

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Information concerning unvested restricted stock unit awards is as follows:

		Weighted
	Restricted	Average
	Stock Unit	Grant-Date
	Awards	Fair-Value

Outstanding at June 30, 2012	727,211	$18.29
Granted	283,720	$18.14
Vested	(347,213)	$17.74
Forfeited	(23,556)	$17.81

Outstanding at March 31, 2013	640,162	$18.53

As of March 31, 2013, there was $11.8 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the three and nine months ended March 31, 2013 was $2.0 million and $6.4 million, respectively.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not anticipate that the adoption of ASU 2013-02 will have a material effect on its financial position or results of operations.

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

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2012

	Retail-based		Internet-based
	Consumer Loans		Consumer Loans		Pawn
	Gross	Allowance	Gross	Allowance	Loans
Performing	$117.6	$10.3	$88.8	$9.5	$153.9
Non-performing	49.5	36.4	36.0	19.5	—

	$167.1	$46.7	$124.8	$29.0	$153.9

As of March 31, 2013
	Retail-based		Internet-based
	Consumer Loans		Consumer Loans		Pawn
	Gross	Allowance	Gross	Allowance	Loans

Performing	$124.5	$10.5	$106.9	$23.9	$165.3

Non-performing	54.5	42.8	40.4	24.2	—

	$179.0	$53.3	$147.3	$48.1	$165.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2012 and March 31, 2013:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2012

	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$14.8	$8.7	$5.7	$28.2	$57.4	$109.7	$167.1	$1.9
Internet-based consumer loans	10.9	6.6	6.0	12.5	36.0	88.8	124.8	—
Pawn loans	—	—	—	—	—	153.9	153.9	—

Total	$25.7	$15.3	$11.7	$40.7	$93.4	$352.4	$445.8	$1.9

As of March 31, 2013
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$15.2	$8.0	$8.4	$31.2	$62.8	$116.2	$179.0	$2.2
Internet-based consumer loans	10.5	5.8	5.1	19.0	40.4	106.9	147.3	—
Pawn loans	—	—	—	—	—	165.3	165.3	—

Total	$25.7	$13.8	$13.5	$50.2	$103.2	$388.4	$491.6	$2.2

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2012 and March 31, 2013:

Loans Receivable on Nonaccrual Status

(in millions)

As of June 30, 2012

Retail-based consumer loans	$49.5
Internet-based consumer loans	36.0
Pawn loans	—

Total	$85.5

As of March 31, 2013
Retail-based consumer loans	$54.5
Internet-based consumer loans	40.4
Pawn loans	—

Total	$94.9

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2013	2012	2013
Allowance for Consumer Loan Losses:

Beginning Balance	$68.8	$103.0	$52.6	$75.7
Provision for loan losses	33.6	49.7	96.9	128.2
Charge-offs	(33.8)	(53.8)	(90.9)	(124.4)
Recoveries	6.5	7.3	21.2	23.5
Effect of foreign currency translation	2.6	(4.8)	(2.1)	(1.6)

Ending Balance	$77.7	$101.4	$77.7	$101.4

3.	Acquisitions

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

During fiscal 2013, the Company completed various small acquisitions in Canada and the United Kingdom that resulted in an aggregate increase in goodwill of $16.6 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Management’s valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocations.

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading market positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies with de novo expansion following thereafter. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, and that of its industry, is one that does not rely heavily on tangible assets and, therefore, it is common to have a majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2012	$755.5
Acquisitions:
Various small acquisitions	16.6
Goodwill impairment	(15.2)
Foreign currency translation adjustment	(1.8)

Balance at March 31, 2013	$755.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2013 are as follows (in millions):

	Europe	Canada	United States	Other	Total
Balance at June 30, 2012:
Goodwill	$336.7	$178.7	$205.7	$52.1	$773.2
Accumulated impairment charges				(17.7)	(17.7)

	336.7	178.7	205.7	34.4	755.5
Acquisitions	7.5	9.1	—	—	16.6
Goodwill impairment	—	—	—	(15.2)	(15.2)
Foreign currency translation adjustments	(2.4)	0.6	—	—	(1.8)

Balance at March 31, 2013:
Goodwill	341.8	188.4	205.7	52.1	788.0
Accumulated impairment charges	—	—	—	(32.9)	(32.9)

	$341.8	$188.4	$205.7	$19.2	$755.1

The following table reflects the components of intangible assets (in millions):

	June 30,	March 31,
	2012	2013

Non-amortizing intangible assets:
Goodwill	$755.5	$755.1
Reacquired franchise rights	53.3	53.1
DFS MILES program	25.4	10.9
Tradenames	3.4	3.3

	$837.6	$822.4

Amortizable intangible assets:
Purchased technology	$47.7	$46.3
Various contracts	41.5	34.2
Reacquired franchise rights	5.9	6.4
Accumulated amortization:
Purchased technology	(7.1)	(8.7)
Various contracts	(21.4)	(31.2)
Reacquired franchise rights	(1.4)	(2.0)

Total intangible assets	$902.8	$867.4

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

During the three months ended September 30, 2012, the Company performed an interim impairment review of its goodwill, indefinite-lived intangible asset and certain other intangible assets related to its DFS business. The Company determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of its contract with the third-party national bank that funds a majority of the loans for its Military Installment Loan and Education Services, or MILES®, program. The Company recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract, for the three months ended September 30, 2012, as a result of the interim impairment review.

During the three months ended March 31, 2013, the Company identified interim impairment indicators at its DFS reporting unit and performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination of the CFPB during the fiscal year ending June 30, 2013, which delayed the Company’s negotiations with potential lending partners, and other possible funding arrangements, to replace the current third-party national bank that funds a majority of the MILES program loans. The Company believes these alternatives will more competitively underwrite future MILES program loans. The discussions with these new potential lending partners have recently been restarted.

More specifically, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, which led to this intended proceeding, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

During the Company’s fiscal third quarter ending March 31, 2013, the Company revised its forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, the Company concluded that due to changes in the Company’s capital allocation strategy, the Company would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in the Company concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

In Step 1 of the goodwill impairment test, the fair value of the DFS reporting unit was determined based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The DFS reporting unit failed the Step 1 test and a preliminary Step 2 test of the goodwill impairment test was performed. The Company recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents its best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, the Company recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method, while the other intangible assets were valued using an excess earnings valuation method.

The Company estimates that the final goodwill impairment charge will be in the range of $14.0 million to $18.0 million. In the fourth quarter of the fiscal year ending June 30, 2013, the Company will perform its annual impairment tests of goodwill, and will finalize the interim estimated impairment of the DFS goodwill. The Company was not able to finalize the Step 2 test for goodwill impairment due to the significant amount of work required to calculate the implied fair value of goodwill and due to the timing of the interim impairment indicator. The actual goodwill impairment charge could be significantly different from the estimated charge recognized.

While the Company believes the assumptions and forecasts used in calculating the implied fair value of goodwill and the fair value of other intangible assets as of March 31, 2013 reflect the likely outcome of its negotiations with the CFPB and the Company’s strategy on funding loans, if the Company is unsuccessful in its negotiations, or if the Company is not successful in replacing the current lending bank for the majority of its loans under the MILES program, it is likely that the Company would recognize additional impairments of goodwill and other intangible assets, which had a carrying value of approximately $33.4 million as of March 31, 2013, after giving effect to the recognition of impairments discussed above.

Amortization expense of intangible assets was $4.7 million and $3.9 million for the three months ended March 31, 2012 and 2013, respectively. Amortization expense of intangible assets was $14.2 million and $12.8 million for the nine months ended March 31, 2012 and 2013, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2013	$15.7
2014	12.0
2015	9.8
2016	8.2
2017	6.6

$52.3

5.	Debt

The Company had debt obligations at June 30, 2012 and March 31, 2013 as follows (in millions):

	June 30,	March 31,
	2012	2013
Global Revolving credit facility	$22.0	$22.6
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(2.6)	(2.2)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	181.4	187.7
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	43.4	36.2
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	97.5	103.0
Scandinavian credit facilities	62.6	57.8
Other	8.3	8.1

Total debt	1,012.6	1,013.2

Less: current portion of debt	(73.7)	(36.7)

Long-term debt	$938.9	$976.5

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

On December 31, 2012, an aggregate principal amount of $8.6 million of the 2027 Notes were surrendered and repurchased pursuant to the Repurchase Option. Any 2027 Notes not repurchased pursuant to the Repurchase Option remain outstanding and continue to be subject to the terms and conditions of the 2027 Notes and the indenture governing the 2027 Notes. Following the repurchase of 2027 Notes pursuant to the Repurchase Option, an aggregate principal amount of $36.2 million of 2027 Notes remained outstanding and have been classified as long term as of March 31, 2013.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

If a “fundamental change” (as defined in the 2028 Indenture) occurs before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of the 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase.

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

Accounting for Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of March 31, 2013, the discount on the 2027 Notes has been fully amortized using the effective interest method, the remaining discount of $17.0 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $42.3 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

As of March 31, 2013, $22.6 million was outstanding under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay all amounts outstanding within one year.

The senior secured credit agreement governing the global revolving credit facility contains customary covenants, representations and warranties and events of default. As of March 31, 2013, the Company is in compliance with all such covenants.

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

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 4.7 million (approximately $6.0 million) was outstanding as of March 31, 2013, and a term loan facility of EUR 8.0 million (approximately $10.3 million), all of which was outstanding as of March 31, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.66% at March 31, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (3.18% at March 31, 2013). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $36.9 million), all of which was drawn at March 31, 2013, and a revolving credit facility of SEK 125 million (approximately $19.2 million at March 31, 2013), of which SEK 30.0 million (approximately $4.6 million) was outstanding as of March 31, 2013. The Swedish term loan is due June 2016 and carries an interest rate of STIBOR plus 300 basis points (4.30% at March 31, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (3.30% at March 31, 2013). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.1 million of debt assumed as part of the Suttons and Robertsons acquisition, consisting of a $2.8 million revolving loan and a $5.3 million term loan, all of which matures in May 2013. The Company is in the process of negotiating an extension of this facility.

Interest Expense

Interest expense, net was $25.0 million and $28.3 million for the three months ended March 31, 2012 and 2013, respectively. For the nine months ended March 31, 2012 and 2013, interest expense, net was $73.7 million and $91.3 million, respectively. Included in interest expense for the three months ended March 31, 2012 and 2013 is approximately $5.2 million and $5.4 million, respectively, of non-cash interest expense related to the amortization of unrealized losses related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with its Convertible Notes and the amortization of various deferred issuance costs. For the nine months ended March 31, 2012 and 2013, this non-cash interest was approximately $15.4 million and $20.1 million, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which was payable over two years. During the fiscal year ended June 30, 2012, the Company made contingent consideration payments of $11.9 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration is not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in the fair value of the contingent consideration due to time value are recorded in other operating expenses. As of March 31, 2013, the balance of the contingent consideration was fully paid.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets

Derivative financial instruments	$—	$3.0	$—	$3.0

Assets held in funded deferred compensation plan	$6.1	$7.8	$—	$13.9

Liabilities

Derivative financial instruments	$—	$1.1	$—	$1.1

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following table reconciles the change in the Level 3 liabilities for the nine months ended March 31, 2012 and 2013 (in millions):

	Nine Months Ended March 31,
	2012	2013
Beginning balance	$17.8	$4.1
Changes in fair value of contingent consideration	0.1	(1.4)
Payments	(7.7)	(3.3)
Unrealized foreign exchange (gain) loss on contingent consideration	(0.6)	0.5
Foreign currency translation adjustment	(0.4)	0.1

Ending balance	$9.2	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2013

(in millions)

	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

DFS Goodwill	$19.2	$—	$—	$19.2	$(15.2	) (1)
DFS MILES Program	10.9	—	—	10.9	(14.4	) (2)
DFS bank contract	—	—	—	—	(6.2	) (2)
Other DFS contracts	3.3	—	—	3.3	(0.8	) (2)

(1)	In accordance with ASC 350-20, goodwill with a carrying amount of $34.4 million was written down to its implied fair value of $19.2 million, resulting in an impairment charge of $15.2 million, which is included in earnings for the period.
(2)	In accordance with ASC 360-10, the MILES program indefinite-lived intangible asset, the DFS bank contract intangible asset and other DFS-related intangible assets were written down to their fair value of $14.2 million, resulting in impairment charges of $21.4 million, which are included in earnings for the period.

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2012 and March 31, 2013.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2012 and March 31, 2013

(in millions)

		Estimated Fair Value
	Carrying Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Financial assets:
Cash and cash equivalents	$224.0	$224.0	$—	$—	$224.0
Consumer loans, net	186.6	—	—	186.6	186.6
Pawn loans	153.9	—	—	153.9	153.9
Loans in default	29.6	—	—	29.6	29.6

Total financial assets	$594.1	$224.0	$—	$370.1	$594.1

Financial liabilities:
Global revolving credit facility	$22.0	$—	$22.0	$—	$22.0
10.375% Senior notes	600.0	661.5	—	—	661.5
3.25% Senior convertible notes	230.0	247.5	—	—	247.5
2.875% Senior convertible notes	44.8	46.7	—	—	46.7
3.00% Senior convertible notes	120.0	138.0	—	—	138.0
Scandinavian credit facilities	62.6	—	62.6	—	62.6
Other debt	8.3	—	8.3	—	8.3

Total financial liabilities	$1,087.7	$1,093.7	$92.9	$—	$1,186.6

		Estimated Fair Value
	Carrying Value March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2013

Financial assets:

Cash and cash equivalents	$207.3	$207.3	$—	$—	$207.3

Consumer loans, net	197.0	—	—	197.0	197.0

Pawn loans	165.3	—	—	165.3	165.3

Loans in default	27.9	—	—	27.9	27.9

Total financial assets	$597.5	$207.3	$—	$390.2	$597.5

Financial liabilities:
Global revolving credit facility	$22.6	$—	$22.6	$—	$22.6

10.375% Senior notes	600.0	661.5	—	—	661.5
3.25% Senior convertible notes	230.0	239.5	-	-	239.5
2.875% Senior convertible notes	36.2	36.0	—	—	36.0
3.00% Senior convertible notes	120.0	129.9	—	—	129.9

Scandinavian credit facilities	57.8	—	57.8	—	57.8

Other debt	8.1	—	8.1	—	8.1

Total financial liabilities	$1,074.7	$1,066.9	$88.5	$—	$1,155.4

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2012 and March 31, 2013, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps. The Company continued to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and was subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At March 31, 2013, the balance in accumulated other comprehensive income was fully amortized.

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

These cross-currency swaps are designated as cash flow hedges of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. For the nine months ended March 31, 2013, there was no ineffectiveness on these cash flow hedges.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

As of March 31, 2013, the Company had the following outstanding derivatives:

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

As of March 31, 2013, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives:

Commodity Options	Number of Instruments	Notional (ounces of gold bullion)	Floor Price	Cap Price
Gold Collars (XAU/GBP)	4	6,000	£850-875	£1,137-1,194

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2012 and March 31, 2013 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives As of June 30, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross Currency Swaps	Derivatives	$—	Derivatives	$11.2

Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$—

	Asset Derivatives As of March 31, 2013		Liability Derivatives As of March 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross Currency Swaps	Derivatives	$3.0	Derivatives	$1.1

Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$—

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statement of operations for the nine months ended March 31, 2013 (in millions).

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Nine Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cross Currency Swaps	$3.2	Interest Expense	$(10.2)

		Unrealized foreign exchange gain (loss)	4.6

Total	$3.2		$(5.6)

As of March 31, 2013, the Company anticipates reclassifying approximately $10.6 million of losses from accumulated other comprehensive loss to earnings during the next twelve months.

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

As of March 31, 2013, the termination value of derivatives is a net liability position of $0.9 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statement of operations for the nine months ended March 31, 2012 and 2013 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012		2013
Commodity Options	Purchased gold costs	$(0.4)		$—

Cross Currency Swaps	Interest expense	(4.9	) (1)	(2.2	) (1)

	Income tax provision	1.3	(1)	0.6	(1)

	Gain on derivatives not designated as hedges	6.3		—

Total		$2.3		$(1.6)

(1)	Amounts reclassified out of accumulated other comprehensive income

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

8.	Income Taxes

Income Tax Provision

The provision for income taxes was $32.5 million for the nine months ended March 31, 2012 compared to a provision of $20.6 million for the nine months ended March 31, 2013. The Company’s effective tax rate was 36.7% for the nine months ended March 31, 2012 and was 167.83% for the nine months ended March 31, 2013. The increase in the effective tax rate for the nine months ended March 31, 2013 as compared to the prior year was primarily a result of the impairment of DFS’s goodwill and other intangibles, as well as continuing losses in the United States. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2013, the Company maintained deferred tax assets of $145.6 million, which is offset by a valuation allowance of $103.4 million, which represents a decrease of $5.1 million in the net deferred tax asset during the nine months ended March 31, 2013. The change for the period in the Company’s deferred tax assets and valuation allowances is presented in the table below and more fully described in the paragraphs that follow.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2012	$132.0	$84.7	$47.3
U.S. increase/(decrease)	14.0	18.5	(4.5)
Foreign increase	(0.4)	0.2	(0.6)

Balance at March 31, 2013	$145.6	$103.4	$42.2

The $145.6 million in deferred tax assets consists of $67.3 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits and $21.6 million in foreign deferred tax assets. At March 31, 2013, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $67.3 million, which reflects an increase of $14.0 million during the period. The net operating loss carry forward at June 30, 2012 was $65.4 million and was $58.5 million at March 31, 2013. The decrease in the net operating loss carryforward was the result of the utilization of a net operating loss carryforward for the fiscal year ended June 30, 2012. The U.S. federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the net operating loss carry forwards is $2.5 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The Company has foreign tax credit carry forwards of approximately $56.7 million, which will begin to expire in 2017 if not utilized. Included in the foreign tax credit carry forwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The Company’s ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code (the “Code”) because of changes of ownership resulting from the Company’s June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. Additionally, the Company maintains foreign deferred tax assets in the amount of $21.6 million, which is offset by a valuation allowance of $0.1 million. For purposes of balance sheet presentation, the deferred tax liability related to the convertible notes has been netted against the Company’s deferred tax asset.

At June 30, 2012, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $16.1 million, primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2013, the Company had $19.4 million of unrecognized tax benefits primarily related to transfer pricing matters, which if recognized, would decrease the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2012 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2012 for Canada and tax years 2006 through 2012 for Sweden and Finland. On September 5, 2012, the Canada Revenue Agency (“CRA”) issued assessment letters for National Money Mart Company related to tax fiscal years ending June 30, 2008 and 2009. Similar to the CRA assessments for 2006 and 2007, the Company has not agreed with the proposed transfer pricing adjustments and is contesting them through the administrative process.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

As of March 31, 2013, an aggregate of approximately CAD 31.9 million is included in the Company’s accrued expenses and other liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 18.4 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at March 31, 2013 and additional accruals may be required in the future.

Other Canadian Litigation

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMM’s attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. In December 2012, in response to the plaintiff’s failure to honor NMM’s request

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

to meet and confer, NMM filed a motion with the court asking that it impose a discovery plan on the parties to move the case along. In April 2013, the Court, rather than granting NMM’s motion, instructed the parties to meet and confer on a discovery plan. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

California Legal Proceeding

In 2007, the San Francisco City Attorney (the “City Attorney”) filed a complaint in the name of the People of the State of California alleging, among other things, that certain of the Company’s subsidiaries violated California Business and Professions Code Section 17200 by either themselves making installment loans under the guise of marketing and servicing for co-defendant First Bank of Delaware (the “Bank”) or by brokering installment loans made by the Bank in California in violation of the prohibition on usury contained in the California Constitution and the California Finance Lenders Law, and that they otherwise violated the California Finance Lenders Law and the California Deferred Deposit Transaction Law. In October 2011, the Company and the City Attorney entered into a settlement agreement pursuant to which the Company agreed (i) to pay $0.9 million to the City of San Francisco, and (ii) to contribute between $3.0 million and $7.5 million to a settlement fund to satisfy claims for restitution by customers who allegedly were damaged by these loans. In December 2012, the Company paid $5.5 million in cash into the settlement fund, satisfying the Company’s financial obligations under the settlement agreement. In January 2013, the claims administrator mailed the settlement checks to all verified claimants.

Administrative Action by Consumer Financial Protection Agency

The Consumer Financial Protection Bureau performed an examination of DFS during the fiscal year ending June 30, 2013. As a result of this examination, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

10.	Restructuring Activities

During the three months ended March 31, 2013, the Company initiated a restructuring plan to better align its global retail and Internet platforms. The restructuring plan included workforce reductions as well as the closure of retail store locations and asset write-offs. During the three months ended March 31, 2013, the Company incurred $5.6 million of costs associated with the restructuring plan, all of which are included in Other income (expense) on the condensed consolidated statement of operations. The plan was substantially completed during the three months ended March 31, 2013.

Restructuring charges during the three months ended March 31, 2013 were as follows (in millions):

	Europe	Canada	United States	Other	Total

Work force reductions	$0.7	$0.3	$—	$1.8	$2.8
Store closures/exit costs	—	0.4	0.2	—	0.6
Asset impairments	1.9	0.2	0.1	—	2.2

Total	$2.6	$0.9	$0.3	$1.8	$5.6

Of the $5.6 million accrued for restructuring during the three months ended March 31, 2013, $0.2 million has been paid and $2.2 million of property and equipment has been written off, leaving an accrual of $3.2 million as of March 31, 2013. The Company expects the majority of this amount will be paid within one year.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(In millions)

	Europe	Canada	United States	Other	Total
As of and for the three months ended March 31, 2012

Total assets	$910.0	$444.7	$262.2	$152.0	$1,768.9
Goodwill and other intangibles, net	402.2	235.0	206.1	103.1	946.4
Sales to unaffiliated customers:
Consumer lending	103.7	43.7	15.6	—	163.0
Check cashing	6.4	16.9	12.0	—	35.3
Pawn service fees and sales	21.0	—	—	—	21.0
Money transfer fees	2.7	5.4	1.3	—	9.4
Gold sales	14.0	3.3	1.3	—	18.6
Other	5.4	11.0	3.3	3.0	22.7

Total sales to unaffiliated customers	153.2	80.3	33.5	3.0	270.0
Provision for loan losses	28.0	4.5	1.1	—	33.6
Depreciation and amortization	7.0	2.3	0.6	2.2	12.1
Interest expense, net	6.5	16.2	—	2.3	25.0
Unrealized foreign exchange (gain) loss	(1.1)	(10.8)	—	0.1	(11.8)
Loss on derivatives not designated as hedges	—	6.4	—	—	6.4
Loss on store closings	—	0.1	—	—	0.1
Other (income) expense, net	(1.9)	(0.5)	0.1	0.5	(1.8)
Income (loss) before income taxes	21.1	16.2	10.0	(6.3)	41.0
Income tax provision	4.1	2.0	3.3	—	9.4

	Europe	Canada	United States	Other	Total
For the nine months ended March 31, 2012
Sales to unaffiliated customers:
Consumer lending	$293.4	$136.7	$49.6	$—	$479.7
Check cashing	21.2	56.1	28.9	—	106.2
Pawn service fees and sales	62.2	0.1	—	—	62.3
Money transfer fees	8.1	16.9	3.8	—	28.8
Gold sales	37.1	11.1	4.3	—	52.5
Other	19.5	26.6	9.5	9.9	65.5

Total sales to unaffiliated customers	441.5	247.5	96.1	9.9	795.0
Provision for loan losses	75.8	14.6	6.5	—	96.9
Depreciation and amortization	20.4	6.7	1.9	6.7	35.7
Interest expense, net	16.3	50.4	—	7.0	73.7
Unrealized foreign exchange (gain) loss	(0.2)	18.6	—	(0.1)	18.3
Gain on derivatives not designated as hedges	—	(6.3)	—	—	(6.3)
Provision for litigation settlements	—	0.1	3.9	—	4.0
Loss on store closings	—	0.2	0.2	—	0.4
Other (income) expense, net	(0.9)	(1.7)	0.1	1.9	(0.6)
Income (loss) before income taxes	69.1	24.2	19.5	(24.4)	88.4
Income tax provision	18.5	9.8	4.2	—	32.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(In millions)

	Europe	Canada	United States	Other	Total
As of and for the three months ended March 31, 2013

Total assets	$939.5	$442.2	$262.5	$92.3	$1,736.5
Goodwill and other intangibles, net	387.2	240.1	206.1	34.0	867.4
Sales to unaffiliated customers:
Consumer lending	117.0	48.1	16.6	—	181.7
Check cashing	5.5	15.7	10.7	—	31.9
Pawn service fees and sales	21.3	0.1	—	—	21.4
Money transfer fees	2.7	4.8	0.9	—	8.4
Gold sales	14.8	2.2	0.8	—	17.8
Other	6.8	10.3	3.4	1.9	22.4

Total sales to unaffiliated customers	168.1	81.2	32.4	1.9	283.6
Provision for loan losses	41.8	5.6	2.3	—	49.7
Depreciation and amortization	8.1	2.2	0.5	1.8	12.6
Interest expense, net	10.3	15.8	—	2.3	28.4
Goodwill and other intangible assets impairment charge	—	—	—	31.1	31.1
Unrealized foreign exchange loss	2.0	0.2	—	(0.1)	2.1
Loss on store closings	0.1	0.1	0.1	—	0.3
Other expense, net	2.8	0.9	0.3	8.7	12.7
(Loss) income before income taxes	(10.6)	10.7	9.0	(44.8)	(35.7)
Income tax (benefit) provision	(2.4)	3.1	—	—	0.7

	Europe	Canada	United States	Other	Total
For the nine months ended March 31, 2013
Sales to unaffiliated customers:
Consumer lending	$345.8	$151.8	$52.2	$—	$549.8
Check cashing	18.3	53.0	26.1	—	97.4
Pawn service fees and sales	62.7	0.1	—	—	62.8
Money transfer fees	8.4	16.1	3.4	—	27.9
Gold sales	40.7	7.7	2.6	—	51.0
Other	24.7	24.0	9.9	5.7	64.3

Total sales to unaffiliated customers	500.6	252.7	94.2	5.7	853.2
Provision for loan losses	103.3	16.7	8.2	—	128.2
Depreciation and amortization	24.3	6.8	1.6	6.0	38.7
Interest expense, net	28.8	54.3	—	8.2	91.3
Goodwill and other intangible assets impairment charge	—	—	—	36.6	36.6
Unrealized foreign exchange loss (gain)	0.8	(0.3)	—	(0.1)	0.4
Provision for litigation settlements	—	—	2.7	—	2.7
Loss on store closings	0.4	0.2	0.3	—	0.9
Other expense (income), net	3.5	(0.5)	0.3	9.0	12.3
Income (loss) before income taxes	26.8	34.9	19.1	(68.5)	12.3
Income tax provision	6.6	9.9	4.1	—	20.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2012 and March 31, 2013, the condensed consolidating statements of operations for the three and nine months ended March 31, 2012 and 2013, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2012 and 2013 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$43.7	$15.6	$103.7	$—	$163.0
Check cashing	—	16.9	12.0	6.4	—	35.3
Other	—	19.7	8.8	43.2	—	71.7

Total revenues	—	80.3	36.4	153.3	—	270.0

Operating expenses:
Salaries and benefits	—	15.6	12.2	29.1	—	56.9
Provision for loan losses	—	4.5	1.1	28.0	—	33.6
Occupancy	—	5.5	3.2	7.1	—	15.8
Purchased gold costs	—	2.0	0.8	12.6	—	15.4
Depreciation	—	1.5	0.6	3.5	—	5.6
Other	—	11.0	6.2	29.7	—	46.9

Total operating expenses	—	40.1	24.1	110.0	—	174.2

Operating margin	—	40.2	12.3	43.3	—	95.8

Corporate and other expenses:
Corporate expenses	—	4.6	18.7	7.1	—	30.4
Intercompany charges	—	7.0	(15.2)	8.2	—	—
Other depreciation and amortization	—	0.9	2.2	3.4	—	6.5
Interest expense (income), net	3.6	17.6	(1.3)	5.1	—	25.0
Unrealized foreign exchange (gain) loss	—	(10.8)	0.2	(1.2)	—	(11.8)
Loss on derivatives not designated as hedges	—	6.4	—	—	—	6.4
Loss on store closings	—	—	0.1	—	—	0.1
Other expense (income), net	—	0.3	(0.4)	(1.7)	—	(1.8)

(Loss) income before income taxes	(3.6)	14.2	8.0	22.4	—	41.0
Income tax provision	—	2.1	3.3	4.0	—	9.4

Net (loss) income	(3.6)	12.1	4.7	18.4	—	31.6
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Equity in net income of subsidiaries:
National Money Mart Company	12.1	—	—	—	(12.1)	—
Guarantors	4.7	—	—	—	(4.7)	—
Non-guarantors	18.6	—	—	—	(18.6)	—

Net income attributable to DFC Global Corp.	$31.8	$12.1	$4.7	$18.6	$(35.4)	$31.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Nine Months ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$136.7	$49.6	$293.4	$—	$479.7
Check cashing	—	56.1	28.9	21.2	—	106.2
Other	—	54.7	27.5	126.9	—	209.1

Total revenues	—	247.5	106.0	441.5	—	795.0

Operating expenses:
Salaries and benefits	—	48.8	36.8	79.3	—	164.9
Provision for loan losses	—	14.6	6.5	75.8	—	96.9
Occupancy	—	15.8	9.8	20.0	—	45.6
Purchased gold costs	—	6.7	2.6	32.5	—	41.8
Depreciation	—	4.3	2.0	9.9	—	16.2
Other	—	33.1	18.2	89.8	—	141.1

Total operating expenses	—	123.3	75.9	307.3	—	506.5

Operating margin	—	124.2	30.1	134.2	—	288.5

Corporate and other expenses:
Corporate expenses	—	15.1	56.1	19.9	—	91.1
Intercompany charges	—	21.0	(40.7)	19.7	—	—
Other depreciation and amortization	—	2.5	6.6	10.4	—	19.5
Interest expense (income), net	10.8	52.6	(3.8)	14.1	—	73.7
Unrealized foreign exchange loss (gain)	—	18.6	(0.1)	(0.2)	—	18.3
Gain on derivatives not designated as hedges	—	(6.3)	—	—	—	(6.3)
Provision for litigation settlements	—	0.1	3.9	—	—	4.0
Loss on store closings	—	0.2	0.2	—	—	0.4
Other expense (income), net	—	0.6	(0.4)	(0.8)	—	(0.6)

(Loss) income before income taxes	(10.8)	19.8	8.3	71.1	—	88.4
Income tax provision	—	9.8	4.2	18.5	—	32.5

Net (loss) income	(10.8)	10.0	4.1	52.6	—	55.9
Less: Net loss attributable to non-controlling interests	—	—	—	(0.6)	—	(0.6)

Equity in net income of subsidiaries:
National Money Mart Company	10.0	—	—	—	(10.0)	—
Guarantors	4.1	—	—	—	(4.1)	—
Non-guarantors	53.2	—	—	—	(53.2)	—

Net income attributable to DFC Global Corp.	$56.5	$10.0	$4.1	$53.2	$(67.3)	$56.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows

Nine Months Ended March 31, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$56.5	$10.0	$4.1	$52.6	$(67.3)	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(67.3)	—	—	—	67.3	—
Depreciation and amortization	0.1	9.0	9.6	20.6	—	39.3
Change in fair value of derivatives not designated as hedges	—	(19.8)	—	(0.1)		(19.9)
Provision for loan losses	—	14.6	6.5	75.8	—	96.9
Non-cash stock compensation	5.4	—	—	—	—	5.4
Losses on disposal of fixed assets	—	—	0.2	—	—	0.2
Unrealized foreign exchange loss (gain)	—	18.6	(0.1)	(0.2)	—	18.3
Deferred tax provision (benefit)	—	0.1	4.3	(3.3)	—	1.1
Accretion of debt discount and deferred issuance costs	6.9	5.2	—	—	—	12.1
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(6.2)	—	(6.2)
Increase in finance and service charges receivable	—	(2.8)	(0.8)	(16.6)	—	(20.2)
Decrease (increase) in other receivables	—	3.9	(1.1)	(0.2)	—	2.6
Decrease (increase) in prepaid expenses and other	—	0.1	(3.4)	(6.4)	—	(9.7)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1.1)	5.4	6.5	11.0	—	21.8

Net cash provided by operating activities	0.5	44.3	25.8	127.0	—	197.6

Cash flows from investing activities:
Net increase in consumer loans	—	(9.3)	(2.0)	(81.4)	—	(92.7)
Originations of pawn loans	—	(0.2)	—	(205.0)	—	(205.2)
Repayment of pawn loans	—	—	—	187.4	—	187.4
Acquisitions, net cash acquired	—	(9.7)	—	(69.1)	—	(78.8)
Additions to property and equipment	—	(8.1)	(7.8)	(28.1)	—	(44.0)
Net (increase) decrease in due from affiliates	(2.9)	(25.8)	(13.4)	42.1	—	—

Net cash used in investing activities	(2.9)	(53.1)	(23.2)	(154.1)	—	(233.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.6	—	—	—	—	2.6
Proceeds from issuance of debt		—	—	10.6	—	10.6
Net increase in revolving credit facilities	—	10.0	7.9	43.4	—	61.3
Payment of acquisition installment payments	—	—	—	(13.6)	—	(13.6)
Payment of debt issuance and other costs	—	0.4	(2.1)	0.9	—	(0.8)

Net cash provided by financing activities	2.6	10.4	5.8	41.3	—	60.1

Effect of exchange rate changes on cash and cash equivalents	—	(4.5)	—	(0.9)	—	(5.4)

Net increase (decrease) in cash and cash equivalents	0.2	(2.9)	8.4	13.3	—	19.0

Cash and cash equivalents balance-beginning of period	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of period	$0.2	$92.3	$31.6	$83.9	$—	$208.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Balance Sheets

March 31, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$0.3	$79.7	$31.7	$95.6	$—	$207.3
Consumer loans, net	—	36.9	22.3	137.8	—	197.0
Pawn loans, net	—	0.7	—	164.6	—	165.3
Loans in default, net	—	4.7	—	23.2	—	27.9
Other receivables	—	14.6	5.3	14.4	—	34.3
Prepaid expenses and other current assets	—	5.4	8.8	39.4	—	53.6

Total current assets	0.3	142.0	68.1	475.0	—	685.4
Fair value of derivatives	—	0.4	—	2.6	—	3.0
Deferred tax asset, net of valuation allowance	—	16.4	—	1.4	—	17.8
Intercompany receivables	560.2	31.6	—	—	(591.8)	—
Property and equipment, net	—	29.3	19.3	72.5	—	121.1
Goodwill and other intangibles, net	—	240.1	240.1	387.2	—	867.4
Debt issuance costs, net	6.3	9.7	1.2	0.8	—	18.0
Investment in subsidiaries	199.7	469.2	171.4	—	(840.3)	—
Other	—	1.0	22.6	0.2	—	23.8

Total Assets	$766.5	$939.7	$522.7	$939.7	$(1,432.1)	$1,736.5

Liabilities and Stockholders’ Equity
Accounts payable	$0.6	$18.7	$13.0	$18.2	$—	$50.5
Income taxes payable	—	11.3	—	4.2	—	15.5
Accrued expenses and other liabilities	5.5	42.7	35.1	26.7	—	110.0
Current portion of long-term debt	—	—	13.5	23.2	—	36.7

Total current liabilities	6.1	72.7	61.6	72.3	—	212.7
Fair value of derivatives	—	1.1	—	—	—	1.1
Long-term deferred tax liability	—	16.4	34.6	10.6	—	61.6
Long-term debt	326.9	597.8	—	51.8	—	976.5
Intercompany payables	—	—	202.0	389.8	(591.8)	—
Other non-current liabilities	—	24.4	21.2	5.5	—	51.1

Total liabilities	333.0	712.4	319.4	530.0	(591.8)	1,303.0

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	433.5	227.3	203.3	351.4	(782.0)	433.5

Total stockholders’ equity	433.5	227.3	203.3	351.4	(782.0)	433.5

Total Liabilities and Stockholders’ Equity	$766.5	$939.7	$522.7	$939.7	$(1,432.1)	$1,736.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Three Months ended March 31, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$48.1	$16.6	$117.0	$—	$181.7
Check cashing	—	15.7	10.7	5.5	—	31.9
Other	—	17.4	7.0	45.6	—	70.0

Total revenues	—	81.2	34.3	168.1	—	283.6

Operating expenses:
Salaries and benefits	—	17.3	12.1	31.9	—	61.3
Provision for loan losses	—	5.6	2.3	41.8	—	49.7
Occupancy	—	5.5	3.1	9.0	—	17.6
Purchased gold costs	—	1.4	0.4	13.5	—	15.3
Depreciation	—	1.5	0.5	4.5	—	6.5
Other	—	11.1	6.0	43.2	—	60.3

Total operating expenses	—	42.4	24.4	143.9	—	210.7

Operating margin	—	38.8	9.9	24.2	—	72.9

Corporate and other expenses:
Corporate expenses	—	5.4	14.9	7.6	—	27.9
Intercompany charges	—	5.0	(13.7)	8.7	—	—
Other depreciation and amortization	—	0.6	1.7	3.8	—	6.1
Interest expense (income), net	2.9	17.2	(0.6)	8.9	—	28.4
Goodwill and other intangible assets impairment charge	—	—	31.1	—	—	31.1
Unrealized foreign exchange gain	—	0.2	(0.1)	2.0	—	2.1
Loss on store closings	—	0.1	0.1	0.1	—	0.3
Other expense (income), net	0.3	1.5	8.1	2.8	—	12.7

(Loss) income before income taxes	(3.2)	8.8	(31.6)	(9.7)	—	(35.7)
Income tax provision (benefit)	—	3.1	0.1	(2.5)	—	0.7

Net (loss) income	(3.2)	5.7	(31.7)	(7.2)	—	(36.4)

Equity in net (loss) income of subsidiaries:
National Money Mart Company	5.7	—	—	—	(5.7)	—
Guarantors	(31.7)	—	—	—	31.7	—
Non-guarantors	(7.2)	—	—	—	7.2	—

Net (loss) income attributable to DFC Global Corp.	$(36.4)	$5.7	$(31.7)	$(7.2)	$33.2	$(36.4)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations

Nine Months ended March 31, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$151.8	$52.2	$345.8	$—	$549.8
Check cashing	—	53.0	26.1	18.3	—	97.4
Other	—	47.9	21.6	136.5	—	206.0

Total revenues	—	252.7	99.9	500.6	—	853.2

Operating expenses:
Salaries and benefits	—	51.4	36.4	93.2	—	181.0
Provision for loan losses	—	16.7	8.2	103.3	—	128.2
Occupancy	—	16.3	9.6	25.5	—	51.4
Purchased gold costs	—	4.6	1.5	34.3	—	40.4
Depreciation	—	4.9	1.7	13.3	—	19.9
Other	—	33.5	18.5	113.6	—	165.6

Total operating expenses	—	127.4	75.9	383.2	—	586.5

Operating margin	—	125.3	24.0	117.4	—	266.7

Corporate and other expenses:
Corporate expenses	—	17.2	52.2	22.0	—	91.4
Intercompany charges	—	17.4	(42.1)	24.7	—	—
Other depreciation and amortization	—	1.9	5.8	11.1	—	18.8
Interest expense (income), net	10.3	58.6	(2.0)	24.4	—	91.3
Goodwill and other intangible assets impairment charge	—	—	36.6	—	—	36.6
Unrealized foreign exchange (gain) loss	—	(0.3)	(0.1)	0.8	—	0.4
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	—	0.2	0.3	0.4	—	0.9
Other expense, net	0.3	1.7	7.1	3.2	—	12.3

(Loss) income before income taxes	(10.6)	28.6	(36.5)	30.8	—	12.3
Income tax provision	—	9.9	4.2	6.5	—	20.6

Net (loss) income	(10.6)	18.7	(40.7)	24.3	—	(8.3)

Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	18.7	—	—	—	(18.7)	—
Guarantors	(40.7)	—	—	—	40.7	—
Non-guarantors	24.5	—	—	—	(24.5)	—

Net (loss) income attributable to DFC Global Corp.	$(8.1)	$18.7	$(40.7)	$24.5	$(2.5)	$(8.1)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows

Nine Months Ended March 31, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8.1)	$18.7	$(40.7)	$24.3	$(2.5)	$(8.3)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed income of subsidiaries	(2.5)	—	—	—	2.5	—
Depreciation and amortization	1.3	9.1	8.2	24.8	—	43.4
Goodwill and other intangible assets impairment charge	—	—	36.6	—	—	36.6
Provision for loan losses	—	16.7	8.2	103.3	—	128.2
Non-cash stock compensation	7.9	—	—	—	—	7.9
Loss on disposal of fixed assets	—	0.7	0.8	2.5	—	4.0
Unrealized foreign exchange (gain) loss	—	(0.3)	(0.1)	0.8	—	0.4
Deferred tax provision (benefit)	—	2.0	3.4	(7.1)	—	(1.7)
Accretion of debt discount and deferred issuance costs	13.2	2.6	—	—	—	15.8
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loans fees and service charges receivable	—	(0.1)	—	(2.1)	—	(2.2)
Increase in finance and service charges receivable	—	(2.6)	(1.0)	(15.2)	—	(18.8)
Decrease (increase) in other receivables	0.3	(6.8)	(0.8)	6.0	—	(1.3)
(Increase) decrease in prepaid expenses and other	—	(0.1)	(2.8)	2.7	—	(0.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3.0	25.1	(3.9)	(12.9)	—	11.3

Net cash provided by operating activities	15.1	65.0	7.9	127.1	—	215.1

Cash flows from investing activities:
Net increase in consumer loans	—	(13.4)	(6.2)	(100.7)	—	(120.3)
Originations of pawn loans	—	(0.7)	—	(225.0)	—	(225.7)
Repayment of pawn loans	—	0.2	—	219.1	—	219.3
Acquisitions, net of cash acquired	—	(10.0)	—	(15.1)	—	(25.1)
Additions to property and equipment	—	(5.4)	(4.9)	(22.4)	—	(32.7)
Net decrease (increase) in due from affiliates	22.7	(53.4)	8.2	22.5	—	—

Net provided by (cash used) in investing activities	22.7	(82.7)	(2.9)	(121.6)	—	(184.5)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1.1	—	—	—	—	1.1
Net (decrease) increase in revolving credit facilities	—	—	(8.5)	3.5	—	(5.0)
Repurchase of DFC Stock	(30.1)	—	—	—	—	(30.1)
Purchase of 2.875% Senior Convertible Notes due 2027	(8.6)	—	—	—	—	(8.6)
Payment of contingent consideration and acquisition installment payments	—	—	—	(3.9)	—	(3.9)
Payment of debt issuance and other costs	(0.2)	—	—	—	—	(0.2)

Net cash used in financing activities	(37.8)	—	(8.5)	(0.4)	—	(46.7)

Effect of exchange rate changes on cash and cash equivalents	—	1.2	—	(1.8)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	—	(16.5)	(3.5)	3.3	—	(16.7)

Cash and cash equivalents balance-beginning of period	0.3	96.2	35.2	92.3	—	224.0

Cash and cash equivalents balance-end of period	$0.3	$79.7	$31.7	$95.6	$—	$207.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

13.	Subsequent Event

In April 2013, the Company began making repurchases of its common stock under its previously announced stock repurchase plan. Between April 1, 2013 and May 7, 2013, the Company had repurchased 1,228,333 shares of its common stock for an aggregate price of $17.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements or challenges in operations, regulatory developments, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012, as amended by the risk factors included under “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

At March 31, 2013, our global retail operations consisted of 1,457 retail storefront locations, of which 1,420 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!® and Super Efectivo®. We also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, and in Finland, Sweden, Poland, the Czech Republic and Spain primarily under the Risicum®, OK Money® and MoneyNow! brand names. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. In addition, our DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a major third-party national bank through our branded Military Installment Loan and Education Services, or MILES®, program.

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

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. In the fiscal year ended June 30, 2011, we substantially increased our online presence in the United Kingdom by acquiring the largest online provider of unsecured short-term consumer loans by revenue in that country. We have continued to expand our Internet-based lending business, most recently acquiring Risicum Oyj in July 2011, which offers unsecured short-term consumer loans through the Internet and mobile phone technologies in Finland and Sweden. We leveraged the scalable technology and back-office support capabilities of Risicum to launch Internet lending businesses in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013, and expect to further extend our Internet-based lending capabilities into other countries in Europe in future periods. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland, and in March 2012 we acquired a chain of eight retail pawn and gold buying stores in Spain. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons & Robertsons stores in Britain, and have begun implementing secured pawn lending in our Canadian retail stores beginning earlier this fiscal year. Internet-based and secured pawn lending generated $75.5 million and $21.4 million, respectively, of revenue for the three months ended March 31, 2013, representing 26.6% and 7.5% of our revenue, respectively, for the three months ended March 31, 2013.

We manage our business as three reportable segments — our financial services offerings in each of Europe, Canada and the United States. Dealers’ Financial Services, LLC, or DFS, our subsidiary which operates independently of our other businesses, is included in Other.

Trends and Competition in Internet-based Business

Within the past two years, we have significantly expanded our online presence and obtained scalable technological platforms in several markets, most notably in the United Kingdom and Finland. We expect to continue to expand our online lending business in the future, both through acquisitions as well as by organic growth, such as the Internet-based businesses that we started in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013. Although we have seen an increase in the number of competitors within the online markets in which we now operate (including a large increase in providers in the United Kingdom), we believe that competition in the online loan market continues to be largely fragmented with high barriers to entry, including the ability to raise sufficient capital to fund loans and growth in loan portfolios, the ability to implement effective underwriting, collections and fraud prevention processes, technology requirements, marketing costs, customer privacy issues and other regulatory and compliance requirements. Additionally, we believe that recent regulatory developments in the United Kingdom and Finland will result in some market consolidation and provide additional growth opportunities for companies with sufficient capital and sound operating platforms.

Recent Regulatory Developments

Set forth below is a brief discussion of recent legal and regulatory developments in markets in which we operate that potentially may have a material impact on us and our results of operations.

In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. As required by the Consumer Credit Act of 1974, we have obtained licenses from the Office of Fair Trading, which we refer to as the OFT, which is responsible for setting policy and for consumer protection. The Consumer Credit Act of 1974 also contains rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In 2009, The Money Laundering Regulations 2007 were enhanced to include consumer credit lenders, and all consumer credit lenders not authorized by the Financial Services Authority or HM Revenue and Customs as a Money Service Business are now required to register with the Office of Fair Trading. We believe that we have complied with these regulations where we were not already registered by HM Revenue and Customs.

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. In February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among approximately 50 companies offering unsecured short-term consumer loans for which the OFT has conducted on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its on-site review of our businesses in the United Kingdom in late fiscal 2012. Furthermore, we have provided the OFT with responses to comprehensive survey requests with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. The OFT issued its final report on the outcome of its sector review in March 2013. In that report, the OFT indicated that it would be writing to all of the approximately 50 lenders in a staggered timeframe with its findings following the on-site inspections of these lenders. Our operating subsidiary which holds the consumer credit license for our Payday UK® business received its letter from the OFT and is required to submit a report confirming its compliance with the OFT letter by May 28, 2013. Our operating subsidiaries holding the consumer credit licenses for our Payday Express® and The Money Shop businesses businesses also received their letters and are required to submit reports confirming compliance with those letters by July 17, 2013. While each of these letters have different requirements specific to the particular business, overall, the letters both specifically and generally advise on required actions in the following categories: advertising and marketing; pre-contact information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues. All relevant business units in the United Kingdom are also evaluating the contents of the final OFT report as they relate to our lending operations in the United Kingdom.

The OFT also updated its Debt Collection Guidance in October 2011, and, in November 2012, issued guidance regarding the use of continuous payment authority. Under that guidance, we will be required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments. Additionally, the OFT’s guidance will require us to suspend the use of continuous payment authority to collect defaulted debt from a customer who we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. As we continue to evaluate all of these regulatory developments in the United Kingdom, we may consider making changes, or may be required to make additional changes, to our lending and collection practices, but it is too soon to estimate the impact of any such changes.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland. Our Finland-based Risicum subsidiary is a member of the Finnish Association for Micro Loans, which presented information to the Ministry of Justice working group. On September 11, 2012, after a consultation period which resulted in several potential modifications to the working group’s proposals, a bill was introduced in the Finnish Parliament to restrict the interest rate on loans less than €2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50%. This amendment to the Finnish Consumer Protection law, including the interest rate limit and enhanced obligations for lenders to evaluate consumer creditworthiness, was ratified by the Finnish Parliament and the President of Finland and will come into force on June 1, 2013. As a result of this law, we will be required to significantly modify the terms of our present Internet-based short-term loan product in Finland or replace it with another product, and we are currently evaluating alternatives to comply with the amended law.

In the United States, the Consumer Financial Protection Bureau (“CFPB”) has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as the Company. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013, and, based on preliminary discussions with the CFPB, we believe that no indications of significant deficiencies will be identified as a result of that review. Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

Other Events

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing the repurchase of up to five million shares in the aggregate of our outstanding common stock. On September 20, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. As of March 31, 2013, we had repurchased 2,779,108 shares of our common stock under the plan for an average price of $16.54 per share, including 230,000 shares repurchased during the three months ended March 31, 2013 for an average price of $17.26 per share. From April 1, 2013 to May 7, 2013, we repurchased an additional 1,228,333 shares for an average price of $13.86. As of May 7, 2013, an additional approximately 1.0 million shares may be repurchased under the stock repurchase plan.

During the three months ended March 31, 2013, we incurred approximately $7.0 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms.

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, loan loss reserves and impairment of goodwill and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

Other than the items noted below, management believes there have been no significant changes during the nine months ended March 31, 2013, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

During the three months ended March 31, 2013, we identified interim impairment indicators at our DFS reporting unit and performed an interim impairment test of our goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination performed by the CFPB during the fiscal year ending June 30, 2013, which delayed our negotiations with potential lending partners, and other possible funding arrangements, to replace the current third-party national bank that funds a majority of the MILES program loans. We believe these alternatives will more competitively underwrite future MILES program loans. The discussions with these new potential lending partners have recently been restarted.

More specifically, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, which led to this intended proceeding, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

During our fiscal third quarter ending March 31, 2013, we revised our forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we would not fund a portion of the loans originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in us concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

In Step 1 of the goodwill impairment test, the fair value of the DFS reporting unit was determined based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The DFS reporting unit failed the Step 1 test and a preliminary Step 2 of the goodwill impairment test was performed.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents our best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method, while the other intangible assets were valued using an excess earnings valuation method.

We estimate that the final goodwill impairment charge will be in the range of $14.0 million to $18.0 million. In the fourth quarter of the fiscal year ending June 30, 2013, we will perform our annual impairment tests of goodwill, and will finalize the interim estimated impairment of the DFS goodwill. We were not able to finalize the Step 2 test for goodwill impairment due to the significant amount of work required to calculate the implied fair value of goodwill and due to the timing of the interim impairment indicator. The actual goodwill impairment charge could be significantly different from the estimated charge recognized.

While we believe the assumptions and forecasts used in calculating the implied fair value of goodwill and the fair value other intangible assets as of March 31, 2013 reflect the likely outcome of our negotiations with the CFPB and our strategy on funding loans, if we are unsuccessful in our negotiations, or if we are not successful in replacing the current lending bank for the majority of our loans under the MILES program, it is likely that the we would recognize additional impairments of goodwill and other intangible assets, which had a carrying value of approximately $33.4 million as of March 31, 2013, after giving effect to the recognition of impairments discussed above.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2013		2012		2013
	(Dollars in millions, except per share amounts)
Total revenues:
Consumer lending	$163.0	60.4%	$181.7	64.1%	$479.7	60.3%	$549.8	64.4%
Check cashing	35.3	13.0%	31.9	11.2%	106.2	13.4%	97.4	11.4%
Pawn service fees and sales	21.0	7.8%	21.4	7.5%	62.3	7.8%	62.8	7.4%
Money transfer fees	9.4	3.5%	8.4	3.0%	28.8	3.6%	27.9	3.3%
Gold sales	18.6	6.9%	17.8	6.3%	52.5	6.6%	51.0	6.0%
Other	22.7	8.4%	22.4	7.9%	65.5	8.3%	64.3	7.5%

Total consolidated revenues	270.0	100.0%	283.6	100.0%	795.0	100.0%	853.2	100.0%

Operating expenses:
Salaries and benefits	56.9	21.1%	61.3	21.6%	164.9	20.7%	181.0	21.2%
Provision for loan losses	33.6	12.5%	49.7	17.5%	96.9	12.2%	128.2	15.0%
Occupancy	15.8	5.8%	17.6	6.2%	45.6	5.7%	51.4	6.0%
Purchased gold costs	15.4	5.7%	15.3	5.4%	41.8	5.2%	40.4	4.8%
Depreciation (1)	5.6	2.1%	6.5	2.3%	16.2	2.1%	19.9	2.3%
Other	46.9	17.3%	60.3	21.3%	141.1	17.8%	165.6	19.4%

Total operating expenses	174.2	64.5%	210.7	74.3%	506.5	63.7%	586.5	68.7%

Operating margin	95.8	35.5%	72.9	25.7%	288.5	36.3%	266.7	31.3%

Corporate expenses	30.4	11.3%	27.9	9.8%	91.1	11.4%	91.4	10.7%
Other depreciation and amortization	6.5	2.4%	6.1	2.2%	19.5	2.5%	18.8	2.2%
Interest expense, net	25.0	9.2%	28.4	10.0%	73.7	9.3%	91.3	10.7%
Goodwill and other intangible assets impairment charge	—	—%	31.1	11.0%	—	—%	36.6	4.4%
Unrealized foreign exchange (gain) loss	(11.8)	(4.4)%	2.1	0.7%	18.3	2.3%	0.4	—%
Loss (gain) on derivatives not designated as hedges	6.4	2.4%	—	—%	(6.3)	(0.8)%	—	—%
Provision for litigation settlements	—	—%	—	—%	4.0	0.5%	2.7	0.3%
Loss on store closings	0.1	0.1%	0.3	0.1%	0.4	0.1%	0.9	0.1%
Other (income) expense, net	(1.8)	(0.7)%	12.7	4.5%	(0.6)	(0.1)%	12.3	1.4%

Income (loss) before income taxes	41.0	15.2%	(35.7)	(12.6)%	88.4	11.1%	12.3	1.5%
Income tax provision (benefit) (1)	9.4	3.5%	0.7	0.2%	32.5	4.1%	20.6	2.4%

Net income (loss) (1)	31.6	11.7%	(36.4)	(12.8)%	55.9	7.0%	(8.3)	(0.9)%
Less: Net loss attributable to non-controlling interests	(0.2)	(0.1)%	—	—%	(0.6)	(0.1)%	(0.2)	—%

Net income (loss) attributable to DFC Global Corp.	$31.8	11.8%	$(36.4)	(12.8)%	$56.5	7.1%	$(8.1)	(0.9)%

Net income (loss) per share attributable to DFC Global Corp.:

Basic (1)	$0.72		$(0.86)		$1.29		$(0.19)
Diluted (1)	$0.70		$(0.86)		$1.24		$(0.19)

(1)	During the year-end financial close process of fiscal 2012, we identified a prior period error related to the deferred tax liability on intangible assets acquired through the purchase of our DFS subsidiary in fiscal 2010. We also identified a prior period error related to the depreciation of certain fixed assets of our Canadian subsidiary. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, and an understatement of the income tax provision in the Consolidated Statement of Operations for prior periods.

The corrections of these prior period errors resulted in a $0.5 million and $1.3 million increase in income before income taxes for the three and nine months ended March 31, 2012, respectively, and a $0.3 million and a $0.9 million increase in net income for the three and nine months ended March 31, 2012, respectively. The correction of these misstatements also resulted in an increase of $0.01 in net income per share basic for the three months ended March 31, 2012, and an increase of $0.02 in net income per basic and diluted share for the nine months ended March 31, 2012, respectively.

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

	Actual Average Exchange Rates		Actual Average Exchange Rates
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
British Pound Sterling	1.5716	1.5518	1.5844	1.5795
Canadian Dollar	0.9990	0.9920	0.9992	1.0020
Swedish Krona	0.1482	0.1554	0.1503	0.1513
Euro	1.3117	1.3204	1.3571	1.2893
Polish Zloty	0.3107	0.3180	0.3187	0.3120

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenues

Total revenues for the three months ended March 31, 2013 increased by $13.6 million, or 5.0%, as compared to the three months ended March 31, 2012. The impact of new stores and acquisitions accounted for $11.8 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $2.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $4.0 million, or 1.5%. The increase was primarily the result of a $5.3 million increase in revenues in Europe, related to consumer lending, partially offset by $1.1 million decreases in both the United States and DFS revenues.

Consolidated fees from consumer lending were $181.7 million for the three months ended March 31, 2013 compared to $163.0 million for the three months ended March 31, 2012, an increase of $18.7 million or 11.5%. The impact of new stores and acquisitions accounted for $3.4 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $1.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $17.0 million. Consumer lending revenues in Europe, Canada and the United States increased by $11.6 million, $4.3 million and $1.1 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $3.4 million, or 9.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The impact of new stores and acquisitions accounted for a $0.7 million increase, while the impact of foreign currency accounted for a decrease of $0.2 million. The remaining check cashing revenues were down $3.9 million, or 11.1%, for the three months ended March 31, 2013, primarily as a result of the gradual migration away from paper checks to debit cards. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 20.2% in Europe, 7.6% in Canada and 11.2% in the United States. There was an aggregate decline of 7.9% in the number of checks cashed for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Pawn service fees were $21.4 million for the three months ended March 31, 2013, representing an increase of $0.4 million, or 1.7%, compared to the three months ended March 31, 2012. The impact of new stores and acquisitions, accounted for a $2.7 million increase, while the impact of foreign currency accounted for an increase of $0.1 million. The remaining decrease of $2.4 million, or 11.6%, is primarily due to increased competition and a decline in the price of gold which resulted in lower auction and scrap margins on un-redeemed pledges during the three months ended March 31, 2013.

For the three months ended March 31, 2013, money transfer fees, gold sales and all other revenues decreased by $2.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $6.8 million, or 13.3%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease was primarily due to lower gold sales, lower money transfer fees, reduced DFS revenues and lower debit card fees in Canada, partially offset by increased currency exchange and collection fees revenues in Europe.

Operating Expenses

Operating expenses were $210.7 million for the three months ended March 31, 2013 compared to $174.2 million for the three months ended March 31, 2012, an increase of $36.5 million or 20.9%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $11.9 million. The impact of foreign currency fluctuations accounted for a decrease of $1.7 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $26.3 million as compared to the prior year. For the three months ended March 31, 2013, total operating expenses increased to 74.3% of total revenue as compared to 64.5% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 73.2%.

The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 27.3% for the three months ended March 31, 2013 compared to 20.6% for the three months ended March 31, 2012. The increase in the loan loss provision for the three months ended March 31, 2013 resulted principally from higher loan defaults in the United Kingdom principally due to the recently implemented three loan rollover limitation and a change in estimate for probable loan losses related to customers placed on installment payment plans. In connection with guidance issued by the Office of Fair Trading in 2012 and 2013, we have adjusted our underwriting and collections practices including limitations on loan rollovers. As a result, we have experienced higher loan losses and accordingly increased the allowance for loan losses during the three months ended March 31, 2013 to give effect to actual and probable losses resulting from these actions. Our estimates of the allowance for loan losses are inherently uncertain as many of these changes to underwriting and collections have been implemented recently and we do not have significant historical information for the loss rates and collections experience in accordance with the recently established regulatory guidance.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe increased by $23.5 million, while operating expenses increased by $2.2 million in Canada and decreased by $0.1 million in the United States. The increase in operating expenses in Europe is primarily the result of the increase in the provision for loan losses noted above. Additionally, the increase in operating expenses in Europe reflects the growth of the internet business and its related costs and increased salary and benefits costs, related to the strengthening of our management infrastructure of our European pawn lending headquarters in London, to support the future growth of our secured pawn lending business in existing and expected new countries in Europe.

Corporate Expenses

Corporate expenses were $27.9 million for the three months ended March 31, 2013 compared to $30.4 million for the three months ended March 31, 2012, a decrease of $2.5 million. The decrease in corporate expenses is primarily the result of a decrease in salaries and benefits costs, partially offset by increased franchise and other taxes and increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities.

Other Depreciation and Amortization

Other depreciation and amortization was $6.1 million for the three months ended March 31, 2013 compared to $6.5 million for the three months ended March 31, 2012. The decrease of $0.4 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charge recorded during the three months ended September 30, 2012.

Interest Expense

Interest expense, net was $28.4 million for the three months ended March 31, 2013 compared to $25.0 million for the three months ended March 31, 2012. The increase in interest expense, net, is primarily the result of interest expense on our cross-currency swaps, as well as interest expense on our 3.25% senior convertible notes issued in April 2012. Included in the interest expense for the three months ended March 31, 2013 is approximately $5.5 million of non-cash interest expense related to the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $5.2 million for the three months ended March 31, 2012, representing an increase of approximately $0.3 million. The increase was primarily related to the non-cash interest on our convertible debt issued in April 2012, partially offset by our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million non-cash interest charge for the three months ended March 31, 2012.

Goodwill and Other Intangible Asset Impairment Charge

During the three months ended March 31, 2013, we identified interim impairment indicators at our DFS reporting unit and performed an interim impairment test of our goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination performed by the CFPB during the fiscal year ending June 30, 2013, which delayed our negotiations with potential lending partners, and other possible funding arrangements, to replace the current third-party national bank that funds a majority of the MILES program loans. We believe these alternatives will more competitively underwrite future MILES program loans. The discussions with these new potential lending partners have recently been restarted.

More specifically, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, which led to this intended proceeding, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

During our fiscal third quarter ending March 31, 2013, we revised our forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we would not fund a portion of the loans originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in us concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents our best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. We estimate that the final goodwill impairment charge will be in the range of $14.0 million to $18.0 million. In the fourth quarter of the fiscal year ending June 30, 2013, we will perform our annual impairment tests of goodwill, and will finalize the interim estimated impairment of the DFS goodwill.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange loss of $2.1 million for the three months ended March 31, 2013 is due primarily to unrealized foreign exchange losses on intercompany debt denominated in non-functional currencies.

The unrealized foreign exchange gain of $11.8 million for the three months ended March 31, 2012 was due primarily to the unrealized foreign exchange losses associated with the mark-to-market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

Loss (Gain) on Derivatives not Designated as Hedges

The mark to market loss on derivatives not designated as hedges was $6.4 million for the three months ended March 31, 2012. Loss (gain) on derivatives not designated as hedges was related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value was related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which are not recorded in the income statement, as long as they are determined to be effective.

Other (Income) Expense

During the three months ended March 31, 2013, we recorded net other expense of approximately $12.7 million. We incurred $7.0 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms. We also recorded $5.0 million of expenses related to regulatory activity. Additionally, we incurred expenses for acquisition-related activities of $0.9 million and other income items of $0.2 million.

During the three months ended March 31, 2012, we recorded net other income of approximately $1.8 million, due to other income items of $2.9 million, partially offset by acquisition-related activities of $0.8 million, and realized foreign exchange losses of $0.3 million.

Income Tax Provision

The provision for income taxes was $0.7 million for the three months ended March 31, 2013 on three month losses of $35.7 million, compared to a provision of $9.4 million for the three months ended March 31, 2012 on three month income of $41.0 million. This shift in the effective tax rate for the three months ended March 31, 2013 as compared to the prior year was primarily a result of the impairment of DFS’s goodwill and other intangibles and the continuing losses in the Unites States. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2013, we maintained deferred tax assets of $145.6 million, which is offset by a valuation allowance of $103.4 million, which represents a decrease of $2.4 million in the net deferred tax asset during the three months ended March 31, 2013. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $145.6 million in deferred tax assets consists of $67.3 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits and $21.6 million in foreign deferred tax assets. At March 31, 2013, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $67.3 million, which represents an increase of $14.0 million in the period. The net operating loss carry forward at June 30, 2012 was $65.4 million and at March 31, 2013 was $58.5 million. The decrease in the net operating loss carryforward was the result of the utilization of a net operating loss carryforward for the fiscal year ended June 30, 2012. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the net operating loss carry forwards is $2.5 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. We have foreign tax credit carry forwards of approximately $56.7 million, which will begin to expire in 2017, if not utilized. Included in the foreign tax credit carry forwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million. Additionally, we maintain foreign deferred tax assets in the amount of $21.6 million.

At June 30, 2012 we had $16.1 million of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. At March 31, 2013 we had $19.4 million of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2008 through 2012 remain open to examination by the taxing authorities in the United States and the United Kingdom, tax years ending June 30, 2006 through 2012 for Canada and tax years 2006 through 2012 for Sweden and Finland. On September 5, 2012, the Canada Revenue Agency (“CRA”) issued assessment letters for National Money Mart Company related to tax fiscal years ending June 30, 2008 and 2009. Similar to the CRA assessments for 2006 and 2007, we have not agreed with the proposed transfer pricing adjustments and are contesting them through the administrative process.

Nine Months Ended March 31, 2013 compared to Nine Months Ended March 31, 2012

Revenues

Total revenues for the nine months ended March 31, 2013 increased by $58.2 million, or 7.3%, as compared to the nine months ended March 31, 2012. The impact of new stores and acquisitions accounted for $38.1 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $2.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $22.8 million, or 2.9%. The increase was primarily the result of a $27.3 million increase in revenues in Europe, related to consumer lending, partially offset by a $4.2 million decrease in DFS revenues.

Consolidated fees from consumer lending were $549.8 million for the nine months ended March 31, 2013 compared to $479.7 million for the nine months ended March 31, 2012, an increase of $70.1 million or 14.6%. The impact of new stores and acquisitions accounted for $11.2 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $1.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $60.7 million. Consumer lending revenues in Europe, Canada and the United States were up by $45.2 million, $12.9 million and $2.6 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $8.8 million, or 8.3%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The impact of new stores and acquisitions accounted for a $2.7 million increase, while the impact of foreign currency accounted for an increase of $0.1 million. The remaining check cashing revenues were down $11.6 million, or 10.9%, for the nine months ended March 31, 2013. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 22.5% in Europe, 7.1% in Canada and 9.8% in the United States. There was an aggregate decline of 10.2% in the number of checks cashed for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

Pawn service fees were $62.8 million for the nine months ended March 31, 2013, representing an increase of $0.5 million, or 0.9%, compared to the nine months ended March 31, 2012. The impact of new stores and acquisitions, accounted for a $5.7 million increase, while the impact of foreign currency accounted for a decrease of $0.5 million. The remaining decrease of $4.7 million, or 7.5%, is primarily due to a decline in the price of gold which resulted in lower auction and scrap margins on un-redeemed pledges during the nine months ended March 31, 2013.

For the nine months ended March 31, 2013, money transfer fees, gold sales and all other revenues decreased by $3.7 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $21.7 million, or 14.8%, for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. The decrease was primarily due to lower gold sales, decreased money transfer fees, decreased debit card fees in Canada and reduced DFS revenues, partially offset by increased currency exchange and collection fees revenues in Europe.

Operating Expenses

Operating expenses were $586.5 million for the nine months ended March 31, 2013 compared to $506.5 million for the nine months ended March 31, 2012, an increase of $80.0 million or 15.8%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $38.2 million. The impact of foreign currency fluctuations accounted for a decrease of $2.5 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $44.3 million as compared to the prior year. For the nine months ended March 31, 2013, total operating expenses increased to 68.7% of total revenue as compared to 63.7% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 67.4%. The consolidated loan loss provision, expressed as a percentage of gross consumer lending revenue, was 23.3% for the nine months ended March 31, 2013 compared to 20.2% for the nine months ended March 31, 2012. The consolidated loan loss provision for the nine months ended March 31, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation and a change in estimate to the loan loss provision for customers placed on installment payment plans. The impact of these changes was primarily recognized during the three months ended March 31, 2013. The higher loan loss provision was also influenced by a changing mix of loan products and countries, including a greater mix of Internet-based loans in the United Kingdom, Scandinavia, Canada and Poland, which typically carry higher loan losses, but significantly lower fixed operating costs than our store based businesses in those countries.

Relative to our primary business units, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe and Canada increased by $42.3 million and $1.8 million, respectively, while operating expenses in the United States decreased by $0.6 million. The increase in operating expenses in Europe is primarily the result of an increase in the provision for loan losses. The increase also reflects the growth of the internet business and its related costs and increased salary and benefits costs, related to the strengthening of our management infrastructure of our European pawn lending headquarters in London, to support the future growth of our secured pawn lending business in existing and expected new countries in Europe. These increases were partially offset by reduced costs related to the purchased gold product.

Corporate Expenses

Corporate expenses were $91.4 million for the nine months ended March 31, 2013 compared to $91.1 million for the nine months ended March 31, 2012, or an increase of $0.3 million, and a 75 basis points decrease as a percent of revenue. The increase is primarily the result of increased franchise and other taxes and increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities. These increases were partially offset by a decrease in salaries and benefits costs. The increase in corporate expenses is commensurate with our growth and as a percentage of revenue, is lower than the prior year period.

Other Depreciation and Amortization

Other depreciation and amortization was $18.8 million for the nine months ended March 31, 2013 compared to $19.5 million for the nine months ended March 31, 2012. The decrease of $0.7 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charge recorded during the three months ended September 30, 2012.

Interest Expense

Interest expense, net was $91.3 million for the nine months ended March 31, 2013 compared to $73.7 million for the nine months ended March 31, 2012. The increase in interest expense, net, is primarily the result of interest expense on our cross-currency swaps, as well as interest expense on our 3.25% senior convertible notes issued in April 2012. Included in the interest expense for the nine months ended March 31, 2013 is approximately $20.1 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our legacy cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $15.4 million for the nine months ended March 31, 2012, representing an increase of approximately $4.7 million. The increase was primarily related to the non-cash interest on our convertible debt issued in April 2012, partially offset by our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $2.2 million non-cash interest charge for the nine months ended March 31, 2013 as compared to $4.9 million for the nine months ended March 31, 2012.

Goodwill and Other Intangible Assets Impairment Charge

During the three months ended March 31, 2013, we performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets related to our DFS business. We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Additionally, we recognized an intangible asset impairment charge of approximately $5.5 million for the nine months ended March 31, 2013, associated with the pending termination, effective September 13, 2014, of our contract with the third-party national bank that funds a majority of the loans for our MILES program.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange loss of $0.4 million for the nine months ended March 31, 2013 is due primarily to payables denominated in non-functional foreign currencies on our foreign subsidiaries books.

The unrealized foreign exchange loss of $18.3 million for the nine months ended March 31, 2012 is due primarily to the unrealized foreign exchange losses associated with the mark-to-market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

Loss (Gain) on Derivatives not Designated as Hedges

The mark to market gain on derivatives not designated as hedges was $6.3 million for the nine months ended March 31, 2012. Loss (gain) on derivatives not designated as hedges was related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value was related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which will not be recorded in the income statement, as long as they are determined to be effective.

Provision for Litigation Settlements

The provision for litigation settlements during the nine months ended March 31, 2013 was $2.7 million and primarily related to higher than expected claim submissions by eligible customers from litigation previously settled in California.

The provision for litigation settlements during the nine months ended March 31, 2012 was $4.0 million and primarily related to the provision for the settlement of litigation in California.

Other (Income) Expense

During the nine months ended March 31, 2013, we recorded net other expense of approximately $12.3 million. We incurred $7.0 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms. We also recorded $5.0 million of expenses related to regulatory activity. Additionally, we incurred expenses for acquisition-related activities of $1.9 million and other income items of $1.6 million.

During the nine months ended March 31, 2012, we recorded net other income of approximately $0.6 million, due to other income items of $4.4 million, partially offset by acquisition-related activities of $2.8 million and realized foreign exchange losses of $1.0 million.

Income Tax Provision

The provision for income taxes was $20.6 million for the nine months ended March 31, 2013 compared to a provision of $32.5 million for the nine months ended March 31, 2012. Our effective tax rate was 167.8% for the nine months ended March 31, 2013 and was 36.7% for the nine months ended March 31, 2012. The increase in the effective tax rate for the nine months ended March 31, 2013 as compared to the prior year was primarily a result of the impairment of DFS’s goodwill and other intangibles and continuing losses in the United States. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, and a valuation allowance on U.S. and certain foreign deferred tax assets. At March 31, 2013, we maintained deferred tax assets of $145.6 million, which is offset by a valuation allowance of $103.4 million, which represents a decrease of $5.1 million in the net deferred tax asset during the nine months ended March 31, 2013. The change for the period in our deferred tax assets and valuation allowances is presented in the table below.

Change in Deferred Tax Assets and Valuation Allowances (in millions):

	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Balance at June 30, 2012	$132.0	$84.7	$47.3
U.S. increase/(decrease)	14.0	18.5	(4.5)
Foreign increase/(decrease)	(0.4)	0.2	(0.6)

Balance at March 31, 2013	$145.6	$103.4	$42.2

We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

Results of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,		% Increase/ Decrease - Margin Change

	2012	2013
	(Dollars in millions)

Europe revenues:
Consumer lending	$103.7	$117.0	12.8%
Check cashing	6.4	5.5	(13.8%)
Pawn service fees and sales	21.0	21.3	1.4%
Money transfer fees	2.7	2.7	0.4%
Gold sales	14.0	14.8	5.6%
Other	5.4	6.8	25.9%

Total Europe revenues	$153.2	$168.1	9.7%
Operating margin	28.2%	14.7%	(13.5 pts. )

Canada revenues:
Consumer lending	$43.7	$48.1	9.9%
Check cashing	16.9	15.7	(7.1%)
Pawn service fees and sales	—	0.1	n/m
Money transfer fees	5.4	4.8	(12.3%)
Gold sales	3.3	2.2	(30.5%)
Other	11.0	10.3	(5.9%)

Total Canada revenues	$80.3	$81.2	1.1%
Operating margin	50.0%	47.8%	(2.2 pts. )

United States revenues:
Consumer lending	$15.6	$16.6	7.3%
Check cashing	12.0	10.7	(11.2%)
Money transfer fees	1.3	0.9	(27.7%)
Gold sales	1.3	0.8	(46.8%)
Other	3.3	3.4	0.7%

Total United States revenues	$33.5	$32.4	(3.4%)
Operating margin	32.8%	30.7%	(2.1 pts. )

Other revenues:
Total Other revenues (included in other revenue)	3.0	1.9	(36.6%)
Operating margin	45.9%	(28.4%)	(74.3 pts. )

Total revenue	$270.0	$283.6	5.0%

Operating margin	$95.8	$72.9	(23.9%)

Operating margin %	35.5%	25.7%	(9.8 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Three Months Ended March 31,
	Revenue		Pre-Tax Income (Loss)
	2012	2013	2012		2013
Europe	56.8%	59.3%	56.1	% (1)	N/M	(4)
Canada	29.7%	28.6%	33.1	% (2)	N/M	(4)
United States	12.4%	11.4%	27.8%		N/M	(4)
Other	1.1%	0.7%	(17.0	)% (3)	N/M	(4)

	100.0%	100.0%	100.0%		N/M	(4)

(1)	Excludes $1.1 million of unrealized foreign exchange gains.
(2)	Excludes $10.8 million of unrealized foreign exchange gains and $6.4 million of losses on derivatives not designated as hedges.
(3)	Excludes $0.1 million of unrealized foreign exchange losses.
(4)	Due to the pre-tax loss during the three months ended March 31, 2013, the presentation of each reportable segment’s pre-tax income as a percentage of total segment pre-tax income is not considered meaningful.

Europe

Total revenues in Europe were $168.1 million for the three months ended March 31, 2013, compared to $153.2 million for the three months ended March 31, 2012, an increase of $14.9 million or 9.7%. The impact of new stores and acquisitions accounted for $11.1 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $5.3 million, or 3.5%. Consumer lending revenue was up by $11.6 million (on a constant currency basis and excluding new stores and acquisitions) for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued growth of the store-based business. Pawn service fees and sales decreased by $2.5 million (also on a constant currency basis and excluding new stores and acquisitions) for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease in pawn service fees and sales is primarily due to increased competition and a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the three months ended March 31, 2013. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $2.5 million, primarily as a result of a decrease in gold sales, partially offset by increased currency exchange and collection fees revenues. Check cashing revenues in Europe were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $1.3 million, or 20.2% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $33.5 million, or 30.5%, from $110.0 million for the three months ended March 31, 2012 to $143.5 million for the three months ended March 31, 2013. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $23.5 million or 21.3%. There was an increase of 8.9 pts relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the three months ended March 31, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation and a change in estimate to the loan loss provision for customers placed on installment payment plans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended March 31, 2012 was 35.9%, while for the three months ended March 31, 2013, the rate increased to 27.0%. On a constant currency basis, the operating margin percentage in Europe decreased from 28.2% for the three months ended March 31, 2012 to 14.7% for the three months ended March 31, 2013 primarily due to the increase in the provision for loan losses noted above, as well as increased franchise and other taxes. Additionally, the increase in operating expenses in Europe reflects the growth of the internet business and its related costs and increased salary and benefits costs, related to the strengthening of our management infrastructure of our European pawn lending headquarters in London, to support the future growth of our secured pawn lending business in existing and expected new countries in Europe.

The pre-tax loss in Europe was $10.6 million for the three months ended March 31, 2013 compared to $21.1 million of pre-tax income for the prior year, a decrease of $31.7 million – on a constant currency basis, the decrease was $32.1 million. Pre-tax income was negatively impacted by decreased operating margins of $18.5 million, increased interest expense of $3.9 million, increased unrealized foreign exchange losses of $3.1 million and $2.8 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms.

Canada

Total revenues in Canada were $81.2 million for the three months ended March 31, 2013, an increase of 1.1%, or $0.9 million, as compared to the three months ended March 31, 2012. The impact of new stores and acquisitions accounted for $0.7 million of this increase. On a constant currency basis, total revenues in Canada increased by $1.5 million, or 1.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Consumer lending revenues in Canada increased by $4.7 million or 10.7% (on a constant currency basis) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, related to the growth of Internet-based loans in Canada, as well as growth in our store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $2.1 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $1.1 million in Canada due to decreases in the number of checks and total value of checks cashed, partially offset by an increase in the average fee per check (also on a constant currency basis).

Operating expenses in Canada increased $2.2 million, or 5.5%, from $40.2 million for the three months ended March 31, 2012 to $42.4 million for the three months ended March 31, 2013. The impacts of changes in foreign currency rates resulted in a decrease of $0.3 million. The constant currency increase of approximately $2.5 million is primarily related to increased salaries and benefits costs, as well as an increase in the provision for loan losses, partially offset by a decrease in purchased gold costs. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 1.2 pts from 10.3% to 11.5%, as a result of higher initial returns and lower collections. On a constant currency basis, Canada’s operating margin percentage decreased from 50.0% for the three months ended March 31, 2012 to 47.9% for the three months ended March 31, 2013. The decrease in this area is primarily the result of the increases in salaries and benefits costs and the provision for loan losses noted above.

Canada pre-tax income was $10.7 million for the three months ended March 31, 2013 compared to a pre-tax income of $16.2 million for the three months ended March 31, 2012, a decrease of $5.5 million. On a constant currency basis, pre-tax income was $10.9 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to the three months ended March 31, 2012 including an unrealized mark to market foreign exchange gain of $10.8 million related to our senior notes and a non-cash valuation loss of $6.4 million on the legacy cross currency interest rate swaps. Pre-tax income was also negatively impacted by decreased operating margins of $1.0 million and $1.5 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms, partially offset by decreased corporate expenses of $1.2 million.

United States

Total United States revenues were $32.4 million for the three months ended March 31, 2013 compared to $33.5 million for the three months ended March 31, 2012, a decrease of $1.1 million or 3.4%. From a product perspective, this decrease is primarily related to a decrease in check cashing fees of $1.3 million, due to decreases in the number of checks and the total value of checks cashed, decreased gold sales of $0.6 million and decreased money transfer fees of $0.4 million, partially offset by an increase of $1.0 million in consumer lending revenues and increased debit card fees revenue.

Operating margins in the United States were 30.7% for the three months ended March 31, 2013, compared to 32.8% for the prior year period. This decrease was primarily the result of an increase in the provision for loan losses, due to higher initial returns and lower collections.

United States pre-tax profit was $8.9 million for the three months ended March 31, 2013 compared to $9.9 million for the prior year. The decrease was primarily the result of a $1.0 million decrease in operating margin.

Other

Included in Other are DFS revenues of $1.9 million for the three months ended March 31, 2013, compared to $3.0 million for the three months ended March 31, 2012, a decrease of $1.1 million or 36.6%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options.

During the three months ended March 31, 2013, we identified interim impairment indicators at our DFS reporting unit and performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination performed by the CFPB during the fiscal year ending June 30, 2013, which delayed our negotiations with potential lending partners, and other possible funding arrangements, to replace the current third-party national bank that funds a majority of the MILES program loans. We believe these alternatives will more competitively underwrite future MILES program loans. The discussions with these new potential lending partners have recently been restarted.

More specifically, DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, which led to this intended proceeding, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

During our fiscal third quarter ending March 31, 2013, we revised our forecasts for the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in us concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents our best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 goodwill impairment tests. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Additionally, we incurred $2.4 million of one-time restructuring and other charges during the three months ended March 31, 2013 included in Other for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms, as well as $5.0 million of expenses related to regulatory activity.

Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012

	Nine Months Ended March 31,		% Increase/ Decrease Margin Change

	2012	2013
	(Dollars in millions)

Europe revenues:
Consumer lending	$293.4	$345.8	17.8%
Check cashing	21.2	18.3	(13.5%)
Pawn service fees and sales	62.2	62.7	0.7%
Money transfer fees	8.1	8.4	4.6%
Gold sales	37.1	40.7	9.8%
Other	19.5	24.7	26.8%

Total Europe revenues	$441.5	$500.6	13.4%
Operating margin	30.4%	23.6%	(6.8pts. )

Canada revenues:
Consumer lending	$136.7	$151.8	11.0%
Check cashing	56.1	53.0	(5.5%)
Pawn service fees and sales	0.1	0.1	n/m
Money transfer fees	16.9	16.1	(5.0%)
Gold sales	11.1	7.7	(30.5%)
Other	26.6	24.0	(9.9%)

Total Canada revenues	$247.5	$252.7	2.1%
Operating margin	50.2%	49.5%	(0.7 pts. )

United States Retail revenues:
Consumer lending	$49.6	$52.2	5.4%
Check cashing	28.9	26.1	(9.7%)
Money transfer fees	3.8	3.4	(12.5%)
Gold sales	4.3	2.6	(40.8%)
Other	9.5	9.9	3.9%

Total United States Retail revenues	$96.1	$94.2	(2.1%)
Operating margin	27.2%	26.1%	(1.1 pts. )

Other revenues:
Total Other revenues (included in other revenue)	9.9	5.7	(42.3%)
Operating margin	39.4%	-20.6%	(60.0 pts. )

Total revenue	$795.0	$853.2	7.3%

Operating margin	$288.5	$266.7	-7.6%

Operating margin %	36.3%	31.3%	(5.0 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment pre-tax income:

	Nine Months Ended March 31,
	Revenue		Pre-Tax Income
	2012	2013	2012		2013
Europe	55.5%	58.7%	66.0	% (1)	52.9	% (5)
Canada	31.1%	29.6%	35.1	% (2)	66.7	% (6)
United States Retail	12.1%	11.0%	22.1	% (3)	41.9	% (7)
Other	1.3%	0.7%	(23.2	)% (4)	(61.5	)% (8)

	100.0%	100.0%	100.0%		100.0%

(1)	Excludes $0.2 million of unrealized foreign exchange gains.
(2)	Excludes $18.6 million of unrealized foreign exchange losses, $6.3 million of gains on derivatives not designated as hedges and $0.1 million of provision for litigation settlements.
(3)	Excludes $3.9 million of provisions for litigation settlements.
(4)	Excludes $0.1 million of unrealized foreign exchange gains.
(5)	Excludes $0.8 million of unrealized foreign exchange losses.
(6)	Excludes $0.3 million of unrealized foreign exchange gains.
(7)	Excludes $2.7 million of provisions for litigation settlements.
(8)	Excludes $0.1 million of unrealized foreign exchange gains and $36.6 million of goodwill and other intangible assets impairment charges.

Europe

Total revenues in Europe were $500.6 million for the nine months ended March 31, 2013, compared to $441.5 million for the nine months ended March 31, 2012, an increase of $59.1 million or 13.4%. The impact of new stores and acquisitions accounted for $35.3 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe increased by $27.3 million, or 6.2%. Consumer lending revenue was up by $45.2 million (on a constant currency basis and excluding new stores and acquisitions) for the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012. The growth in consumer lending revenue reflects the growth of the Internet lending business and also the continued growth of the store-based business. Pawn service fees and sales decreased by $4.8 million (also on a constant currency basis and excluding new stores and acquisitions) for the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012. The decrease in pawn service fees and sales is primarily due to increased competition and a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the nine months ended March 31, 2013. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $8.3 million, primarily as a result of a decrease in gold sales, partially offset by increased currency exchange and collection fees revenues. Check cashing revenues in Europe were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $4.8 million, or 22.5% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe increased by $75.3 million, or 24.5%, from $307.3 million for the nine months ended March 31, 2012 to $382.6 million for the nine months ended March 31, 2013. On a constant currency basis and excluding new stores and acquisitions, Europe operating expenses increased by $42.3 million or 13.8%. There was an increase of 4.1 pts relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the nine months ended March 31, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation. The impact of these changes was primarily recognized during the three months ended March 31, 2013. The increase in the provision for loan losses as a percentage of consumer lending revenues was also a result of the mix of lending products, including a greater mix of Internet loans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the nine months ended March 31, 2012 was 25.8%, while for the nine months ended March 31, 2013, the rate increased to 29.9%. On a constant currency basis, the operating margin percentage in Europe decreased from 30.4% for the nine months ended March 31, 2012 to 23.5% for the nine months ended March 31, 2013 primarily due to the increase in the provision for loan losses noted above, as well as increased advertising and salaries and benefits costs.

The pre-tax income in Europe was $26.7 million for the nine months ended March 31, 2013 compared to $69.1 million for the prior year, a decrease of $42.4 million – on a constant currency basis, the decrease was also $42.4 million. Pre-tax income was negatively impacted by decreased operating margins of $15.6 million, increased interest expense of $12.7 million, increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $7.5 million and $2.8 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms.

Canada

Total revenues in Canada were $252.7 million for the nine months ended March 31, 2013, an increase of 2.1%, or $5.2 million, as compared to the nine months ended March 31, 2012. The impact of new stores and acquisitions accounted for $2.6 million of this increase. On a constant currency basis, total revenues in Canada increased by $4.4 million, or 1.8%, for the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012. Consumer lending revenues in Canada increased by $14.5 million or 10.6% (on a constant currency basis) for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012, related to the growth of Internet-based loans in Canada, as well as growth in our store-based business and the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $6.9 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $3.3 million in Canada due to a decrease in the number of checks and total value of checks cashed, partially offset by an increase in the average fee per check (also on a constant currency basis).

Operating expenses in Canada increased $4.2 million, or 3.4%, from $123.3 million for the nine months ended March 31, 2012 to $127.5 million for the nine months ended March 31, 2013. The impacts of changes in foreign currency rates resulted in an increase of $0.4 million. The constant currency increase of approximately $3.8 million is primarily related to costs associated with new stores, as well as increased salaries and benefits costs, the provision for loan losses and telecommunications costs, partially offset by a decrease in purchased gold costs and advertising expenses. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 0.3 pts from 10.7% to 11.0%. On a constant currency basis, Canada’s operating margin percentage decreased from 50.2% for the nine months ended March 31, 2012 to 49.5% for the nine months ended March 31, 2013.

Canada pre-tax income was $34.9 million for the nine months ended March 31, 2013 compared to $24.2 million for the nine months ended March 31, 2012, an increase of $10.7 million. On a constant currency basis, pre-tax income was $34.8 million. On a constant currency basis, the increase in pre-tax income from the prior year is primarily attributable to the nine months ended March 31, 2012 including an unrealized mark to market foreign exchange loss of $18.6 million related to our senior notes and a non-cash valuation gain of $6.3 million on the legacy cross currency interest rate swaps. Operating margins increased by $0.6 million and corporate expenses decreased by 1.6 million for the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012. Pre-tax income was negatively impacted by increased interest expense of $3.7 million, as a result of the new swaps entered into in April 2012, and $1.5 million of one-time restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms.

United States

Total United States revenues were $94.2 million for the nine months ended March 31, 2013 compared to $96.1 million for the nine months ended March 31, 2012, a decrease of $1.9 million or 2.1%. From a product perspective, this decrease is primarily related to a decrease in check cashing fees of $2.8 million, due to decreases in the number of checks and the total value of checks cashed, and decreased gold sales of $1.7 million, partially offset by an increase of $2.6 million in consumer lending revenues.

Operating margins in the United States were 26.1% for the nine months ended March 31, 2013, compared to 27.2% for the prior year period. This decrease was primarily the result of an increase in the provision for loan losses.

United States pre-tax profit was $19.1 million for the nine months ended March 31, 2013 compared to $19.3 million for the prior year. The decrease was primarily the result of a $1.6 million decrease in operating margin, partially offset by a $1.2 million decrease in the provision for litigation settlements.

Other

Included in Other are DFS revenues of $5.7 million for the nine months ended March 31, 2013, compared to $9.9 million for the nine months ended March 31, 2012, a decrease of $4.2 million or 42.3%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options.

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

As previously discussed, during the three months ended March 31, 2013, we recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, which represents its best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, the Company recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Additionally, we incurred $2.4 million of one-time restructuring and other charges during the nine months ended March 31, 2013 included in Other for employee severance and other costs related to the reorganization of our business operations between global retail and internet platforms, as well as $5.0 million of expenses related to regulatory activity.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the nine months ended March 31, 2013, cash and cash equivalents decreased $16.7 million, which is net of a $0.6 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Europe and Canada business units.

Consumer loans, net increased by $10.4 million to $197.0 million at March 31, 2013 from $186.6 million at June 30, 2012. Consumer loans, gross increased by $25.0 million and the related allowance for loan losses increased by $14.6 million. A significant factor for the increase in consolidated consumer loans balances is related to an increase in internet loans in Europe, as well as an increase in loans in the United Kingdom store-based business. On a segment basis, the Europe business unit realized an increase in its consumer loans, gross balances of $26.5 million. On a constant currency basis, the consumer loans, gross balances in Europe increased by $30.6 million. As noted, the increase in the Europe consumer loans balances was due to the growth in internet loans, as well as an increase in loans in the United Kingdom store-based business. The Canadian business unit showed a decrease in their consumer loans, gross balances of $0.9 million. On a constant currency basis, the Canadian business had a decrease in consumer loans, gross balances of $1.0 million. The United States segment had a decrease of $0.6 million in its consumer loans, gross balances.

On a constant currency basis, the allowance for loan losses increased by $15.3 million and increased as a percentage of the outstanding principal balance to 14.9% at March 31, 2013 from 9.6% at June 30, 2012. The following factors impacted this area:

•

On a constant currency basis, Europe’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 12.8% at June 30, 2012 to 19.4% at March 31, 2013, primarily as a result of higher loss reserves applied to loans in the United Kingdom internet business. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	On a constant currency basis, the ratio of allowance for loan losses in Canada as a percentage of consumer loans outstanding increased from 2.2% at June 30, 2012 to 2.3% at March 31, 2013.

•	The ratio of the allowance for loan losses related to the United States unsecured short-term consumer loans increased from 1.8% at June 30, 2012 to 1.9% at March 31, 2013.

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

During fiscal 2012, we identified an immaterial reclassification error in our Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 related to the classification of acquisition installment payments. This reclassification decreased total cash used in investing activities and decreased net cash provided by financing activities for the nine months ended March 31, 2012. The reclassifications did not change total cash, net income or any other operating measure.

Net cash provided by operating activities was $215.1 million for the nine months ended March 31, 2013, compared to net cash provided by operating activities of $197.6 million for the nine months ended March 31, 2012. The increase in net cash provided by operations during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 was primarily the result of the growth in revenue and operating margin, net of the provision for loan losses and depreciation, as well as reduced payments related to settled Canadian class action litigation.

Net cash used in investing activities was $184.5 million for the nine months ended March 31, 2013, compared to $233.3 million for the nine months ended March 31, 2012. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2013 compared to 2012 was primarily the result of the Risicum acquisition in July 2011, partially offset by the growth in our consumer lending portfolios.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. During the nine months ended March 31, 2013, we made capital expenditures of $32.7 million and acquisitions of $25.1 million, compared to capital expenditures of $44.0 million and acquisitions of $78.8 million during the nine months ended March 31, 2012. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $40.0 million to $45.0 million during our fiscal year ending June 30, 2013. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash used in financing activities was $46.7 million for the nine months ended March 31, 2013, compared to net cash provided by financing activities of $60.1 million for the nine months ended March 31, 2012.

The cash used in financing activities during the nine months ended March 31, 2013 was primarily a result of share repurchases of $30.1 million, the repurchase of $8.6 million of our Convertible Notes due 2027, a net paydown on our revolving credit facilities of $5.0 million and a $3.9 million contingent consideration payment.

The cash provided by financing activities during the nine months ended March 31, 2012 was primarily a result of a net drawdown on our revolving credit facilities of $61.3 million to finance acquisitions during the period, proceeds from the issuance of debt of $10.6 million, and proceeds from stock option exercises of $2.6 million, partially offset by contingent consideration and acquisition installment payments of $13.6 million.

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

Borrowings under the global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the global revolving credit facility is derived from a pricing grid primarily based on our consolidated leverage ratio, which as of March 31, 2013 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus  1/2 of 1% plus 300 basis points (6.25% at March 31, 2013). The global revolving credit facility matures on March 1, 2015.

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

As of March 31, 2013, there was $22.6 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of March 31, 2013, we were in compliance with all such covenants.

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

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 4.7 million (approximately $6.0 million) was outstanding as of March 31, 2013, and a term loan facility of EUR 8.0 million ($10.3 million), all of which was outstanding as of March 31, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.66% at March 31, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.18% at March 31, 2013). The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $36.9 million), all of which was drawn at March 31, 2013, and a revolving credit facility of SEK 125 million (approximately $19.2 million at March 31, 2013), of which SEK 30.0 million (approximately $4.6 million) was outstanding as of March 31, 2013. The Swedish term loan is due June 2016 and carries an interest rate of the Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (4.30% at March 31, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of STIBOR plus 200 basis points (3.30% at March 31, 2013). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

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

As a result of these repurchase transactions and the privately negotiated exchange transactions, $36.2 million and $120.0 million aggregate principal amount of 2027 notes and 2028 notes, respectively, remains outstanding as of March 31, 2013.

Other Debt Other debt consists of $8.1 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.8 million revolving loan and a $5.3 million term loan, all of which matures in May 2013. We are in the process of negotiating an extension of this facility.

Long-Term Debt On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

As of March 31, 2013, our long term debt consisted of the following: (i) $597.8 million of 10.375% senior notes due 2016, issued by our Canadian subsidiary, National Money Mart Company: (ii) $36.2 million of our 2.875% convertible notes due 2027; (iii) $103.0 million of our 3.00% convertible notes due 2028; (iv) $187.7 million of our 3.25% convertible notes due 2017; and (v) $51.8 million of borrowings under Sefina’s revolving credit facility and term loans.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2013, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years

Revolving credit facilities	$22.6	$22.6	$—	$—		$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0		—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	(1)	—
2.875% Senior Convertible Notes due 2027	36.2		—	—		36.2	(2)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—		120.0	(3)
Scandinavian credit facilities	57.8	6.0	14.9	36.9		—
Other Notes Payable	8.1	8.1	—	—		—
Obligations under Litigation Settlement Agreements Payable in Cash	10.6	10.6	—	—		—
Operating lease obligations (4)	277.4	59.4	96.4	62.5		59.1

Total contractual cash obligations	$1,362.7	$106.7	$111.3	$929.4		$215.3

(1)	Holders have the right to require us to purchase all or a portion of the 2017 Notes on October 15, 2016 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require us to purchase all or a portion of the 2027 Notes on December 31, 2014 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	Holders have the right to require us to purchase all or a portion of the 2028 Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(4)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update is intended to simplify indefinite-lived asset impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. ASU 2012-02 is effective for us for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012. We do not anticipate that the adoption of ASU 2012-02 will have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not anticipate that the adoption of ASU 2013-02 will have a material effect on our financial position or results of operations.

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $88.5 million at March 31, 2013 and $92.9 million at June 30, 2012. If prevailing interest rates (e.g. LIBOR) were to increase by 100 basis points over the rates at March 31, 2013, and the variable rate borrowings remained constant, our interest expense would increase by $0.9 million per year.

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

Foreign Currency Exchange Rate Risk

Foreign Currency Derivatives

We have a number of debt instruments with both variable and fixed interest rates and derivatives intended to hedge a portion of those fixed debt instruments. Our indirect wholly owned Canadian subsidiary, National Money Mart Company, holds $600.0 million senior unsecured 10.375% fixed interest rate notes. Because this debt is denominated in U.S. dollars, National Money Mart Company is required under generally accepted accounting principles to mark to market this debt into Canadian dollars and record a foreign exchange gain or loss through the statement of operations. On April 27, 2012, National Money Mart Company entered into cross currency interest rate swaps that synthetically convert the entire $600.0 million U.S. dollar denominated debt into Canadian dollars with a notional amount of CAD 592.2 million at a Canadian fixed interest rate of 12.445%. These new cross-currency interest rate swaps were designated as cash flow hedges of interest payments and the change in value of principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because the derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense for the interest component and in unrealized foreign exchange loss (gain) as an offset to the re-measurement of the foreign loan balances. If any of the counterparty banks associated with the cross-currency interest rate swaps were to default on their obligations, we would be exposed to mark-to-market risk on the U.S. dollar denominated debt held by National Money Mart Company. Assuming all of the counterparty banks were to default on the swap contracts and therefore were unable to perform under the terms of the contract, the mark-to-market revaluation of the unsecured senior debt would be recorded through the statement of operations without an equal and opposite change in value of the foreign exchange portion of the swap.

We also are exposed to Canadian foreign currency risk due to our operations in Canada, as our net earnings of those operations are translated to US currency at the average exchange rate for the reporting period. Changes in exchange rates impact the US dollar equivalent amounts reported in our financial statements.

Hypothetically, a 10% change in the USD/CAD exchange rate would have affected pre-tax income by $3.1 million for the nine months ended March 31, 2013.

On April 20, 2012, our wholly-owned, indirect, United Kingdom subsidiary, Dollar Financial U.K. Ltd., entered into cross-currency interest rate swaps to hedge currency exchange risk related to a U.S. dollar denominated intercompany loan of $200.0 million from DFC Global Corp. If any of the counter-party banks associated with the cross-currency interest rate swaps were to default on their obligations we would be exposed to mark-to-market risk on the U.S. dollar denominated debt held by Dollar Financial U.K. Ltd. Assuming all of the counter-party banks were to default on the swap contracts and therefore were unable to perform under the terms of the contract, the mark-to-market revaluations of the US dollar denominated loan would be recorded through the statement of operations.

We also are exposed to UK foreign currency risk due to our operations in the United Kingdom, as our net earnings of those operations are translated to US currency at the average exchange rate for the reporting period. Changes in exchange rates impact the US equivalent amounts reported in our financial statements.

Hypothetically, a 10% change in the USD/GBP exchange rate would have affected pre-tax income by $2.0 million for the nine months ended March 31, 2013.

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

Fair Value of Fixed Interest Rate Debt Instruments

We currently hold a number of fixed debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operations because they are held at historical cost. Generally, for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of June 30, 2012 and March 31, 2013, the estimated fair value of our fixed rate debt instruments, based on the amounts outstanding as of March 31, 2013, are as follows ($ in millions):

	June 30, 2012	March 31, 2013
$600.0 aggregate principal amount of 10.375% Senior Notes	$661.5	$661.5
$36.2 aggregate principal amount of 2.875% Senior Convertible Notes	37.7	36.0
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	138.0	129.9
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	247.5	239.5

	$1,084.7	$1,066.9

Cross-Currency Interest Rate Swaps

Prior to our refinancing activities in December 2009, our foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, we had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, we discontinued hedge accounting prospectively on our outstanding cross currency swaps. We continue to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and are subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At March 31, 2013, the balance in accumulated other comprehensive income was fully amortized.

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

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements. The aggregate fair market value of the cross-currency interest rate swaps at March 31, 2013 is an asset of $1.9 million, and is included in fair value of derivatives on the balance sheet.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2013, our subsidiary in the United Kingdom had four outstanding gold collars with a notional amount of 6,000 ounces of gold bullion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference herein to the section Part 1 “Note 9. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2012 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, as amended below, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and below are not the only risks we face. Regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Changes in applicable laws and regulations governing our business may have a significant negative impact on our results of operations and financial condition.

Our business is subject to numerous federal, state, local and foreign laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern, or affect, among other things:

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

In the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance, or the ILG, of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 and in November 2012. The Debt Collection Guidance restricts the number of times and the amounts that we are allowed to debit a customer’s account and requires us to suspend the use of continuous payment authority to collect defaulted debt from a customer whom we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. In addition, in February 2012, the OFT announced that it launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we are among 50 companies offering unsecured short-term consumer loans for which the OFT has indicated that it will conduct on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite inspection of our operations in late fiscal 2012. Furthermore, we have provided the OFT with response to comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. The OFT issued its final report on the outcome of its sector review in March 2013. In that report, the OFT indicated that it would be writing to all of the approximately 50 lenders in a staggered timeframe with its findings following the on-site inspections of these lenders. Our operating subsidiary which holds the consumer credit license for our Payday UK® business received its letter from the OFT and is required to submit a report confirming its compliance with the OFT letter by May 28, 2013. Our operating subsidiaries holding the consumer credit licenses for our Payday Express® and The Money Shop businesses businesses also received their letters and are required to submit reports confirming compliance with those letters by July 17, 2013. While each of these letters has different requirements specific to the particular business, overall, the letters both advise on required actions in the following categories: advertising and marketing; pre-contact information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues.

As we continue to evaluate the regulatory developments in the United Kingdom, we may consider making changes to, or may be required to make changes to, our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on OFT review of the short-term lending sector, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which, among other things, created the Consumer Financial Protection Bureau, which we refer to as the CFPB. In the United States, the CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as the Company. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. Any action by the CFPB with respect to short-term consumer loans could have an adverse impact on our business, results of operations and financial condition.

The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013, and, based on preliminary discussions with the CFPB, we believe that no indications of significant deficiencies will be identified as a result of that review. Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. DFS has been informed by the CFPB that it intends to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS has cooperated in the CFPB examination, and intends to seek to negotiate a consent order (without admitting or denying any violations) resolving the matter. It is expected that any consent order would provide for MILES program disclosure and other changes and would include a restitution fund for certain MILES program customers. There is no assurance that a consent order will be successfully negotiated, or as to its terms, and there is therefore no assurance that this matter will not materially and adversely affect the MILES program.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law under the oversight of the Ministry of Justice. An amendment to the Finnish Consumer Protection law, which included a restriction on the interest rate on loans less than €2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50% and enhanced obligations for lenders to evaluate consumer creditworthiness, was ratified by the Finnish Parliament and the President of Finland and will come into force on June 1, 2013. As a result of this law, we will be required to significantly modify the terms of our present Internet-based short-term loan product in Finland or replace it with another product, and we are currently evaluating alternatives to comply with the amended law and cannot predict whether such changes will have a material adverse impact on the current Finnish online lending business model.

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

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to 5.0 million shares of our common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. During the three months ended March 31, 2013, we repurchased 230,000 shares of our outstanding common stock for an aggregate purchase price of $4.0 million. As of March 31, 2013, an additional approximately 2.2 million shares may be repurchased under the stock repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2013	—	—	—	—

February 1 - February 28, 2013	—	—	—	—

March 1 - March 31, 2013	230,000	$17.26	230,000	2,220,892

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: May 10, 2013	By:	/s/ William M. Athas
	Name:	William M. Athas
	Title:	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (duly authorized officer and principal accounting officer)