Form 10-K
period 2013-06-30
DFC GLOBAL CORP.
filed 2013-08-29
CIK 1271625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of December 31, 2012, 41,871,979 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately $762,971,133. As of August 27, 2013, 39,484,581 shares of the registrant’s voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference
Portions of Proxy Statement for 2013 Annual Meeting of Shareholders	Part III

DFC GLOBAL CORP.

Report on Form 10-K for the Year Ended June 30, 2013

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

Unless the context otherwise requires, as used in this Annual Report on Form 10-K, (i) the terms “fiscal year” and “fiscal” refer to the twelve-month period ended on June 30 of the specified year, (ii) references to “$,” “dollars,” “United States dollars” or “U.S. dollars” refer to the lawful currency of the United States of America, (iii) references to “CAD” refer to the Canadian dollar, the lawful currency of Canada, (iv) references to “GBP” refer to the British Pound Sterling, the lawful currency of the United Kingdom of Great Britain and Northern Ireland, (v) references to “SEK” refer to the Swedish Krona, the lawful currency of Sweden, (vi) references to “EUR” refer to the Euro, the lawful currency of the European Union, (vii) references to “RON” refer to the Romanian New Leu, the lawful currency of Romania and (viii) references to “CZK” refer to the Czech Koruna, the lawful currency of the Czech Republic.

Item 1.	BUSINESS

General

We are a leading international non-bank provider of alternative financial services, principally unsecured short term consumer loans, secured pawn loans, check cashing, gold buying, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers. We serve our customers through our over 1,500 current retail storefront locations and our multiple Internet platforms in ten countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania, the Czech Republic and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate one of the largest online unsecured short-term consumer lending businesses by revenue and loan portfolio in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland, Romania and Spain, we are the largest pawn lender in Europe measured by loan portfolio.

We believe that our customers, many of whom receive income on an irregular basis or from multiple employers, choose to conduct their personal financial business with us rather than with banks or other financial institutions due to the range and convenience of services that we offer, the multiple ways in which they may conduct business with us and our high-quality customer service. Our products and services, principally our unsecured short-term consumer loans, secured pawn loans and check cashing and gold buying services, provide customers with access to cash for living expenses and other needs. In addition to these core offerings, we strive to offer our customers additional high-value ancillary services, including Western Union® money orders and money transfers, reloadable VISA® and MasterCard® prepaid debit cards and foreign currency exchange.

At June 30, 2013, our global retail operations consisted of 1,507 retail storefront locations, of which 1,474 are company-owned, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!®, Express Credit® and Super Efectivo®. In addition to our retail stores, we also offer Internet-based, unsecured short-term consumer loans in the United Kingdom primarily under the trading names PaydayUK® and Payday Express®, in Canada under the Money Mart and paydayloan.casm names, and in Sweden, the Czech Republic, Spain and Poland primarily under the OK Money® brand name. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, installment loans in the United Kingdom branded as Ladder Loans® and a consumer line of credit in Finland offered by DFC Nordic Oyj (formerly known as Risicum). We also provide fee-based services in the United States to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through our branded Military Installment Loan and Education Services, or MILES®, program.

We continue to seek opportunities to expand upon and diversify our core financial services businesses. We have continued to expand our Internet lending business after our fiscal 2011 acquisition of one of the largest online providers of unsecured short-term consumer loans by revenue in the United Kingdom, leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj (formerly known as Risicum Oyj, an Internet lender with operations in Finland and Sweden which we acquired in July 2011) to launch an Internet lending business in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013. We expect to further extend our Internet lending capabilities into other countries in the future. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland. In March 2012, we acquired a chain of eight retail pawn and gold buying stores in Spain and have since expanded our Spanish retail operations, adding 21 new Super Efectivo retail locations and one high-end Suttons & Robertsons pawn store in Madrid. Also, in May 2013 we acquired Express Credit Amanet S.R.L., a chain of 32 retail locations in Romania, offering secured pawn lending mainly on gold jewelry and small-size high-value electronics in addition to gold buying services. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons & Robertsons stores in England and Spain, and grew our secured pawn lending to 200 of our Canadian retail stores during fiscal 2013. Also in 2013, we began offering secured pawn lending on gold jewelry as a pilot program in 32 of our U.S. retail stores and look to expand that product offering there in fiscal 2014. Internet-based lending and secured pawn lending generated $298.7 million and $81.9 million, respectively, of revenue for the year ended June 30, 2013, representing 26.6% and 7.3%, respectively, of our revenue for our fiscal 2013.

We report financial results for our business as four reportable segments — our retail store financial services offerings in (i) Europe, (ii) Canada and (iii) the United States, and (iv) our Internet lending business globally. Information regarding total assets, operating results and other financial information regarding each of our reportable segments for each of the fiscal years ended June 30, 2011, 2012 and 2013 is set forth in “Item 8. — Financial Statements and Supplementary Data — Note 17” in this Annual Report on Form 10-K.

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

Generally, ALICE customers are service sector workers, small business owners, or employees of small businesses. ALICE customers typically hold more than one lower paying job in order to satisfy their monthly bills and living expenses. Many of these individuals periodically require short-term loans to provide cash necessary for living and other episodic or unexpected expenses. They may not be able, or even desire, to obtain loans from banks as a result of their immediate need for cash, the irregular receipt of payments from their employers, a lack of tangible collateral or the unavailability of bank loans in small denominations for relatively short periods of time. For ALICE customers who maintain banking relationships, unsecured short-term loan products can provide immediate access to funds as well as an alternative to the generally high cost of overdraft fees charged by their banks for overdrawn accounts. Individuals within the ALICE demographic who do not maintain regular banking relationships use services provided by us and other participants in our industry for a variety of reasons, including that they lack sufficient assets to maintain minimum balance requirements or to achieve the benefits of savings with banks, do not write enough checks to make a bank account beneficial, have a dislike or distrust of banks, or do not have a neighborhood bank in close proximity to them.

ARTI customers can fall within several income and wealth categories, with the common characteristic among the demographic being ownership of liquid asset collateral, such as gold jewelry, quality watches and timepieces and other items of value. The ARTI demographic includes temporarily unemployed individuals in need of short term credit, individuals and small business owners with the need to access funds in advance of expected income streams, and high net worth individuals with irregular income streams such as commission sales. Unlike the ALICE demographic, which generally does not have tangible assets by which to collateralize their credit needs, we and other participants in our industry allow ARTI customers to leverage the tangible value of their possessions to obtain access to credit on a secured basis for a cost that is generally less than the fees associated with unsecured short term loans, for which we and other lenders in our industry have no security or collateral other than the promise of the borrower to repay the loan.

Despite the inherent demand for basic financial services, physical access to banks has become increasingly difficult for a significant segment of consumers. Many banks, especially in the United States, have chosen to close their less profitable or lower-traffic locations and to otherwise reduce the hours during which they operate at such locations. Typically, these closings have occurred in areas where the branches have failed to attract a sufficient base of customer deposits. This trend has resulted in fewer convenient alternatives for basic financial services in many neighborhoods. Furthermore, traditional banks have tended in recent years to eliminate, or have made it difficult or relatively expensive to obtain, many of the services that unbanked and under-banked consumers’ desire.

As a result of these developments, a significant number of businesses offer financial services to service-sector and self-employed individuals such as the ALICE and ARTI demographics. Outside the United States, the providers of these services are generally fragmented, and range from specialty finance offices to retail stores in other industries that offer ancillary financial services. While our core customers have historically valued physical access to retail locations to meet their financial services needs, technological advancements have made, and continue to make, Internet and other electronic means of delivering our services a convenience that a portion of our customers value highly.

We believe that the size of both the ALICE and ARTI demographics is increasing in the markets in which we operate as a result of the overall increase in the population in each of those markets as well as an increase in the number of self-employed, small business and service sector jobs as a percentage of the total workforce in those markets. While the mix of products offered may vary, we believe that the markets in each of the countries in which we operate will continue to grow as a result of a diminishing supply of competing banking services as well as underlying demographic trends. The type of delivery channel and services that appeal to customers in each market differs based on cultural, social, geographic, economic and other factors. The composition of providers of these services in each market results, in part, from the historical development and regulatory environment in that market, as well as the needs of customers in those markets.

Our Markets

We operate primarily in four broad geographical markets: the United Kingdom and the Republic of Ireland, Canada, the United States, and Other Europe (Sweden, Finland, Poland, Spain, the Czech Republic and Romania). The following chart illustrates our consolidated revenue by geography for fiscal 2013:

Revenue by Geography

For more information regarding our consolidated revenue by geography, please see “Item 8. Financial Statements and Supplementary Data — Note 17” in this Annual Report on Form 10-K.

The United Kingdom and the Republic of Ireland

We believe there are approximately 240 short-term consumer lenders in the U.K. market, with the top 50 lenders accounting for 90% of the market and only approximately six lenders with 100 or more alternative retail financial services locations each. Based upon revenues and profitability, we believe we have a leading market share in our sector in the United Kingdom. In addition, we believe we operate one of the largest online unsecured short-term consumer lending businesses measured by revenue and loan portfolio in the United Kingdom.

As of June 30, 2013, our retail store network in the United Kingdom consisted of 601 retail financial services stores, of which 578 were operated by us and 23 were operated by franchisees or agents. Our stores are located in each of the constituent countries of the United Kingdom, with 497 locations in England, 51 locations in Scotland, 29 locations in Northern Ireland and 23 locations in Wales as of the end of fiscal 2013. We also have one store in the Republic of Ireland, which we manage along with our U.K. retail stores. During fiscal 2013, we opened or acquired 67 new retail stores in the United Kingdom. We anticipate opening or acquiring approximately 20 to 25 retail stores in the United Kingdom during fiscal 2014.

Our financial services stores in the United Kingdom typically offer unsecured short-term consumer loans, secured pawn loans, gold buying, check cashing, Western Union money transfer products, reloadable Visa or MasterCard prepaid debit cards, foreign currency exchange and other ancillary products and services. Most of our stores in the United Kingdom operate under the name The Money Shop, with the exception of certain franchises operating under the name Cash A ChequeSM. We also offer our unsecured short-term consumer loan products in the United Kingdom via the Internet, primarily under the PaydayUK and Payday Express brands.

In addition to our traditional financial services stores and Internet operations in the United Kingdom, our retail financial services store network includes four traditional pawn shops located in Edinburgh and Glasgow, Scotland, and nine high-end pawn shops in London and other major cities in England under the names Suttons & Robertsons, T.M. SuttonsSM and RobertsonsSM, the oldest of which has been doing business since 1770.

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

As of June 30, 2013, our Canadian network consisted of 489 retail financial services stores, of which 479 are company-owned and ten are operated by franchisees. During fiscal 2013, we opened six new retail stores in Canada, and acquired four franchised Canadian stores. We anticipate purchasing our remaining franchised stores as appropriate opportunities arise. We are located in 12 of the 13 Canadian provinces and territories, with 249 locations in Ontario, 81 locations in British Columbia, 75 locations in Alberta, 19 locations in Manitoba and 65 locations in the other Canadian provinces and territories as of the end of fiscal 2013. We have at least one store in nearly every Canadian city with a population exceeding 50,000.

Our Canadian stores typically offer unsecured short-term consumer loans, check cashing, Western Union money transfer products, foreign currency exchange, prepaid Visa debit cards, secured pawn lending, gold buying and other ancillary products and services. We also offer pre-paid cellular telephones and related service plans and accessories in certain of our stores in Ontario and Quebec in partnership with a Canadian cellular telephone provider. Our stores in Canada operate under the name “Money Mart”, except our locations in Québec, which operate under the name “Insta-Cheques” and do not offer short-term loans. We also offer our unsecured short-term consumer loan products over the Internet to residents of Alberta, Nova Scotia, Ontario, Saskatchewan and British Columbia.

United States

As of June 30, 2013, we operated a total of 292 retail financial services stores in 14 states, including 104 stores in Florida, 95 stores in California, 14 stores in Louisiana, 11 stores in Arizona, and 68 stores across 10 other states. Depending on location, our financial services store locations in the United States offer some or all of a range of financial products and services, including unsecured short-term consumer loans, check cashing, Western Union money transfer products, reloadable Visa prepaid debit cards, gold buying, secured pawn lending, and other ancillary services. We operate our stores in the United States primarily under the Money Mart trade name and, in Florida, under The Check Cashing Store brand.

We also provide fee-based services in the United States to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced under an agreement with a third-party lender through our MILES® program.

Other Europe

Outside the United Kingdom and the Republic of Ireland, we have European operations in Sweden, Finland, Poland, Spain, the Czech Republic and Romania.

We have retail pawn lending operations in Sweden and Finland, which began with our fiscal 2011 acquisition of Sefina Finance AB, the leading pawn lending business in Scandinavia. Sefina, which has a more than 125 year operating history, provides pawn loans primarily secured by high value gold jewelry, diamonds and watches. As of June 30, 2013, our Scandinavian retail operations consisted of 22 retail pawnbroking locations in Sweden conducting business under the name “Sefina” and 13 retail store locations in Finland operating under the name “Helsingin Pantti”.

On March 15, 2012, we acquired Super Efectivo S.L., a secured pawn lending and gold buying business operating eight stores predominantly in Madrid, Spain. During fiscal 2013, we opened an additional 22 retail secured pawn lending and gold buying locations in Spain, consisting of 21 Super Efectivo stores and one high-end Suttons & Robertsons store. We anticipate opening approximately 25 additional locations in Spain during fiscal 2014.

In May 2013, we acquired Express Credit Amanet S.R.L., a chain of 32 retail locations in Romania offering pawn lending on gold jewelry and small-size, high-value electronics in addition to gold buying services.

Until May 31, 2013, we offered short-term Internet loans in Finland through DFC Nordic Oyj. Beginning June 1, 2013, DFC Nordic Oyj offers a consumer line of credit in Finland. DFC Nordic’s Swedish subsidiary, Risicum Capital, offers Internet and telephony-based unsecured short-term consumer loans in Sweden. We have also successfully leveraged the DFC Nordic Internet lending platform to offer loans in Poland and, in fiscal 2013, the Czech Republic and Spain using the “OK Money” brand.

In Poland, we offer relatively longer-term consumer installment loans through Optima, S.A. These loans have terms of approximately 40-50 weeks in duration with an average loan amount of $250 to $500. These loans include an in-home servicing feature. Customer sales and service activities are managed through an extensive network of local commission based representatives across seven provinces in Poland. We also operate a network of 28 retail financial services stores in Poland operating under the name “Money Now!”, including 19 locations opened in fiscal 2013. Our Polish retail stores currently offer unsecured short term loans, gold buying, secured pawn lending, Western Union money transfer products and other financial services.

Our Strategy

Our business strategy is designed to capitalize on our competitive strengths and enhance our leading position in each of the markets in which we operate, to enter new markets and to strengthen our overall business. Key elements of our strategy include:

Growth through Disciplined Expansion and Acquisition

Since 1990, we have completed more than 100 acquisitions worldwide that have added over 900 company-owned financial services stores to our network, as well as new products, lending and other services platforms and expansion into additional countries, generally with a focus on serving the service sector workforce, small businesses and under-banked consumers. We intend to continue to grow our store network through de novo store development and key acquisitions while adhering to a disciplined selection process. We seek to carefully assess potential markets by analyzing demographic, competitive and regulatory factors, site selection and availability and growth potential to add new storefront locations during fiscal 2014 and beyond that offer unsecured short-term consumer loans, secured pawn loans, check cashing, gold buying, Western Union money transfer and money order products, prepaid debit cards, foreign currency exchange and other services, or a combination of any of these products and services. We plan to expand our secured gold jewelry lending in certain of our stores in the United States and Canada. In addition to adding new storefront locations, we intend to expand our financial services platforms to diversify revenue streams across geographies.

In addition to expanding our existing networks of financial services stores, we also intend to continue our efforts both to expand our business geographically as well as to diversify into new business lines and financial platform delivery methods that complement our existing businesses, or that otherwise present an opportunity to leverage our knowledge of our core customer segments. In fiscal 2012 and 2013, we leveraged the Internet lending platform of DFC Nordic and our other credit analytics knowledge and technology capabilities from our Month End Money, or MEM, business, to offer Internet lending in Poland, the Czech Republic and Spain. We believe we can further capitalize on this expertise and expand our Internet lending business to other countries.

In addition to seeking other geographic markets for Internet lending, we also continue to explore, and when appropriate, enter, new markets for retail operations. Our Sefina acquisition provided us with the opportunity to apply our collective knowledge from our secured pawn lending activities in the United Kingdom to Scandinavia, where Sefina was already the largest pawn lender in the market, to increase Sefina’s business. This expertise will also assist us in the growth of our Romanian pawn lending business, Express Credit Amanet s.r.l., which we acquired in May 2013 and which furthers our Eastern European footprint when taken together with our Poland-based retail financial services and Internet lending businesses. Moreover, the March 2012 purchase of Super Efectivo provides an initial entry point into the Spanish market, and we believe we have a significant opportunity to expand our presence through additional store acquisitions supplemented with de novo store development. Since our initial acquisition of eight stores, we opened an additional 22 de novo stores. We believe that our investments and experience in Scandinavia, Eastern Europe and Spain will provide a platform for further expansion into other European countries.

Introduction of Related Products and Services

We offer a wide range of consumer financial products and services, and employ different channels to provide those products and services, designed to meet the demands of our customers in each of the markets in which we do business, including unsecured short-term consumer loans, secured pawn lending, check cashing, gold buying and Western Union money transfer services. To supplement these core products, we seek to provide high-value ancillary products and services, including foreign currency exchange and reloadable VISA® and MasterCard® prepaid debit cards. These products and services enable our customers to manage their personal finances more effectively, and we continue to expand our service offerings to our customers. For example, during fiscal 2009, we began providing gold buying services in the United Kingdom, and expanded these services to Canada and the United States in fiscal 2010. In fiscal 2011, we entered into partnerships with several cell phone providers for sales of pre-paid cellular phones in our retail stores in Canada. In fiscal 2012, we introduced secured pawn lending on gold jewelry in certain of our Canadian retail stores and in fiscal 2013 we expanded our Canadian pawn lending to 200 retail locations with further growth expected in fiscal 2014. Also in 2013, we began offering secured pawn lending on gold jewelry as a pilot in 32 of our U.S. retail stores and look to expand that product offering in fiscal 2014. Our broad product and geographic mix provides a diverse stream of revenue growth opportunities that we believe distinguishes us from others in our industry.

Capitalizing on our Enhanced Network and System Capabilities

With our operations across Europe, Canada and the United States, we believe that we are well-positioned to capitalize on economies of scale. Our centralized core support functions, including credit analytics, collections, call centers, field operations and service, loan processing and tax filing, enable us to generate efficiencies by improving collections and leveraging purchasing power with our vendors. We use our proprietary systems to support our customer relations, consumer lending and loan servicing activities, as well as to provide an efficient means to manage our internal reporting requirements and regulatory compliance activities. We plan to continue to take advantage of these efficiencies to further enhance our profitability. Furthermore, we intend to leverage these capabilities and efficiencies into other delivery platforms for our products.

Maintaining our Customer-Driven Retail Philosophy

We strive to maintain our customer-service-oriented approach and to meet the basic and diversified financial service needs of our customers. We believe our approach differentiates us from many of our competitors and is a key tenet of our employee training programs. In our retail locations, we offer extended operating hours in clean, attractive and secure store locations to enhance appeal and stimulate store traffic. In certain locations, we operate stores that are open 24 hours a day. Our Internet lending operations offer customers additional access to our unsecured short-term consumer loan and other products. To ensure customer satisfaction, we periodically send anonymous market researchers posing as shoppers to our stores to measure customer service performance. We intend to continue to develop ways to improve our performance, including incentive programs that reward employees for exceptional customer service.

Industry Leadership

We work to promote fair and equitable practices among the members of our industry, and strive to be an industry leader in promoting regulatory compliance. We take an active leadership role in numerous trade organizations in most of the jurisdictions in which we operate that represent our industry interests, promote best practices within the industry and foster strong working relationships with regulatory agencies with oversight for our markets and products. We are currently members of Consumer Finance Association, Consumer Credit Trade Association, the Credit Services Association and the National Pawn Association in the United Kingdom; the Canadian Payday Loan Association, the Community Financial Services Association of America; the Conference of Financial Companies in Poland; Svenska Pantbanksföreningen (Swedish Pawnbroker Association) in Sweden; and the Romanian Pawn Broking Association. Each of these organizations has adopted a code of conduct or practice among its members designed to promote responsible lending practices in the consumer and pawn loan industries and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan. We strictly adhere to each of those codes, and actively support and monitor the compliance of other group members with those guidelines.

Our Products and Services

The following chart illustrates our consolidated revenue from each of our products and services, as a percentage of total consolidated revenue, for fiscal 2013:

Revenue by Product

For more information regarding our revenue by product, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Unsecured Consumer Loans

We originate unsecured short-term consumer loans at most of our retail financial service locations in the United Kingdom, Canada, the United States and Poland (where we also originate longer-term door step loans). We also offer unsecured short-term consumer loans via the Internet in the United Kingdom (where we also offer an installment loan product), Sweden, Poland, Spain, the Czech Republic and, until May 31, 2013, Finland, as well as in the provinces of Ontario, Alberta, Nova Scotia, Saskatchewan and British Columbia in Canada. Internet-originated loans are made by directing the customer to one of our websites, generally through direct and indirect online marketing.

The following table presents the aggregate principal amount of unsecured short-term consumer loans originated by each of our reportable segments during our last three fiscal years, including renewals and extensions of existing loans as separate transactions:

	Year Ended June 30,
	2011	2012	2013
	(in millions)
E-Commerce	$340.3	$985.7	$1,021.6
Canada Retail	876.4	893.0	922.9
Europe Retail	511.1	603.9	648.7
United States Retail	480.8	507.6	533.6

Total	$2,208.6	$2,990.2	$3,126.8

For fiscal 2012 and 2013, we generated total revenues from unsecured consumer loans of $645.9 million and $728.3 million, respectively.

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

Substantially all of our unsecured short-term consumer loans have a term of 45 days or less, with an average term of 25.0 days for loans originated on a consolidated basis during our fiscal year ended June 30, 2013. In our primary markets in the United Kingdom, Canada and the United States, the term of an unsecured short-term consumer loan generally correlates to the customer’s next payday. In Europe, our customers are typically paid on a monthly basis, while customers in Canada and the United States are most often paid bi-weekly. As a result, loans that we originate in Canada and the United States generally are approximately 14 days in length, while in Europe loan terms are typically about 30 days in duration.

The average principal amount of unsecured short-term consumer loans originated across all of our business units globally is $500 or less. In most of the markets in which we operate, we charge a single fixed fee for the initial term of our unsecured short-term consumer loan products, which in most cases is assessed as a percentage of the principal amount of the loan and which does not vary based upon the duration or term of the loan. In some states in the United States, we charge interest on the principal amount lent as well as additional transaction or origination fees, consistent with applicable law. For the initial term, our loan fees, on a consolidated basis across all of our business units, range from approximately $13 to $34 per $100 lent.

We bear the entire risk of loss related to the unsecured short-term consumer loans that we originate. We manage our underwriting risk with respect to our unsecured loan portfolio on a global, as well as a business unit, basis. Our global and local credit groups, comprised of experienced and highly educated individuals in academic fields such as finance, statistics, mathematics and economics, are responsible for monitoring customer loan and collections performance using real-time lending and collections performance data. In conjunction with local business unit expertise, our credit groups continually revise our lending criteria and customer scoring models based on current customer and economic trends, and have the ultimate ability to implement changes to business unit point-of-sale systems as necessary.

Customer information is automatically, in our online businesses, and, manually, in our retail businesses, screened for legal age, employment, income and expenditure levels, ownership of a bank account, residence in the jurisdiction in which a loan is originated and fraud. Based on this information and additional derived indicators, a loan application is systematically reviewed using our proprietary scoring systems and criteria to approve a requested loan amount with respect to, or otherwise to decline, the application. In some cases, additional information may be required from the applicant prior to making a loan decision. Additional derived indicators include information obtained from internally collected data on customers’ behavior, as well as data from third-party credit reporting services such as TransUnion, Experian, Equifax and CallCredit.

We have developed proprietary predictive scoring models for our businesses which employ advanced statistical methods that incorporate the performance of our loan portfolio over our history in order to ensure systematic compliance and standards are applied to applicants. Upon initial qualification, we apply those predictive scoring models to offer our customers unsecured loans in an appropriate amount to enhance their affordability and their likelihood to repay their loans. Furthermore, in some jurisdictions in which we operate, such as in several U.S. states and Canadian provinces, maximum loan amounts are determined by local law and regulations based on a customer’s income level. Once a loan is approved, the customer agrees to the terms of the loan and the amount borrowed is typically paid to the customer in cash or, in the case of Internet-based loans, directly deposited into the customer’s bank account.

Where concurrent loans to a single customer are prohibited by law (such as in Canada and in most states in which we operate in the United States), and otherwise as a part of the underwriting processes that we employ in all of our business units outside the United Kingdom, we do not permit customers to have more than one unsecured short-term consumer loan outstanding with us at the same time.

In the United Kingdom, each of our retail and online business units either limit a customer to one outstanding loan at any given time, or offer a customer credit up to a fixed credit limit, allowing that customer to enter into one or more concurrent loans with an aggregate principal amount not exceeding that credit limit. It is possible for a customer to have loans with more than one of our U.K.-based retail and online business units at the same time. The application for a new loan by a customer who currently has a loan outstanding with one of our businesses in the U.K. is evaluated within our normal underwriting criteria (including review of the customer’s credit report), which depending on the information provided by the customer in response to its affordability assessment, may or may not take into account the customer’s current aggregate indebtedness to us across our U.K. businesses.

Where permitted by applicable law, we generally allow customers to repay a loan on or before its due date, and then to enter into a subsequent new loan with us, provided that the prior loan is repaid with the customer’s own funds, and not with the proceeds of another loan made by us. Consequently, a customer may have a consecutive series of short-term loans with us for the same amount and otherwise on nearly identical terms that together extend over many months as a result of repaying one loan and immediately taking out another loan. We categorize each such transaction as a separate and distinct loan, even when the transactions are virtually simultaneous and the amount and the terms are identical.

Where permitted by law, our customers may choose to “roll over” or extend the duration of a loan on or before its due date for an additional term, without any other change in the credit terms of the loan, by agreeing to pay the current finance charge. Rollovers are prohibited under applicable Canadian law, and we therefore do not permit our Canadian customers to extend the terms of their loans for any reason (other than a limited exception in British Columbia for extended payment plans under certain circumstances). Similarly, we do not offer customers of our U.S. businesses the option to extend the terms of their loans other than in the approximately 26 retail stores that we collectively operate in Louisiana (which allows for the extension of a loan upon the payment by the customer of at least 25% of the outstanding principal amount plus accrued financing charges), Alaska (which allows for up to two extensions of a single payment loan), and Missouri (which by law requires us to allow a customer to renew a loan up to 6 times upon a minimum payment of 5% of the outstanding principal amount).

Although our retail and online business units in the United Kingdom have historically permitted customers to roll over or extend the duration of unsecured loans based upon differing criteria, effective November 26, 2012, all of our U.K. business began adhering to an underwriting policy (required as of such date under the code of conduct of the Consumer Finance Association, of which we are a charter member) allowing a customer to roll over or extend the duration of a loan on no more than three occasions upon the payment of only the accrued and outstanding finance charges as of the time of the extension, and subject to affordability testing for each subsequent loan.

Our online business in Sweden also allows customers, upon the payment of all accrued but unpaid finance charges plus an additional finance charge, to extend the term of a loan for one additional period (typically 14 days). Our online business in Finland, which offered short-term consumer loans until May 31, 2013, adhered to this practice as well.

Our longer-term unsecured loans in Poland include a convenient in-home servicing feature, whereby loan disbursement and collection activities take place in the customer’s home according to a mutually agreed upon and pre-arranged schedule. The in-home loan servicing concept is well-established and accepted within Poland and Eastern Europe. Customer sales and service activities are managed through an extensive network of local commission based representatives and market managers across ten provinces in northern and western Poland.

We do not track on a consolidated basis across all of our business units the number or principal amount of unsecured consumer loans which are rolled over or extended or paid and replaced with a new loan, as we consider the aggregate dollar amount of all loans originated or outstanding, whether on a consolidated basis or in a particular reportable segment, as well as the default rates on our loans, to be more meaningful financial metrics for the management of our business. We do, however, consider a customer’s history with us when making an underwriting decision regarding a new loan to that customer.

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

As of June 30, 2013, we had approximately $229.9 million of unsecured consumer loans outstanding and $100.8 million of unsecured consumer loans that were considered to be in default (which excludes loans that have been charged off the balance sheet). The amount of loans considered to be in default represents 30.5% of all unsecured consumer loans as of June 30, 2013.

Because our revenue from our global consumer lending activities is generated through a high volume of small-value financial transactions, our exposure to loss from a single customer transaction is minimal. Collection activities are, however, an important aspect of our global operations, particularly with respect to our unsecured short-term consumer loan products due to the number of loans in default.

We operate centralized collection centers to coordinate a consistent approach to customer service, ensure local regulatory compliance and leverage advanced technology collection tools in each of our markets. We use automated payment methods, such as continuous payment authority and ACH debits of customer’s accounts, for both on-time payments by customers and for delinquent accounts. We use a variety of collection strategies to satisfy a delinquent loan, such as readily accepting local consumer hardship programs, in-house settlements and payment plans. Call center employees contact customers following the first missed payment and periodically thereafter in compliance with applicable law. Our primary methods of contacting customers with loans in default are through phone calls and correspondence. In some instances, we sell loans that we are unable to collect to debt collection companies.

Secured Pawn Lending

We offer secured pawn loans through our retail stores in Sweden, Finland, Spain and Romania, at most of our retail locations in the United Kingdom, approximately 200 retail locations in Canada and 32 retail locations in the United States. We also operate four traditional pawn shops in Edinburgh and Glasgow, Scotland, and nine high-end pawn shops in London and other major cities in the United Kingdom, plus one additional shop in Madrid, Spain, under the Suttons & Robertsons brand specializing in high value gold jewelry, watches and diamonds. As of June 30, 2012 and 2013, we had approximately $153.9 million and $160.9 million, respectively, of outstanding secured pawn loans. For fiscal 2012 and fiscal 2013, we generated total revenues from secured pawn lending of $80.9 million and $81.9 million, respectively.

When receiving a pawn loan, a customer pledges personal property to us as security for the loan. We deliver a pawn transaction agreement to the customer, along with the proceeds of the loan. The customer agrees to pay a finance and service charge to compensate us for the use of the funds loaned and to cover direct operating expenses related to the pawn transaction. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable law. If the customer does not repay the loan and redeem the property, the customer forfeits the property to us, and we dis-

pose of the property. We do not have recourse against the customer for the pawn loan. We rely on the disposition of the pawned property to recover the principal amount of an unpaid loan, plus a yield on the investment. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status.

Depending on location, we estimate that over 80% of the items pawned to us are gold-based items such as jewelry, and have a per item fair value of approximately $600-$1,000, with the exception of our Suttons & Robertsons business in the United Kingdom, which accepts pledges that are significantly in excess of that amount, with fair values of up to GBP 1.0 million. We have in-store testing equipment to evaluate the purity and weight of the gold items presented for pawn which we believe allows us to obtain a higher level of certainty regarding the pledged item’s fair value. The amount actually loaned in a pawn lending transaction is based on the fair value of the pledged item, and is generally 50% to 80% of the appraised fair value of the pledged item. This variability is due to a variety of factors, including the potential for decreases in the appraised value and individual market conditions. The average term of a pawn loan is six months or less.

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

The number and aggregate face value of checks that we have cashed at our stores has continued to decline in recent years in all of our core markets. Studies by the U.S. Federal Reserve Board and others suggest that electronic payments are replacing a portion of the paper checks of the types historically cashed by our customers. Moreover, we believe that the recent global economic downturn, which has affected all of the countries in which we operate, and continuing high unemployment rates, have significantly contributed to the decline in our check cashing business. In response to these developments, we are increasingly focusing on cashing payroll and commercial checks, which tend to have higher face values and therefore result in higher check cashing fees than personal and government checks.

For fiscal 2012 and fiscal 2013, we generated revenue from check cashing of $138.7 million and $128.0 million, respectively.

Other Retail Services and Products

In addition to unsecured short-term consumer loans, secured pawn lending and check cashing services, we offer our customers a variety of financial and other products and services at our retail financial services locations. These services, which vary from store to store, include Western Union money order and money transfer products, gold buying, foreign currency exchange and reloadable VISA or MasterCard prepaid debit cards.

Money Transfers.    Through a strategic alliance with Western Union in Europe, Canada, and the United States, our customers can transfer funds to or from any location in the world providing Western Union money transfer services. Western Union currently has approximately 520,000 agents in more than 200 countries throughout the world. We receive a percentage of the commission charged by Western Union for each money transfer transaction. For fiscal 2012 and fiscal 2013, we generated revenue from money transfers of $38.4 million and $36.7 million, respectively, primarily at our retail financial services stores in the United Kingdom, Canada, and the United States.

Gold Buying.    In a majority of our retail financial services stores, we purchase gold and other precious metals from customers, typically in the form of jewelry, and sell these items to smelters or other third parties or, in the case of jewelry and other marketable items, offer them for retail sale in certain of our stores. For fiscal 2012 and fiscal 2013, we generated revenue from gold and other metals purchases of $70.9 million and $63.3 million, respectively.

Foreign Currency Exchange.    We offer foreign exchange services in many of our retail financial services stores. We derive foreign currency exchange revenues through the charging of a transaction fee, as well as from the margin earned from purchasing foreign currency at wholesale exchange rates and buying and selling foreign currency to customers at retail exchange rates. For fiscal 2012 and fiscal 2013, we generated revenue from foreign currency exchange of $20.6 million and $24.4 million, respectively.

Prepaid Debit Cards.    We offer reloadable Visa-branded prepaid debit cards in Canada and the United States, and MasterCard-branded prepaid debit cards in the United Kingdom, in each case as an agent for third party issuing banks. For fiscal 2012 and fiscal 2013, we generated revenue from prepaid debit card sales of $20.9 million and $18.5 million, respectively.

Operations

Facilities and Hours of Operation

As part of our retail and customer-driven strategy, we seek to present a clean, attractive and secure environment, and an appealing format for our retail financial services stores. We follow a set of market survey and location guidelines when selecting store sites in order to ensure that our stores are placed in desirable locations near our core customers. Size varies by location, but our stores are generally 1,000 to 1,400 square feet in size, with approximately half of that space allocated to the customer service representative and back office areas. Operating hours vary by location, but are typically extended and designed to cater to those customers who, due to work schedules, cannot make use of “normal” banking hours. In certain locations, we operate stores, seven days per week and 24 hours a day. Furthermore, our online and other remote platforms offer our customers additional convenient access to our unsecured short-term consumer loan and other products.

Structure

Our executive leadership is based at our corporate headquarters in Berwyn, Pennsylvania, and is responsible for our overall strategic direction. This corporate headquarters also houses global strategy, global business development and acquisitions, corporate finance, investor relations, global compensation and benefits, global credit, global enterprise risk management, technology and legal functions, as well as global compliance functions, including internal audit, risk management, and privacy. We also maintain administrative offices in each of the geographical markets in which we operate, where business unit management and support staff reside.

In each country in which we operate a network of stores, we maintain a store-management organization that is responsible for the day-to-day operations of the retail financial services stores in that country. District managers (or the local equivalent title) are directly responsible for the oversight of our store managers and store operations. Typically, each district manager oversees eight to ten stores. Each district manager reports to a regional vice president (or the local equivalent title) who typically supervises approximately five district managers. The regional vice presidents report to the head of operations in each of our divisional corporate offices.

Our global eCommerce team has responsibility for our Internet lending businesses in the United Kingdom, Canada, Finland, the Czech Republic, Poland and Spain, and functions from administrative facilities principally in the United Kingdom and Finland, and for our Canadian Internet lending business, in Canada. The operational and support teams report to the President, eCommerce, who reports directly to the Company’s President and Chief Operating Officer.

We have centralized facilities in the United Kingdom, Canada, the United States, Scandinavia and Poland to support our consumer lending activities in each of those countries. Our staff at each of these locations performs inbound and outbound customer service for current and prospective consumer loan customers, including collections for past-due consumer loans. Our management at these facilities includes experienced call-center operations, customer service, information technology and collections personnel. We believe that these centralized facilities have helped us both to improve our loan servicing significantly and to manage credit losses on loans originated by us, and significantly enhances our ability to manage the compliance responsibilities related to our consumer lending operations in the markets in which we operate. We believe that our ongoing investment in, and organization-wide focus on, our compliance practices provides us with a competitive advantage relative to many other companies in our industry.

Technology

We maintain enterprise-wide and business unit level transaction processing computer networks. We believe that these systems improve our customer service by reducing transaction time and allow us both to manage our loan-collection efforts and returned-check losses better and to comply with regulatory recordkeeping and reporting requirements.

We continue to enhance our point-of-sale transaction processing systems, which are composed of networked hardware and software packages with integrated database and reporting capabilities. Our point-of-sale systems provide our stores with instantaneous customer information, thereby reducing transaction time and improving the efficiency of our credit-verification and check cashing processes. We also utilize enhanced centralized loan-management and collection systems that provide improved customer service processing and management of loan transactions. These loan-management and collection systems use integrated automated clearinghouse payment and returns processing, which facilitates faster notification of returns and faster clearing of funds as well as utilizing electronic document-processing technology to reduce both processing and loan-closing times. Our point-of-sale systems, together with the loan-management and collection systems, have enhanced our ability to offer new products and services and overall customer service. In addition, our loan-management system integrates with the websites through which we offer Internet-based loans and also performs automated underwriting functions necessary to originate online loans. We continue to invest in the online loan-management system to improve the online experience for our customers and increase the speed and efficiency with which loan decisions are made and funds are electronically dispersed.

Security

Robbery and employee theft are significant operational risks that we face. We have sought to deploy extensive security and surveillance systems, dedicated loss prevention and security personnel and management information systems throughout our operations to address areas of potential risk. We believe that our systems are among the most effective in our industry. Accordingly, net security losses represented 0.2% of total revenues for each of fiscal 2012 and fiscal 2013.

To protect against robbery, most store employees work behind bullet-resistant glass and steel partitions, with back office, safe and computer areas locked and closed to customers. Security measures in each of our stores include safes, electronic alarm systems monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls and ceilings, as well as tracking of all employee movement in and out of secured areas and closed-circuit television monitoring. Employees use devices to ensure safety and security whenever they are outside the secure teller area. Additional security measures include sophisticated alarm systems, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes. Because we handle cash and negotiable instruments at our locations, daily monitoring, an internal auditing program including periodic unannounced store audits and cash counts at randomly selected locations, and immediate responses to irregularities are employed by us in combating defalcations.

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

Proprietary Rights

We hold the rights to a variety of service marks relating to the financial services that we provide in our financial services stores and in our other businesses. In addition, we maintain service marks relating to the various names under which our stores and Internet businesses operate. Some of our registered trademarks include The Money Shop®, Money Mart®, InstaCheques®, The Check Cashing Store®, Momentum®, Month End Money®, Payday UK®, Payday Express®, Sefina®, Helsingin PanttiSM , EasyTax®, Optima®, Suttons & Robertsons®, Money Now! ®, OK Money®, Super Efectivo®, Express Credit Amanet® and MILES®.

Franchises

As of June 30, 2013, we had 23 franchise and agent locations in the United Kingdom and ten franchise locations in Canada. These locations are subject to franchise or agent agreements with us that have varying durations and have been negotiated individually with each franchisee. In the United Kingdom, we have initiated the termination of our franchise program according to the terms of our contracts with all franchisees, and the remaining franchises will terminate and cease offering our products and services at these locations by August 31, 2013. We are not actively marketing franchises in any of our markets.

Employees

As of June 30, 2013, we employed approximately 6,600 persons worldwide, consisting of 1,100 persons in our accounting, management information systems, legal, human resources, treasury, finance, compliance and administrative departments, and 5,500 persons in our retail stores and online operations and other operational functions, including customer service representatives, store managers, regional supervisors, operations directors and store administrative personnel. Other than a small number of our employees in Europe, none of our employees are represented by a labor union or organized employee group, and we believe that our relations with all of our employees are good.

Competition

We face significant competition in each of the countries in which we operate, and for each of the services and products that we offer in those countries. Our industry includes companies that offer automated check cashing machines and franchised kiosk units that provide check cashing and money order services to customers, which can be located in places such as convenience stores, bank lobbies, grocery stores, discount retailers and shopping malls, and we compete with Internet-based financial services providers as well. There are a number of factors influencing customers’ selection of a financial services company in our industry, including, principally, convenience, hours of operations, accessibility, speed of access to funds and other aspects of customer service, as well as the pricing of products and services.

Because we currently operate in ten countries, and intend to enter into additional markets, we face different competitive conditions across our operations. Competition is driven in part by the demographics of the potential customer base in each market, laws and regulations affecting the products and services we offer in a particular country or regional jurisdiction, platforms from which services are provided, and socio-economic factors present in each market.

Current trade association information indicates that the United Kingdom market for small, unsecured short-term consumer loans is served by approximately 1,200 retail store locations, which include check cashers, pawn brokers and home-collected credit companies, in addition to approximately 30 online lenders. Barriers to entry for new non-bank lenders are low, particularly for new online lenders who may use third-party generated leads and technology, and outsourced back-office support.

The finalization of provincial regulations in Canada for unsecured short-term consumer loans has caused certain existing competitors to expand their operations and some U.S.-based competitors have entered the Canadian market. Notwithstanding this increased competition, we believe that the size of our store network and strength of our brands in Canada, as well as the regulations adopted by a majority of the Canadian provinces in which we do business, including Ontario, British Columbia and Alberta, present an opportunity to leverage our multi-product retail platform and to improve our share of the Canadian market.

In the United States, our industry is highly fragmented. According to Financial Service Centers of America, Inc., there are approximately 13,000 neighborhood financial service centers and, according to published equity research estimates by Stephens Inc., an investment banking firm, there are approximately 20,000 short-term lending stores. There are several public companies in the United States with large networks of stores offering unsecured short-term loans, as well as several large pawn shop chains offering such loans in their store networks in the United States. Like check cashing, there are also many local chains and single-unit operators offering single-payment consumer loans as their principal business product.

In Sweden, we believe that the market for pawn lending currently includes approximately 60 stores. We believe the Finnish market for pawn lending industry includes approximately 30 stores. Short-term unsecured consumer lending in Finland has been generally curtailed due to regulatory changes effective June 1, 2013, however, there were previously approximately ten to 20 Internet-based unsecured short-term consumer lending competitors of ours and we believe that some of those former competitors, like us, are seeking to introduce new products that meet the new regulatory requirements.

In Spain, where our business is focused on pawn-lending and gold buying, the industry is also fragmented. Pawn-lending has deep historic and cultural roots in Spain, and the business has grown due to the country’s economic uncertainty and the population’s need for cash. Our main competitor is the Montes de Piedad, owned by the second largest social bank in Spain, and there are also many independent and small chain gold traders and pawnbroking operators in the country. The pawnbroking and gold buying industry in Romania is similarly fragmented, with the vast majority of operators being independent, small shops or chains.

In countries other than the U.K. and Canada where we currently offer short-term consumer loans through the Internet, namely Poland, the Czech Republic and Spain, the competitive landscape in these online markets generally consists of 10-20 lenders offering similar products. In addition, there are several competitors offering longer-term consumer lending products and alternative financial products. Many of our competitors are active across all three markets. We believe that these markets remain underdeveloped and additional competitors will seek entry into the short-term consumer lending space. However, we anticipate that the combination of our technology, online marketing experience, operational capabilities and ability to leverage centralized groups for support will allow us to obtain market share.

Generally, in addition to other check cashing stores, consumer lending stores and other financial services platforms (including those offering home credit products, rent-to-own products and title or logbook loans) in the countries in which we operate, our competitors include banks and other financial services entities, as well as retail businesses, such as grocery and liquor stores, which often cash checks for their customers. Some competitors, primarily grocery stores, do not charge a fee to cash a check. However, these merchants generally provide this service to certain customers with solid credit ratings or for checks issued by highly recognized companies, or those written on the customer’s account and made payable to the store.

Regulation

We are subject to regulation by foreign, federal, state and other local governments that affects the products and services we provide. In general, this regulation is designed to protect consumers who deal with us and not to protect the holders of our securities, including our common stock. In particular, we are subject to the regulations described below as well as regulations governing currency reporting, privacy and other matters described elsewhere in this Annual Report on Form 10-K, including under “Item 1A — Risk Factors”. We work to promote fair and equitable practices among the members of our industry, and strive to be an industry leader in promoting regulatory compliance.

Consumer Lending

Canada’s federal usury law permits each province to assume jurisdiction over, and the development of, laws and regulations of unsecured short-term consumer loan products such as ours. To date, the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Saskatchewan have passed legislation regulating unsecured short-term consumer lenders and each has, or is in the process of, adopting regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum limits on the charges to the consumer for a loan and regulate collection practices. We believe that the unsecured short-term consumer loan products that we currently offer in each regulated province conform to the applicable regulations of such province. We do not offer unsecured short-term consumer loans in Quebec or Newfoundland, though we have piloted a multi-payment term loan product in Newfoundland.

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

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. In February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we were among approximately 50 companies offering unsecured short-term consumer loans for which the OFT conducted onsite inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite review of our U.K. operations in late fiscal 2012. Furthermore, we have provided the OFT with a response to a comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. The OFT issued its final report on the outcome of its sector review in March 2013. In that report, the OFT indicated that it would be writing to all of the approximately 50 largest lenders in a staggered timeframe with its findings following the on-site inspections of these lenders. Our operating subsidiary which holds the consumer credit license for our Payday UK ® business received its letter from the OFT and submitted its report confirming compliance with the OFT by the May 28, 2013 deadline. Our operating subsidiaries holding the consumer credit licenses for our Payday Express ® and The Money Shop businesses also received their letter and submitted their reports confirming compliance with those letters by the July 17, 2013 deadline. While each of these letters had different requirements specific to the particular business, overall, the letters both specifically and generally advised on required actions in the following categories: advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues. The reports submitted by these subsidiaries included a confirmation in the view of the independent auditor, that the independent auditor was reasonably assured that all three businesses were compliant with the requirements of their respective letters from the OFT. All relevant business units in the United Kingdom are also evaluating the contents of the final OFT report as they relate to our lending operations in the United Kingdom.

The OFT also updated its Debt Collection Guidance in October 2011, and, in November 2012, issued guidance regarding the use of continuous payment authority. Under that guidance, we will be required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments. Additionally, the OFT’s guidance will require us to suspend the use of continuous payment authority to collect defaulted debts from a customer who we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. As we continue to evaluate all of these regulatory developments in the United Kingdom, we may consider or be required to make additional changes, to our lending and collection practices, but it is too soon to estimate the likely impact of any such changes.

In March 2013, the OFT issued a consultation document outlining the OFT’s proposals to refer the single payment lending sector in the United Kingdom to the Competition Commission for review. The OFT announced on June 27, 2013 that it had decided to refer the sector to the Competition Commission as the OFT has concerns that there are features of the sector which are operating in a way to distort competition in the market on a number of grounds. The Competition Commission has written to certain of our U.K. operating subsidiaries (along with other lenders in the sector) requesting information and documentation, which we supplied by the July 19, 2013 deadline. The Competition Commission’s review of the sector may continue until June 2015.

In addition to the foregoing, in the United Kingdom, the OFT will transfer regulatory authority over consumer credit regulation to the new Financial Conduct Authority (FCA) on April 1, 2014. We cannot yet determine what impact, if any, this change in regulatory oversight will have on our business.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland, including regulations affecting our Finland-based subsidiary, DFC Nordic Oyj. On September 11, 2012, after a consultation period which resulted in several potential modifications to the working group’s proposals, a bill was introduced in the Finnish Parliament to restrict the interest rate on loans less than EUR 2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50%. This amendment to the Finnish Consumer Protection law, including the interest rate limit and enhanced obligations for lenders to evaluate consumer creditworthiness, was ratified by the Finnish Parliament and the President of Finland and became effective on June 1, 2013. As a result of this law, we ceased originating our short-term consumer loan product and in May 2013, we introduced a new consumer credit line product to replace the Internet-based short-term loan product in Finland. We are also evaluating the possibility of launching new alternative products which would comply with the amended law.

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

At the United States federal level, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act, and the regulations promulgated pursuant to each, impact our unsecured short-term consumer loan products. Among other things, these laws and regulations require disclosure of the principal terms of each transaction to every customer, including the dollar amount of finance charges and the applicable imputed annual percentage rate, prohibit false or misleading advertising, prohibit discriminatory lending practices and prohibit unfair credit practices.

Also in the United States, the Consumer Financial Protection Bureau (the “CFPB”) has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of the CFPB review, we are taking corrective action to address the CFPB’s findings by improving our operating and compliance procedures, controls and systems.

Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers.

In addition to these supervisory and enforcement powers, the CFPB may also exercise regulatory authority over the products and services that we offer in the United States. Unsecured short-term consumer loans have also been the subject of several other proposed bills in the U.S. House and Senate that would impose limits on the interest and fees on such products. To date, none of these bills have moved past committee review.

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

Currency Reporting

The Financial Transactions and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The Proceeds of Crime (Money Laundering) and Terrorist Financing Act requires the reporting of large cash transactions involving amounts of CAD 10,000 or more received in cash and international electronic funds transfer requests of CAD 10,000 or more. This act also requires submitting suspicious transaction reports where there are reasonable grounds to suspect that a transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity. We believe that we are in compliance with the requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act.

The Terrorism Act of 2000 and the Proceeds of Crime Act 2002 expanded, reformed and consolidated the United Kingdom’s criminal money laundering offenses. The Money Laundering Regulations of 2003 impose certain reporting and record keeping requirements on persons and businesses in the regulated sector. Her Majesty’s Revenue and Customs has the responsibility for enforcing the regulations. The regulations require that iden-

tity is taken for any person carrying out single or apparently linked transactions exceeding the GBP equivalent of EUR 15,000 and for the cashing of any third-party check, in any amount. Additionally, regulations require the submission of suspicious transaction reports to the Serious Organized Crime Agency whenever there is a transaction which is inconsistent with a customer’s known legitimate business activities or with normal business for that type of account. We have existing procedures to remain in compliance with these requirements and believe that we are in compliance with these regulatory requirements.

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

In our other geographic markets, we are required to follow local anti-money laundering and transaction reporting laws and regulations, but due to the fact that most of our transactions are small in value, the reporting requirements are typically minimal and are focused on business transactions other than consumer lending (mainly check cashing and money transfer).

Privacy of Personal Information

We are subject to a variety of foreign, federal, state and other local laws and regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We believe that the procedures and systems that we maintain safeguard such information as required.

Improper Payments to Government Officials

We are subject to various laws and regulations, including the Foreign Corrupt Practices Act in the United States and The Bribery Act 2010 in the United Kingdom, that prohibit improper payments or offers of payments to anyone, including foreign governments and their officials and political parties by persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We maintain policies and safeguards to discourage these practices by our employees and follow standards of conduct for our business throughout Europe and North America, including the prohibition of any direct or indirect payment or transfer of company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other payoffs.

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

As of June 30, 2013, we had an aggregate of approximately $1.04 billion in outstanding indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, and satisfy our working capital and other liquidity needs, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. If we are unable to make the required payments on our debt obligations, we would be in default under the terms of our indebtedness which could result in an acceleration of our repayment obligations. Any such default, or any attempt to alter our business plans and operations to satisfy our obligations under our indebtedness, could materially adversely affect our business, prospects, results of operations and financial condition.

The agreements governing certain of our indebtedness contain financial covenants and other restrictions that may limit our ability to operate our business.

Our global revolving credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. These covenants, among other things, place restrictions on our ability to:

•	incur additional debt;

•	incur or permit certain liens to exist;

•	make certain investments, dispositions and payments;

•	engage in certain transactions with affiliates; and

•	enter into materially different lines of business.

Our global revolving credit facility also requires us to maintain certain financial ratios, including a consolidated leverage ratio and consolidated fixed charge coverage ratio. The covenants and restrictions contained in our global revolving credit facility could limit our ability to fund our business, make capital expenditures and make acquisitions or other investments in the future. If we are unable to comply with any of these financial and other covenants, it could constitute an event of default under the global revolving credit facility, entitling the lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement. Any such acceleration, if not paid by us, would trigger certain cross-defaults in agreements governing the senior and convertible Notes issued or guaranteed by the Company. Any such default could materially adversely affect our business, prospects, results of operations and financial condition, and could impair our ability to continue current operations.

Changes in applicable laws and regulations governing our business may have a significant negative impact on our results of operations and financial condition.

Our business is subject to numerous foreign, federal, state and other local laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern, or affect, among other things:

•	lending and collection practices, such as truth in lending and short-term and installment lending and continuous payment authority;

•	interest rates and usury;

•	loan amount and fee limitations;

•	check cashing fees;

•	licensing and posting of fees;

•	currency reporting;

•	privacy of personal consumer information;

•	prompt remittance of proceeds for the sale of money orders; and

•	the location of our stores through various rules and regulations such as local zoning regulations and requirements for special use permits.

As we develop and introduce new products and services, we may become subject to additional laws and regulations. Future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. Governments at the national and local levels may seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. We and other participants in our industry are currently, and may in the future be, subject to litigation and regulatory proceedings which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business. Changes in laws or regulations, changes in regulatory bodies with oversight for our business, or our failure to comply with applicable laws and regulations, may have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

In the United Kingdom, our consumer lending activities must be undertaken with reference to the Irresponsible Lending Guidance, or the ILG, of the Office of Fair Trading, which we refer to as the OFT. The ILG outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. The OFT has also issued Debt Collection Guidance, which was updated in October 2011 and in November 2012. The Debt Collection Guidance restricts the number of times and the amounts that we are allowed to debit a customer’s account and requires us to suspend the use of continuous payment authority to collect defaulted debt from a customer whom we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. We rely heavily on the use of automated processing of customer payments (both on-time payments and delinquent accounts) and further restrictions on the use of automated payments could have a material adverse effect on our ability to receive payments from customers.

In addition, in February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we were among 50 companies offering unsecured short-term consumer loans for which the OFT conducted onsite inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite inspection of our U.K. operations in late fiscal 2012. Furthermore, we have provided the OFT with a response to its comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. The OFT issued its final report on the outcome of its sector review in March 2013. In that report, the OFT indicated that it would be writing to all of the approximately 50 lenders in a staggered timeframe with its findings following the on-site inspections of these lenders. Our operating subsidiary which holds the consumer credit license for our Payday UK® business received its letter from the OFT and submitted its report confirming compliance with the OFT letter by the May 28, 2013 deadline. Our operating subsidiaries holding the consumer credit licenses for our Payday Express® and The Money Shop businesses also received their letters and submitted their reports confirming compliance with those letters by the July 17, 2013 deadline. While each of these letters had different requirements specific to the particular business, overall, the letters both specifically and generally advised on required actions in the following categories: advertising and marketing; pre-contact information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues.

In March 2013, the OFT issued a consultation document outlining the OFT’s proposals to refer the single payment lending sector in the United Kingdom to the Competition Commission for review. In June 2013, the OFT announced that it had decided to refer the sector to the Competition Commission based on its concerns that there are features of the sector which are operating in a way to distort competition in the market. The Competition Commission has written to certain of our UK operating subsidiaries (along with other lenders in the sector) requesting information and documentation, which we supplied in July 2013. The Competition Commission’s review of the sector may continue until June 2015.

In addition, the OFT will transfer regulatory authority over consumer credit businesses to the new Financial Conduct Authority (FCA) on April 1, 2014, and we cannot yet determine what impact, if any, this change in regulatory oversight will have on our business. As we continue to evaluate the regulatory developments in the United Kingdom, we may consider making changes to, or may be required to make changes to, our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on OFT review of the short-term lending sector, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

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

The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of that review, we are taking corrective action to address the CFPB’s findings by improving our operating and compliance procedures, controls and systems. Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers.

In addition to these supervisory and enforcement powers, the CFPB may also exercise regulatory authority over the products and services that we offer in the United States. Until such time as the CFPB exercises its rulemaking powers, we cannot predict what effect any such regulation may have on our U.S. business. The modification of existing laws or regulations in any of the jurisdictions in which we operate or in which we contemplate new operations, or the adoption of new laws or regulations restricting or imposing more stringent requirements, on our consumer lending or check cashing activities in particular, could increase our operating expenses, significantly limit our business activities in the affected markets, limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations, and financial condition.

We have engaged, and may engage in the future, in acquisitions or investments which present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We have historically expanded our business through strategic acquisitions, and a key component of our growth strategy is to continue to pursue acquisition opportunities. We may not, however, be able to achieve the anticipated benefits from an acquisition or investment due to a number of factors. The success of our acquisitions is dependent, in part, upon our effectively integrating the management, operations and technology of acquired businesses into our existing management, operations and technology platforms, of which there can be no assurance, particularly in the case of a larger acquisition or multiple acquisitions completed in a short period of time. The failure to successfully integrate acquired businesses into our organization could materially adversely affect our business, prospects, results of operations and financial condition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in a significant diversion of our management’s time, as well as out-of- pocket costs.

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

Adverse or uncertain economic, political and social conditions may significantly and adversely affect our business, prospects, results of operations, financial condition and access to liquidity.

We are a global company with substantial international operations. Deterioration of social, political, labor or economic conditions in a specific country or region, such as current uncertainties relating to European sovereign and other debt, could challenge our ability to conduct operations in those countries or regions or increase our operating costs, and we may be challenged in staffing and managing foreign operations in those locations. As a result, our results of operations and financial condition may be adversely impacted. Also, continued high levels of unemployment in the markets in which we operate may reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures, and general economic uncertainty may affect our loss experience. We maintain business relationships with significant third-party service providers. The failure of key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt our operations.

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

Negative public perception and press coverage of single-payment consumer loans could adversely affect our revenues and results of operations.

Consumer advocacy groups, certain media reports, and some regulators and elected officials in the several jurisdictions in which we conduct business have from time to time advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending. These efforts have often focused on lenders that charge consumers imputed interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers and otherwise negatively characterize our products and services. This difference in credit cost may become more pronounced if a consumer does not repay a loan promptly, instead electing to renew the loan for one or more additional short-term periods. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease. In addition, negative media coverage relating to our industry and products can lower morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expenses. These trends could materially adversely affect our business, prospects, results of operations and financial condition.

If our estimates of loan losses are not adequate to absorb losses, our results of operations and financial condition may be adversely affected.

We maintain an allowance for loan losses for estimated losses on consumer loans and loans in default. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans, plus an estimate of loss based on certain qualitative factors that have not been captured by the historical charge-off data. As of June 30, 2013, our allowance for loan losses on consumer loans that were not in default was $39.7 million and our allowance for losses on loans in default was $69.6 million. These reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our results of operations and financial condition could be adversely affected.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

As of June 30, 2013, we had goodwill of $761.8 million, representing a significant portion of the $1.7 billion in total assets reflected on our consolidated balance sheet as of such date. A substantial portion of our goodwill represents assets capitalized in connection with our historical acquisitions and business combinations. Accounting for intangible assets such as goodwill requires us to make significant estimates and judgments, and as a result we may not realize the value of such intangible assets. In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. A variety of factors could cause the carrying value of an intangible asset to become impaired, including that our cash flow from operations is not sufficient to meet our future liquidity needs. Should such a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our reported results of operations and could materially impact the reported balance of our total stockholders’ equity. As a result of such a review, we recorded a goodwill and other intangible asset impairment charge of approximately $27.7 million in the fourth quarter of fiscal 2012 and an additional $36.4 million in fiscal 2013, based on the estimated fair value and book value of our DFS business.

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

The industry in which we operate is highly fragmented and very competitive, and we believe that the markets in which we compete may become more competitive. In addition to other unsecured consumer lending, secured pawn lending, and check cashing stores in the markets in which we operate, we compete with Internet-based companies, banks and other financial services entities and retail businesses that offer consumer loans, extend pawn loans, cash checks, sell money orders, provide money transfer services or offer other products and services offered by us. We also compete with financial services providers which offer home credit products, rent-to-own products, and title or logbook loans among other products and services. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Foreign currency fluctuations may adversely affect our reported results of operations.

We currently generate a significant majority of our revenue outside the United States. Our foreign subsidiaries accounted for 87.1% and 88.4% of our total revenues for the years ended June 30, 2012 and 2013, respectively. As a result, our reported results of operations are vulnerable to currency exchange rate fluctuations, principally in the British Pound, the Canadian Dollar, the Swedish Krona and the Euro against the United States Dollar. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We estimate that a 10.0% change in foreign exchange rates by itself would have impacted reported pre-tax earnings from continuing operations by approximately $8.0 million for the year ended June 30, 2013 and approximately $13.1 million for the year ended June 30, 2012. This impact represents 24.9% of our consolidated pre-tax earnings for the year ended June 30, 2013 and 13.6% of our consolidated pre-tax earnings for the year ended June 30, 2012.

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

If Internet search engines’ methodologies are modified, traffic to our Internet lending websites, and our corresponding loan origination volumes, could decline.

We depend on search engine optimization and search engine marketing to drive potential customers to our Internet lending websites, including paydayuk.co.uk, and paydayexpress.co.uk in the United Kingdom. Changes in the methodologies or algorithms used by Google, Yahoo! or other search engines to display results could cause our websites to received less favorable placement or be removed from the search results. Search engines could decide that content on our websites is unacceptable, violates their corporate policies, or requires certain attention due to consumer advisories. For example, to ensure that consumers are aware of loan alternatives, Google requires the phrase “payday loan” (or similar terms) to be included in a user’s search query in order to include payday loans in the search results, and payday loan advertisements will be shown only on sites related to payday loans. We believe these changes may have had, and may continue to have, a negative impact on potential customer traffic and loan origination. These changes or any future changes that may be made by Google or any other search engines may further impact our business. Any reduction in the number of users directed to our websites could negatively affect our results of operations, and we may also need to resort to more costly sources to replace lost traffic.

Our check cashing services may further diminish because of technological advances.

We derive a significant portion of our revenues from fees associated with cashing payroll, government and personal checks. In fiscal 2012 and 2013, we generated approximately 13% and 11%, respectively, of our total consolidated revenues from fees associated with check cashing. There has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks received by our customer base are replaced with such electronic transfers, demand for our check cashing services could decrease.

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

We purchase a significant amount of gold from customers, and the substantial majority of the collateral for our pawn loans consists of gold jewelry. We sell for scrap nearly all of the gold that we purchase and that we take possession of as a result of pawn collateral forfeitures. Pursuant to applicable laws in certain jurisdictions in which we offer gold buying services and secured pawn loans, and otherwise pursuant to the terms of our pawn loan agreements, we are required to hold the gold that we buy, or that we accept as collateral, for a period of time, which, in the case of pawn loans, can be 6 months or more. Our ability to generate profits from such transactions is dependent in part upon us being able to sell our gold inventory, whether for smelting or on a retail basis, for a price that is consistent with the price that we paid for that gold or, in the case of forfeited pawn loans, for the amount that we originally loaned against forfeited collateral gold. Significant short-term volatility in gold prices, such as that experienced during the recent global economic crisis, may make it difficult for us to effectively price our gold buying services and to set appropriate principal amounts on our pawn loans relative to the gold collateral posted. Gold prices have declined appreciably since the beginning of 2013, and a significant short-term or sustained decline in gold prices could also result in both customers selling less gold to us and a decrease in our pawn loan originations resulting from lower collateral values. Any such change in the value of gold could materially adversely affect our business, prospects, results of operations and financial condition.

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

Our MILES program relies upon contractual relationships with its service providers and our ability to sell ancillary products, the loss of any of which could adversely affect the performance of the MILES business and our results of operations generally.

Our MILES program provides fee-based services to junior enlisted military personnel applying for automobile loans. The MILES program generates its operating revenue from fees paid by third-party lenders which fund the loans, fees from auto dealers and fees from the sale of ancillary products such as warranty service contracts and GAP insurance coverage. We rely upon contractual relationships with third-party lenders for the funding and servicing of auto loans made in connection with the MILES program, and arrangements with other providers for warranty service contracts and GAP insurance contracts. On June 27, 2013, our DFS subsidiary received from its then primary third-party lender, a purported termination notice, effective immediately, of the bank’s obligations to fund loans under the MILES program. DFS believes that the termination notice is not effective and has demanded that the bank fulfill its funding obligations. However, in August 2013 DFS entered into a new agreement with a third-party funding partner for loans under the MILES program, which we believe will provide more competitive financing alternatives to DFS’ service member customers. If this or any other contractual relationships are terminated, or if other events were to occur which resulted in a material reduction in the services provided, a material increase in the cost of the services provided or a material reduction in the fees earned by DFS for the services provided under these contractual relationships, we could be required to locate new or alternate service providers for our MILES program. In such event, and until we would be able to locate new or alternate service providers, our MILES program business could be significantly disrupted. In addition, such new or alternate service providers may offer services that are more costly to MILES’ customers or that pay premiums or fees below the level that we currently receive. These changes could have a material adverse effect on our business and negatively affect our revenues and results of operations.

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

Because we maintain a supply of cash and valuable items such as gold and jewelry in our stores, we may be subject to cash shortages due to robbery, employee error and theft.

Since our business requires us to maintain a supply of cash in each of our retail financial services stores, and because our pawn-lending and gold buying locations have gold and jewelry on hand from customer transactions, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security, systems and processes for our employees and facilities, we cannot assure you that robberies, employee error and theft will not occur and lead to cash shortages that could adversely affect our results of operations.

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

We rely upon our information systems to manage and operate our retail financial services stores, Internet lending platforms and other businesses. Each store is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations and financial condition.

The price of our common stock may be volatile.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Over the course of the twelve months ended June 30, 2013, the market price of our common stock has been as high as $20.50, and as low as $12.95. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including global economic and market conditions, quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, changes in applicable laws and regulations governing consumer protection and lending practices, the effects of litigation, future sales of common stock, and general stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of the common stock of many companies, including our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

We have never paid cash dividends on our common stock and do not anticipate paying any in the foreseeable future.

We have never declared or paid any cash dividends on our common stock, and our global revolving credit facility contains restrictions on our ability to declare and pay dividends. We currently expect to retain any future earnings for use in the growth and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

All of our company-operated retail financial services stores and our administrative offices are leased, generally under leases providing for an initial multi-year term and renewal terms from one to five years. The leases for our company-operated stores may contain provisions for additional rental charges based on revenue and payment of real estate taxes and common area charges. We generally assume the responsibility for required leasehold improvements, including signage, customer service representative partitions, alarm and recovery systems, computers, time-delayed safes and other office equipment. With respect to leased locations open as of June 30, 2013, the following table shows the total number of leases, including both retail store locations and corporate and back office support centers, expiring during the periods indicated, without assuming the exercise of any applicable renewal options:

Period Ending June 30,	Number of Leases Expiring
2014	126
2015 - 2017	653
2018 - 2022	635
2023 - 2027	54

1,468

Store Operations

Locations

The following chart sets forth the number of company-operated and franchised stores in operation as of the specified dates:

	June 30,
Markets	2011	2012	2013
EUROPE (Europe Retail)
Company-operated	431	567	703
Franchised/agent locations	49	40	23

	480	607	726

CANADA (Canada Retail)
Company-operated	455	474	479
Franchised locations	22	14	10

	477	488	489

UNITED STATES (United States Retail)
Company-operated	312	304	292

	312	304	292

Total Stores	1,269	1,399	1,507

The following table reflects the change in the number of retail financial services stores during fiscal years 2011, 2012 and 2013:

	2011	2012	2013
Number of stores at beginning of period	1,180	1,269	1,399
New stores opened	88	114	83
Stores acquired	71	44	67
Stores closed	(19)	(11)	(21)
Net change in franchise/agent stores	(51)	(17)	(21)

Number of stores at end of period	1,269	1,399	1,507

Item 3.	LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated by reference herein to the section in “Item 8. Financial Statements and Supplementary Data — Note 16. Contingent Liabilities” of this Annual Report on Form 10K.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DLLR.” Below is a summary of the high and low sales prices of our common stock for each quarterly period during the two-year period ended June 30, 2013 as reported on the NASDAQ Global Select Market.

Period	High	Low
July 1, 2011 until September 30, 2011	$24.89	$17.41
October 1, 2011 until December 31, 2011	$23.01	$15.80
January 1, 2012 until March 31, 2012	$20.36	$17.19
April 1, 2012 until June 30, 2012	$19.32	$15.06
July 1, 2012 until September 30, 2012	$20.50	$16.85
October 1, 2012 until December 31, 2012	$19.13	$15.08
January 1, 2013 until March 31, 2013	$19.97	$16.52
April 1, 2013 until June 30, 2013	$15.81	$12.95

Holders

On June 30, 2013, there were approximately 119 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Dollar Financial Group, Inc., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. Our global revolving credit facility contains restrictions on our declaration and payment of dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For example, Dollar Financial Group, Inc.’s ability to pay dividends or to make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Stock Performance Graph

The rules of the Securities and Exchange Commission require us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity index and (ii) a published industry or peer group index. Set forth below is a graph and table indicating the value at the end of the specified time periods of a $100 investment made on June 30, 2008 in our common stock and similar investments made in the Nasdaq Composite Index and securities of companies in a peer group of financial services companies comprised of Cash America International, Inc., EZCorp Inc., First Cash Financial Services, Inc., and QC Holdings, Inc. The graph and table assume the reinvestment of any dividends received.

	6/30/08	12/31/08	6/30/09	12/31/09	6/30/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12	6/30/13
DFC Global Corp.	100.00	68.17	91.26	156.45	130.97	189.48	214.92	179.29	182.96	183.85	137.09
NASDAQ Composite	100.00	69.15	80.56	99.97	93.30	118.12	124.28	117.71	132.47	137.17	155.74
Peer Group	100.00	102.05	86.43	123.75	124.65	161.51	226.28	179.62	177.01	174.98	175.42

Unregistered Purchases of Equity Securities by the Issuer

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. During the fiscal year ended June 30, 2013, we repurchased 3,499,881 shares of our outstanding common stock for an aggregate purchase price of $54.3 million. As of June 30, 2013, an additional approximately 0.5 million shares may be repurchased under the stock repurchase plan. On August 21, 2013, our Board of Directors authorized an additional 5,000,000 shares that we can repurchase on a discretionary basis in future periods. Through August 27, 2013, we repurchased an additional 642,822 shares of our outstanding common stock for an aggregate purchase price of $9.0 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	195,558	$16.57	195,558	3,812,442
November 1 - November 30, 2012	966,567	$16.35	966,567	2,845,875
December 1 - December 31, 2012	394,983	$17.90	394,983	2,450,892

Total second quarter	1,557,108	$16.77	1,557,108
March 1 - March 31, 2013	230,000	$17.26	230,000	2,220,892

Total third quarter	230,000	$17.26	230,000
April 1 - April 30, 2013	955,936	$13.80	955,936	1,264,956
May 1 - May 31, 2013	756,837	$14.61	756,837	508,119

Total fourth quarter	1,712,773	$14.16	1,712,773

Total through June 30, 2013	3,499,881		3,499,881	508,119

Item 6.	SELECTED FINANCIAL DATA

In millions, except share and per share amounts and store data:

	2009	2010	2011	2012	2013
Consolidated Statement of Operations Data:
Revenues:
Consumer lending	$266.5	$319.5	$429.2	$645.9	$728.3
Check cashing	164.6	149.5	144.1	138.7	128.0
Pawn service fees and sales	13.8	19.9	48.0	80.9	81.9
Money transfer fees	26.8	27.5	32.1	38.4	36.7
Gold sales	3.7	43.0	46.5	70.9	63.3
Other	54.8	73.9	88.5	86.9	84.1

Total revenues	530.2	633.3	788.4	1,061.7	1,122.3

Operating expenses:
Salaries and benefits	145.7	154.0	179.9	221.4	238.6
Provision for loan losses	52.1	45.9	73.6	131.5	181.1
Occupancy	41.8	43.3	51.0	61.7	68.9
Purchased gold costs	2.4	30.4	31.0	56.9	51.2
Depreciation	13.4	14.3	16.8	22.1	26.4
Other	93.3	99.1	128.9	180.8	222.1

Total operating expenses	348.7	387.0	481.2	674.4	788.3

Operating margin	181.5	246.3	307.2	387.3	334.0
Corporate and other expenses:
Corporate expenses	68.2	86.8	104.1	120.0	109.4
Other depreciation and amortization	3.8	7.3	14.6	26.3	24.7
Interest expense, net	43.7	68.9	90.8	102.8	119.9
Loss on extinguishment of debt	—	9.5	—	—	—
Goodwill and other intangible asset impairment(2)	—	—	—	27.7	36.4
Unrealized foreign exchange (gain) loss	(5.5)	10.1	(47.0)	11.5	(1.2)
Loss on derivatives not designated as hedges	—	12.9	39.3	(2.9)	—
Provision for (proceeds from) litigation settlements	57.9	29.1	(3.7)	4.1	2.8
Other expense, net	5.5	5.5	6.7	2.2	13.8

Income before income taxes	7.9	16.2	102.4	95.6	28.2
Income tax provision	14.9	22.2	38.7	43.8	29.1

Net income (loss)	$(7.0)	$(6.0)	$63.7	$51.8	$(0.9)
Less: Net loss attributable to non-controlling interests	—	(0.3)	(0.5)	(0.6)	(0.2)

Net income (loss) attributable to DFC Global Corp.	$(7.0)	$(5.7)	$64.2	$52.4	$(0.7)

Net income (loss) per share:
Basic(1)	$(0.19)	$(0.16)	$1.69	$1.20	$(0.02)
Diluted(1)	$(0.19)	$(0.16)	$1.62	$1.16	$(0.02)
Shares used to calculate net income (loss) per share:
Basic(1)	36,019,058	36,159,848	38,005,387	43,827,333	42,290,985
Diluted(1)	36,019,058	36,159,848	39,758,551	45,232,243	42,290,985
Operating and Other Data:
Stores in operation at end of period:
Company-owned	1,031	1,058	1,198	1,345	1,474
Franchised stores/agents	175	122	71	54	33

Total	1,206	1,180	1,269	1,399	1,507

Consolidated Balance Sheet Data (at end of period):
Cash	$209.6	$291.3	$189.0	$224.0	$196.2
Total assets	$919.9	$1,213.4	$1,661.5	$1,749.6	$1,721.7
Total debt	$536.3	$728.6	$870.9	$1,012.6	$1,042.0
Stockholders’ equity	$207.9	$216.4	$422.9	$460.2	$430.7

(1)	On January 10, 2011, we announced a three-for-two stock split on all shares of our common stock. The stock split was distributed on February 4, 2011 in the form of a stock dividend to all stockholders of record on January 20, 2011. All share and per share amounts presented above were retroactively adjusted for the common stock split.

(2)	The fiscal year ended June 30, 2012 and June 30, 2013 include a non-cash impairment charge of $27.7 million and $36.4 million, respectively, related to our DFS business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Overview

We are a leading international non-bank provider of alternative financial services, principally unsecured short-term consumer loans, secured pawn loans, check cashing, gold buying, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers. We serve our customers through our over 1,500 current retail storefront locations and our multiple Internet platforms in ten countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania, the Czech Republic and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate one of the largest online unsecured short-term consumer lending businesses by revenue and loan portfolio in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland, Romania and Spain, we are the largest pawn lender in Europe measured by loan portfolio.

At June 30, 2013, our global retail operations consisted of 1,507 retail storefront locations, of which 1,474 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!®, Super Efectivo® and Express Credit. In addition to our retail stores, we also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, and in Sweden, Poland, the Czech Republic and Spain primarily under the OK Money® brand name. We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, and a consumer line of credit in Finland offered by DFC Nordic Oyj. In addition, our DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through our branded Military Installment Loan and Education Services, or MILES®, program.

Our products and services, principally our unsecured short-term consumer loans, secured pawn loans, and check cashing and gold buying services, provide customers with immediate access to cash for living expenses or other needs. In addition to those core offerings, we strive to offer our customers additional high-value ancillary services, including Western Union® money order and money transfer products, electronic tax filing, reloadable prepaid VISA® and MasterCard® debit cards and foreign currency exchange. Most of these ancillary services are provided through third-party vendors.

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

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. We have continued to expand our Internet lending business after our fiscal 2011 acquisition of one of the largest online providers of unsecured short-term consumer loans by revenue in the United Kingdom, leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to launch an Internet lending business in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013. We expect to further extend our Internet lending capabilities into other countries in the future. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland. In March 2012, we acquired a chain of eight retail pawn and gold buying stores in Spain and have since expanded our Spanish retail operations to include 21 new SuperEfectivo retail locations and one high-end Suttons & Robertsons pawn store in Madrid. Also, in May 2013, we acquired Express Credit Amanet S.R.L., a chain of 32 retail pawn and gold buying stores in Romania, offering secured pawn lending mainly on gold jewelry and small-size, high-value electronics in addition to gold buying services. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons & Robertsons stores in Britain and Madrid, Spain, and grew our secured pawn lending in our Canadian retail stores during fiscal 2013. Also in 2013, we began offering secured pawn lending on gold jewelry as a pilot program in 32 of our U.S. retail stores and look to expand that product offering in fiscal 2014. Internet-based and secured pawn lending generated $298.7 million and $81.9 million, respectively, of revenue for the year ended June 30, 2013, representing 26.6% and 7.3%, respectively, of our revenue for our fiscal 2013.

Prior to the fourth quarter of fiscal 2013, we had been organized based on geographic locations and the types of products and services that we provided. Under this organizational structure, the Company had three reportable segments: our financial services offerings in each of Europe, Canada and the United States. During the fourth quarter of fiscal 2013, we implemented changes in our operating segments resulting from changes in the processes employed for allocating resources across the Company and reviewing operating results to assess performance by our Chief Operating Decision Maker. These changes, which resulted in part from the reorganization of our business operations that were initiated during the third quarter of fiscal 2013, were fully implemented in the fourth quarter of fiscal year 2013 to align our operating and reportable segments with how we manage the business and view the markets we serve.

We manage our business as four reportable segments — our retail-based financial services offerings in each of Europe, Canada and the United States, as well as our E-Commerce reportable segment, which operates in Europe and Canada. Dealers’ Financial Services, LLC, or DFS, our subsidiary which operates independently of our other businesses, is included in Other.

Trends and Competition in Internet-based Business

Within the past two and a half years, we have significantly expanded our online presence through our acquisition of one of the largest online providers of unsecured short-term consumer loans in the United Kingdom and leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to expand our Internet lending offerings to Poland, the Czech Republic and Spain. We expect to continue to expand our online lending business in the future, both through strategic acquisitions and organic growth. Due to low barriers to entry for new non-bank lenders, particularly those who offer their services through the Internet, we have seen an increase in the number of competitors within the online markets in which we now operate (including a large increase in providers in the United Kingdom), we believe that competition in the online loan market continues to be largely fragmented with high barriers to entry, including the ability to raise sufficient capital to fund loans and growth in loan portfolios, the ability to implement effective underwriting, collections and fraud prevention processes, technology requirements, marketing costs, customer privacy issues and other regulatory and compliance requirements. Additionally, we believe that recent and ongoing regulatory developments in the United Kingdom and Finland will result in some market consolidation and provide additional growth opportunities for companies with sufficient capital and sound operating platforms.

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

The OFT has issued Irresponsible Lending Guidance, or the ILG, which outlines the overarching principles of consumer protection and fair business practice which apply to all regulated consumer credit lending. In February 2012, the OFT announced that it had launched an extensive review of the short-term lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 1974, the ILG and other relevant guidance and legal obligations. As part of this review, we were among approximately 50 companies offering unsecured short-term consumer loans for which the OFT conducted on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT commenced its onsite review of our U.K. operations in late fiscal 2012. Furthermore, we have provided the OFT with a response to a comprehensive survey request with respect to several of our businesses in the United Kingdom to assess compliance with applicable regulations and guidance. The OFT issued its final report on the outcome of its sector review in March 2013. In that report, the OFT indicated that it would be writing to all of the approximately 50 lenders in a staggered timeframe with its findings following the on-site inspections of these lenders. Our operating subsidiary which holds the consumer credit license for our Payday UK ® business received its letter from the OFT and submitted its report confirming compliance with the OFT by the May 28, 2013 deadline. Our operating subsidiaries holding the consumer credit licenses for our Payday Express ® and The Money Shop businesses also received their letter and submitted their reports confirming compliance with those letters by the July 17, 2013 deadline. While each of these letters had different requirements specific to the particular business, overall, the letters both specifically and generally advised on required actions in the following categories: advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues. The reports submitted by these subsidiaries included a confirmation in the view of the independent auditor, that the independent auditor was reasonably assured that all three businesses were compliant with the requirements of their respective letters from the OFT. All relevant business units in the United Kingdom are also evaluating the contents of the final OFT report as they relate to our lending operations in the United Kingdom.

The OFT also updated its Debt Collection Guidance in October 2011, and, in November 2012, issued guidance regarding the use of continuous payment authority. Under that guidance, we will be required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments. Additionally, the OFT’s guidance will require us to suspend the use of continuous payment authority to collect defaulted debts from a customer who we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer.

In March 2013, the OFT issued a consultation document outlining the OFT’s proposals to refer the single payment lending sector in the United Kingdom to the Competition Commission for review. The OFT announced on June 27, 2013 that it had decided to refer the sector to the Competition Commission as the OFT has concerns that there are features of the sector which are operating in a way to distort competition in the market on a number of grounds. The Competition Commission has written to certain of our UK operating subsidiaries (along with other lenders in the sector) requesting information and documentation, which we supplied by the July 19, 2013 deadline. The Competition Commission’s review of the sector may continue until June 2015.

In addition, the OFT will transfer regulatory authority over consumer credit businesses to the new Financial Conduct Authority (FCA) on April 1, 2014, and we cannot yet determine what impact, if any, this change in regulatory oversight will have on our business.

As we continue to evaluate all of these regulatory developments in the United Kingdom, we may consider or be required to make additional changes, to our lending and collection practices, but it is too soon to estimate the impact of any such changes.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland, including regulations affecting our Finland-based subsidiary, DFC Nordic Oyj. On September 11, 2012, after a consultation period which resulted in several potential modifications to the working group’s proposals, a bill was introduced in the Finnish Parliament to restrict the interest rate on loans less than EUR 2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50%. This amendment to the Finnish Consumer Protection law, including the interest rate limit and enhanced obligations for lenders to evaluate consumer creditworthiness, was ratified by the Finnish Parliament and the President of Finland and became effective on June 1, 2013. As a result of this law, we ceased originating our short-term consumer loan product and in May 2013 we introduced a new consumer credit line product to replace the Internet-based short-term loan product in Finland. We are also evaluating the possibility of launching new alternative products which would comply with the amended law.

In the United States, the Consumer Financial Protection Bureau (the “CFPB”) has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of the CFPB review, we are taking corrective action to address the CFPB’s findings by improving our operating and compliance procedures, controls and systems.

Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers.

In addition to these supervisory and enforcement powers, the CFPB may also exercise regulatory authority over the products and services that we offer in the United States. Until such time as the CFPB exercises its rulemaking powers, we cannot predict what effect any such regulation may have on our U.S. business.

Recent Events

On December 14, 2011, we announced that our Board of Directors had approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. During the fiscal year ended June 30, 2013, we repurchased 3,499,881 shares of our outstanding common stock for an aggregate purchase price of $54.4 million. As of June 30, 2013, an additional approximately 0.5 million shares may be repurchased under the stock repurchase plan. On August 21, 2013, our Board of Directors authorized an additional 5,000,000 shares that we can repurchase on a discretionary basis in future periods. Through August 27, 2013, we repurchased an additional 642,822 shares of our outstanding common stock for an aggregate purchase price of $9.0 million.

During the fiscal year ended June 30, 2013, we incurred approximately $8.5 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms.

In May 2013, we acquired Express Credit Amanet S.R.L., a leading pawn loan provider in Romania. Express Credit Amanet, founded in 1998, operates a chain of 32 stores predominantly in the city of Iasi, Romania.

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

Secured pawn loans are offered at most of our retail financial services locations in the United Kingdom and Poland and at our pawn shops in the United Kingdom, Sweden, Finland, Spain, Romania and certain of our Canadian and U.S. retail stores. Pawn loans are short-term in nature and are secured by the customer’s personal property, which we refer to as a pledge. At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will, in most markets, go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. As with our unsecured short-term consumer loans, revenues are recognized using the interest rate method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by us concurrent with the funding of loans by a third party lender. We also earn additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

Consumer Loan Loss Allowance

We maintain a loan loss allowance for estimated probable losses on unsecured consumer loans. To estimate the appropriate level of loan loss reserves, we consider known relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to us, historical loans charged off, current collection patterns and current economic trends. Our loan loss allowance is based on our net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans, plus an estimate of loss based on certain qualitative factors that have not been captured by the historical charge-off data. As these conditions change, we may need to make additional allowances in future periods.

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

During fiscal year 2013, the Office of Fair Trading (“OFT”) announced significant changes to marketing, rollover and collection practices which have had and are expected to have a significant impact on our short-term loan portfolio within our United Kingdom businesses. Our allowance for loan losses as of June 30, 2013 has been calculated to reflect management’s best estimate and judgment of the likely impact of these changes on probable loan losses. However, these estimates are inherently uncertain, especially given that these regulatory changes have only recently been implemented by us. As the ultimate impact of these regulatory actions and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from our additional experience operating under the revised regulations within the United Kingdom will be reflected in the financial statements in future periods.

We do not typically maintain a loan loss reserve for potential future losses on pawn loans. However, due to a significant decline in gold prices during the fourth quarter of the fiscal year ended June 30, 2013, we recorded a $7.1 million provision for expected unredeemed pledges with a carrying value higher than current market gold prices. Pawn loans are secured by the customer’s pledged item. Pawn loans generally represent 50% to 80% of the appraised fair value of the pledged item, thus significantly mitigating our exposure to losses on defaulted pawn loans. Our historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer pays back the amount borrowed, plus interest and fees, and we return the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in our retail stores after the customer default. Except in isolated instances, as previously mentioned, the amount received at auction or in our store historically is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above our recorded asset value and any related administrative costs and fees are returned to the customer.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with the Intangibles Topic of the FASB Codification, goodwill is assigned to reporting units, which we have determined to be our reporting units of the United Kingdom Retail, Europe Retail (which have been aggregated into the reportable segment of Europe Retail), Canada Retail, United States Retail, E-commerce and DFS. We also have a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more operating segment components have similar economic characteristics, their results are combined in one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights, trade names and DFS’ MILES program brand name, which are deemed to have an indefinite useful life and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

During the fiscal first quarter ended September 30, 2012, we performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets related to our DFS business. We determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of DFS’ contract with the third-party lender that funded a majority of the loans for its Military Installment Loan and Education Services, or MILES®, program. As a result of the interim impairment review, we recorded an intangible asset impairment charge of approximately $5.5 million, related to the carrying value assigned to the contract.

During the fiscal third quarter ended March 31, 2013, we identified interim impairment indicators at our DFS reporting unit and performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination of the CFPB during the fiscal year ended June 30, 2013, which delayed our negotiations with potential lending partners, and other possible funding arrangements, to replace the third-party lender that funded a majority of the MILES program loans. In the fourth quarter of fiscal 2013, DFS received a purported termination notice from the bank funding the MILES loans after DFS and the third-party lender each agreed separately to consent orders with the CFPB, without admitting or denying any of the facts or conclusions of the CFPB review. After restarting the discussions with various potential lending partners during the fourth quarter of fiscal 2013, in August 2013, DFS and a new third-party lender entered into a contract whereby the lender agreed to fund MILES program loans on terms we believe will provide more competitive financing alternatives to DFS’ service member customers.

During our fiscal third quarter ended March 31, 2013, we revised our forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in us concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

In Step 1 of the goodwill impairment test, the fair value of the DFS reporting unit was determined based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The DFS reporting unit failed the Step 1 test and a preliminary Step 2 test of the goodwill impairment test was performed. We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the fiscal third quarter ended March 31, 2013, which represented the best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method, while the other intangible assets were valued using an excess earnings valuation method.

In the fourth quarter of the fiscal year ended June 30, 2013, we performed our annual impairment tests of goodwill, and finalized the interim estimated impairment of the DFS goodwill. The total goodwill impairment charge for the fiscal year ended June 30, 2013 was $12.4 million, which represented a reduction of $2.8 million from the preliminary goodwill impairment charge recorded during the fiscal third quarter ended March 31, 2013. Additionally, we recognized an impairment charge of $2.6 million related to DFS’ other intangible assets. The other intangible assets were valued using an excess earnings valuation method.

The MILES Program indefinite lived intangible valuation was calculated using a relief from royalty valuation method and is based on future revenue projections of the DFS business, discounted to a present fair value using a discount rate of 16.0%.

The calculation of fair value of the DFS reporting unit was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The cash flow projections were discounted using a discount rate of 15.0%, and were selected based on management’s estimate of the risk embedded in the projections for each series of cash flows. A simultaneous 10% decline in the cash flow projections combined with a 100 basis point increase in the discount rates used would result in an additional pre-tax $7.3 million impairment to goodwill and an additional $0.9 million impairment to the MILES Program indefinite-lived intangible.

We selected market multiples to be used in the market approach based on companies that we considered to be comparable to DFS, with the assistance of a third party valuation firm. A 10% change in the market multiples used would impact the fair value of DFS by $0.2 million.

The achievement of the forecasted business plan and projections related to DFS is in part dependent on the success of the management plans described above. While management believes that the discount rates selected in its valuation model adequately capture this risk, if these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS goodwill and the MILES program indefinite-lived intangible asset, which had a carrying value of $33.1 million as of June 30, 2013.

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

Cross-Currency Interest Rate Swaps

From time to time, we enter into cross-currency interest rate swaps to protect against changes in cash flows attributable to changes in both the benchmark interest rate and foreign exchange rates on our foreign denominated borrowings. When applicable, we designate derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to the borrowings and also record the changes in fair value of the cross-currency swaps each period in unrealized foreign exchange gain (loss) in our consolidated statements of operations. Because these derivatives are designated as cash flow hedges, we record the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in the same period that the hedged transactions affect earnings.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within our consolidated balance sheet. An assessment is then made of the likelihood that the deferred tax assets will be realized from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We intend to reinvest our foreign earnings and a result, we do not provide a deferred tax liability on foreign earnings.

We account for uncertainty in income taxes pursuant to Financial Accounting Standards Board (the “FASB”) Accounting Codification Statement (“ASC”) 740, Income Taxes (“ASC 740”), (formerly FIN 48). We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	June 30,
	2011		2012		2013
	(Dollars in millions, except per share data)
Total revenues:
Consumer lending	$429.2	54.4%	$645.9	60.8%	$728.3	64.9%
Check cashing	144.1	18.3%	138.7	13.1%	128.0	11.4%
Pawn service fees and sales	48.0	6.1%	80.9	7.6%	81.9	7.3%
Money transfer fees	32.1	4.1%	38.4	3.6%	36.7	3.3%
Gold sales	46.5	5.9%	70.9	6.7%	63.3	5.6%
Other	88.5	11.2%	86.9	8.2%	84.1	7.5%

Total consolidated revenues	788.4	100.0%	1,061.7	100.0%	1,122.3	100.0%

Operating expenses:
Salaries and benefits	179.9	22.8%	221.4	20.8%	238.6	21.2%
Provision for loan losses	73.6	9.3%	131.5	12.4%	181.1	16.1%
Occupancy	51.0	6.5%	61.7	5.8%	68.9	6.1%
Purchased gold costs	31.0	3.9%	56.9	5.4%	51.2	4.6%
Advertising	27.1	3.5%	49.6	4.7%	62.9	5.6%
Depreciation	16.8	2.1%	22.1	2.1%	26.4	2.4%
Other	101.8	12.9%	131.2	12.3%	159.2	14.2%

Total operating expenses	481.2	61.0%	674.4	63.5%	788.3	70.2%

Operating margin	307.2	39.0%	387.3	36.5%	334.0	29.8%

Corporate expenses	104.1	13.2%	120.0	11.3%	109.4	9.8%
Other depreciation and amortization	14.6	1.8%	26.3	2.5%	24.7	2.2%
Interest expense, net	90.8	11.5%	102.8	9.7%	119.9	10.7%
Goodwill and other intangible asset impairment charge	—	—%	27.7	2.6%	36.4	3.1%
Unrealized foreign exchange (gain) loss	(47.0)	(5.9)%	11.5	1.1%	(1.2)	(0.1)%
Loss (gain) on derivatives not designated as hedges	39.3	5.0%	(2.9)	(0.3)%	—	—%
(Proceeds from) provision for litigation settlements	(3.7)	(0.5)%	4.1	0.4%	2.8	0.2%
Loss on store closings	0.9	0.1%	0.9	0.1%	1.1	0.1%
Other expense, net	5.8	0.8%	1.3	0.1%	12.7	1.3%

Income before income taxes	102.4	13.0%	95.6	9.0%	28.2	2.5%
Income tax provision	38.7	5.0%	43.8	4.1%	29.1	2.6%

Net income (loss)	63.7	8.0%	51.8	4.9%	(0.9)	(0.1)%
Less: Net loss attributable to non-controlling interests	(0.5)	(0.1)%	(0.6)	—%	(0.2)	—%

Net income (loss) attributable to DFC Global Corp.	$64.2	8.1%	$52.4	4.9%	$(0.7)	(0.1)%

Net income (loss) per share attributable to DFC Global Corp.:
Basic	$1.69		$1.20		$(0.02)
Diluted	$1.62		$1.16		$(0.02)

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

	Actual Average Exchange Rates Fiscal Year Ended June 30,
	2013	2012	2011
British Pound Sterling	1.5683	1.5839	1.5917
Canadian Dollar	0.9957	0.9968	0.9995
Swedish Krona	0.1517	0.1487	0.1570	(1)
Euro	1.2937	1.3384	1.4048	(1)
Polish Zloty	0.3118	0.3145	0.3441

(1)	FY 2011 reflects the average exchange rate from December 31, 2010, the date of the Sefina acquisition, to June 30, 2011

We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the United States; therefore, we do not incur significant economic gains or losses on foreign currency transactions with our subsidiaries. To the extent funds are transmitted between countries, we may be subject to realized foreign exchange gains or losses. To the extent liabilities are paid or assets are received in a currency other than the local currency, we would incur realized transactional foreign exchange gains or losses. Cash accounts are maintained in Europe and Canada in local currency, and as a result, there is little, if any diminution in value from the changes in currency rates. Therefore, cash balances are available on a local currency basis to fund the daily operations of the Europe-based and Canada-based business units.

Fiscal 2013 Compared to Fiscal 2012

Revenues

Total revenues for the year ended June 30, 2013 increased by $60.6 million, or 5.7%, as compared to the year ended June 30, 2012. The impact of new stores and acquisitions accounted for $46.8 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $7.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $21.0 million, or 2.0%. The increase was primarily the result of a $41.8 million increase in revenues for E-commerce, related to consumer lending, partially offset by an $11.5 million decrease in revenues for Europe Retail, primarily as a result of lower gold sales, and a $5.0 million decrease in DFS revenues.

Consolidated fees from consumer lending were $728.3 million for the year ended June 30, 2013 compared to $645.9 million for the year ended June 30, 2012, an increase of $82.4 million or 12.7%. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $72.5 million. Consumer lending revenues in Europe Retail, E-Commerce, Canada Retail and United States Retail increased by $15.8 million, $41.6 million, $11.9 million and $3.2 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions).

Consolidated check cashing revenue decreased $10.7 million, or 7.7%, for the year ended June 30, 2013 compared to the year ended June 30, 2012. The impact of new stores and acquisitions accounted for a $3.6 million increase, while the impact of foreign currency accounted for a decrease of $0.3 million. The remaining check cashing revenues were down $14.0 million, or 10.1%, for the year ended June 30, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 22.3% in Europe Retail, 6.7% in Canada Retail and 7.9% in United States Retail. There was an aggregate decline of 9.1% in the number of checks cashed for the year ended June 30, 2013 as compared to the year ended June 30, 2012.

Pawn service fees were $81.9 million for the year ended June 30, 2013, representing an increase of $1.0 million, or 1.2%, compared to the prior year period. The impact of new stores and acquisitions accounted for a $7.1 million increase, while the impact of foreign currency accounted for a decrease of $0.5 million. The remaining decrease of $5.6 million, or 6.9%, is primarily due to increased competition and a decline in the price of gold which resulted in lower auction and scrap margins on un-redeemed pledges during the year ended June 30, 2013.

For the year ended June 30, 2013, money transfer fees, gold sales and all other revenues decreased by $12.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $32.0 million, or 16.3%, for the year ended June 30, 2013 as compared to the year ended June 30, 2012. The decrease was primarily due to lower gold sales, decreased money transfer fees, decreased debit card fees in Canada and reduced DFS revenues, partially offset by increased currency exchange and collection fees revenues in Europe Retail.

Operating Expenses

Operating expenses were $788.3 million for the year ended June 30, 2013 compared to $674.4 million for the year ended June 30, 2012, an increase of $113.9 million or 16.9%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $47.1 million. The impact of foreign currency fluctuations accounted for a decrease of $5.5 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $72.3 million as compared to the year ended June 30, 2012. For the year ended June 30, 2013, total operating expenses increased to 70.2% of total revenue as compared to 63.5% of total revenue in the prior year. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 69.0%.

The consolidated loan loss provision, excluding a $7.1 million provision related to pawn loans, expressed as a percentage of gross consumer lending revenue, was 23.9% for the year ended June 30, 2013 compared to 20.4% for the year ended June 30, 2012. The consolidated loan loss provision for the year ended June 30, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation, a change in the use of continuous payment authority and a change in estimate to the loan loss provision for customers placed on installment payment plans. The impact of these changes was primarily recognized during the second half of the year ended June 30, 2013. The higher loan loss provision was also influenced by a changing mix of loan products and countries, including a greater mix of Internet-based loans in the United Kingdom, Scandinavia, Canada and Poland, which typically carry higher loan losses, but significantly lower fixed operating costs than our store based businesses in those countries. The $7.1 million increase in the loan loss provision related to pawn loans was the result of the significant decrease in gold prices during the fourth quarter of the fiscal year ended June 30, 2013.

Relative to our reportable segments, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in E-Commerce, Canada Retail and United States Retail increased by $69.5 million, $3.0 million and $0.5 million, respectively, and decreased by $1.1 million in Europe Retail. The increase in operating expenses in E-Commerce reflects the growth of the Internet business and its costs, an increase in the provision for loan losses primarily due to higher loan defaults in the United Kingdom noted above and the growth in consumer lending revenue. The increase in Canada Retail was primarily a result of an increase in the provision for loan losses. The decrease in Europe Retail reflects reduced purchased gold costs, as a result of lower gold sales, partially offset by an increase in the provision for loan losses primarily due to higher loan defaults in the United Kingdom.

Corporate Expenses

Corporate expenses were $109.4 million for the year ended June 30, 2013 compared to $120.0 million for the year ended June 30, 2012, or a decrease of $10.6 million, and a 160 basis points decrease as a percent of revenue. The decrease is primarily the result of a decrease in salaries and benefits costs, as a result of lower incentive-based expenses. This decrease was partially offset by increased franchise and other taxes and increased investment in our e-commerce and global infrastructure to support global store, product and platform expansion plans, as well our investment in our global business development activities.

Other Depreciation and Amortization

Other depreciation and amortization was $24.7 million for year ended June 30, 2013 compared to $26.3 million for the year ended June 30, 2012. The decrease of $1.6 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charges recorded during the year ended June 30, 2013.

Interest Expense

Interest expense, net was $119.9 million for the year ended June 30, 2013 compared to $102.8 million for the year ended June 30, 2012. The increase in interest expense, net, is primarily the result of interest expense on our 3.25% senior convertible notes issued in April 2012, as well as interest expense on our cross-currency swaps. Included in the interest expense for the year ended June 30, 2013 is approximately $25.7 million of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for our legacy cross currency interest rate swaps, the non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $22.6 million for the year ended June 30, 2012, representing an increase of approximately $3.1 million. The increase was primarily related to the non-cash interest on our convertible debt issued in April 2012, partially offset by our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $2.2 million non-cash interest charge for the year ended June 30, 2013 as compared to $6.5 million for the year ended June 30, 2012.

Goodwill and Other Intangible Assets Impairment Charge

We recognized a goodwill impairment charge of approximately $12.4 million during the year ended June 30, 2013, based on the estimated fair value and book value of our DFS business. Additionally, we recognized an impairment charge of $24.0 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. The non-cash impairment charge is the result of our current expectations for future growth and profitability for the DFS business being lower than our previous estimates. The calculation of fair value was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The decline in our estimates is primarily a result of the CFPB examination and the changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we could not fund a portion of the loan originations, which had been assumed in prior forecasts. Additionally, we recognized an impairment charge associated with the termination of our contract with the third-party lender that was funding a majority of the loans for our MILES program. In August 2013, we entered into a new agreement with a funding partner for loans under the MILES program, which we believe will provide more competitive financing alternatives to DFS’ service member customers.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange gain of $1.2 million for the year ended June 30, 2013 is due primarily to unrealized gains on payables denominated in non-functional foreign currencies on our foreign subsidiaries’ books.

The unrealized foreign exchange loss of $11.5 million for the year ended June 30, 2012 is due primarily to the unrealized foreign exchange losses associated with the mark-to-market of our $600.0 million in senior notes, partially offset by unrealized foreign exchange gains on intercompany debt. On April 27, 2012, we entered into new swap agreements to hedge the U.S Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. The new swaps eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the previous ineffective swap instruments, and lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity.

Loss (Gain) on Derivatives not Designated as Hedges

The mark to market gain on derivatives not designated as hedges was $2.9 million for the year ended June 30, 2012. Loss (gain) on derivatives not designated as hedges was related to the change in fair value and the net additional cash payments to the swap counter parties associated with our cross-currency interest rate swaps in Canada that are related to the legacy bank term loans that were repaid in December 2009. The change in fair value was related to both the changes in market interest rates and foreign exchange rates. On April 27, 2012, we retired all of our remaining legacy cross-currency interest rate swap agreements originally put in place to hedge the currency and interest rate fluctuations of its previously retired term bank loans, and entered into new swaps, which will not be recorded in the income statement, as long as they are determined to be effective.

Provision for Litigation Settlements

The provision for litigation settlements during the year ended June 30, 2013 was $2.8 million and primarily related to higher than expected claim submissions by eligible customers from litigation previously settled in California.

The provision for litigation settlements during the year ended June 30, 2012 was $4.1 million and primarily related to the provision for the settlement of litigation in California.

Other (Income) Expense

During the year ended June 30, 2013, we recorded net other expense of approximately $12.7 million. We incurred $8.5 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms. We also recorded $3.3 million of expenses related to the establishment of a restitution fund resulting from DFS’ consent order with the CFPB. Additionally, we incurred expenses for acquisition-related activities of $2.3 million and realized foreign exchange losses of $0.9 million, and other income items of $2.3 million.

During the year ended June 30, 2012, we recorded net other expenses of approximately $1.2 million, due to acquisition-related activities of $3.4 million and realized foreign exchange losses of $2.3 million, partially offset by other income items of $4.5 million.

Income Tax Provision

The provision for income taxes was $29.1 million for the year ended June 30, 2013 compared to a provision of $43.8 million for the year ended June 30, 2012. Our effective tax rate was 103.4% for the year ended June 30, 2013 and was 45.8% for the year ended June 30, 2012. The increase in the effective tax rate for the year ended June 30, 2013 as compared to the prior year was primarily a result of goodwill impairment for Dealers’ Financial Services LLC, and U.S. true-ups to deferred taxes. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses and a valuation allowance on U.S. and certain foreign deferred tax assets. At June 30, 2013, we maintained deferred tax assets of $150.9 million, which is offset by a valuation allowance of $114.0 million, which represents a decrease of $10.4 million in the net deferred tax asset during the year ended June 30, 2013. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

The $150.9 million in deferred tax assets consists of $74.7 million related to net operating losses and other temporary differences, $56.7 million related to foreign tax credits and $19.5 million in foreign deferred tax assets. At June 30, 2013, U.S. deferred tax assets related to net operating losses and other temporary differences were reduced by a valuation allowance of $112.2 million, which represents an increase of $27.5 million in the period. The federal net operating loss carry forward at June 30, 2013 was $73.0 million and at June 30, 2012 was $65.4 million, an increase of $7.6 million due to additional net operating loss generated in the year ended June 30, 2013. Our ability to utilize pre-fiscal 2007 net operating losses in a given year is limited to $9.0 million under Section 382 of the Internal Revenue Code because of changes of ownership resulting from our June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce our net operating losses or further limit our ability to utilize the net operating losses under the Internal Revenue Code. The state net operating loss carryforwards available to offset future state taxable incomes at June 30, 2013 were $605 million compared to $579 million at June 30, 2012, comprised mostly of New York State, Pennsylvania, and California. The deferred tax asset related to excess foreign tax credits remained unchanged. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million.

At June 30, 2012 and 2013 we had $16.1 million and $20.7 million, respectively, of unrecognized tax benefit reserves related to uncertain tax positions primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. The provision for unrecognized tax benefits including accrued interest is included in income taxes payable.

The tax years ending June 30, 2005 through 2013 remain open to examination by the taxing authorities in the United States, tax years ending June 30, 2009 through 2013 for the United Kingdom, tax years ending June 30, 2007 through 2013 for Canada, and tax years 2007 through 2013 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 through 2009, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the years ended June 30, 2006 through June 30, 2009. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the years ended June 30, 2010 and June 30, 2011. We believe our existing reserves for all tax matters, including the Canadian audits and assessments, are adequate.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Total revenues for the year ended June 30, 2012 increased by $273.3 million, or 34.7%, as compared to the year ended June 30, 2011. The impact of new stores and acquisitions accounted for $216.5 million of the revenue increase, while the impact of foreign currency accounted for a decrease of $7.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues increased by $63.9 million, or 8.1%. The increase was primarily the result of a $44.8 million increase in revenues for Europe Retail, related to consumer lending, pawn service fees and sales and gold sales, and a $36.8 million increase in E-Commerce revenues, partially offset by a $9.6 million decrease in DFS revenues and a $10.6 million decrease in Canada Retail revenues, primarily due to decreased check cashing revenues.

Consolidated fees from consumer lending were $645.9 million for the year ended June 30, 2012 compared to $429.2 million for the year earlier period, an increase of $216.7 million or 50.5%. The impact of new stores and acquisitions accounted for $158.1 million of the revenue increase, including our April 1, 2011 acquisition of MEM and our July 6, 2011 acquisition of Risicum (now known as DFC Nordic Oyj), while the impact of foreign currency accounted for a decrease of $4.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues increased by approximately $63.4 million. Consumer lending revenues in Europe Retail, E-commerce and United States Retail increased by $24.2 million, $37.3 million and $3.2 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions), while consumer lending revenues in Canada Retail decreased by $1.3 million.

Consolidated check cashing revenue decreased $5.4 million, or 3.7%, for the year ended June 30, 2012 compared to the prior year period. The impact of new stores and acquisitions accounted for an $11.6 million increase, while the impact of foreign currency accounted for a decrease of $0.2 million. The remaining check cashing revenues were down $16.8 million, or 11.6%, for the year ended June 30, 2012. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 15.9% in Europe Retail, 10.9% in Canada Retail and 10.0% in United States Retail. There was an aggregate decline of 10.8% in the number of checks cashed for the year ended June 30, 2012 as compared to the year ended June 30, 2011. Concurrently, our prepaid debit card revenues are increasing as we believe that more of our customers are switching to this medium in lieu of checks.

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

For the year ended June 30, 2012, money transfer fees, gold sales and all other revenues increased by $29.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues increased by $5.7 million, or 3.4%, for the year ended June 30, 2012 as compared to the prior year period. The increase was primarily due to higher gold sales in Europe Retail and United States Retail, and increased prepaid debit card fees in Canada Retail, partially offset by reduced DFS revenues.

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

Relative to our reportable segments, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe Retail, E-Commerce and United States Retail increased by $28.3 million, $21.4 million and $1.5 million, respectively, and decreased by $10.8 million in Canada Retail. The increase in operating expenses in Europe Retail reflects an increase in the provision for loan losses primarily due to the growth in consumer lending revenue, as well as the mix of lending products, increased salary and benefits costs, and an increase in costs related to the purchased gold product. The increase in operating expenses in E-Commerce reflects the growth of the Internet business and its costs, and an increase in the provision for loan losses primarily due to the growth in consumer lending revenue. The decrease in Canada Retail was primarily a result of decreased salary and benefits costs, a decrease in the provision for loan losses and a decrease in franchise and other taxes.

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

Goodwill and Other Intangible Assets Impairment Charge

We recorded a goodwill and other indefinite lived intangible asset impairment charge of approximately $27.7 million in the fourth quarter of the year ended June 30, 2012, based on the estimated fair value and book value of our DFS business. The decline in our estimates was primarily due to continuing significant lending constraints by our third party lender that originated these loans, low market interest rates stemming from the ongoing low cost of capital that attracted more aggressive competition and the ongoing troop deployments that were not anticipated.

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

Income Tax Provision

The provision for income taxes was $43.8 million for the year ended June 30, 2012 compared to a tax provision of $38.7 million for the year ended June 30, 2011. Our effective tax rate was 45.8% for the year ended June 30, 2012 and was 37.8% for the year ended June 30, 2011. The increase in the effective tax rate for the year ended June 30, 2012 as compared to the prior year was primarily a result of goodwill impairment for Dealers’ Financial Services LLC, the swap terminations in Canada, and U.S. true-ups to deferred taxes. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to foreign taxes, permanent differences, the impact of unrealized mark to market foreign exchange gains/losses, and a valuation allowance on U.S. and certain foreign deferred tax assets. At June 30, 2012, we maintained deferred tax assets of $132.0 million, which is offset by a valuation allowance of $84.7 million, which represents an increase of $14.6 million in the net deferred tax asset during the year ended June 30, 2012. The change for the period in our deferred tax assets and valuation allowances is more fully described in the paragraphs that follow.

We provided a valuation allowance against all of our U.S. deferred tax assets at June 30, 2012 and 2011 which amounted to $110.0 million and $100.5 million, respectively. The $110.0 million in deferred tax assets consists of $53.3 million related to net operating losses and the reversal of temporary differences, and $56.7 million related to excess foreign tax credits resulting from dividends or deemed dividends from the fiscal years ended 2007, 2008 and 2010. Because realization is not assured, we have not recorded the benefit of the deferred tax assets. The net operating loss carry forward available to offset future taxable income at June 30, 2012 was $65.4 million compared to $78.2 million at June 30, 2011. This decrease was the result of the utilization of a net operating loss carryforward for the year ended June 30, 2012. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. We have foreign tax credit carry forwards of approximately $56.7 million, which will begin to expire in 2017 if not utilized.

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

At June 30, 2012 and 2011, we had $16.1 million and $14.2 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate. We recognized interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, we had approximately $2.0 million of accrued interest related to uncertain tax positions which represents a $0.3 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

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

Review of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Fiscal 2013 compared to Fiscal 2012

	Year Ended June 30,		% Increase/ Decrease - Margin Change
	2012	2013
	(Dollars in millions)
Europe Retail revenues:
Consumer lending	$144.9	$171.2	18.2%
Check cashing	27.4	23.4	(14.5%)
Pawn service fees and sales	80.8	81.6	0.9%
Money transfer fees	10.9	10.9	0.1%
Gold sales	52.0	50.8	(2.3%)
Other	27.8	33.2	19.1%

Total Europe Retail revenues	$343.8	$371.1	7.9%
Operating margin	29.8%	24.2%	(5.6 pts. )
Canada Retail revenues:
Consumer lending	$176.6	$190.7	7.9%
Check cashing	74.3	70.5	(5.1%)
Pawn service fees and sales	0.1	0.3	242.0%
Money transfer fees	22.3	21.3	(4.7%)
Gold sales	13.8	9.5	(31.0%)
Other	34.2	30.6	(10.2%)

Total Canada Retail revenues	$321.3	$322.9	0.5%
Operating margin	50.8%	49.4%	(1.4 pts. )
United States Retail revenues:
Consumer lending	$64.7	$68.0	5.0%
Check cashing	37.0	34.1	(7.8%)
Money transfer fees	5.2	4.5	(12.5%)
Gold sales	5.1	3.0	(41.6%)
Other	12.7	12.9	2.3%

Total United States Retail revenues	$124.7	$122.5	(1.7%)
Operating margin	26.5%	24.7%	(1.8 pts. )
E-commerce revenues:
Consumer lending	$259.7	$298.4	14.9%
Other	0.1	0.3	95.3%

Total E-commerce revenues	$259.8	$298.7	15.0%
Operating margin	32.5%	18.7%	(13.8 pts. )
Other revenues:
Total Other revenues (included in other revenue)	12.1	7.1	(41.2%)
Operating margin	34.1%	-18.1%	(52.2 pts. )

Total revenue	$1,061.7	$1,122.3	5.7%

Operating margin	$387.3	$334.0	(13.8%)

Operating margin %	36.5%	29.8%	(6.7 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment operating margin:

	Year Ended June 30,
	Revenue		Operating Margin
	2012	2013	2012	2013
Europe Retail	32.4%	33.1%	26.4%	26.9%
Canada Retail	30.3%	28.8%	42.2%	47.7%
United States Retail	11.7%	10.9%	8.5%	9.1%
E-commerce	24.5%	26.6%	21.8%	16.7%
Other	1.1%	0.6%	1.1%	-0.4%

	100.0%	100.0%	100.0%	100.0%

Europe Retail

Total revenues in Europe Retail were $371.1 million for the year ended June 30, 2013, compared to $343.8 million for the year ended June 30, 2012, an increase of $27.3 million or 7.9%. The impact of new stores and acquisitions accounted for $42.3 million of this increase. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe Retail decreased by $11.5 million, or 3.4%. Consumer lending revenue was up by $15.8 million (on a constant currency basis and excluding new stores and acquisitions) for the year ended June 30, 2013, as compared to the year ended June 30, 2012. The growth in consumer lending revenue reflects the continued growth of the store-based business. Pawn service fees and sales decreased by $5.8 million (also on a constant currency basis and excluding new stores and acquisitions) for the year ended June 30, 2013, as compared to the year ended June 30, 2012. The decrease in pawn service fees and sales is primarily due to increased competition and a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the year ended June 30, 2013. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $15.4 million, primarily as a result of a decrease in gold sales, partially offset by increased currency exchange and collection fees revenues. Check cashing revenues in Europe Retail were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $6.1 million, or 22.3% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe Retail increased by $39.8 million, or 16.5%, from $241.5 million for the year ended June 30, 2012 to $281.3 million for the year ended June 30, 2013. On a constant currency basis and excluding new stores and acquisitions, Europe Retail operating expenses decreased by $1.1 million or 0.5%. The decrease is primarily the result of a decrease in purchased gold costs, as a result of lower gold sales, offset by an increase in the provision for loan losses.

There was an increase of 1.3 pts relating to the provision for loan losses, excluding a $7.1 million provision for pawn loans, as a percentage of consumer lending revenues. The $7.1 million increase in the loan loss provision related to pawn loans was the result of the significant decrease in gold prices during the fourth quarter of the fiscal year ended June 30, 2013. The loan loss provision for the year ended June 30, 2013 was impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation and the change in the application of continuous payment authority in the U.K.’s collection practices. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the year ended June 30, 2012 was 19.0%, while for the year ended June 30, 2013, the rate increased to 20.3%. On a constant currency basis, the operating margin percentage in Europe Retail decreased from 29.8% for the year ended June 30, 2012 to 24.3% for the year ended June 30, 2013 primarily due to the increase in the provision for loan losses noted above.

The pre-tax loss in Europe Retail was $2.2 million for the year ended June 30, 2013 compared to $23.0 million of pre-tax income for the prior year, a decrease of $25.2 million, and on a constant currency basis, the decrease was $24.8 million. Pre-tax income was negatively impacted by decreased operating margins of $11.4 million, increased interest expense of $17.4 million, as a result of increased intercompany interest expense, and $1.0 million of restructuring and other charges for employee severance and other costs related to the reorganiza-

tion of our business operations between global retail and internet platforms, partially offset by a decrease of $4.5 million in corporate expenses, primarily as a result of reduced incentive compensation.

Canada Retail

Total revenues in Canada Retail were $322.9 million for the year ended June 30, 2013, an increase of 0.5%, or $1.6 million, as compared to the year ended June 30, 2012. The impact of new stores and acquisitions accounted for $3.9 million of this increase. On a constant currency basis, total revenues in Canada Retail increased by $1.8 million, or 0.6%, for the year ended June 30, 2013, as compared to the year ended June 30, 2012. Consumer lending revenues in Canada Retail increased by $14.1 million, or 8.0% (on a constant currency basis), for the year ended June 30, 2013 as compared to the year ended June 30, 2012, related to the growth in our store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $8.7 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $3.7 million in Canada Retail due to decreases in the number of checks and total value of checks cashed, partially offset by an increase in the average fee per check (also on a constant currency basis).

Operating expenses in Canada Retail increased $5.5 million, or 3.5%, from $157.9 million for the year ended June 30, 2012 to $163.4 million for the year ended June 30, 2013. The impacts of changes in foreign currency rates resulted in a decrease of $0.2 million. The constant currency increase of approximately $5.7 million is primarily related to increased salaries and benefits costs, as well as an increase in the provision for loan losses, partially offset by decreases in purchased gold costs and advertising expenses. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, increased by 1.1 pts from 9.4% to 10.5%, as a result of higher initial returns and lower collections. On a constant currency basis, Canada Retail’s operating margin percentage decreased from 50.8% for the year ended June 30, 2012 to 49.4% for the year ended June 30, 2013. The decrease in this area is primarily the result of the increases in salaries and benefits costs and the provision for loan losses noted above.

Canada Retail pre-tax income was $43.3 million for the year ended June 30, 2013 compared to a pre-tax income of $36.4 million for the year ended June 30, 2012, an increase of $6.8 million. On a constant currency basis, pre-tax income was also $43.3 million. On a constant currency basis, the increase in pre-tax income from the prior year is primarily attributable to the year ended June 30, 2012 including an unrealized mark to market foreign exchange loss of $12.0 million related to our senior notes and a non-cash valuation gain of $2.9 million on the legacy cross currency interest rate swaps. Pre-tax income was negatively impacted by decreased operating margins of $3.8 million and $1.5 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms, partially offset by decreased corporate expenses of $3.4 million, primarily as a result of reduced incentive compensation.

United States Retail

Total United States revenues were $122.5 million for the year ended June 30, 2013 compared to $124.7 million for the year ended June 30, 2012, a decrease of $2.2 million, or 1.7%. From a product perspective, this decrease is primarily related to a decrease in check cashing fees of $2.9 million, due to decreases in the number of checks and the total value of checks cashed, partially offset by an increase in the average fee per check, decreased gold sales of $2.1 million and decreased money transfer fees of $0.7 million, partially offset by an increase of $3.2 million in consumer lending revenues and increased debit card fees revenue.

Operating margins in the United States were 24.7% for the year ended June 30, 2013, compared to 26.5% for the prior year period. This decrease was primarily the result of an increase in the provision for loan losses, due to higher initial returns and lower collections.

United States pre-tax profit was $10.3 million for the year ended June 30, 2013 compared to $12.7 million for the prior year. The decrease was primarily the result of a $2.8 million decrease in operating margin.

E-commerce

Total E-commerce revenues were $298.7 million for the year ended June 30, 2013, compared to $259.8 million for the year ended June 30, 2012, an increase of $38.9 million or 15.0%. On a constant currency basis, year-over-year revenues in E-commerce increased by $41.8 million, or 16.1%. The growth in consumer lending revenue primarily reflects the growth of the Internet lending business in the United Kingdom.

Operating expenses in E-commerce increased by $67.5 million, or 38.5%, from $175.4 million for the year ended June 30, 2012 to $242.9 million for the year ended June 30, 2013. On a constant currency basis and excluding new markets and acquisitions, E-commerce operating expenses increased by $69.5 million or 39.6%. There was an increase of 6.1 pts relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the year ended June 30, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the recently implemented three loan rollover limitation and a change in estimate to the loan loss provision for customers placed on installment payment plans. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the year ended June 30, 2012 was 30.3%, while for the year ended June 30, 2013, the rate increased to 36.4%. On a constant currency basis, the operating margin percentage in E-commerce decreased from 32.5% for the year ended June 30, 2012 to 18.6% for the year ended June 30, 2013 primarily due to the increase in the provision for loan losses noted above, as well as increased franchise and other taxes and professional fees. Additionally, the increase in operating expenses in E-commerce reflects the growth of the Internet business and its related costs, such as advertising, and increased salary and benefits costs.

The pre-tax income in E-commerce was $30.6 million for the year ended June 30, 2013 compared to $71.1 million of pre-tax income for the prior year, a decrease of $40.5 million – on a constant currency basis, the decrease was $40.4 million. Pre-tax income was negatively impacted by decreased operating margins of $28.2 million, increased corporate expenses of $12.2 million, and $2.0 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms, partially offset by increased interest income of $2.7 million.

Other

Included in Other are DFS revenues of $7.1 million for the year ended June 30, 2013, compared to $12.1 million for the year ended June 30, 2012, a decrease of $5.0 million, or 41.2%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options, as well as less competitive lending criteria from the former third party lender that funded a majority of the loans for our Military Installment Loan and Education Services, or MILES ®, program.

During the three months ended September 30, 2012, we performed an interim impairment review of our goodwill, indefinite-lived intangible asset and certain other intangible assets related to our DFS business. We determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination of our contract with the third-party lender that funded a majority of the loans for our MILES ® program. We recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract, for the three months ended September 30, 2012, as a result of the interim impairment review.

During the fiscal third quarter ended March 31, 2013, we identified interim impairment indicators at its DFS reporting unit and performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination of the CFPB during the fiscal year ended June 30, 2013, which delayed our negotiations with potential lending partners, and other possible funding arrangements, to replace the third-party lender that funded a majority of the MILES program loans. We believe these alternatives will more competitively underwrite future MILES program loans. On June 27, 2013, DFS received a purported termination notice from the bank funding the MILES loans after DFS and the third-party lender each agreed separately to consent orders with the CFPB, without admitting or denying any of the facts or conclusions of the CFPB review. After restarting the discussions with various potential lending partners during the fourth quarter of fiscal 2013, in August 2013, DFS and a new third-party lender entered into a contract whereby the lender agreed to fund MILES program loans on terms we believe will provide more competitive financing alternatives to DFS’ service member customers.

During our fiscal third quarter ended March 31, 2013, we revised our forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, we concluded that due to changes in our capital allocation strategy, we would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in us concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

More specifically, as a result of the CFPB’s examination of DFS, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers.

We recognized a goodwill impairment charge of approximately $12.4 million during the year ended June 30, 2013. Additionally, we recognized an impairment charge of $24.0 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

The achievement of the forecasted business plan and projections related to DFS is in part dependent on the success of the management plans described above. While management believes that the discount rates selected in its valuation model adequately capture this risk, if these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS goodwill and the MILES program indefinite-lived intangible asset, which had a carrying value of $33.1 million as of June 30, 2013.

Additionally, we incurred $4.0 million of restructuring and other charges during the year ended June 30, 2013 included in Other for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms, as well as $3.3 million of expenses related to regulatory activity.

Fiscal 2012 compared to Fiscal 2011

	Year Ended June 30,		% Increase/ Decrease Margin Change
	2011	2012
	(Dollars in millions)
Europe Retail revenues:
Consumer lending	$110.9	$144.9	30.6%
Check cashing	29.6	27.4	(7.4%)
Pawn service fees and sales	48.0	80.8	68.4%
Money transfer fees	8.1	10.9	34.2%
Gold sales	29.3	52.0	77.6%
Other	21.5	27.8	29.6%

Total Europe Retail revenues	$247.4	$343.8	39.0%
Operating margin	33.7%	29.8%	(3.9 pts. )
Canada Retail revenues:
Consumer lending	$169.9	$176.6	3.9%
Check cashing	73.4	74.3	1.2%
Pawn service fees and sales	—	0.1	n/m
Money transfer fees	19.2	22.3	16.1%
Gold sales	14.7	13.8	-6.1%
Other	32.6	34.2	4.9%

Total Canada Retail revenues	$309.8	$321.3	3.7%
Operating margin	49.7%	50.8%	1.1 pts.
United States Retail revenues:
Consumer lending	$61.6	$64.7	5.0%
Check cashing	41.1	37.0	(10.0%)
Money transfer fees	4.8	5.2	8.3%
Gold sales	2.5	5.1	104.0%
Other	12.2	12.7	4.1%

Total United States Retail revenues	$122.2	$124.7	2.0%
Operating margin	26.4%	26.5%	0.1 pts.
E-commerce revenues:
Consumer lending	$86.8	$259.7	199.2%
Other	0.5	0.1	-80.0%

Total E-commerce revenues	$87.3	$259.8	197.6%
Operating margin	29.6%	32.5%	2.9 pts.
Other revenues:
Total Other revenues (included in other revenue)	21.7	12.1	-44.2%
Operating margin	53.9%	34.1%	(19.8 pts. )

Total revenue	$788.4	$1,061.7	34.7%

Operating margin	$307.2	$387.3	26.1%

Operating margin %	39.0%	36.5%	(2.5 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s pre-tax income as a percentage of total segment operating margin:

	Year Ended June 30,
	Revenue		Operating Margin
	2011	2012	2011	2012
Europe Retail	31.4%	32.4%	27.2%	26.4%
Canada Retail	39.3%	30.3%	50.1%	42.2%
United States Retail	15.5%	11.7%	10.5%	8.5%
E-commerce	11.1%	24.5%	8.4%	21.8%
Other	2.7%	1.1%	3.8%	1.1%

	100.0%	100.0%	100.0%	100.0%

Europe Retail

Total revenues in Europe Retail were $343.8 million for the year ended June 30, 2012, compared to $247.4 million for the year earlier period, an increase of $96.4 million, or 39.0%. The Sefina acquisition contributed $19.4 million of the revenue increase for the year ended June 30, 2012. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe Retail increased by $44.8 million, or 18.1%. Consumer lending and pawn service fees were up by $24.2 million and $11.6 million, respectively. The growth in consumer lending revenue reflected the continued strong performance of the store-based business in the United Kingdom. The growth in pawn service fees is primarily due to management’s increased emphasis on promoting and growing our pawn business in Europe. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) increased by $13.7 million, primarily as a result of increases in gold sales and money transfer fees. Check cashing revenues in Europe Retail were impacted by the economic downturn and the gradual migration away from paper checks to debit cards, and decreased by approximately $4.7 million, or 15.9% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe Retail increased by $77.5 million, or 47.3%, from $164.0 million for the year ended June 30, 2011 to $241.5 million for the year ended June 30, 2012. On a constant currency basis and excluding new stores and acquisitions, Europe Retail operating expenses increased by $28.3 million, or 17.2%. There was an increase of 5.0 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the mix of lending products. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the year ended June 30, 2011 was 14.0% while for the year ended June 30, 2012, the rate increased to 19.0%. On a constant currency basis, the operating margin percentage in Europe Retail decreased from 33.7% for the year ended June 30, 2011 to 29.6% for the year ended June 30, 2012 primarily due to the increase in the provision for loan losses noted above, as well as decreased margins on gold sales.

The pre-tax income in Europe Retail was $23.0 million for the year ended June 30, 2012 compared to $30.4 million for the prior year, a decrease of $7.4 million — on a constant currency basis, the decrease was also $7.4 million. Increased interest expense of $17.2 million and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $18.0 million, were partially offset by increased operating margins of $19.5 million, increased unrealized foreign exchange gains of $2.5 million and reduced acquisition costs of $4.4 million.

Canada Retail

Total revenues in Canada Retail were $321.3 million for the year ended June 30, 2012, an increase of 3.7%, or $11.5 million, as compared to the year ended June 30, 2011. The impact of new stores and acquisitions accounted for $22.8 million of this increase. On a constant currency basis, total revenues in Canada Retail increased by $12.2 million, or 3.9%, for the year ended June 30, 2012, as compared to the prior year. Consumer lending revenues in Canada Retail increased by $7.1 million, or 4.2% (on a constant currency basis), for the year ended June 30, 2012 as compared to the prior year, primarily related to the acquisition of franchisee stores. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) increased by $4.0 million (on a constant currency basis) as a result of increased money transfer fees and debit card fees, partially offset by reduced franchisee fees. Check cashing revenues increased $1.0 million in Canada Retail due to an increase in the average fee per check, partially offset by a decrease in the number of checks cashed (also on a constant currency basis).

Operating expenses in Canada Retail increased $2.1 million, or 1.3%, from $155.9 million for the year ended June 30, 2011 to $157.9 million for the year ended June 30, 2012. The impacts of changes in foreign currency rates resulted in a decrease of $0.3 million. The constant currency increase of approximately $2.4 million is primarily related to costs associated with the acquired franchisee stores. On a constant currency basis, provision for loan losses, as a percentage of loan revenues, decreased by 2.1 pts from 11.5% to 9.4%. On a constant currency basis, Canada Retail’s operating margin percentage increased from 49.7% for the year ended June 30, 2011 to 50.9% for the year ended June 30, 2012. The increase in this area is primarily the result of the decrease in the provision for loan losses noted above, as well as reduced salaries and benefits costs as a percentage of revenue.

Canada Retail’s pre-tax income was $36.4 million for the year ended June 30, 2012 compared to pre-tax income of $60.0 million for the prior year, a decrease of $23.6 million. On a constant currency basis, pre-tax income was $37.2 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to the positive impacts of increased operating margins of $9.8 million, and a non-cash valuation gain of $41.4 million on the legacy cross currency interest rate swaps, which were offset by an unrealized mark to market foreign exchange loss of $62.3 million related to our senior notes, reduced proceeds from litigation settlements of $4.0 million, increased interest expense of $3.6 million and increased corporate expenses of $1.9 million.

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

United States Retail pre-tax profit was $12.7 million for the year ended June 30, 2012 compared to $10.8 million for the prior year. The increase was primarily the result of a $5.5 million decrease in corporate expenses, partially offset by a $3.9 million provision for litigation settlements.

E-commerce

Total E-commerce revenues were $259.8 million for the year ended June 30, 2012, compared to $87.3 million for the year earlier period, an increase of $172.5 million, or 197.6%. The MEM and Risicum acquisitions contributed $137.5 million of the revenue increase for the year ended June 30, 2012. On a constant currency basis and excluding the impact of acquisitions, year-over-year revenues in E-Commerce increased by $36.8 million, or 42.2%. The growth in consumer lending revenue primarily reflects the growth of the Internet lending business in the U.K.

Operating expenses in E-commerce increased by $114.0 million, or 185.5%, from $61.4 million for the year ended June 30, 2011 to $175.4 million for the year ended June 30, 2012. On a constant currency basis and excluding acquisitions, E-Commerce operating expenses increased by $21.4 million or 34.7%. There was a decrease of 5.6 pts relating to the provision for loan losses as a percentage of consumer lending revenues primarily due to the lower loss rates experienced by MEM and Risicum. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the year ended June 30, 2011 was 35.9% while for the year ended June 30, 2012, the rate increased to 30.3%. On a constant currency basis, the operating margin percentage in E-Commerce increased from 29.6% for the year ended June 30, 2011 to 32.5% for the year ended

June 30, 2012 primarily due to the decrease in the provision for loan losses noted above, as well as decreased advertising costs, partially offset by a percentage increase in salaries and benefits costs.

The pre-tax income in E-Commerce was $71.1 million for the year ended June 30, 2012 compared to $22.7 million for the prior year, an increase of $48.4 million — on a constant currency basis, the increase was $49.1 million. Increased operating margins of $59.4 million were partially offset by increased amortization expense of $9.3 million, and increased infrastructure costs to support future expansion resulting in increased net corporate expenses of $1.4 million.

Other

Included in Other are DFS revenues of $12.1 million for the year ended June 30, 2012, compared to $21.6 million for the year ended June 30, 2011, a decrease of $9.5 million, or 44.2%. Revenue for the DFS business unit was unfavorably impacted by the continued high troop deployment to Afghanistan and other countries, and the influx of competition that re-entered the auto loan market with aggressive pricing options.

We recorded a goodwill and other indefinite-lived intangible asset impairment charge of approximately $27.7 million in the fourth quarter of the year ended June 30, 2012, based on the estimated fair value and book value of our DFS business. The non-cash charge resulted from our expectations for future growth and profitability for the DFS business being lower than our previous estimates.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the fiscal year ended June 30, 2013, cash and cash equivalents decreased $27.8 million, which is net of a $0.6 million decrease as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of our Europe-based and Canada-based business units.

Consumer loans, net increased by $3.6 million to $190.2 million at June 30, 2013 from $186.6 million at June 30, 2012. Consumer loans, gross increased by $23.5 million and the related allowance for loan losses increased by $19.9 million. A significant factor for the increase in consolidated consumer loans balances is related to an increase in loans in E-commerce, as well as an increase in loans in the United Kingdom store-based business. On a segment basis, Europe Retail realized an increase in its consumer loans, gross balances of $8.4 million. On a constant currency basis, the consumer loans, gross balances in Europe Retail increased by $9.9 million. As noted, the increase in the Europe Retail consumer loans balances was primarily due to an increase in loans in the United Kingdom store-based business. The Canada Retail segment showed an increase in its consumer loans, gross balances of $1.5 million. On a constant currency basis, the Canada Retail segment had an increase in consumer loans, gross balances of $2.7 million. The United States Retail segment had an increase of $2.8 million in its consumer loans, gross balances. The E-commerce segment had an increase of $10.8 million in its consumer loans, gross balances. On a constant currency basis, the consumer loans, gross balances in E-commerce increased by $12.9 million, primarily due to an increase in loans in the United Kingdom Internet business.

On a constant currency basis, the allowance for loan losses increased by $20.8 million and increased as a percentage of the outstanding principal balance to 17.3% at June 30, 2013 from 9.6% at June 30, 2012. The following factors impacted this area:

•

On a constant currency basis, the ratio of the allowance for loan losses in E-commerce as a percentage of consumer loans outstanding increased from 10.8% at June 30, 2012 to 28.8% at June 30, 2013, primarily as a result of higher loss rates applied to loans in the United Kingdom internet business. The allowance for loan losses was significantly impacted by higher loan default rates and the growth in loans on payment plans, resulting from the recently implemented three loan rollover limitation.

•

On a constant currency basis, Europe Retail’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has decreased from 15.9% at June 30, 2012 to 15.2% at June 30, 2013, primarily as a result of lower loss rates applied to loans in the United Kingdom store-based business. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	On a constant currency basis, the ratio of allowance for loan losses in Canada Retail as a percentage of consumer loans outstanding increased from 2.0% at June 30, 2012 to 2.2% at June 30, 2013.

•	The ratio of the allowance for loan losses related to the United States unsecured short-term consumer loans decreased from 1.8% at June 30, 2012 to 1.6% at March 31, 2013.

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

Net cash provided by operating activities was $111.7 million in fiscal 2011, $275.7 million in fiscal 2012 and $264.7 million in fiscal 2013. The decrease in net cash provided by operations in 2013 compared to 2012 was primarily the result of the increased interest payments, as well as a legal settlement fund payment.

Net cash used in investing activities was $415.5 million in fiscal 2011, $303.3 million in fiscal 2012 and $245.0 million in fiscal 2013. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2013 compared to 2012 was primarily the result of the Risicum acquisition in July 2011 and reduced capital expenditures, partially offset by the growth in our consumer lending and pawn lending portfolios.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. For fiscal 2011, we made capital expenditures of $41.4 million and acquisitions of $279.3 million, compared to capital expenditures of $56.7 million and acquisitions of $87.1 million in fiscal 2012. During fiscal 2013, we made capital expenditures of $43.1 million and acquisitions of $43.3 million. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $40.0 million during our fiscal year ending June 30, 2014. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash provided by (used in) financing activities was $184.5 million in fiscal 2011, $72.3 million in fiscal 2012 and $(46.9) million in fiscal 2013. The cash provided by financing activities during fiscal 2011 was primarily a result of $130.2 million of net cash proceeds from our April 2011 public offering of our common stock, as well as $66.0 million in borrowings under our new global revolving credit facility, in part offset by the payment of debt issuance costs of $5.0 million and contingent consideration and acquisition installment payments of $9.9 million.

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

The cash used in financing activities during fiscal 2013 was primarily the result of share repurchases of $54.4 million, the repurchase of $8.6 million of our Convertible Notes due 2027, and a $3.9 million contingent consideration payment, partially offset by $18.9 million in borrowings under our revolving credit facilities.

Senior Secured Credit Facility    We have a senior secured credit facility with a syndicate of lenders, for which the administrative agent is Wells Fargo Bank, National Association. The facility consists of a $235.0 million global revolving credit facility, with the potential to further increase our available borrowings under the facility to $250.0 million. Availability under the global revolving credit facility is based on a borrowing base comprised of cash and consumer loan receivables in our U.S., Canadian and U.K.-based retail operations, and our U.K. retail store-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.

Borrowings under the global revolving credit facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the global revolving credit facility is derived from a pricing grid primarily based on our consolidated leverage ratio, which as of June 30, 2013 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which is the greater of the prime rate and the federal funds rate plus  1/2 of 1% plus 300 basis points (6.25% at June 30, 2013). The global revolving credit facility matures on March 1, 2015.

On each of December 23, 2011 and December 31, 2012, we entered into amendments to the senior secured credit agreement governing our global revolving credit facility, which increased our flexibility with respect to business operations, transactions and reporting. On June 25, 2013, we entered into a third amendment to the senior secured credit agreement governing our global revolving credit facility. The amendment amends certain financial and operating covenants in order to provide additional flexibility to us. The amendment also adds a new liquidity covenant, and prohibits the payment of cash dividends.

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

As of June 30, 2013, there was $50.0 million outstanding under the global revolving credit facility.

The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of June 30, 2013, we were in compliance with all such covenants. We believe that we will continue to meet the covenants under our senior secured credit agreement through June 30, 2014. Our ability to continue to meet those covenants will depend largely on our fiscal year 2014 performance. If we were to breach the covenants under the senior secured credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. This acceleration of debt, if not paid by us, would trigger defaults under, and possibly cause the acceleration of obligations under the senior and convertible notes issued or guaranteed by the Company (described below).

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

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 4.0 million (approximately $5.2 million) was outstanding as of June 30, 2013, and a term loan facility of EUR 8.0 million ($10.4 million), all of which was outstanding as of June 30, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.67% at June 30, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.22% at June 30, 2013). The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $35.6 million), all of which was drawn at June 30, 2013, and a revolving credit facility of SEK 125 million (approximately $18.6 million at June 30, 2013), of which SEK 25.0 million (approximately $3.7 million) was outstanding as of June 30, 2013. The Swedish term loan is due June 2016 and carries an interest rate of the three month Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (4.24% at June 30, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (3.24% at June 30, 2013). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

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

As a result of these repurchase transactions and the privately negotiated exchange transactions, $36.2 million and $120.0 million aggregate principal amount of 2027 notes and 2028 notes, respectively, remains outstanding as of June 30, 2013.

Other Debt    Other debt consists of $8.1 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.8 million revolving loan and a $5.3 million term loan, all of which matures in August 2013.

Long-Term Debt    On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

As of June 30, 2013, our long-term debt consisted of the following: (i) $597.9 million of 10.375% senior notes due 2016 (the “2016 notes”), issued by our Canadian subsidiary, National Money Mart Company: (ii) $36.2 million of our 2.875% convertible notes due 2027 (the “2027 notes”); (iii) $105.0 million of our 3.00% convertible notes due 2028 (the “2028 notes”); (iv) $189.9 million of our 3.25% convertible notes due 2017 (the “2017 notes”); and (v) $46.0 million of borrowings under Sefina’s term loans.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of June 30, 2013, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years
Revolving credit facilities	$58.9	$58.9	$—	$—		$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0		—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	(1)	—
2.875% Senior Convertible Notes due 2027	36.2	—	—	—		36.2
3.0% Senior Convertible Notes due 2028	120.0	—	—	—		120.0	(2)
Scandinavian credit facilities	46.0	—	46.0	—		—
Other Notes Payable	8.1	8.1	—	—		—
Obligations under Litigation Settlement Agreements Payable in Cash	13.3	10.8	2.5	—		—
Operating lease obligations (3)	283.5	60.6	98.4	63.4		61.1

Total contractual cash obligations	$1,396.0	$138.4	$146.9	$893.4		$217.3

(1)	Holders have the right to require us to purchase all or a portion of the 2017 notes on October 15, 2016 for a purchase price payable in cash equal to 100% of the principal amount outstanding.

(2)	Holders have the right to require us to purchase all or a portion of the 2016 notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.

(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

We believe that, based on current and expected levels of operations, cash flows from operations and borrowings available under our credit facilities will allow us to fund our short-term liquidity and capital expenditure requirements for the foreseeable future, build de novo stores and effectuate various acquisitions and service our obligations, other than potentially certain principal payments on our indebtedness. This belief is based upon our historical growth rate and the anticipated benefits we expect from operating efficiencies. We also expect operating expenses to increase, although the rate of increase is expected to be less than the rate of revenue growth for existing stores. Furthermore, we do not believe that additional acquisitions or expansion are necessary to cover our short-term fixed expenses. We expect to meet our long-term liquidity requirements, including our scheduled debt maturities, through cash from operations, borrowings under our credit facilities, refinancing our secured and unsecured indebtedness and potentially from the issuance of equity securities.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The amendments in this update permit the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using differ-

ent benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not anticipate that the adoption of ASU 2013-10 will have a material effect on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Specifically, this update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-11 will have a material effect on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally

In the operations of our subsidiaries and the reporting of our consolidated financial results, we are affected by changes in interest rates, currency translation exchange rates and gold prices. The principal risks of loss arising from adverse changes in market rates and prices to which we and our subsidiaries are exposed relate to:

•	interest rates on revolving credit facilities;

•	foreign exchange rates generating translation gains and losses; and,

•	commodity prices, specifically gold.

We and our subsidiaries have no market risk sensitive instruments entered into for trading purposes, as defined by U.S. generally accepted accounting principles or GAAP. Information contained in this section relates only to instruments entered into for purposes other than trading.

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $92.9 million and $113.1 million at June 30, 2012 and 2013, respectively. If prevailing interest rates (e.g., LIBOR) were to increase by 100 basis points over the rates at June 30, 2012 and 2013, and the variable rate borrowings remained constant, our interest expense would increase by $0.9 million and $1.1 million, respectively.

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

Hypothetically, a 10% change in the USD/CAD exchange rate would have affected pre-tax income by $4.3 million for the fiscal year ended June 30, 2013.

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

We also are exposed to U.K. foreign currency risk due to our operations in the United Kingdom, as our net earnings of those operations are translated to US currency at the average exchange rate for the reporting period. Changes in exchange rates impact the US equivalent amounts reported in our financial statements.

Hypothetically, a 10% change in the USD/GBP exchange rate would have affected pre-tax income by $2.2 million for the fiscal year ended June 30, 2013.

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

Fair Value of Fixed Interest Rate Debt Instruments

We currently hold a number of fixed debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operations because they are held at historical cost. Generally, for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of June 30, 2012 and June 30, 2013, the estimated fair value of our fixed rate debt instruments, based on the amounts outstanding as of June 30, 2013, are as follows ($ in millions):

	June 30, 2012	June 30, 2013
$600.0 aggregate principal amount of 10.375% Senior Notes	$661.5	$636.0
$36.2 aggregate principal amount of 2.875% Senior Convertible Notes	37.7	35.6
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	138.0	123.6
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	247.5	225.8

	$1,084.7	$1,021.0

Cross-Currency Interest Rate Swaps

Prior to our refinancing activities in December 2009, our foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, we had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, we discontinued hedge accounting prospectively on our outstanding cross currency swaps. We continue to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and are subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At June 30, 2013, the balance in accumulated other comprehensive income was fully amortized.

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

On April 27, 2012, we entered into new swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the new swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements. The aggregate fair market value of the cross-currency interest rate swaps at June 30, 2013 is an asset of $31.2 million, and is included in fair value of derivatives on the balance sheet.

Commodity Price Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2013, our subsidiary in the United Kingdom had four outstanding gold collars with a notional amount of 4,750 ounces of gold bullion.

Our earnings and financial position are affected by changes in gold values and the resulting impact on our pawn lending loan book. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. However, if the price of gold decreases below the rate at which we have lent cash in exchange for gold, our financial position and results of operations may be adversely affected. We may be unable to fully recover the value of the related principal and interest on gold which is now, or could be in the future, identified for liquidation as refined gold. Additionally, the amount of future pawn loans may be reduced by the lower value of gold collateral able to be offered by our customers.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP, our independent registered public accounting firm, which audited our financial statements included in this report, has audited the effectiveness of our internal control over financial reporting as of June 30, 2013. Their report is included herein.

In May 2013, the Company completed the acquisition of Express Credit Amanet S.R.L. (Express Credit) and as a result, assets acquired and liabilities assumed in the acquisition have been included in the Company’s consolidated balance sheet at June 30, 2013. Express Credit’s total assets represented 1.1% of the Company’s consolidated total assets at June 30, 2013. Express Credit’s net income of $0.1 million for the period from acquisition to June 30, 2013 was included in the Company’s consolidated statement of operations for the year ended June 30, 2013. In accordance with SEC rules, management excluded Express Credit from its evaluation of internal controls over financial reporting due to the timing of its acquisition by the Company.

/s/ Jeffrey A. Weiss	/s/ Randy Underwood
Jeffrey A. Weiss	Randy Underwood
Chief Executive Officer August 29, 2013	Executive Vice President and Chief Financial Officer
August 29, 2013

/s/ William M. Athas
William M. Athas
Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller
August 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DFC Global Corp.

We have audited DFC Global Corp.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). DFC Global Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Express Credit Amanet S.R.L. (Express Credit) which is included in the fiscal year 2013 consolidated financial statements of DFC Global Corp. and constituted 1.1% of DFC Global Corp.’s consolidated total assets at June 30, 2013, and contributed net income of $0.1 million for the year then ended. Our audit of internal control over financial reporting of DFC Global Corp. also did not include an evaluation of internal control over financial reporting of Express Credit.

In our opinion, DFC Global Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DFC Global Corp. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of DFC Global Corp. and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

August 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DFC Global Corp.

We have audited the accompanying consolidated balance sheets of DFC Global Corp. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DFC Global Corp. at June 30, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DFC Global Corp.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, Pennsylvania

August 29, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DFC GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2012	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$224.0	$196.2
Consumer loans, net:
Consumer loans	206.4	229.9
Less: Allowance for consumer loan losses	(19.8)	(39.7)

Consumer loans, net	186.6	190.2
Pawn loans, net of an allowance of $0 and $6.5	153.9	154.4
Loans in default, net of an allowance of $55.9 and $69.6	29.6	31.2
Other receivables	34.0	30.2
Prepaid expenses and other current assets	49.8	56.6
Current deferred tax asset	0.2	4.9

Total current assets	678.1	663.7
Fair value of derivatives	—	31.2
Deferred tax asset	4.9	—
Property and equipment, net of accumulated depreciation of $165.7 and $185.7	120.6	122.8
Goodwill and other intangibles	902.8	866.4
Debt issuance costs, net of accumulated amortization of $12.6 and $14.8	22.2	16.6
Other	21.0	21.0

Total Assets	$1,749.6	$1,721.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52.1	$52.7
Income taxes payable	15.7	17.7
Accrued expenses and other liabilities	99.9	93.2
Debt due within one year	73.7	67.0

Total current liabilities	241.4	230.6
Fair value of derivatives	11.2	—
Long-term deferred tax liability	45.4	49.8
Long-term debt	938.9	975.0
Other non-current liabilities	52.5	35.6
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 43,243,445 shares and 40,112,266 shares issued and outstanding at June 30, 2012 and 2013, respectively	—	—
Additional paid-in capital	491.5	447.3
Accumulated deficit	(0.8)	(1.5)
Accumulated other comprehensive loss	(29.4)	(15.1)

Total DFC Global Corp. stockholders’ equity	461.3	430.7
Non-controlling interest	(1.1)	—

Total stockholders’ equity	460.2	430.7

Total Liabilities and Stockholders’ Equity	$1,749.6	$1,721.7

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Year Ended June 30,
	2011	2012	2013
Revenues:
Consumer lending	$429.2	$645.9	$728.3
Check cashing	144.1	138.7	128.0
Pawn service fees and sales	48.0	80.9	81.9
Money transfer fees	32.1	38.4	36.7
Gold sales	46.5	70.9	63.3
Other	88.5	86.9	84.1

Total revenues	788.4	1,061.7	1,122.3

Operating expenses:
Salaries and benefits	179.9	221.4	238.6
Provision for loan losses	73.6	131.5	181.1
Occupancy	51.0	61.7	68.9
Purchased gold costs	31.0	56.9	51.2
Advertising	27.1	49.6	62.9
Depreciation	16.8	22.1	26.4
Maintenance and repairs	14.5	16.7	18.1
Bank charges and armored carrier service	16.6	21.2	23.0
Returned checks, net and cash shortages	7.7	8.9	9.6
Other	63.0	84.4	108.5

Total operating expenses	481.2	674.4	788.3

Operating margin	307.2	387.3	334.0

Corporate and other expenses:
Corporate expenses	104.1	120.0	109.4
Other depreciation and amortization	14.6	26.3	24.7
Interest expense, net	90.8	102.8	119.9
Goodwill and other intangible assets impairment charge	—	27.7	36.4
Unrealized foreign exchange (gain) loss	(47.0)	11.5	(1.2)
Loss (gain) on derivatives not designated as hedges	39.3	(2.9)	—
(Proceeds from) provision for litigation settlements	(3.7)	4.1	2.8
Loss on store closings	0.9	0.9	1.1
Other expense, net	5.8	1.3	12.7

Income before income taxes	102.4	95.6	28.2
Income tax provision	38.7	43.8	29.1

Net income (loss)	$63.7	$51.8	$(0.9)
Less: Net loss attributable to non-controlling interests	(0.5)	(0.6)	(0.2)

Net income (loss) attributable to DFC Global Corp.	$64.2	$52.4	$(0.7)

Net income (loss) per share attributable to DFC Global Corp.:
Basic	$1.69	$1.20	$(0.02)
Diluted	$1.62	$1.16	$(0.02)
Weighted average shares outstanding:
Basic	38,005,387	43,827,333	42,290,985
Diluted	39,758,551	45,232,243	42,290,985

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended June 30,
	2011	2012	2013
Net income (loss)	$63.7	$51.8	$(0.9)
Other comprehensive income (loss):
Foreign currency translation adjustment(1)	(0.1)	(17.2)	(1.7)
Fair value adjustments for derivatives, net(2)	—	(24.4)	14.4
Amortization of accumulated other comprehensive income related to dedesignated cash flow hedges (3)	4.9	4.7	1.6

Other comprehensive income (loss)	4.8	(36.9)	14.3

Comprehensive income	68.5	14.9	13.4
Net loss applicable to non-controlling interests	(0.5)	(0.6)	(0.2)

Comprehensive income attributable to DFC Global Corp.	$69.0	$15.5	$13.6

(1)	The ending balance of the foreign currency translation adjustments included in accumulated other comprehensive income on the balance sheet were gains (losses) of $14.1 million, ($2.2) million and ($3.9) million as of June 30, 2011, 2012 and 2013, respectively.

(2)	Net of $6.7 million and $2.4 million of tax for the years ended June 30, 2012 and 2013, respectively. The ending balance of the unrealized derivatives, net included in accumulated other comprehensive income on the balance sheets were losses of $25.6 million and $11.2 million as of June 30, 2012 and 2013, respectively.

(3)	Net of $1.6 million, $1.7 million and $0.6 million of tax for the years ended June 30, 2011, 2012 and 2013, respectively.

Accumulated other comprehensive income, net of related tax, included unrealized losses on terminated cross-currency interest rate swaps of $1.6 million and $0 at June 30, 2012 and 2013, respectively.

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2010	36,539,663	$—	$331.1	$(117.4)	$—	$2.7	$216.4
Comprehensive income
Net income				64.2			64.2
Other comprehensive income						4.8	4.8

Total comprehensive income							69.0
Issuance of common stock	6,672,142		130.2				130.2
Restricted stock grants	378,819
Stock options exercised	320,498		3.2				3.2
Vested portion of granted restricted stock and restricted stock units			1.9				1.9
Retirement of common stock	(167,181)
Other stock compensation			2.7				2.7
Net loss attributable to non-controlling interest					(0.5)		(0.5)

Balance, June 30, 2011	43,743,941	$—	$469.1	$(53.2)	$(0.5)	$7.5	$422.9

Comprehensive income (loss)
Net income				52.4			52.4
Other comprehensive loss						(36.9)	(36.9)

Total comprehensive income							15.5
Restricted stock grants	451,318
Stock options exercised	238,553		2.7				2.7
Vested portion of granted restricted stock and restricted stock units			3.0				3.0
Repurchase of common stock	(992,000)		(15.9)				(15.9)
Retirement of common stock	(198,367)
Other stock compensation			4.3				4.3
Debt discount, net of issuance costs			48.3				48.3
Issuance of warrants			30.3				30.3
Purchase of call spread option			(50.3)				(50.3)
Net loss attributable to non-controlling interest					(0.6)		(0.6)

Balance, June 30, 2012	43,243,445	$—	$491.5	$(0.8)	$(1.1)	$(29.4)	$460.2

Comprehensive (loss) income
Net loss				(0.7)			(0.7)
Other comprehensive income						14.3	14.3

Total comprehensive income							13.6
Restricted stock grants	328,316
Stock options exercised	168,531		1.7				1.7
Vested portion of granted restricted stock and restricted stock units			5.9				5.9
Repurchase of common stock	(3,499,881)		(54.4)				(54.4)
Retirement of common stock	(128,145)
Other stock compensation			3.9				3.9
Net loss attributable to non-controlling interest					(0.2)		(0.2)
Acquisition of non-controlling interest			(1.3)		1.3		—

Balance, June 30, 2013	40,112,266	$—	$447.3	$(1.5)	$—	$(15.1)	$430.7

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Year Ended June 30,

	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$63.7	$51.8	$(0.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.5	53.6	57.2
Goodwill and other intangible assets impairment	—	27.7	36.4
Change in fair value of derivatives not designated as hedges	20.7	(17.7)	—
Provision for loan losses	73.6	131.5	181.1
Non-cash stock compensation	4.6	7.2	9.9
Loss on disposal of fixed assets	0.1	0.8	4.2
Unrealized foreign exchange (gain) loss	(47.4)	11.5	(1.2)
Deferred tax provision	16.8	10.4	0.6
Accretion of debt discount and deferred issuance costs	15.3	17.9	20.1
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(5.6)	(5.5)	(2.3)
Increase in finance and service charges receivable	(17.3)	(18.0)	(26.7)
(Increase) decrease in other receivables	(6.1)	(1.1)	2.7
Increase in prepaid expenses and other	(6.5)	(12.2)	(0.8)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(35.7)	17.8	(15.6)

Net cash provided by operating activities	111.7	275.7	264.7
Cash flows from investing activities:
Net increase in consumer loans	(77.7)	(141.9)	(156.2)
Originations of pawn loans	(115.8)	(279.7)	(299.6)
Repayment of pawn loans	98.7	262.1	297.2
Acquisitions, net of cash acquired	(279.3)	(87.1)	(43.3)
Additions to property and equipment	(41.4)	(56.7)	(43.1)

Net cash used in investing activities	(415.5)	(303.3)	(245.0)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3.2	2.7	1.7
Proceeds from offering of common stock, net	130.2	—	—
Proceeds from issuance of convertible debt	—	230.0	—
Proceeds from issuance of debt	—	10.6	—
Net increase (decrease) in revolving credit facilities	66.0	(52.6)	18.9
Termination of cross currency swaps	—	(55.7)	—
Proceeds from issuance of warrants	—	30.3	—
Purchase of call spread option	—	(50.3)	—
Repurchase of common stock	—	(15.9)	(54.4)
Purchase of 2.875% Senior Convertible Notes due 2027	—	—	(8.6)
Payment of contingent consideration and acquisition installment payments	(9.9)	(17.6)	(3.9)
Payment of debt issuance and other costs	(5.0)	(9.2)	(0.6)

Net cash provided by (used in) financing activities	184.5	72.3	(46.9)
Effect of exchange rate changes on cash and cash equivalents	17.0	(9.7)	(0.6)

Net (decrease) increase in cash and cash equivalents	(102.3)	35.0	(27.8)
Cash and cash equivalents at beginning of year	291.3	189.0	224.0

Cash and cash equivalents at end of year	$189.0	$224.0	$196.2

Supplemental disclosures of cash flow information:
Interest paid	$90.4	$92.2	$94.5
Income taxes paid	$25.1	$29.3	$27.0

See accompanying notes to consolidated financial statements.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

The accompanying consolidated financial statements are those of DFC Global Corp. and its wholly-owned subsidiaries (collectively, the “Company” or “DFC”). DFC Global Corp. is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC Global Corp. consist primarily of its investment in DFG. DFC Global Corp. has no employees or operating activities.

DFC Global Corp. is a Delaware corporation formed in 1990. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,507 locations (of which 1,474 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM , Super Efectivo®, MoneyNow!® and Express Credit Amanet® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based unsecured short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the Money Mart and paydayloan.caSM brand names, in Finland, Sweden, Poland, the Czech Republic and Spain primarily under the Risicum®, OK Money® and MoneyNow! brand names. The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®. In addition, the Company’s Dealers’ Financial Services (“DFS”) subsidiary provides fee-based services to enlisted military personnel seeking to purchase new and used vehicles who make applications for auto loans that are funded and serviced primarily under agreements with third-party lenders based in the United States.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR.”

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant to the Company’s consolidated results of operations, financial position or cash flows.

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

Note 18 — Supplemental Guarantor Financial Information has been corrected in order to revise the presentation in the consolidating condensed statements of cash flows for the years ended June 30, 2011, 2012 and 2013 to reflect intercompany activity, which had previously been included in cash flows from investing activities, as cash flow from operating activities, cash flow from investing activities and cash flow from financing activities.

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom and Poland and at the Company’s pawn shops in the United Kingdom, Sweden, Finland, Spain and Romania, as well as certain of its U.S. and Canadian stores. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will go up for auction. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. Pawn revenues are recognized using the interest method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

DFS fee income associated with originated loan contracts is recognized as revenue by the Company concurrent with the funding of loans by the third party lender. The Company also earns additional fee income from sales of service agreement and guaranteed asset protection (“GAP”) insurance contracts. DFS may be charged back (“chargebacks”) for service agreement and GAP fees in the event contracts are prepaid, defaulted or terminated. Service agreement and GAP contract fees are recorded at the time the contracts are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Service warranty and GAP contract fees, net of estimated chargebacks, are included in Other Revenues in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

Cash includes cash in stores and demand deposits with financial institutions. Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates.

Consumer Loans, Net

Unsecured short-term and longer-term installment loans that the Company originates are reflected on the consolidated balance sheets in consumer loans, net and are stated at the principal amount less deferred fees. Consumer loans, net are reported net of a reserve as described below in “Consumer Loan Loss Allowance Policy.”

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

Consumer Loan Loss Allowance

The Company maintains a loan loss allowance for estimated losses for unsecured consumer loans. To estimate the appropriate level of loan loss allowance, the Company considers known relevant internal and external factors that affect loan collectability, including the amount of outstanding unsecured loans owed to the Company, historical loans charged off, current collection patterns and current economic trends. The Company’s current loan loss allowance is based on its net charge-offs, typically expressed as a percentage of loan amounts originated for the last twelve months applied against the principal balance of outstanding loans. Management also considers internal and external factors such as the regulatory environment, credit quality trends, underwriting and collection practices and other risks as necessary to estimate credit losses in the portfolio. Such qualitative factors are used to reflect changes in the loan portfolios collectability characteristics not captured by historical loss data. As these conditions change, the Company may need to record additional allowances in future periods.

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

During fiscal year 2013, the Office of Fair Trading (“OFT”) announced significant changes to marketing, rollover and collection practices which have had and are expected to have a significant impact on the Company’s short-term loan portfolio within its United Kingdom businesses. The Company’s allowance for loan losses as of June 30, 2013 has been calculated to reflect management’s best estimate and judgment of the likely impact of these changes on probable loan losses. However, these estimates are inherently uncertain, especially given that these regulatory changes have only recently been implemented by the Company. As the ultimate impact of these regulatory actions and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from the Company’s additional experience operating under the revised regulations within the United Kingdom will be reflected in the financial statements in future periods.

The Company typically does not maintain a loan loss reserve for potential future losses on secured pawn loans. However, due to a significant decline in gold prices during the fourth quarter of the fiscal year ended June 30, 2013, the Company recorded a $7.1 million provision for expected unredeemed pledges with a carrying value higher than current market gold prices. Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the estimated fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer repays the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Compa-

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies (continued)

ny’s retail stores within several weeks of the customer default. Except in isolated instances, the amount received at auction or in the Company’s store historically is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset and auction-related administrative fees are returned to the customer.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with ASC 350, goodwill is assigned to reporting units, which the Company has determined to be United States Retail, Canada Retail, United Kingdom Retail, Europe Retail, E-commerce and DFS. The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more components within the same operating segment have similar economic characteristics, their results are aggregated into one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value.

Indefinite-lived intangible assets consist of reacquired franchise rights, trade names and the DFS’ MILES program brand name, which are deemed to have indefinite useful lives and are not amortized. Non-amortizable intangibles with indefinite lives are tested for impairment annually as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value.

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

Debt Issuance Costs

Debt issuance costs are amortized over the remaining term of the related debt (see Note 10).

Operating Expenses

The direct costs incurred in operating the Company’s business have been classified as operating expenses. Operating expenses include salaries and benefits of store and regional employees, provisions for loan losses, rent and other occupancy costs, purchased gold costs, depreciation of property and equipment used to operate the Company’s business, bank charges, armored carrier services, returned checks, net and cash shortages, advertising, maintenance and repairs and other costs incurred by the stores. Excluded from operating expenses are the corporate expenses of the Company, which include salaries and benefits of corporate employees, professional fees and travel costs. Also excluded from operating expenses are acquisition-related costs, which are recorded in Other expense, net in the consolidated statements of operations.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $27.1 million, $49.6 million and $62.9 million for the three years ended June 30, 2011, 2012 and 2013, respectively.

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

As required by the Derivative and Hedging Topic of the FASB Codification, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of the Company’s risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 12 for further information regarding the Company’s derivatives, including the required disclosures noted above.

Foreign Currency Translation and Transactions

The Company has operations in the United Kingdom, Canada, Sweden, Finland, Poland, Spain, Romania, the Czech Republic and the Republic of Ireland. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with GAAP. All balance sheet accounts are translated at the current exchange rate at each period end and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions excluding the revaluation of non-functional currency denominated debt are included in other expense (income), net. Gains or losses resulting from the revaluation of non-functional currency denominated debt are included in unrealized foreign exchange gain (loss).

Stockholders’ Equity

On December 14, 2011, the Company’s Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. On September 20, 2012, the Company’s Board of Directors reconfirmed the plan through September 30, 2013. During the year ended June 30, 2013, the Company repurchased 3,499,881 shares of its outstanding common stock for an aggregate purchase price of $54.4 million, at a weighted-average price per share of $15.53. As of June 30, 2013, an additional approximately 0.5 million shares may be repurchased under the stock repurchase plan.

During the year ended June 30, 2013, the Company acquired the remaining 24% non-controlling interest in its Polish subsidiary, Optima, S.A., for 0.1 million Polish Zloty (approximately $38,000). The acquisition was recorded as an equity transaction that reduced non-controlling interest and additional paid-in capital by approximately $1.3 million.

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

	Year Ended June 30,
	2011	2012	2013
Net income (loss) attributable to DFC Global Corp.	$64.2	$52.4	$(0.7)
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic(1)	38.0	43.8	42.3
Effect of dilutive stock options(2)	1.1	1.0	—
Effect of unvested restricted stock and restricted stock unit grants(2)	0.4	0.2	—
Dilutive effect of convertible debt	0.3	0.2	—

Weighted average number of shares of common stock outstanding — diluted	39.8	45.2	42.3

(1)	Excludes 0.1 shares of unvested restricted stock which are included in total outstanding shares of common stock as of June 30, 2011. The dilutive effect of restricted stock and restricted stock units is included in the calculation of diluted earnings per share using the treasury stock method.

(2)	The effect of dilutive stock options was determined under the treasury stock method. Due to the net loss during the year ended June 30, 2013, the effect of dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

Deferred Compensation Plan

The Company maintains a voluntary self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their base salary and annual incentive bonus. Amounts deferred are invested at the direction of the employee into various mutual fund-like investment options. All investments are held in a rabbi trust and are recorded at fair value as trading securities and included in other assets in the Company’s Consolidated Balance Sheets. The amount of compensation deferred is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and other non-current liabilities in the Company’s Consolidated Balance Sheets. This liability equals the recorded asset and represents the Company’s obligation to the plan participants. The investments in the rabbi trust are classified as trading securities and changes in their values are recorded in the Company’s Consolidated Statements of Operations. The carrying value of the investment assets of the rabbi trust and the related deferred compensation liability totaled $7.3 million and $8.2 million as of June 30, 2012 and 2013, respectively.

Equity Method Investment

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The carrying value of the Company’s equity method investment at June 30, 2012 and 2013 was approximately $3.4 million and $1.0 million, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update is intended to simplify indefinite-lived asset impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. ASU 2012-02 is effective for the Company for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012. The Company does not anticipate that the adoption of ASU 2012-02 will have a material effect on its financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The amendments in this update permit the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate that the adoption of ASU 2013-10 will have a material effect on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Specifically, this update specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of ASU 2013-11 will have a material effect on its financial position or results of operations.

3.	Supplementary Cash Flow Information

Non-Cash Transactions

The Company recorded a non-cash goodwill and other intangible assets impairment charge of $27.7 million and $36.4 million related to its DFS reporting unit for the years ended June 30, 2012 and 2013, respectively.

4.	Stock Based Compensation Plans

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

Stock options and stock appreciation rights granted under the aforementioned plans have an exercise price equal to the closing price of the Company’s common stock on the date of grant. To date, no stock appreciation rights have been granted.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plans (continued)

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation — Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits. Compensation expense, net of the related tax benefit related to share-based compensation, included in the consolidated statements of operations for the years ended June 30, 2011, 2012 and 2013 was $5.0 million, $6.8 million and $7.8 million, respectively.

The following table presents information on stock options:

		Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
				($ in millions)
Options outstanding at June 30, 2010
(1,798,522 shares exercisable)	2,908,018	$10.22
Granted	299,158	$19.56
Exercised	(320,694)	$9.91
Forfeited	(114,037)	$9.85

Options outstanding at June 30, 2011
(2,044,088 shares exercisable)	2,772,445	$11.28
Granted	750,213	$19.65
Exercised	(238,553)	$11.16
Forfeited	(27,562)	$17.01

Options outstanding at June 30, 2012
(2,379,644 shares exercisable)	3,256,543	$13.17
Granted	93,767	$16.54
Exercised	(168,531)	$10.15
Forfeited	(101,082)	$18.13

Options outstanding at June 30, 2013	3,080,697	$13.27	5.6	$8.2

Exercisable at June 30, 2013	2,634,198	$12.31	5.0	$8.2

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised for the years ended June 30, 2011, 2012 and 2013 was $3.6 million, $2.3 million and $1.2 million, respectively. As of June 30, 2013, the total unrecognized compensation to be recognized over an estimated weighted average period of 1.5 years related to stock options is expected to be $1.9 million. Compensation expense is recorded ratably over the requisite service period. Cash received from stock options exercised for the years ended June 30, 2012 and 2013 was $2.7 million and $1.7 million, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plans (continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the fiscal years ended 2011, 2012 and 2013:

	Year Ended June 30,
	2011	2012	2013
Expected volatility	51.4%	50.6%	49.1%
Expected life (years)	5.7	5.8	5.6
Risk-free interest rate	2.08%	1.31%	1.10%
Expected dividends	None	None	None
Weighted average fair value	$9.66	$9.41	$7.51

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

Information concerning restricted stock awards is as follows:

	Restricted Stock Awards	Weighted Average Price
Outstanding at June 30, 2010	150,844	$9.66
Vested	(70,568)	$9.47

Outstanding at June 30, 2011	80,276	$9.82
Vested	(64,326)	$8.48

Outstanding at June 30, 2012	15,950	$15.24
Vested	(15,950)	$15.24

Outstanding at June 30, 2013	—	$—

Restricted Stock Unit awards (RSUs) granted under the 2005 Plan and the 2007 Plan become vested after a designated period of time (“time-based”), which is generally on a quarterly basis over three years. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to RSUs is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation Plans (continued)

Information concerning restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant
Outstanding at June 30, 2010	909,026	$9.98
Granted	312,190	$19.77
Vested	(415,004)	$10.65
Forfeited	(89,239)	$10.79

Outstanding at June 30, 2011	716,973	$13.75
Granted	524,047	$19.00
Vested	(486,415)	$12.45
Forfeited	(27,394)	$16.90

Outstanding at June 30, 2012	727,211	$18.29
Granted	292,525	$18.02
Vested	(446,893)	$17.72
Forfeited	(73,278)	$17.85

Outstanding at June 30, 2013	499,565	$18.69

As of June 30, 2013, there was $9.3 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the years ended June 30, 2011, 2012 and 2013 was $5.1 million, $6.6 million and $8.2 million, respectively.

5.	Employee Retirement Plans

Retirement benefits are provided to substantially all U.S. full-time employees who have completed 1,000 hours of service through a defined contribution retirement plan. Prior to January 1, 2011, the Company matched 50% of each employee’s contribution, up to 8% of the employee’s compensation. Effective January 1, 2011, the Company changed its matching contributions, now matching 100% of employee contributions up to 3% and 50% of employee contributions exceeding 3% up to 5%. The Company’s foreign subsidiaries offer similar plans, the terms of which vary based on statutory requirements.

Total contributions charged to expense were $1.8 million, $2.8 million and $3.4 million for the years ended June 30, 2011, 2012 and 2013, respectively.

The DFC Global Corp. Deferred Compensation Plan’s (the “Plan”) primary purpose is to provide tax-advantageous asset accumulation for a select group of management and highly compensated employees. Eligible employees may elect to defer up to 50% of base salary and/or 100% of bonus earned. The Administrator, a person appointed by the Company’s Board of Directors, may further limit the minimum or maximum amount deferred by any plan participants, for any reason.

There were no discretionary contributions to the Plan approved by the Board of Directors during fiscal years 2011, 2012 or 2013.

The Company provides certain post retirement benefits to provide additional retirement income to its Chief Executive Officer (“CEO”) and its Executive Vice President and Chief Financial Officer (“EVP and CFO”) under the terms of their employment agreements. Subject to service requirements, the CEO will receive a lump-sum payment which is the actuarial equivalent of an annual benefit of $450,000 payable in equal monthly installments during his lifetime commencing the month following the applicable Vesting Date, as defined in his employment agreement, and $225,000 annual survivor benefit payable on his subsequent death to his surviving spouse for her

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Retirement Plans (continued)

lifetime. Subject to service requirements, the EVP and CFO is entitled to receive an annual benefit of $200,000 payable in equal monthly installments commencing the first month after he ceases to be employed by the Company, subject to certain conditions as defined in his agreement. Furthermore, upon the CFO’s death, his spouse will be entitled to receive an annual benefit of $100,000 payable in equal monthly installments during her lifetime.

The Company recorded net expense of $1.4 million, $2.8 million and $0.1 million for the years ended June 30, 2011, 2012, and 2013, respectively, associated with the related to aforementioned retirement plans.

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

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and 180 days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(in millions)

As of June 30, 2012

	Retail-based Consumer Loans		Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance
Performing	$117.6	$10.3	$88.8	$9.5	$153.9	$—
Non-performing	49.5	36.4	36.0	19.5	—	—

	$167.1	$46.7	$124.8	$29.0	$153.9	$—

As of June 30, 2013

	Retail-based Consumer Loans		Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance
Performing	$130.4	$11.3	$99.5	$28.4	$160.9	$6.5	(1)
Non-performing	60.6	44.5	40.2	25.1	—	—

	$191.0	$55.8	$139.7	$53.5	$160.9	$6.5

(1)	During the fourth quarter of the fiscal year ended June 30, 2013, the Company recorded an allowance against the Company’s pawn loans receivable due to a significant decline in gold prices.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Receivables (continued)

Included in consumer loans, net on the Company’s consolidated balance sheet at June 30, 2013 are $25.2 million of loans, with a related allowance of $14.3 million, to customers of the Company’s United Kingdom-based operations who have entered into payment plans. The Company does not recognize revenue on consumer loans in payment plan status; however, it does consider them as loans in good status.

The following presents the aging of the Company’s past due loans receivable as of June 30, 2012 and 2013:

Age Analysis of Past Due Loans Receivable

(in millions)

As of June 30, 2012

	1-30 Days Past Due	31-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$14.8	$8.7	$5.7	$28.2	$57.4	$109.7	$167.1	$1.9
Internet-based Consumer Loans	10.9	6.6	6.0	12.5	36.0	88.8	124.8	—
Pawn Loans	—	—	—	—	—	153.9	153.9	—

Total	$25.7	$15.3	$11.7	$40.7	$93.4	$352.4	$445.8	$1.9

As of June 30, 2013

	1-30 Days Past Due	31-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based Consumer Loans	$16.7	$11.1	$8.2	$32.6	$68.6	$122.4	$191.0	$2.1
Internet-based Consumer Loans	10.4	7.0	6.0	16.8	40.2	99.5	139.7	—
Pawn Loans	—	—	—	—	—	160.9	160.9	—

Total	$27.1	$18.1	$14.2	$49.4	$108.8	$382.8	$491.6	$2.1

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2012 and 2013:

Loans Receivable on Nonaccrual Status

(in millions)

As of June 30, 2012

Retail-based Consumer Loans	$49.5
Internet-based Consumer Loans	36.0
Pawn Loans	—

Total	$85.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing Receivables (continued)

As of June 30, 2013

Retail-based Consumer Loans	$60.6
Internet-based Consumer Loans	40.2
Pawn Loans	—

Total	$100.8

The following table presents changes in the allowance for consumer loans credit losses (in millions):

	Year Ended June 30,
	2012	2013
Allowance for Consumer Loan Losses:
Beginning Balance	$52.6	$75.7
Provision for loan losses	131.5	174.0 (1)
Charge-offs	(133.9)	(169.1)
Recoveries	29.9	30.9
Effect of foreign currency translation	(4.4)	(2.2)

Ending Balance	$75.7	$109.3

(1)	Excludes a $7.1 million provision against the Company’s pawn loans receivable recorded during the fourth quarter of the fiscal year ended June 30, 2013.

During the fiscal year ended June 30, 2013, the Company sold approximately $80.8 million of non-performing consumer loans for proceeds of approximately $5.7 million.

7.	Supplemental Balance Sheet Information

Property and equipment at June 30, 2012 and 2013 consist of (in millions):

	June 30,
	2012	2013
Land	$0.1	$0.1
Leasehold improvements	112.4	122.5
Computer software and equipment	88.4	96.4
Equipment and furniture	85.4	89.5

	286.3	308.5
Less: accumulated depreciation	(165.7)	(185.7)

Property and equipment, net	$120.6	$122.8

Depreciation expense amounted to $22.3 million, $29.6 million and $34.4 million for the years ended June 30, 2011, 2012 and 2013, respectively. Included in depreciation expense is $5.6 million, $9.6 million, and $11.7 million of depreciation expense related to computer software and equipment for the years ended June 30, 2011, 2012 and 2013, respectively. The remaining unamortized costs related to computer software and equipment was $30.5 million and $31.0 million at June 30, 2012 and 2013, respectively.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Supplemental Balance Sheet Information (continued)

Accrued expenses and other liabilities consist of the following (in millions):

	June 30,
	2012	2013
Accrued legal settlements(1)	$15.4	$26.3
Accrued payroll and incentives	42.3	31.6
Other accrued expenses and liabilities	42.2	35.2

Total accrued expenses and other liabilities	$99.9	$93.1

(1)	Other long-term liabilities include an additional accrual for legal settlements of $21.1 million and $7.2 million at June 30, 2012 and 2013, respectively.

8.	Acquisitions

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

During fiscal 2013, the Company completed the acquisition of Express Credit Amanet, a pawn loan provider operating 32 stores in Romania. The aggregate purchase price of this acquisition was $18.7 million, which resulted in an increase in goodwill of $13.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Additionally, the Company completed various small acquisitions in Canada and the United Kingdom that resulted in an aggregate increase in goodwill of $16.5 million. Management’s valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocations.

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions (continued)

The following reflects the change in goodwill during the periods presented (in millions):

Balance at June 30, 2012	$755.5
Acquisitions:
Express Credit Amanet	13.2
Various small acquisitions	16.5
Goodwill impairment	(12.4)
Foreign currency translation adjustment	(11.0)

Balance at June 30, 2013	$761.8

9.	Goodwill and Other Intangibles

As discussed in Note 17, the Company revised the composition of its reportable segments as of June 30, 2013. Accordingly, the carrying amounts of goodwill by reportable segment for the fiscal years ended June 30, 2011 and 2012 have been recast to conform to the current reportable segment composition. The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2012 and June 30, 2013 are as follows (in millions):

	Europe Retail	Canada Retail	United States Retail	E-Commerce	Other	Total
Balance at June 30, 2011:
Goodwill	$169.0	$179.9	$205.7	$151.8	$52.1	$758.5
Acquisitions and purchase accounting adjustments	12.3	8.7	—	20.3	—	41.3
Goodwill impairment	—	—	—	—	(17.7)	(17.7)
Foreign currency translation adjustments	(10.5)	(9.9)	—	(6.2)	—	(26.6)

Balance at June 30, 2012:
Goodwill	$170.8	$178.7	$205.7	$165.9	$52.1	$773.2
Accumulated impairment charges	—	—	—	—	(17.7)	(17.7)

	$170.8	$178.7	$205.7	$165.9	$34.4	$755.5
Acquisitions and purchase accounting adjustments	20.6	9.1	—	—	—	29.7
Goodwill impairment	—	—	—	—	(12.4)	(12.4)
Foreign currency translation adjustments	(1.2)	(5.8)	—	(4.0)	—	(11.0)

Balance at June 30, 2013:
Goodwill	$190.2	$182.0	$205.7	$161.9	$52.1	$791.9
Accumulated impairment charges	—	—	—	—	(30.1)	(30.1)

	$190.2	$182.0	$205.7	$161.9	$22.0	$761.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles (continued)

The following table reflects the components of intangible assets (in millions):

	June 30, 2012	June 30, 2013
Non-amortizing intangible assets:
Goodwill	$755.5	$761.8
Reacquired franchise rights	53.3	51.7
DFS MILES Program	25.4	10.9
Tradenames	3.4	3.4

	$837.6	$827.8

Amortizable intangible assets:
Purchased technology	$47.7	$46.4
Various contracts	41.5	31.6
Reacquired franchise rights	5.9	6.1
Accumulated amortization:
Purchased technology	(7.1)	(14.1)
Various contracts	(21.4)	(28.9)
Reacquired franchise rights	(1.4)	(2.5)

Total intangible assets	$902.8	$866.4

Goodwill is the excess of purchase price over the fair value of the net assets of the business acquired.

Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts as a basis for determining whether or not to perform the quantitative two-step goodwill impairment test. The Company then estimates the fair value of each reporting unit not meeting the qualitative criteria and compares their fair values to their carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company determines the implied fair value of goodwill for that reporting unit by deducting the estimated fair value of its assets, other than goodwill, from its overall fair value. If the fair value of goodwill is less than its carrying amount, the Company recognizes an impairment loss for the difference.

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

The fair values of reporting units are estimated using a present value technique using discounted future cash flows, and are corroborated with guideline public company market multiple fair value technique. The most significant assumptions used in the discounted cash flow fair value technique are the business projections used to derive future cash flows and the weighted average cost of capital used to discount such projections. Assumptions in estimating future cash flows are subject to a high degree of judgment, and management considers both speci-

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangibles (continued)

fied short term planned strategies such as store expansion, new product offerings, and planned marketing strategies, along with longer term business opportunities and growth projections, based in part on past performance. In selecting the appropriate discount rate to use in the individual discounted cash flow models, management considers factors for each reporting unit such as size, the consistency of its previous performance and the general maturity of the reporting unit’s business, and the projected rate of growth in the cash flow model. The discount rates used for the reporting units range from 9% to 15%.

Impairment of DFS

During the year ended June 30, 2012, the Company recognized an impairment to both its goodwill and its DFS MILES Program indefinite lived intangible asset of $17.7 million and $10.0 million, respectively. The impairment of these intangible assets resulted from the continued decline in the DFS business during the second half of fiscal year 2012 and the Company’s expectations for future growth and profitability for the DFS business being lower than its previous estimates.

During the fiscal first quarter ended September 30, 2012, the Company performed an interim impairment review of its goodwill, indefinite-lived intangible asset and certain other intangible assets related to its DFS business. The Company determined there was an interim indicator of impairment as a result of the September 2012 notification of the pending termination, effective September 13, 2014, of its contract with the third-party lender that funded a majority of the loans for its Military Installment Loan and Education Services, or MILES®, program. As a result of the interim impairment review, the Company recorded an intangible asset impairment charge of approximately $5.5 million, related to the fair value assigned to the contract.

During the fiscal third quarter ended March 31, 2013, the Company identified interim impairment indicators at its DFS reporting unit and performed an interim impairment test of its goodwill, indefinite-lived intangible asset and certain other intangible assets. The impairment indicators resulted principally from the examination of the CFPB during the fiscal year ended June 30, 2013, which delayed the Company’s negotiations with potential lending partners, and other possible funding arrangements, to replace the third-party lender that funded a majority of the MILES program loans. In the fourth quarter of fiscal 2013, DFS received a purported termination notice from the lender funding the MILES loans after DFS and the third-party lender each agreed separately to consent orders with the CFPB, without admitting or denying any of the facts or conclusions of the CFPB review. After restarting the discussions with various potential lending partners during the fourth quarter of fiscal 2013, in August 2013, DFS and a new third-party lender entered into a contract whereby the lender agreed to fund MILES program loans, which the Company believes will provide more competitive financing alternatives to DFS’ service member customers.

During the Company’s fiscal third quarter ended March 31, 2013, the Company revised its forecasts of the DFS reporting unit as a result of the CFPB examination and the potential for changes in the way that DFS conducts its business. Furthermore, the Company concluded that due to changes in the Company’s capital allocation strategy, the Company would not fund a portion of the loan originations, which had been assumed in prior forecasts. These collective events addressed herein resulted in the Company concluding that it was more likely than not that the fair value of the DFS reporting unit was below its carrying amount.

More specifically, as a result of the CFPB’s examination of DFS, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers.

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

test of the goodwill impairment test was performed. The Company recognized a preliminary goodwill impairment charge of approximately $15.2 million during the fiscal third quarter ended March 31, 2013, which represented its best estimate of the impairment loss based on the latest information available and the results of the Step 1 and Step 2 tests. Additionally, the Company recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method, while the other intangible assets were valued using an excess earnings valuation method.

In the fourth quarter of the fiscal year ended June 30, 2013, the Company performed its annual impairment tests of goodwill, and finalized the interim estimated impairment of the DFS goodwill. The total goodwill impairment charge for the fiscal year ended June 30, 2013 was $12.4 million, which represented a reduction of $2.8 million from the preliminary goodwill impairment charge recorded during the fiscal third quarter ended March 31, 2013. Additionally, the Company recognized an impairment charge of $2.6 million related to DFS’ other intangible assets.

The MILES program indefinite lived intangible valuation was calculated using a relief from royalty valuation method and is based on future revenue projections of the DFS business, discounted to a present fair value using a discount rate of 16%.

The calculation of fair value of the DFS reporting unit was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach). The cash flow projections were discounted using a discount rate of 15%, and were selected based on management’s estimate of the risk embedded in the projections for each series of cash flows. A simultaneous 10% decline in the cash flow projections combined with a 100 basis point increase in the discount rates used would result in an additional pre-tax $7.3 million impairment to goodwill and an additional $0.9 million impairment to the MILES Program indefinite lived intangible.

The Company selected market multiples to be used in the market approach based on companies that it considered to be comparable to DFS, with the assistance of a third party valuation firm. A 10% change in the market multiples used would impact the fair value of DFS by $0.2 million.

The achievement of the forecasted business plan and projections related to DFS is in part dependent on the success of the management plans described above. While management believes that the discount rates selected in its valuation model adequately capture this risk, if these initiatives do not achieve the results anticipated, it is reasonably possible that there could be future impairment of the DFS goodwill and the MILES program indefinite-lived intangible asset, which had an aggregate carrying value of $33.1 million as of June 30, 2013.

Amortization of Intangible Assets

Amortization expense of intangible assets was $9.0 million, $18.8 million and $16.4 million for the years ended June 30, 2011, 2012 and 2013, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2014	$10.2
2015	8.9
2016	8.2
2017	6.6
2018	4.7

$38.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

The Company had debt obligations at June 30, 2012 and June 30, 2013 as follows (in millions):

	June 30, 2012	June 30, 2013
Global Revolving credit facility	$22.0	$50.0
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(2.6)	(2.1)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	181.4	189.9
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	43.4	36.2
DFC Global Corp. 3.00% Senior Convertible Notes due 2028	97.5	105.0
Scandinavian credit facilities	62.6	54.9
Other	8.3	8.1

Total debt	1,012.6	1,042.0

Less: current portion of debt	(73.7)	(67.0)

Long-term debt	$938.9	$975.0

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change-of-control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. NMM may redeem some or all of the 2016 Notes at any time prior to December 15, 2013 at a redemption price equal to 100% of the principal amount of the 2016 Notes redeemed plus any accrued and unpaid interest, if any, plus a “make-whole” premium defined in the indenture governing the 2016 Notes. On or after December 15, 2013, NMM will have the right to redeem the 2016 Notes, in whole at any time or in part from time to time (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs between December 15, 2014 and December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

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

•

during the five-day period following any five consecutive trading day period in which the trading price of the 2027 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2027 Notes on each such day;

•	if the 2027 Notes are called for redemption; or

•	upon the occurrence of specified corporate transactions as described in the 2027 Indenture.

If a “fundamental change” (as defined in the 2027 Indenture) occurs prior to December 31, 2014 and a holder elects to convert its 2027 Notes in connection with such transaction, DFC will pay a make-whole provision, as defined in the 2027 Indenture.

On or after December 31, 2012, but prior to December 31, 2014, DFC may redeem for cash all or part of the 2027 Notes, if during any period of 30 consecutive trading days ending not later than December 31, 2014, the closing sale price of a share of DFC’s common stock is for at least 120 trading days within such period of 30 consecutive trading days greater than or equal to 120% of the conversion price on each such day. On or after December 31, 2014, DFC may redeem for cash all or part of the 2027 Notes upon at least 30 but not more than 60 days’ notice before the redemption date by mail to the trustee, the paying agent and each holder of 2027 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.

Holders had the right to require DFC to purchase all or a portion of the 2027 Notes on December 31, 2012, (the “Repurchase Option”) and will have the same right on each of December 31, 2014, June 30, 2017 and June 30, 2022 for a purchase price payable in cash equal to 100% of the principal amount of the 2027 Notes purchased plus any accrued and unpaid interest, up to but excluding the purchase date.

On December 31, 2012, an aggregate principal amount of $8.6 million of the 2027 Notes were surrendered and repurchased pursuant to the Repurchase Option. Any 2027 Notes not repurchased pursuant to the Repurchase Option remain outstanding and continue to be subject to the terms and conditions of the 2027 Notes and the indenture governing the 2027 Notes. Following the repurchase of 2027 Notes pursuant to the Repurchase Option, an aggregate principal amount of $36.2 million of 2027 Notes remained outstanding and have been classified as long term as of June 30, 2013.

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

•

during the five-day period following any five consecutive trading day period in which the trading price of the 2028 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2028 Notes on each such day;

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

On or after April 5, 2015, DFC may redeem for cash all or part of the 2028 Notes upon at least 30 but not more than 60 days’ notice before the redemption date by mail to the trustee, the paying agent and each holder of 2028 Notes. The amount of cash paid in connection with each such redemption will be 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, up to but excluding the redemption date.

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

•

during the five-day period following any five consecutive trading day period in which the trading price of the 2017 Notes for each day of such period was less than 98.0% of the product of the closing sale price per share of DFC’s common stock on such day and the conversion rate in effect for the 2017 Notes on each such day;

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

In connection with the offering of the 2017 Notes, DFC and its primary holding subsidiary in the United Kingdom entered into convertible note hedge transactions in respect of its common stock with affiliates of the initial purchasers of the 2017 Notes, and separate warrant transactions with the option counterparties, which effectively increase the conversion price of the 2017 Notes to $26.45 per share. The convertible note hedge transactions cover the number of shares of common stock required to be issued upon the conversion of the 2017 notes, at a strike price that corresponds to the initial conversion price of the 2017 Notes, subject to adjustment, and are exercisable upon conversion of the 2017 Notes.

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

In April 2012, DFC also entered into privately negotiated warrant transactions with affiliates of the initial purchasers of the 2017 Notes, whereby DFC sold warrants to acquire, subject to customary anti-dilution adjustments, 9,379,240 shares and 1,406,886 shares, respectively, of DFC common stock at a strike price of $26.45 per share, also subject to adjustment. As consideration for the warrants, the Company received $26.4 million and $4.0 million, respectively.

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

Accounting for Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of June 30, 2013, the discount on the 2027 Notes has been fully amortized using the effective interest method, the remaining discount of $15.0 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $40.1 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

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

Credit Facility

Global Revolving Credit Facility

The Company has a senior secured credit facility with a syndicate of lenders, the administrative agent for which is Wells Fargo Bank, National Association. The facility consists of a $235.0 million global revolving credit facility (the “Global Revolving Credit Facility”), with the potential to further increase the Company’s available borrowings under the facility to $250.0 million. Availability under the Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer loan receivables in the Company’s U.S., Canadian and U.K.-based retail operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.

Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid based on the Company’s consolidated leverage ratio, which as of June 30, 2013 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which is the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points (6.25% at June 30, 2013). The Global Revolving Credit Facility will mature on March 1, 2015.

On each of December 23, 2011 and December 31, 2012, the Company entered into amendments to the senior secured credit agreement governing the Company’s Global Revolving Credit Facility, which increased the Company’s flexibility with respect to its business operations, transactions and reporting.

On June 25, 2013, the Company entered into the Third Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement dated as of March 3, 2011 with Wells Fargo Bank, National Association and the lenders party thereto. The Amendment amends certain financial and operating covenants in order to provide additional flexibility to the Company. The Amendment also adds a new liquidity covenant, and prohibits the payment of cash dividends.

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

As of June 30, 2012 and 2013, there was $22.0 million and $50.0 million outstanding, respectively, under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay all amounts outstanding within one year.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

The senior secured credit agreement governing the global revolving credit facility contains customary covenants, representations and warranties and events of default. As of June 30, 2013, the Company is in compliance with all such covenants. The Company believes that it will continue to meet the covenants under the senior secured credit agreement through June 30, 2014. The Company’s ability to continue to meet those covenants will depend largely on its fiscal year 2014 performance. If the Company was to breach the covenants under the senior secured credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. This acceleration of debt, if not paid by the Company, would trigger defaults under, and possibly cause the acceleration of obligations under the senior and convertible notes issued or guaranteed by the Company (described above).

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

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 4.0 million (approximately $5.2 million) was outstanding as of June 30, 2013, and a term loan facility of EUR 8.0 million (approximately $10.4 million), all of which was outstanding as of June 30, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.68% at June 30, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the three month Euribor plus 300 basis points (3.21% at June 30, 2013). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a new secured credit facility which replaces, and refinances the outstanding borrowings under the prior Swedish facilities. The new Swedish credit facility consists of a term loan facility of SEK 240 million (approximately $35.6 million), all of which was drawn at June 30, 2013, and a revolving credit facility of SEK 125 million (approximately $18.6 million at June 30, 2013), of which SEK 25.0 million (approximately $3.7 million) was outstanding as of June 30, 2013. The Swedish term loan is due June 2016 and carries an interest rate of the three month STIBOR plus 300 basis points (4.22% at June 30, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (3.22% at June 30, 2013). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.1 million of debt assumed as part of the Suttons and Robertsons acquisition, consisting of a $2.8 million revolving loan and a $5.3 million term loan, all of which matures in August 2013.

Interest Expense

Interest expense, net was $90.8 million, $102.8 million and $119.9 million for the three years ended June 30, 2011, 2012 and 2013, respectively. Included in interest expense for the years ended June 30, 2012 and 2013 is approximately $22.6 million and $25.7 million, respectively, of non-cash interest expense related to the amortization of accumulated charges related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with its Convertible Notes and the amortization of various deferred issuance costs.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt (continued)

As of June 30, 2013, long-term debt exclusive of discounts, maturing in each of the years subsequent to June 30, 2014, is as follows (in millions):

Fiscal Year Ended June 30,	Amount
2015	$—
2016	46.0
2017	830.0
2018	—
2019	—
Thereafter	156.2

$1,032.2

11.	Fair Value Measurements

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

probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration is not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in fair value of the contingent consideration due to time value are recorded in other operating expenses. As of June 30, 2013, the balance of the contingent consideration was fully paid.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012 and 2013

(in millions)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012

Assets
Derivative financial instruments	$—	$—	$—	$—
Assets held in deferred compensation plan and supplemental executive retirement plan	$7.4	$5.8	$—	$13.2
Liabilities
Derivative financial instruments	$—	$11.2	$—	$11.2
Contingent consideration — Sefina acquisition	$—	$—	$4.1	$4.1

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013

Assets
Derivative financial instruments	$—	$31.2	$—	$31.2
Assets held in deferred compensation plan and supplemental executive retirement plan	$2.0	$13.0	$—	$15.0
Liabilities
Derivative financial instruments	$—	$0.1	$—	$0.1

The following table reconciles the changes in the Level 3 liabilities for the years ended June 30, 2012 and 2013 (in millions):

	Year ended June 30,
	2012	2013
Beginning balance	$17.8	$4.1
Changes in fair value of contingent consideration	(0.2)	(1.4)
Payments	(11.9)	(3.3)
Unrealized foreign exchange (gain) loss on contingent consideration	(0.9)	0.5
Foreign currency translation adjustment	(0.7)	0.1

Ending balance	$4.1	$—

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2013

(in millions)

	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Goodwill for DFS	$22.0	$—	$—	$22.0	$(12.4	)(1)
DFS MILES Program	10.9	—	—	10.9	(14.3	)(2)
DFS bank contract	—	—	—	—	(6.2	)(2)
Other DFS contracts	0.1	—	—	0.1	(3.5	)(2)

(1)	In accordance with ASC 350-20, goodwill with an initial carrying amount of $34.4 million was written down to its implied fair value of $22.0 million, resulting in an impairment charge of $12.4 million, which is included in earnings for the period. See Note 9 for a description of the valuation techniques and significant unobservable inputs used to determine fair value.

(2)	In accordance with ASC 360-10, the MILES program indefinite-lived intangible asset, the DFS bank contract intangible asset and other DFS-related intangible assets were written down to their fair value of $11.0 million, resulting in impairment charges of $24.0 million, which is included in earnings for the period. See Note 9 for a description of the valuation techniques and significant unobservable inputs used to determine fair value.

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2013.

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2012 and 2013

(in millions)

		Estimated Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012

	June 30, 2012
Financial assets:
Cash and cash equivalents	$224.0	$224.0	$—	$—	$224.0
Consumer loans, net	186.6	—	—	186.6	186.6
Pawn loans, net	153.9	—	—	153.9	153.9
Loans in default	29.6	—	—	29.6	29.6

Total financial assets	$594.1	$224.0	$—	$370.1	$594.1

Financial liabilities:
Global revolving credit facility	$22.0	$—	$22.0	$—	$22.0
10.375% Senior notes(1)	600.0	661.5	—	—	661.5
3.25% Senior convertible notes(1)	230.0	247.5	—	—	247.5
2.875% Senior convertible notes(1)	44.8	46.7	—	—	46.7
3.00% Senior convertible notes(1)	120.0	138.0	—	—	138.0
Scandinavian credit facilities	62.6	—	62.6	—	62.6
Other debt	8.3	—	8.3	—	8.3

Total financial liabilities	$1,087.7	$1,093.7	$92.9	$—	$1,186.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

		Estimated Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013

	June 30, 2013
Financial assets:
Cash and cash equivalents	$196.2	$196.2	$—	$—	$196.2
Consumer loans, net	190.2	—	—	190.2	190.2
Pawn loans, net	154.4	—	—	154.4	154.4
Loans in default	31.2	—	—	31.2	31.2

Total financial assets	$572.0	$196.2	$—	$375.8	$572.0

Financial liabilities:
Global revolving credit facility	$50.0	$—	$50.0	$—	$50.0
10.375% Senior notes(1)	600.0	636.0	—	—	636.0
3.25% Senior convertible notes(1)	230.0	225.8	—	—	225.8
2.875% Senior convertible notes	36.2	35.6	—	—	35.6
3.00% Senior convertible notes(1)	120.0	123.6	—	—	123.6
Scandinavian credit facilities	54.9	—	54.9	—	54.9
Other debt	8.1	—	8.1	—	8.1

Total financial liabilities	$1,099.2	$1,021.0	$113.0	$—	$1,134.0

(1)	The carrying values above exclude any discount.

Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amount of cash and so near maturity that there is insignificant risk of changes in values because of changes in interest rates.

Consumer loans are carried on the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with current collection patterns and current economic trends to the gross consumer loan balance. The unobservable inputs used to calculate the carrying value of consumer loans include historical loss rates and the current collection patterns and current economic trends. Consumer loans generally have terms ranging from 1 to 45 days. The carrying value of consumer loans approximates the fair value.

Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). Pawn lawns are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer pays back the dollars borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Except in very isolated instances, the amount received at auction or in the Company’s store is in excess of the original loan principal plus accrued interest and fees. Generally, excess amounts received over and above the Company’s recorded asset are returned to the customer. The unobservable inputs used to calculate the carrying value of loans in default include historical redemption rates and the current redemption patterns and current economic trends, such as gold prices. The carrying value of pawn loans approximates the fair value.

Loans in default consist of short-term consumer loans originated by the Company which are in default status. An allowance for the defaulted loans receivable is established and is included in the loan loss provision in the

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements (continued)

period that the loan is placed in default status. The reserve is reviewed monthly and any change to the loan loss allowance as a result of historical loan performance, current and expected collection patterns and current economic trends is included with the Company’s loan loss provision. If the loans remain in a defaulted status for an extended period of time, typically 180 days, an allowance for the entire amount of the loan is recorded and the receivable is ultimately charged off. The unobservable inputs used to calculate the carrying value of loans in default include historical loss rates and the current collection patterns and current economic trends. The carrying value of loans in default approximates the fair value.

The outstanding borrowings under the Company’s Global Revolving Credit Facility and Scandinavian Credit Facilities are variable interest debt instruments and their carrying value approximates fair value.

The fair value of the 10.375% Senior notes, the 3.25% Senior convertible notes, the 2.875% Senior Convertible Notes, and the 3.00% Senior convertible notes are based on quoted market prices.

12.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and by the use of derivative financial instruments. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates, foreign exchange rates or commodity prices.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2012 and 2013, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Cash Flow Hedges of Multiple Risks

Prior to the Company’s refinancing activities in December 2009, the Company’s foreign subsidiaries in the United Kingdom and Canada had variable-rate term loan borrowings denominated in currencies other than the foreign subsidiaries’ functional currencies. To hedge these risks, the Company had entered into cross-currency interest rate swaps. These derivatives were originally designated as cash flow hedges of both interest rate and foreign exchange risks. As a result of prepaying all of the outstanding term loans in both the United Kingdom and Canada, the Company discontinued hedge accounting prospectively on its outstanding cross currency swaps. The Company continued to report a net loss related to the discontinued cash flow hedges in accumulated other comprehensive loss included in stockholders’ equity, and was subsequently reclassifying this amount into earnings as an adjustment to interest expense over the remaining original term of the derivative (October 2012). At June 30, 2013, the balance in accumulated other comprehensive income was fully amortized.

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

These cross-currency swaps are designated as cash flow hedges of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. For the year ended June 30, 2013, there was no ineffectiveness on these cash flow hedges.

As of June 30, 2013, the Company had the following outstanding derivatives:

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

As of June 30, 2013, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives:

Commodity Options	Number of Instruments	Notional (ounces of gold bullion)	Floor Price	Cap Price
Gold Collars (XAU/GBP)	4	4,750	£650-£850	£855-£1,137

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2012 and 2013 (in millions).

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives As of June 30, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$11.2

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$—	Derivatives	$—

	Asset Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$31.2	Derivatives	$—

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$0.1	Derivatives	$—

The tables below present the effects of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statements of operations for the years ended June 30, 2012 and 2013 (in millions):

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended June 30, 2012 and 2013
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended June 30, 2012:
Cross Currency Swaps	$(26.6)	Interest Expense	$(2.1)
		Unrealized foreign exchange gain (loss)	22.6

Total	$(26.6)		$20.5

Year Ended June 30, 2013:
Cross Currency Swaps	$28.0	Interest Expense	$(12.9)
		Unrealized foreign exchange gain (loss)	25.4

Total	$28.0		$12.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Commodity Risk (continued)

As of June 30, 2013, the Company anticipates reclassifying approximately $8.1 million of losses from accumulated other comprehensive income to earnings during the next twelve months.

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

As of June 30, 2013, the termination value of derivatives is a net asset position of $32.2 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statements of operations for the years ended June 30, 2012 and 2013 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012		2013
Commodity Options	Purchased gold costs	$(0.5)		$0.2
Cross Currency Swaps	Interest expense	(6.5	)(1)	(2.2	)(1)
	Income tax provision	1.7	(1)	0.6	(1)
	Gain on derivatives not designated as hedges	2.9		—

Total		$(2.4)		$(1.4)

(1)	Amounts reclassified out of accumulated other comprehensive income

13.	Income Taxes

A provision has not been made for the U.S. income tax liability associated with the undistributed earnings of non-U.S. subsidiaries. The Company’s intention is to reinvest these earnings indefinitely. As of June 30, 2012, there were $113.1 million in undistributed foreign earnings. As of June 30, 2013, there were $209.9 million in undistributed foreign earnings. While management presently does not intend to do so, upon repatriation of these earnings, the Company could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes (continued)

The Company’s U.S. and foreign income before income taxes for the years ended June 30, 2011, 2012 and 2013 are set forth below (in millions):

	June 30,
	2011	2012	2013
United States	$(10.7)	$(34.8)	$(43.6)
Foreign	113.1	130.5	71.8

Total	$102.4	$95.7	$28.2

The details of the Company’s income tax provision for the years ended June 30, 2011, 2012 and 2013 are set forth below (in millions):

		June 30,
		2011	2012	2013

Current:	U.S. Federal	$—	$(0.3)	$—
	Foreign	20.5	34.9	27.9
	State	0.1	0.5	0.6

	Total	$20.6	$35.1	$28.5
Deferred:	U.S. Federal and State	$7.3	$5.7	$4.3
	Foreign	10.8	3.0	(3.7)

	Total	$18.1	$8.7	$0.6

Total income tax provision		$38.7	$43.8	$29.1

Below is the reconciliation of income tax expense from the U.S. federal statutory rate to the Company’s effective tax rate for the years ended June 30, 2011, 2012 and 2013 (in millions):

	June 30,
	2011	2012	2013
Tax provision at federal statutory rate	$35.8	$33.5	$9.9
Add(deduct)
State tax provision	0.1	—	0.6
Convertible debt discount	2.9	3.2	3.1
Effect of foreign operations	(9.8)	(12.6)	(7.7)
Change in uncertain tax position related to transfer pricing	2.8	2.0	5.3
Other permanent differences	8.5	7.0	2.9
UK goodwill amortization	0.3	0.4	(0.1)
Valuation allowance	(1.9)	10.3	15.1

Tax provision at effective tax rate	$38.7	$43.8	$29.1

The Company provided a valuation allowance against all of its U.S. deferred tax assets at June 30, 2012 and 2013 which amounted to $84.7 million and $112.2 million, respectively. Because realization is not assured, the Company has not recorded the benefit of the deferred tax assets. The federal net operating loss carry forward available to offset future taxable income at June 30, 2013 was $73.0 million compared to $65.4 million at June 30, 2012. This increase was the result of additional net operating loss for the year ended June 30, 2013. The federal net operating loss carry forwards will begin to expire in 2025, if not utilized. Included in the federal net operating loss carryforwards is $2.7 million of potential tax benefits that, if realized, would be an increase to

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes (continued)

additional paid-in capital. The state net operating loss carryforwards available to offset future state taxable incomes at June 30, 2013 were $605 million compared to $579 million at June 30, 2012, comprised mostly of New York State, Pennsylvania, and California. The Company has foreign tax credit carryforwards of approximately $60.6 million, which will begin to expire in 2017 if not utilized. Included in the foreign tax credit carryforwards is $3.9 million of potential tax benefits that, if realized, would be an increase to additional paid-in capital. Additionally, in fiscal 2007 the Company recorded a valuation allowance of $1.1 million against a Canadian foreign currency loss. This valuation allowance was utilized in connection with the repayment of the 2006 term debt, in December 2009, but was replaced by a $1.0 million valuation allowance related to the Canadian cross-currency interest rate swap. This has been reduced by $0.5 million related to a June 30, 2010 adjustment, and then reduced to zero at June 30, 2012 due to the identification of future capital gains against which to offset the remaining loss.

The details of the Company’s deferred tax assets and liabilities as of June 30, 2011, 2012 and 2013 are set forth below (in millions):

	June 30,
	2011	2012	2013
Deferred tax assets
Allowance for loan losses	$1.9	$2.7	$4.5
Depreciation and amortization	6.7	25.1	37.2
Accrued compensation	5.7	6.5	9.0
Other accrued expenses	14.5	16.8	17.2
Net operating loss carryforwards	25.5	20.3	23.1
Foreign tax credit carryforwards	53.3	56.7	56.7
Foreign capital loss carryforwards	0.6	—	—
Foreign currency swaps	9.0	0.2	0.2
Other	3.8	3.7	3.0

Total deferred tax assets	121.0	132.0	150.9
Valuation Allowance	(88.3)	(84.7)	(114.0)

Net deferred tax asset	$32.7	$47.3	$36.9

Deferred tax liabilities
Amortization and other temporary differences	$(56.2)	$(62.3)	$(62.5)
Convertible debt discount	(11.4)	(25.3)	(19.3)

Total deferred tax liability	(67.6)	(87.6)	(81.8)

Net deferred tax liability	$(34.9)	$(40.3)	$(44.9)

The Company believes that its ability to utilize pre-2007 net operating losses in a given year will be limited to $9.0 million under Section 382 of the Internal Revenue Code, which the Company refers to as the Code, because of changes of ownership resulting from the June 2006 follow-on equity offering. In addition, any future debt or equity transactions may reduce the Company’s net operating losses or further limit its ability to utilize the net operating losses under the Code. The Company’s follow-on equity offering in April 2011 did not impact this limitation. The federal net operating loss carryforward as of June 30, 2013 is $73.0 million. The deferred tax asset related to excess foreign tax credits is also fully offset by a valuation allowance of $56.7 million.

At June 30, 2012 and 2013, the Company had $16.1 million and $20.7 million, respectively, of unrecognized tax benefits, primarily related to transfer pricing matters, which if recognized, would reduce the effective tax rate.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes (continued)

The tax years ending June 30, 2005 through 2013 remain open to examination by the taxing authorities in the United States, tax years ending June 30, 2009 through 2013 for the United Kingdom, tax years ending June 30, 2007 through 2013 for Canada, and tax years 2007 through 2013 for Sweden and Finland. The Canadian tax authorities have assessed tax for fiscal years ending June 30, 2006 through 2009, which we are contesting and for which a notice of objection has been filed. During the quarter ended December 31, 2011, the Canadian tax authorities proposed adjustments related to intercompany transfer pricing for the Canadian affiliate for the years ended June 30, 2006 through 2009. We have not agreed with these proposed transfer pricing adjustments and are contesting them through the administrative process. The Canadian affiliate is also under audit for transfer pricing for the years ended June 30, 2010 and June 30, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company had approximately $2.6 million of accrued interest related to uncertain tax positions which represents a $0.6 million increase from the prior year. The provision for unrecognized tax benefits, including accrued interest, is included in income taxes payable.

A reconciliation of the liability for uncertain tax positions for the years ended June 30, 2011, 2012 and 2013 follows (in millions):

	June 30,
	2011	2012	2013
Beginning balance	$10.3	$14.2	$16.1
Currency translation	0.8	(0.7)	(0.4)
Increases — current year positions	2.3	1.9	1.8
Increases — prior year positions	1.1	1.2	3.3
Decreases — prior year positions	(0.3)	(0.5)	—
Statute expired	—	—	(0.1)

Ending balance	$14.2	$16.1	$20.7

14.	Restructuring Activities

During the years ended June 30, 2011 and 2012, the Company recorded $0.9 million of store closing expense in each year related to closures of underperforming and overlapping stores primarily in the United States and Canada. All store closing expenses were paid as of June 30, 2012.

During the year ended June 30, 2013, the Company initiated a restructuring plan to better align its global retail and Internet platforms. The restructuring plan included workforce reductions as well as the closure of retail store locations and asset write-offs. For the year ended June 30, 2013, the Company incurred $7.1 million of costs associated with the restructuring plan, all of which are included in Other income (expense) on the consolidated statement of operations. The plan was substantially completed as of June 30, 2013.

Restructuring charges for the year ended June 30, 2013 were as follows (in millions):

	Europe Retail	Canada Retail	United States Retail	E-commerce	Other	Total
Workforce reductions	$0.8	$0.3	$—	$0.1	$3.1	$4.3
Store closures/exit costs	—	0.4	0.2	—	—	0.6
Asset impairments	—	0.2	0.1	1.9	—	2.2

Total	$0.8	$0.9	$0.3	$2.0	$3.1	$7.1

Of the $7.1 million incurred for restructuring during the year ended June 30, 2013, $0.9 million has been paid and $2.2 million of property and equipment has been written off, leaving an accrual of $4.0 million as of June 30, 2013. The Company expects the majority of this amount will be paid within one year.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments

The Company has various noncancelable operating leases for office and retail space and certain equipment with terms primarily ranging from one to five years, most of which contain standard optional renewal clauses. Total rent expense under operating leases amounted to $48.0 million, $59.1 million and $66.0 million for the years ended June 30, 2011, 2012 and 2013, respectively.

At June 30, 2013, future minimum lease payments for operating leases are as follows (in millions):

Year	Amount

2014	$60.6
2015	53.7
2016	44.7
2017	36.4
2018	27.0
Thereafter	61.1

Total	$283.5

16.	Contingent Liabilities

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

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Contingent Liabilities (continued)

Purported Canadian Class Actions (continued)

motions to enforce the arbitration clause and to stay the actions. NMM’s motions to compel arbitration and to stay the actions were dismissed. Money Mart appealed those decisions and in July 2013, the Court of Appeal dismissed NMM’s appeal. NMM is evaluating an appeal to the Supreme Court of Canada. To date, neither case has been certified as a class action. The Company is defending these actions vigorously.

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. In early February 2012, a separate action was filed against NMM and Dollar Financial Group, Inc. in Manitoba on behalf of a purported class of consumers which substantially overlaps with the purported class in the 2004 action. In April 2013, NMM filed a motion to enforce the arbitration/mediation terms in the second action. In July 2013, the Court denied the motion to compel arbitration. The Company is evaluating an appeal to the appellate court. The allegations in each of these actions are substantially similar to those in the Alberta Litigation and, to date, neither action has been certified as a class action. The Company intends to defend these actions vigorously.

As of June 30, 2013, an aggregate of approximately CAD 31.7 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 21.5 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at June 30, 2013 and additional accruals may be required in the future.

Other Canadian Litigation

In 2006, two former employees commenced companion actions against NMM and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. NMM and Dollar Financial Group, Inc. filed a motion for summary judgment that is scheduled for January 2014. The Company continues to defend these actions vigorously and believes it has meritorious defenses.

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMM’s attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. In December 2012, in response to the plaintiff’s failure to honor NMM’s request to meet and confer, NMM filed a motion with the Court asking that it impose a discovery plan on the parties to move the case along. In April 2013, the Court, rather than granting NMM’s motion, instructed the parties to meet and confer on a discovery plan. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Contingent Liabilities (continued)

Administrative Action by Consumer Financial Protection Agency

In 2012, the Consumer Financial Protection Bureau (“CFPB”), as part of its short-term lending supervision program, commenced an onsite review of the Company’s U.S. lending operations. CFPB announced that it planned to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed its exam in fiscal year 2013. In July 2013, personnel for the Company’s US lending operations met with the CFPB to discuss a process for meeting certain compliance and reporting standards as cited in the CFPB’s examination report.

The CFPB performed an examination of DFS during the fiscal year ended June 30, 2013. As a result of this examination, DFS was informed by the CFPB that it intended to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS cooperated in the CFPB examination, and sought to negotiate a consent order (without admitting or denying any violations) resolving the matter. It was expected that any consent order would provide for additional MILES program disclosures and other changes and would include a restitution fund for certain MILES program customers. In June, DFS agreed to provide, and the CFPB agreed to accept, a $3.3 million “redress” fund for affected DFS customers. DFS signed its Consent Order and Stipulation with the CFPB on June 25, 2013. In July, DFS met with the CFPB to discuss the process for meeting certain compliance management system requirements as agreed to in its Consent Order.

17.	Segment Information

Through the third quarter of the fiscal year ended June 30, 2013, the Company had been organized based on geographic location and the types of products and services offered. Under this structure, the Company had three reportable segments: Europe, Canada and the United States. The Company’s Chief Operating Decision Maker (CODM) evaluated performance and allocated resources based upon review of the segment information.

During the fourth quarter of the year ended June 30, 2013, the Company implemented changes in its operating segments resulting from changes in the processes employed for allocating resources across the Company and reviewing operating results to assess performance by its CODM. These changes, which resulted in part from the reorganization of the Company’s business operations that were initiated during the third quarter of fiscal 2013, were fully implemented in the fourth quarter of fiscal year 2013 to align the Company’s operating and reportable segments with how the Company manages the business and view the markets the Company serves.

The Company reports its financial performance based on the following four reportable segments: Europe Retail, Canada Retail, United States Retail and E-commerce. The Europe Retail reportable segment includes the Company’s UK Retail and Europe Retail operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar long-term economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reportable segment. As required by ASC Topic 280, all segment information for the fiscal years ended June 30, 2011 and 2012 have been recast to conform to the current segment composition.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information (continued)

The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reportable segments.

(In millions)

	Europe Retail	Canada Retail	United States Retail	E-Commerce	Other	Total
2011
Total assets	$534.5	$464.5	$261.1	$258.7	$142.7	$1,661.5
Goodwill and other intangibles, net	175.1	235.1	206.0	208.9	106.9	932.0
Capital expenditures	23.2	8.1	0.4	3.3	6.4	41.4
Sales to unaffiliated customers:
Consumer lending	110.9	169.9	61.6	86.8	—	429.2
Check cashing	29.6	73.4	41.1	—	—	144.1
Pawn service fees and sales	48.0	—	—	—	—	48.0
Money transfer fees	8.1	19.2	4.8	—	—	32.1
Gold sales	29.3	14.7	2.5	—	—	46.5
Other	21.5	32.6	12.2	0.5	21.7	88.5

Total sales to unaffiliated customers	247.4	309.8	122.2	87.3	21.7	788.4
Operating margin	83.4	153.9	32.3	25.9	11.7	307.2
Provision for loan losses	15.5	19.6	7.3	31.2	—	73.6
Depreciation and amortization	9.0	7.7	2.6	3.7	8.4	31.4
Interest expense, net	7.6	65.2	—	0.6	17.4	90.8
Unrealized foreign exchange loss (gain)	2.0	(51.7)	—	—	2.7	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	—	39.3
(Proceeds from) provision for litigation settlements	—	(3.9)	—	—	0.2	(3.7)
Loss (gain) on store closings	—	0.6	0.4	—	(0.1)	0.9
Other expense (income), net	7.0	(2.3)	(0.9)	—	2.0	5.8
Income (loss) before income taxes	30.4	60.0	10.8	22.7	(21.5)	102.4
Income tax provision	11.7	13.4	7.2	6.2	0.2	38.7

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information (continued)

(In millions)

	Europe Retail	Canada Retail	United States Retail	E-Commerce	Other	Total
2012
Total assets	$598.4	$429.1	$266.1	$324.8	$131.2	$1,749.6
Goodwill and other intangibles, net	176.6	230.7	206.0	216.1	73.4	902.8
Capital expenditures	32.0	10.0	1.9	6.2	6.6	56.7
Sales to unaffiliated customers:
Consumer lending	144.9	176.6	64.7	259.7	—	645.9
Check cashing	27.4	74.3	37.0	—	—	138.7
Pawn service fees and sales	80.8	0.1	—	—	—	80.9
Money transfer fees	10.9	22.3	5.2	—	—	38.4
Gold sales	52.0	13.8	5.1	—	—	70.9
Other	27.8	34.2	12.7	0.1	12.1	86.9

Total sales to unaffiliated customers	343.8	321.3	124.7	259.8	12.1	1,061.7
Operating margin	102.3	163.4	33.1	84.4	4.1	387.3
Provision for loan losses	27.5	16.6	8.6	78.8	—	131.5
Depreciation and amortization	12.1	9.2	2.4	15.6	9.1	48.4
Interest expense, net	24.3	68.6	—	0.3	9.6	102.8
Goodwill and other intangible assets impairment charge	—	—	—	—	27.7	27.7
Unrealized foreign exchange (gain) loss	(0.5)	12.0	—	—	—	11.5
Gain on derivatives not designated as hedges	—	(2.9)	—	—	—	(2.9)
Provision for litigation settlements	0.1	0.1	3.9	—	—	4.1
Loss on store closings	0.1	0.4	0.3	—	0.1	0.9
Other expense (income), net	1.5	(1.7)	0.1	—	1.4	1.3
Income (loss) before income taxes	23.0	36.4	12.7	71.0	(47.5)	95.6
Income tax provision	7.3	13.5	5.9	17.0	0.1	43.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information (continued)

(In millions)

	Europe Retail	Canada Retail	United States Retail	E-Commerce	Other	Total
2013
Total assets	$615.9	$418.9	$268.4	$330.5	$88.0	$1,721.7
Goodwill and other intangibles, net	195.8	231.7	206.0	199.7	33.2	866.4
Capital expenditures	25.5	7.5	0.8	3.0	6.3	43.1
Sales to unaffiliated customers:
Consumer lending	171.2	190.7	68.0	298.4	—	728.3
Check cashing	23.4	70.5	34.1	—	—	128.0
Pawn service fees and sales	81.6	0.3	—	—	—	81.9
Money transfer fees	10.9	21.3	4.5	—	—	36.7
Gold sales	50.8	9.5	3.0	—	—	63.3
Other	33.2	30.6	12.9	0.3	7.1	84.1

Total sales to unaffiliated customers	371.1	322.9	122.5	298.7	7.1	1,122.3
Operating margin	89.8	159.5	30.3	55.7	(1.3)	334.0
Provision for loan losses	41.9	20.1	10.8	108.3	—	181.1
Depreciation and amortization	16.2	9.1	2.0	16.2	7.6	51.1
Interest expense, net	41.3	69.9	—	(2.3)	11.0	119.9
Goodwill and other intangible assets impairment charge	—	—	—	—	36.4	36.4
Unrealized foreign exchange (gain) loss	(1.6)	0.5	—	—	(0.1)	(1.2)
Provision for litigation settlements	—	0.1	2.7	—	—	2.8
Loss on store closings	0.5	0.3	0.3	—	—	1.1
Other expense (income), net	2.0	(0.8)	0.1	2.4	9.0	12.7
Income (loss) before income taxes	(2.2)	43.3	10.3	30.7	(53.9)	28.2
Income tax provision	2.9	13.9	4.8	7.4	0.1	29.1

	Fiscal year ended June 30, (In millions)
	2011	2012	2013
Revenue
United Kingdom	$307.1	$509.1	$559.7
Canada	310.6	326.3	333.1
United States	143.9	136.8	129.7
Other Europe	26.8	89.5	99.8

Total	$788.4	$1,061.7	$1,122.3

Property and equipment, net
United Kingdom	$46.2	$64.8	$65.8
Canada	30.8	30.8	29.0
United States	17.0	19.5	19.9
Other Europe	4.2	5.5	8.1

Total	$98.2	$120.6	$122.8

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2012 and 2013 and the condensed consolidating statements of operations and cash flows for the years ended June 30, 2011, 2012 and 2013 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss)

Year ended June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$170.7	$61.6	$196.9	$—	$429.2
Check cashing	—	73.4	41.1	29.6	—	144.1
Other	—	66.5	41.2	107.4	—	215.1

Total revenues	—	310.6	143.9	333.9	—	788.4

Operating expenses:
Salaries and benefits	—	63.1	50.3	66.5	—	179.9
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Occupancy	—	18.3	13.1	19.6	—	51.0
Purchased gold costs	—	8.8	1.5	20.7	—	31.0
Depreciation	—	6.0	2.8	8.0	—	16.8
Other	—	40.7	24.7	63.5	—	128.9

Total operating expenses	—	156.8	99.7	224.7	—	481.2

Operating margin	—	153.8	44.2	109.2	—	307.2

Corporate and other expenses:
Corporate expenses	—	23.3	61.6	19.2	—	104.1
Intercompany charges	—	21.9	(36.9)	15.0	—	—
Other depreciation and amortization	—	1.7	8.2	4.7	—	14.6
Interest expense, net	13.7	65.1	3.8	8.2	—	90.8
Unrealized foreign exchange (gain) loss	—	(51.7)	2.7	2.0	—	(47.0)
Loss on derivatives not designated as hedges	—	39.3	—	—	—	39.3
(Proceeds from) provision for litigation settlements	—	(3.9)	0.2	—	—	(3.7)
Loss on store closings	—	0.5	0.3	0.1	—	0.9
Other expense (income), net	—	0.2	(1.3)	6.9	—	5.8

(Loss) income before income taxes	(13.7)	57.4	5.6	53.1	—	102.4
Income tax provision	—	13.4	7.4	17.9	—	38.7

Net (loss) income	(13.7)	44.0	(1.8)	35.2	—	63.7
Less: Net loss attributable to non-controlling interests	—	—	—	(0.5)	—	(0.5)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	44.0	—	—	—	(44.0)	—
Guarantors	(1.8)	—	—	—	1.8	—
Non-guarantors	35.7	—	—	—	(35.7)	—

Net income (loss) attributable to DFC Global Corp.	$64.2	$44.0	$(1.8)	$35.7	$(77.9)	$64.2

Other comprehensive (loss) income	—	(12.4)	(2.0)	19.2	—	4.8

Total comprehensive income (loss)	$64.2	$31.6	$(3.8)	$54.9	$(77.9)	$69.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2011

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$64.2	44.0	(1.8)	35.2	(77.9)	$63.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(77.9)	—	—	—	77.9	—
Depreciation and amortization	0.4	10.5	11.9	12.7	—	35.5
Change in fair value of derivatives not designated as hedges	—	20.7	—	—	—	20.7
Provision for loan losses	—	19.9	7.3	46.4	—	73.6
Non-cash stock compensation	4.6	—	—	—	—	4.6
Losses (gains) on disposal of fixed assets	—	0.3	(0.2)	—	—	0.1
Unrealized foreign exchange (gain) loss	—	(52.0)	—	4.6	—	(47.4)
Deferred tax provision	—	9.3	7.4	0.1	—	16.8
Accretion of debt discount and deferred issuance costs	8.4	6.9	—	—	—	15.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivables	—	—	—	(5.6)	—	(5.6)
Increase in finance and service charges receivable	—	(3.2)	(1.7)	(12.4)	—	(17.3)
(Increase) decrease in other receivables	—	(1.4)	0.1	(4.8)	—	(6.1)
Decrease (increase) in prepaid expenses and other	—	0.1	(2.8)	(3.8)	—	(6.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1.0	(30.8)	3.2	(9.1)	—	(35.7)
Intercompany advances	—	(0.3)	(12.4)	12.7	—	—

Net cash provided by operating activities	0.7	24.0	11.0	76.0	—	111.7
Cash flows from investing activities:
Net increase in consumer loans	—	(16.4)	(7.3)	(54.0)	—	(77.7)
Originations of pawn loans	—	—	—	(115.8)	—	(115.8)
Repayment of pawn loans	—	—	—	98.7	—	98.7
Acquisitions, net of cash acquired	—	(36.3)	1.4	(244.4)	—	(279.3)
Additions to property and equipment	—	(8.1)	(6.8)	(26.5)	—	(41.4)
Intercompany advances	(139.7)	(125.4)	(130.9)	—	396.0	—

Net cash used in investing activities	(139.7)	(186.2)	(143.6)	(342.0)	396.0	(415.5)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3.2	—	—	—	—	3.2
Proceeds from offering of common stock, net	130.2	—	—	—	—	130.2
Net increase in revolving credit facilities	—	—	6.5	59.5	—	66.0
Payment of contingent consideration and acquisition installment payments	—	—	—	(9.9)	—	(9.9)
Payment of debt issuance and other costs	0.2	(2.8)	—	(2.4)	—	(5.0)
Intercompany advances	—	25.5	131.0	239.5	(396.0)	—

Net cash provided by financing activities	133.6	22.7	137.5	286.7	(396.0)	184.5
Effect of exchange rate changes on cash and cash equivalents	—	16.1	—	0.9	—	17.0

Net (decrease) increase in cash and cash equivalents	(5.4)	(123.4)	4.9	21.6	—	(102.3)
Cash and cash equivalents balance-beginning of year	5.4	218.6	18.3	49.0	—	291.3

Cash and cash equivalents balance-end of year	$—	$95.2	$23.2	$70.6	$—	$189.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets

June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.3	$96.2	$35.2	$92.3	$—	$224.0
Consumer loans, net	—	37.9	22.9	125.8	—	186.6
Pawn loans, net	—	0.3	—	153.6	—	153.9
Loans in default, net	—	3.9	0.4	25.3	—	29.6
Other receivables	0.3	7.9	4.5	21.3	—	34.0
Prepaid expenses and other current assets	—	5.6	8.3	36.1	—	50.0

Total current assets	0.6	151.8	71.3	454.4	—	678.1
Deferred tax asset	—	4.1	—	0.8	—	4.9
Intercompany receivables	582.9	—	—	—	(582.9)	—
Property and equipment, net	—	30.8	19.5	70.3	—	120.6
Goodwill and other intangibles	—	230.7	279.9	392.2	—	902.8
Debt issuance costs, net	7.4	11.9	1.8	1.1	—	22.2
Investment in subsidiaries	195.7	457.1	124.3	—	(777.1)	—
Other	—	0.8	20.2	—	—	21.0

Total Assets	$786.6	$887.2	$517.0	$918.8	$(1,360.0)	$1,749.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.6	$16.5	$14.9	$20.1	$—	$52.1
Income taxes payable	—	—	1.4	14.3	—	15.7
Accrued expenses and other liabilities	2.4	29.2	34.5	33.8	—	99.9
Debt due within one year	43.4	—	22.0	8.3	—	73.7

Total current liabilities	46.4	45.7	72.8	76.5	—	241.4
Fair value of derivatives	—	6.9	—	4.3	—	11.2
Long-term deferred tax liability	—	—	31.2	14.2	—	45.4
Long-term debt	278.9	597.4	—	62.6	—	938.9
Intercompany payables	—	21.7	192.7	368.5	(582.9)	—
Other non-current liabilities	—	25.5	21.1	5.9	—	52.5

Total liabilities	325.3	697.2	317.8	532.0	(582.9)	1,289.4

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	461.3	190.0	199.2	329.6	(718.8)	461.3
Non-controlling interest	—	—	—	(1.1)	—	(1.1)

Total stockholders’ equity	461.3	190.0	199.2	328.5	(718.8)	460.2

Total Liabilities and Stockholders’ Equity	$786.6	$887.2	$517.0	$918.8	$(1,360.0)	$1,749.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss)

Year ended June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$181.5	$64.8	$399.6	$—	$645.9
Check cashing	—	74.3	37.0	27.4	—	138.7
Other	—	70.5	35.0	171.6	—	277.1

Total revenues	—	326.3	136.8	598.6	—	1,061.7

Operating expenses:
Salaries and benefits	—	64.8	48.7	107.9	—	221.4
Provision for loan losses	—	18.8	8.6	104.1	—	131.5
Occupancy	—	21.1	13.0	27.6	—	61.7
Purchased gold costs	—	8.4	3.1	45.4	—	56.9
Depreciation	—	5.8	2.6	13.7	—	22.1
Other	—	42.4	23.6	114.8	—	180.8

Total operating expenses	—	161.3	99.6	413.5	—	674.4

Operating margin	—	165.0	37.2	185.1	—	387.3

Corporate and other expenses:
Corporate expenses	2.4	20.5	70.1	27.0	—	120.0
Intercompany charges	—	26.5	(52.6)	26.1	—	—
Other depreciation and amortization	—	3.4	8.9	14.0	—	26.3
Interest expense, net	14.6	72.2	(5.0)	21.0	—	102.8
Goodwill and other intangible assets impairment charges	—	—	27.7	—	—	27.7
Unrealized foreign exchange loss (gain)	—	12.0	—	(0.5)	—	11.5
Gain on derivatives not designated as hedges	—	(2.9)	—	—	—	(2.9)
Provision for litigation settlements	—	0.1	3.9	0.1	—	4.1
Loss on store closings	—	0.4	0.4	0.1	—	0.9
Other expense (income), net	—	1.4	(1.8)	1.7	—	1.3

(Loss) income before income taxes	(17.0)	31.4	(14.4)	95.6	—	95.6
Income tax provision	—	13.5	5.9	24.4	—	43.8

Net (loss) income	(17.0)	17.9	(20.3)	71.2	—	51.8
Less: Net loss attributable to non-controlling interests	—	—	—	(0.6)	—	(0.6)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	17.9	—	—	—	(17.9)	—
Guarantors	(20.3)	—	—	—	20.3	—
Non-guarantors	71.8	—	—	—	(71.8)	—

Net income (loss) attributable to DFC Global Corp.	$52.4	$17.9	$(20.3)	$71.8	$(69.4)	$52.4

Other comprehensive loss	—	(2.8)	(6.3)	(27.8)	—	(36.9)

Total comprehensive income (loss)	$52.4	$15.1	$(26.6)	$44.0	$(69.4)	$15.5

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2012

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$52.4	$17.9	$(20.3)	$71.2	$(69.4)	$51.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(69.4)	—	—	—	69.4	—
Depreciation and amortization	0.7	12.4	12.4	28.1	—	53.6
Goodwill and other intangible assets impairment charges	—	—	27.7	—	—	27.7
Change in fair value of derivatives not designated as hedges	—	(17.7)	—	—	—	(17.7)
Provision for loan losses	—	18.8	8.6	104.1	—	131.5
Non-cash stock compensation	7.2	—	—	—	—	7.2
Losses on disposal of fixed assets	—	0.1	0.5	0.2	—	0.8
Unrealized foreign exchange loss (gain)	—	12.0	—	(0.5)	—	11.5
Deferred tax provision	—	6.7	5.7	(2.0)	—	10.4
Accretion of debt discount and deferred issuance costs	11.0	6.9	—	—	—	17.9
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(5.5)	—	(5.5)
Increase in finance and service charges receivable	—	(2.6)	(0.5)	(14.9)	—	(18.0)
Decrease (increase) in other receivables	—	8.7	(0.8)	(9.0)	—	(1.1)
Decrease (increase) in prepaid expenses and other	—	0.1	(5.0)	(7.3)	—	(12.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.9	(13.1)	7.8	22.2	—	17.8
Intercompany advances	(3.5)	2.4	(1.4)	2.5	—	—

Net cash (used in) provided by operating activities	(0.7)	52.6	34.7	189.1	—	275.7
Cash flows from investing activities:
Net increase in consumer loans	—	(19.0)	(8.1)	(114.8)	—	(141.9)
Originations of pawn loans	—	—	—	(279.7)	—	(279.7)
Repayment of pawn loans	—	—	—	262.1	—	262.1
Acquisitions, net cash acquired	—	(10.2)	—	(76.9)	—	(87.1)
Additions to property and equipment	—	(10.0)	(8.5)	(38.2)	—	(56.7)
Intercompany advances	(186.7)	37.0	(7.2)	—	156.9	—

Net cash (used in) provided by investing activities	(186.7)	(2.2)	(23.8)	(247.5)	156.9	(303.3)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.7	—	—	—	—	2.7
Proceeds from convertible debt	230.0	—	—	—	—	230.0
Proceeds from issuance of debt	—	—	—	10.6	—	10.6
Net increase (decrease) in revolving credit facilities	—	—	15.5	(68.1)	—	(52.6)
Termination of cross currency swaps	—	(55.7)	—	—	—	(55.7)
Proceeds from issuance of warrants	30.3	—	—	—	—	30.3
Purchase of call spread option	(50.3)	—	—	—	—	(50.3)
Repurchase of common stock	(15.9)	—	—	—	—	(15.9)
Payment of contingent consideration and acquisition installment payments	—	—	—	(17.6)	—	(17.6)
Payment of debt issuance and other costs	(9.1)	0.2	(1.1)	0.8	—	(9.2)
Intercompany advances	—	12.9	(13.3)	157.3	(156.9)	—

Net cash provided by (used in) financing activities	187.7	(42.6)	1.1	83.0	(156.9)	72.3
Effect of exchange rate changes on cash and cash equivalents	—	(6.8)	—	(2.9)	—	(9.7)

Net increase in cash and cash equivalents	0.3	1.0	12.0	21.7	(0)	35.0
Cash and cash equivalents balance-beginning of year	—	95.2	23.2	70.6	—	189.0

Cash and cash equivalents balance-end of year	$0.3	$96.2	$35.2	$92.3	$(0)	$224.0

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Balance Sheets

June 30, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.9	$63.9	$25.4	$106.0	$—	$196.2
Consumer loans, net	—	40.1	25.7	124.4	—	190.2
Pawn loans, net	—	0.9	—	153.5	—	154.4
Loans in default, net	—	4.5	—	26.7	—	31.2
Other receivables	—	8.4	8.8	13.0	—	30.2
Prepaid expenses and other current assets	—	5.0	9.7	46.8	—	61.5

Total current assets	0.9	122.8	69.6	470.4	—	663.7
Fair value of derivatives	—	27.5	—	3.7	—	31.2
Intercompany receivables	516.7	64.6	—	—	(581.3)	—
Property and equipment, net	—	29.0	19.7	74.1	—	122.8
Goodwill and other intangibles	—	231.7	239.7	395.0	—	866.4
Debt issuance costs, net	5.9	8.6	1.5	0.6	—	16.6
Investment in subsidiaries	241.6	467.2	184.7	—	(893.5)	—
Other	—	0.9	19.9	0.2	—	21.0

Total Assets	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$0.3	$17.7	$11.4	$23.3	$—	$52.7
Income taxes payable	—	14.3	1.1	2.3	—	17.7
Accrued expenses and other liabilities	3.0	37.2	27.1	25.9	—	93.2
Current portion of long-term debt	—	25.0	25.0	17.0	—	67.0

Total current liabilities	3.3	94.2	64.6	68.5	—	230.6
Long-term deferred tax liability	—	3.1	37.2	9.5	—	49.8
Long-term debt	331.1	597.9	—	46.0	—	975.0
Intercompany payables	—	—	187.7	393.6	(581.3)	—
Other non-current liabilities	—	10.4	20.6	4.6	—	35.6

Total liabilities	334.4	705.6	310.1	522.2	(581.3)	1,291.0

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total Liabilities and Stockholders’ Equity	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss)

Year ended June 30, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$200.7	$68.0	$459.6	$—	$728.3
Check cashing	—	70.5	34.1	23.4	—	128.0
Other	—	62.0	27.5	176.5	—	266.0

Total revenues	—	333.2	129.6	659.5	—	1,122.3

Operating expenses:
Salaries and benefits	—	67.7	47.4	123.5	—	238.6
Provision for loan losses	—	23.1	10.8	147.2	—	181.1
Occupancy	—	21.6	12.8	34.5	—	68.9
Purchased gold costs	—	5.8	1.8	43.6	—	51.2
Depreciation	—	6.5	2.2	17.7	—	26.4
Other	—	43.9	24.5	153.7	—	222.1

Total operating expenses	—	168.6	99.5	520.2	—	788.3

Operating margin	—	164.6	30.1	139.3	—	334.0

Corporate and other expenses:
Corporate expenses	—	21.4	59.4	28.6	—	109.4
Intercompany charges	—	22.1	(53.5)	31.4	—	—
Other depreciation and amortization	—	2.7	7.4	14.6	—	24.7
Interest expense, net	13.4	75.6	(2.4)	33.3	—	119.9
Goodwill and other intangible assets impairment charge	—	—	36.4	—	—	36.4
Unrealized foreign exchange loss (gain)	—	0.5	(0.1)	(1.6)	—	(1.2)
Provision for litigation settlements	—	0.1	2.7	—	—	2.8
Loss on store closings	—	0.3	0.3	0.5	—	1.1
Other expense (income), net	0.3	1.8	6.4	4.2	—	12.7

(Loss) income before income taxes	(13.7)	40.1	(26.5)	28.3	—	28.2
Income tax provision	—	13.8	4.9	10.4	—	29.1

Net (loss) income	(13.7)	26.3	(31.4)	17.9	—	(0.9)
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	26.3	—	—	—	(26.3)	—
Guarantors	(31.4)	—	—	—	31.4	—
Non-guarantors	18.1	—	—	—	(18.1)	—

Net (loss) income attributable to DFC Global Corp.	$(0.7)	$26.3	$(31.4)	$18.1	$(13.0)	$(0.7)

Other comprehensive income (loss)	—	20.4	(2.0)	(4.1)	—	14.3

Total comprehensive (loss) income	$(0.7)	$46.7	$(33.4)	$14.0	$(13.0)	$13.6

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsidiary Guarantor Financial Information (continued)

Consolidating Condensed Statements Of Cash Flows

Year Ended June 30, 2013

(In millions)

	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(0.7)	26.3	(31.4)	17.9	$(13.0)	$(0.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(13.0)	—	—	—	13.0	—
Depreciation and amortization	1.7	12.2	10.5	32.8	—	57.2
Goodwill and other intangible assets impairment charge	—	—	36.4	—	—	36.4
Provision for loan losses	—	23.1	10.8	147.2	—	181.1
Non-cash stock compensation	9.9	—	—	—	—	9.9
Loss on disposal of fixed assets	—	0.7	0.9	2.6	—	4.2
Unrealized foreign exchange loss (gain)	—	0.5	(0.1)	(1.6)	—	(1.2)
Deferred tax provision	—	2.5	4.3	(6.2)	—	0.6
Accretion of debt discount and deferred issuance costs	17.4	2.7	—	—	—	20.1
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loans fees and service charges receivable	—	(0.1)	—	(2.2)	—	(2.3)
Increase in finance and service charges receivable	—	(4.0)	(1.7)	(21.0)	—	(26.7)
Decrease (increase) in other receivables	0.3	(0.8)	(4.4)	7.6	—	2.7
Decrease (increase) in prepaid expenses and other	—	0.3	0.7	(1.8)	—	(0.8)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	0.1	7.5	(13.4)	(9.8)	—	(15.6)
Intercompany advances	(0.4)	(3.5)	10.4	(6.5)	—	—

Net cash provided by operating activities	15.3	67.4	23.0	159.0	—	264.7
Cash flows from investing activities:
Net increase in consumer loans	—	(23.0)	(11.5)	(121.7)	—	(156.2)
Originations of pawn loans	—	(1.2)	—	(298.4)	—	(299.6)
Repayment of pawn loans	—	0.5	—	296.7	—	297.2
Acquisitions, net of cash acquired	—	(10.0)	—	(33.3)	—	(43.3)
Additions to property and equipment	—	(7.5)	(7.1)	(28.5)	—	(43.1)
Intercompany advances	46.7	(65.0)	49.9	—	(31.6)	—

Net cash provided by (used in) in investing activities	46.7	(106.2)	31.3	(185.2)	(31.6)	(245.0)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1.7	—	—	—	—	1.7
Net increase (decrease) in revolving credit facilities	—	25.5	3.0	(9.6)	—	18.9
Repurchase of common stock	(54.4)	—	—	—	—	(54.4)
Purchase of 2.875% Senior Convertible Notes due 2027	(8.6)	—	—	—	—	(8.6)
Payment of contingent consideration and acquisition installment payments	—	—	—	(3.9)	—	(3.9)
Payment of debt issuance and other costs	(0.1)	—	(0.5)	—	—	(0.6)
Intercompany advances	—	(17.9)	(66.6)	52.9	31.6	—

Net cash (used in) provided by financing activities	(61.4)	7.6	(64.1)	39.4	31.6	(46.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.1)	—	0.5	—	(0.6)

Net increase (decrease) in cash and cash equivalents	0.6	(32.3)	(9.8)	13.7	—	(27.8)
Cash and cash equivalents balance-beginning of year	0.3	96.2	35.2	92.3	—	224.0

Cash and cash equivalents balance-end of year	$0.9	$63.9	$25.4	$106.0	$—	$196.2

DFC GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Operating Results

Summarized quarterly financial data for the fiscal years ended June 30, 2013 and 2012 are as follows:

	Three Months Ended						Year Ended June 30
	September 30	December 31	March 31		June 30
	(Unaudited)
	(In millions except per share data)
Fiscal 2013:
Revenues	$276.7	$292.9	$283.6		$269.1		$1,122.3
Income (loss) before income taxes	$17.2 (1)	$30.8	$(35.7	)(1)	$15.9	(1)	$28.2
Net income (loss) attributable to DFC Global Corp.	$8.6 (1)	$19.7	$(36.4	)(1)	$7.4	(1)	$(0.7)
Basic earnings (loss) per share	$0.20	$0.46	$(0.86)		$0.18		$(0.02)
Diluted earnings (loss) per share	$0.19	$0.45	$(0.86)		$0.18		$(0.02)
Fiscal 2012:
Revenues	$261.6	$263.4	$270.0		$266.7		$1,061.7
Income before income taxes	$8.9	$38.5	$41.0		$7.2	(2)	$95.6
Net (loss) income attributable to DFC Global Corp.	$(1.8)	$26.6	$31.8		$(4.2	)(2)	$52.4
Basic (loss) earnings per share	$(0.04)	$0.61	$0.72		$(0.09)		$1.20
Diluted (loss) earnings per share	$(0.04)	$0.59	$0.70		$(0.09)		$1.16

(1)	The fiscal quarters ended September 30, 2012, March 31, 2013 and June 30, 2013 include goodwill and other intangible asset impairment charges of $5.5 million, $31.1 million and ($0.2) million related to DFS, respectively.

(2)	Includes a goodwill and other intangible asset impairment charge of $27.7 million related to DFS.

20.	Subsequent Events

In July 2013, the Company began making repurchases of its common stock under its previously announced stock repurchase plan. On August 21, 2013, the Company’s Board of Directors authorized an additional 5,000,000 shares that the Company can repurchase on a discretionary basis in future periods. Between July 1, 2013 and August 27, 2013, the Company repurchased 642,822 shares of its common stock for an aggregate price of $9.0 million.

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

The Company acquired Express Credit Amanet, S.R.L. (Express Credit) in May 2013, and as a result, assets acquired and liabilities assumed in the acquisition have been included in the Company’s consolidated balance sheet at June 30, 2013. Express Credit’s total assets represented 1.1% of the Company’s consolidated total assets at June 30, 2013. Express Credit’s net income of $0.1 million for the period from acquisition to June 30, 2013 was included in the Company’s consolidated statement of operations for the year ended June 30, 2013. Because of the timing of the acquisition, the internal controls over financial reporting of Express Credit was excluded from a formal evaluation of effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

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

(a)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Executive Officers and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Practices and Structure of the Board of Directors” in our definitive proxy statement for our 2013 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2013 Proxy Statement”).

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

We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Officers and Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information required by this Item from the information set forth under the caption “Securities Ownership” in our 2013 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans As of June 30, 2013:

The following table sets forth, as of June 30, 2013, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation Plans approved by Stockholders:
Options	3,080,697	$13.27		4,882,017	(a)
Restricted Shares/Restricted Stock Unit Awards	499,565	(b	)	(a	)
Equity compensation Plans not approved by Stockholders	—	—		—
Total	3,580,262	$13.27		4,882,017

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

We incorporate by reference the information required by this Item from the information set forth under the captions “Practices and Structure of the Board of Directors” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2013 Proxy Statement.

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

(3) Exhibits.

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, by and among CCS Financial Services, Inc., Allen Eager, the Allen Eager Revocable Trust, Paul P. Hauser, Barry E. Hershman, and the Barry E. Hershman Revocable Trust and Check Mart of Florida, Inc., dated October 11, 2007(8)

2.2	Purchase Agreement dated as of October 28, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(13)

2.3	Amendment to Purchase Agreement dated as of December 23, 2009 by and among Dollar Financial Corp., Military Financial Services, LLC, Southfield Partners, LLC, Joseph S. Minor, Don Jacobs, Larry Mountford and Robert Nelson(14)

2.4	Stock Purchase Agreement dated December 2, 2010 between NSF Nordic Special Finance AB and Dollar Financial U.K. Limited(16)

2.5	Share Purchase Agreement dated December 31, 2010 among Dollar Financial U.K. Limited, Dollar Financial Corp., CCRT International Holdings B.V. and CompuCredit Holdings Corporation(19)

3.1(a)	Amended and Restated Certificate of Incorporation of DFC Global Corp. (formerly Dollar Financial Corp.), as amended(22)

3.1(b)	Amended and Restated Bylaws of DFC Global Corp. (formerly known as Dollar Financial Corp.), as amended(22)

4.1	Indenture dated June 27, 2007, between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 2.875% Senior Convertible Notes due 2027(5)

4.2	Registration Rights Agreement dated June 27, 2007 by and among Dollar Financial Corp. and Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc., as representatives of the initial purchasers(5)

4.3	Indenture dated December 23, 2009 between Dollar Financial Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.00% Senior Convertible Notes due 2028(14)

4.4	Indenture dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and U.S. Bank National Association, as trustee, governing the terms of the 10.375% Senior Notes due 2016(14)

4.5	Registration Rights Agreement dated December 23, 2009 by and among National Money Mart Company, Dollar Financial Corp. and the guarantors party thereto and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers(14)

4.6	Supplemental Indenture dated December 2, 2010 among DFG Acquisition Services, Inc., Military Financial Services, LLC, Dealers’ Financial Services, LLC and U.S. Bank National Association, as trustee(17)

4.7	Guarantee dated December 2, 2010 executed by DFG Acquisition Services, Inc., Military Financial Services, LLC and Dealers’ Financial Services, LLC(17)

Exhibit No.	Description of Document

4.8	Supplemental Indenture dated February 25, 2011 between Dollar Financial U.S., Inc. and U.S. Bank National Association, as trustee(20)

4.9	Guarantee dated February 25, 2011 executed by Dollar Financial U.S., Inc.(20)

10.1	Second Amended and Restated Credit Agreement dated as of March 3, 2011 among Dollar Financial Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders(18)

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of December 23, 2011 among DFC Global Corp., Dollar Financial Group, Inc., National Money Mart Company, Dollar Financial U.K. Limited and Instant Cash Loans Limited, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and as Security Trustee, and a syndicate of lenders(25)

10.3	Second Amendment to the Second Amended and Restated Credit Agreement dated December 31, 2012 among DFC Global Corp., certain subsidiaries of DFC Global Corp. parties thereto, Wells Fargo Bank, National Association and the lenders parties thereto(27)

10.4	Third Amendment to the Second Amended and Restated Credit Agreement dated June 25, 2013 among DFC Global Corp., certain subsidiaries of DFC Global Corp. parties thereto, Wells Fargo Bank, National Association and the lenders parties thereto(28)

10.5	Second Amended and Restated Stockholders Agreement, dated as of November 13, 2003, by and among Green Equity Investors II, L.P., Stone Street Fund 1998, L.P. Bridge Street Fund 1998, GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Ares Leveraged Investment Fund, L.P. a Delaware limited partnership, Ares Leveraged Investment Fund II, L.P., a Delaware limited partnership, C.L. Jeffrey, Sheila Jeffrey, certain signatories thereto and DFG Holdings, Inc.(1)

10.6	Amendment No. 2 to Second Amended and Restated Stockholders Agreement, dated as of April 14, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and Jeffrey Weiss(2)

10.7	Amendment No. 3 to Second Amended and Restated Stockholders Agreement, dated as of July 6, 2004, by and among Dollar Financial Corp., Green Equity Investors II, L.P., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1998, L.P., Bridge Street Fund 1998, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., and Jeffrey Weiss(3)

10.8	Form of Director Indemnification Agreement(2)

10.9*	Amended and Restated Employment Agreement, dated as of September 7, 2012, by and among Jeffrey A. Weiss, Dollar Financial Group, Inc., and DFC Global Corp.(23)

10.10*	Amendment to Employment Agreement dated as of May 8, 2013 by and among Dollar Financial Group, Inc., DFC Global Corp. and Jeffrey A. Weiss(29)

10.11*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Norman Miller, Dollar Financial Group, Inc. and DFC Global Corp.(23)

10.12*	Amendment to Employment Agreement dated as of June 21, 2013 by and among Dollar Financial Group, Inc., DFC Global Corp. and Norman Miller(28)

10.13*	Amended and Restated Employment Agreement, dated as of September 7, 2011, by and among Randy Underwood, Dollar Financial Group, Inc. and DFC Global Corp.(23)

10.14*	Employment Agreement by and between National Money Mart and Sydney Franchuk dated March 18, 2009(11)

Exhibit No.	Description of Document

10.15*	Employment Agreement, dated as of November 14, 2011, by and among Kenneth Schwenke, Dollar Financial Group, Inc. and DFC Global Corp.(24)

10.16*	Separation and Release Agreement dated June 21, 2013 by and between Kenneth Schwenke and Dollar Financial Group, Inc., a wholly owned subsidiary of DFC Global Corp.(28)

10.17*	Employment Agreement, dated as of August 16, 2011, by and among Michael Coury, Dollar Financial Group, Inc. and DFC Global Corp.(30)

10.18*	Amendment to Employment Agreement, dated as of June 6, 2012, by and among Michael Coury, Dollar Financial Group, Inc. and DFC Global Corp.(30)

10.19*	Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(6)

10.20*	Form of Stock Option Agreement for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)

10.21*	Form of Stock Option Grant Notice for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(4)

10.22*	Canadian Form of Restricted Stock Unit Award Agreement under the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(9)

10.23*	Form of Restricted Stock Grant Document for the Dollar Financial Corp. Amended and Restated 2005 Stock Incentive Plan(11)

10.24*	Form of Restricted Stock Grant Document for the 2005 Stock Incentive Plan (International Grantee)(11)

10.25*	Dollar Financial Corp. 2007 Equity Incentive Plan, as amended(21)

10.26*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan(28)

10.27*	Form of Stock Option Agreement for 2007 Equity Incentive Plan(22)

10.28*	Form of Notice of Grant of Stock Option for 2007 Equity Incentive Plan(28)

10.29*	Form of Restricted Stock Unit Award Agreement for 2007 Equity Incentive Plan (International Grantee)(28)

10.30*	Form of Stock Award Agreement for the 2007 Stock Incentive Plan(28)

10.31*	Form of Notice Letter(28)

10.32*	Dollar Financial Corp. Amended and Restated Deferred Compensation Plan effective as of December 5, 2012(27)

10.33*	Dollar Financial Corp. Amended and Restated Supplemental Executive Conditional Deferred Award Plan for U.K. Participants(10)

10.34*	Dollar Financial Corp. Supplemental Executive Deferred Award Plan for Canadian Participants(7)

10.35*	DFC Global Corp. Executive and Key Management Bonus Program(22)

10.36*	DFC Global Corp. Long Term Incentive Compensation Program(22)

10.37*	DFC Global Corp. Clawback Policy(29)

10.38*	DFC Global Corp. Executive Officer Stock Ownership Policy(29)

10.39*	DFC Global Corp. Director and Officer Hedging Policy(29)

10.40	Detailed Settlement Agreement by and among Kenneth Smith, as Estate Trustee of the last Will and Testament of Margaret Smith, deceased, and Ronald Adrien Oriet, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants, dated November 6, 2009(12)

10.41	Settlement Agreement effective as of March 4, 2010 and executed as of May 6, 2010 by and among Kurt MacKinnan and Louise Parsons, as plaintiffs, and National Money Mart Company and Dollar Financial Group, Inc., as defendants(15)

Exhibit No.	Description of Document

10.42	Indenture dated April 16, 2012 between DFC Global Corp. and U.S. Bank National Association, as trustee, governing the terms of the 3.25% Senior Convertible Notes due 2017(26)

10.43	Confirmation regarding convertible bond hedge transactions dated April 10, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(26)

10.44	Confirmation regarding convertible bond hedge transactions dated April 10, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(26)

10.45	Confirmation regarding warrant transactions dated April 10, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(26)

10.46	Confirmation regarding warrant transactions dated April 10, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(26)

10.47	Confirmation regarding convertible bond hedge transactions dated April 11, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(26)

10.48	Confirmation regarding convertible bond hedge transactions dated April 11, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(26)

10.49	Confirmation regarding warrant transactions dated April 11, 2012 between Barclays Capital Inc., acting as Agent for Barclays Bank PLC and DFC Global Corp.(26)

10.50	Confirmation regarding warrant transactions dated April 11, 2012 between Deutsche Bank Securities Inc., acting as agent for Deutsche Bank AG, London Branch and DFC Global Corp.(26)

21.1#	Subsidiaries of DFC Global Corp.

23.1#	Consent of Ernst & Young LLP

31.1#	Certification of Chief Executive Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

31.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

31.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 17, Code of Federal Regulations, Section 240.13a — 14(a) or Section 240.15d — 14(a)

32.1#	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Executive Vice President and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed by Dollar Financial Group, Inc. on December 23, 2003 (File No. 333-111473)

(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed by Dollar Financial Corp. on June 3, 2004 (File No. 333-113570)

Exhibit No.	Description of Document

(3)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Dollar Financial Corp. on July 16, 2004 (File No. 333-113570)

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 11, 2005 (File No. 000-50866)

(5)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2007 (File No. 000-50866)

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 5, 2007 (File No. 000-50866)

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on July 17, 2007 (File No. 000-50866)

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2007 (File No. 000-50866)

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 9, 2008 (File No. 000-50866)

(10)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on September 29, 2008 (File No. 000-50866)

(11)	Incorporated by reference to the Annual Report on Form 10-K filed by Dollar Financial Corp. on September 3, 2009 (File No. 000-50866)

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on November 9, 2009 (File No. 000-50866)

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 2, 2009 (File No. 000-50866)

(14)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on December 24, 2009 (File No. 000-50866)

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2010 (File No. 000-50866)

(16)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on January 5, 2011 (File No. 000-50866)

(17)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on February 9, 2011 (File No. 000-50866)

(18)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on March 9, 2011 (File No. 000-50866)

(19)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on April 5, 2011 (File No. 000-50866)

(20)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Dollar Financial Corp. on May 10, 2011 (File No. 000-50866)

(21)	Incorporated by reference to the Current Report on Form 8-K filed by Dollar Financial Corp. on June 27, 2011 (File No. 000-50866)

(22)	Incorporated by reference to the Annual Report on Form 10-K filed by DFC Global Corp. on August 29, 2011 (File No. 000-50866)

(23)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on September 7, 2011 (File No. 000-50866)

(24)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on November 14, 2011 (File No. 000-50866)

(25)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on December 30, 2011 (File No. 000-50866)

Exhibit No.	Description of Document

(26)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on April 16, 2012 (File No. 000-50866)

(27)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on December 31, 2012 (File No. 000-50866)

(28)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on June 26, 2013 (File No. 000-50866)

(29)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on May 9, 2013 (File No. 000-50866)

(30)	Incorporated by reference to the Annual Report on Form 10-K filed by DFC Global Corp. on August 29, 2012 (File No. 000-50866)

*	Management contracts and compensatory plans and arrangements

#	Filed herewith.

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
Randy Underwood
Executive Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY A. WEISS Jeffrey A. Weiss	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	August 29, 2013

/s/ RANDY UNDERWOOD Randy Underwood	Executive Vice President and Chief Financial Officer (principal financial officer)	August 29, 2013

/s/ WILLIAM M. ATHAS William M. Athas	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)	August 29, 2013

/s/ DAVID JESSICK David Jessick	Director	August 29, 2013

/s/ CLIVE KAHN Clive Kahn	Director	August 29, 2013

/s/ JOHN GAVIN John Gavin	Director	August 29, 2013

/s/ RON MCLAUGHLIN Ron McLaughlin	Director	August 29, 2013

/s/ MICHAEL KOOPER Michael Kooper	Director	August 29, 2013

/s/ EDWARD A. EVANS Edward A. Evans	Director	August 29, 2013