Form 10-Q
period 2013-09-30
DFC GLOBAL CORP.
filed 2013-11-12
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 38,825,802 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Executive Vice President and Chief Financial Officer

Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2013	September 30, 2013
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$196.2	$205.3
Consumer loans, net:
Consumer loans	229.9	242.3
Less: Allowance for consumer loan losses	(39.7)	(45.9)

Consumer loans, net	190.2	196.4
Pawn loans, net of an allowance of $6.5 and $4.7	154.4	159.6
Loans in default, net of an allowance of $69.6 and $83.3	31.2	30.9
Other receivables	30.2	25.3
Prepaid expenses and other current assets	56.6	62.6
Current deferred tax asset	4.9	3.2

Total current assets	663.7	683.3
Fair value of derivatives	31.2	13.5
Property and equipment, net of accumulated depreciation of $185.7 and $199.3	122.8	128.1
Goodwill and other intangibles, net	866.4	893.0
Debt issuance costs, net of accumulated amortization of $14.8 and $16.5	16.6	15.4
Other	21.0	22.4

Total Assets	$1,721.7	$1,755.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.7	$47.0
Income taxes payable	17.7	12.8
Accrued expenses and other liabilities	93.2	115.4
Current portion of long-term debt	67.0	71.7

Total current liabilities	230.6	246.9
Fair value of derivatives	—	8.9
Long-term deferred tax liability	49.8	49.2
Long-term debt	975.0	971.5
Other non-current liabilities	35.6	34.8
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 40,112,266 shares and 39,198,391 shares issued and outstanding at June 30, 2013 and September 30, 2013, respectively	—	—
Additional paid-in capital	447.3	437.0
Accumulated deficit	(1.5)	(2.2)
Accumulated other comprehensive (loss) income	(15.1)	9.6

Total stockholders’ equity	430.7	444.4

Total Liabilities and Stockholders’ Equity	$1,721.7	$1,755.7

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended September 30,
	2012	2013
Revenues:
Consumer lending	$178.6	$170.2
Check cashing	32.7	30.4
Pawn service fees and sales	19.7	21.9
Money transfer fees	9.5	8.7
Gold sales	14.2	10.1
Other	22.0	20.3

Total revenues	276.7	261.6

Operating expenses:
Salaries and benefits	58.5	60.9
Provision for loan losses	38.4	50.6
Occupancy	16.8	18.0
Purchased gold costs	10.2	9.5
Advertising	15.6	12.0
Depreciation	6.6	6.4
Maintenance and repairs	4.2	4.6
Bank charges and armored carrier service	5.7	5.2
Returned checks, net and cash shortages	2.4	2.4
Other	24.1	23.4

Total operating expenses	182.5	193.0

Operating margin	94.2	68.6

Corporate and other expenses:
Corporate expenses	31.0	28.6
Other depreciation and amortization	6.6	4.0
Interest expense, net	32.1	29.7
Goodwill and other intangible assets impairment charge	5.5	—
Unrealized foreign exchange gain	(1.1)	(4.1)
Provision for litigation settlements	2.7	—
Loss on store closings	0.4	0.1
Other (income) expense, net	(0.2)	0.3

Income before income taxes	17.2	10.0
Income tax provision	8.8	10.7

Net income (loss)	8.4	(0.7)
Less: Net loss attributable to non-controlling interests	(0.2)	—

Net income (loss) attributable to DFC Global Corp.	$8.6	$(0.7)

Net income (loss) per share attributable to DFC Global Corp.:
Basic	$0.20	$(0.02)
Diluted	$0.19	$(0.02)
Weighted average shares outstanding:
Basic	43,244,615	40,029,867
Diluted	44,353,149	40,029,867

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	September 30,
	2012	2013
Net income (loss)	$8.4	$(0.7)
Other comprehensive income
Foreign currency translation adjustment	9.5	26.4
Fair value adjustments of derivatives, net(1)	—	(1.7)
Amortization of accumulated other comprehensive loss related to ineffective cash flow hedges, net (2)	1.2	—

Other comprehensive income	10.7	24.7

Comprehensive income	19.1	24.0
Net loss applicable to non-controlling interests	(0.2)	—

Comprehensive income attributable to DFC Global Corp.	$19.3	$24.0

(1)	Net of $0.5 million and $0.3 million of tax for the three months ended September 30, 2012 and September 30, 2013, respectively.
(2)	Net of $0.4 million of tax for the three months ended September 30, 2012.

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Outstanding		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance, June 30, 2013	40,112,266	$—	$447.3	$(1.5)	$(15.1)	$430.7

Comprehensive income (loss)
Net loss				(0.7)		(0.7)
Other comprehensive income					24.7	24.7

Total comprehensive income						24.0
Restricted stock grants	84,795
Stock options exercised	15,137		0.2			0.2
Vested portion of granted restricted stock and restricted stock units			1.6			1.6
Repurchase of common stock	(984,276)		(12.9)			(12.9)
Retirement of common stock	(29,531)
Other stock compensation			0.8			0.8

Balance, September 30, 2013	39,198,391	$—	$437.0	$(2.2)	$9.6	$444.4

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$8.4	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14.9	12.0
Goodwill and other intangible assets impairment charge	5.5	—
Provision for loan losses	38.4	50.6
Non-cash stock compensation	2.6	2.4
Loss on disposal of fixed assets	0.5	0.1
Unrealized foreign exchange gain	(1.1)	(4.1)
Deferred tax provision	1.3	0.7
Accretion of debt discount and deferred issuance costs	6.3	4.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	(0.9)	—
Increase in finance and service charges receivable	(9.5)	(5.8)
Decrease in other receivables	9.0	6.1
Increase in prepaid expenses and other	(4.4)	(3.5)
Increase in accounts payable, accrued expenses and other liabilities	8.2	7.0

Net cash provided by operating activities	79.2	69.1
Cash flows from investing activities:
Net increase in consumer loans	(46.8)	(37.7)
Originations of pawn loans	(72.3)	(73.6)
Repayment of pawn loans	69.1	72.1
Acquisitions, net of cash acquired	(11.0)	—
Additions to property and equipment	(14.2)	(9.9)

Net cash used in investing activities	(75.2)	(49.1)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.4	0.2
Net (decrease) increase in revolving credit facilities	(14.6)	3.8
Repayment of long-term debt	—	(10.0)
Repurchase of common stock	—	(12.9)

Net cash used in financing activities	(14.2)	(18.9)
Effect of exchange rate changes on cash and cash equivalents	6.6	8.0

Net (decrease) increase in cash and cash equivalents	(3.6)	9.1
Cash and cash equivalents at beginning of period	224.0	196.2

Cash and cash equivalents at end of period	$220.4	$205.3

See accompanying notes to interim unaudited consolidated financial statements

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements are of DFC Global Corp. (“DFC”) and its wholly owned and majority owned subsidiaries (collectively with DFC, the “Company”). DFC is the parent company of Dollar Financial Group, Inc. (“DFG”). The activities of DFC consist primarily of its investment in DFG. DFC has no employees or operating activities. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements in DFC’s Annual Report on Form 10-K (File No. 000-50866) for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission on August 29, 2013. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results of interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

DFC Global Corp. is a Delaware corporation formed in 1990. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,488 locations (of which 1,478 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM , Super Efectivo®, MoneyNow!® and Express Credit Amanet® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the kyzoo and paydayloan.caSM brand names, and primarily under the OK Money brand name in the Czech Republic, Spain, Sweden and Poland (where we also offer a product branded kyzoo). The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, an installment loan in the United Kingdom branded as Ladder Loans®, and a consumer line of credit in Finland offered by DFC Nordic Oyj. In addition, the Company’s DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through its branded Military Installment Loan and Education Services, or MILES®, program.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for consumer and pawn loan losses, loss reserves, valuation allowance for deferred income taxes, litigation reserves, valuation of derivative financial instruments and impairment assessment of goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity.

Note 13 - Subsidiary Guarantor Financial Information has been corrected in order to revise the presentation in the consolidating condensed statements of cash flows for the three months ended September 30, 2012 to reflect intercompany activity, which had previously been included in cash flows from investing activities, as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant to the Company’s consolidated results of operations, financial position or cash flows.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Revenue Recognition

With respect to company-operated stores, revenues from the Company’s check cashing, money order sales, money transfer and other miscellaneous services reported in other revenues on its statement of operations are all recognized when the transactions are completed at the point-of-sale in the store.

For short-term unsecured consumer loans, which generally have terms ranging from 1 to 45 days, revenues are recognized using the interest method. Loan origination fees are recognized as an adjustment to the yield on the related loan. The Company’s allowance policy regarding these loans is summarized below in “Consumer Loan Loss Allowance Policy.”

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

Consumer Loans, Net

Unsecured short-term and longer-term installment loans that the Company originates are reflected on the consolidated balance sheets in consumer loans, net. Consumer loans, net are reported net of a reserve as described below in “Consumer Loan Loss Allowance Policy.”

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

During fiscal year 2013, the Office of Fair Trading (“OFT”) announced significant changes to marketing, rollover and collection practices which have had and, together with any new changes required by the Financial Conduct Authority, which will assume regulatory oversight from the OFT in April 2014, are expected to have a significant impact on the Company’s short-term loan portfolio within its United Kingdom businesses. The Company’s allowance for loan losses as of September 30, 2013 has been calculated to reflect management’s best estimate and judgment of the likely impact of these changes on probable loan losses. However, these estimates are inherently uncertain, especially given that these regulatory changes have only recently been implemented by the Company. As the ultimate impact of these regulatory actions and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from the Company’s additional experience operating under the revised regulations within the United Kingdom will be reflected in the financial statements in future periods.

The Company typically does not maintain a loan loss reserve for potential future losses on secured pawn loans. However, due to a significant decline in gold prices during the fourth quarter of the fiscal year ended June 30, 2013, the Company recorded a $7.1 million provision for expected unredeemed pledges with a carrying value higher than current market gold prices. The Company recorded an additional $3.3 million provision during the three months ended September 30, 2013 as a result of a continued decline in the market price of gold in local currencies. Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the estimated fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer repays the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Generally, excess amounts received over and above the Company’s recorded asset and auction-related administrative fees are returned to the customer.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of cost over the fair value of the net assets of the business acquired. In accordance with ASC 350, goodwill is assigned to reporting units, which the Company has determined to be United States Retail, Canada Retail, United Kingdom Retail, Europe Retail, eCommerce and DFS. The Company also has a corporate reporting unit which consists of costs related to corporate management, oversight and infrastructure, investor relations and other governance activities. Because of the limited activities of the corporate reporting unit, no goodwill has been assigned to it. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each particular business combination. The Company determines reporting units based on a review of operating segments, and to the extent present, the underlying components. To the extent that two or more components within the same operating segment have similar economic characteristics, their results are aggregated into one reporting unit. Goodwill is evaluated for impairment on an annual basis on June 30 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, the Company is required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform a second step to the impairment test because this is an indication that the reporting unit goodwill may be impaired. If after the second step of testing, the carrying amount of a reporting unit exceeds the fair value of the individual tangible and identifiable intangible assets, an impairment loss would be recognized in an amount equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value.

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

The Company considers the goodwill impairment and indefinite intangible impairment testing process to be one of the critical accounting estimates used in the preparation of its consolidated financial statements. The Company estimates the fair value of its

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

reporting units by using a discounted cash flow analysis or a market-based approach, or a combination thereof. The discounted cash flow analysis requires the Company to make various assumptions about revenues, operating margins, growth rates, and discount rates. These assumptions are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for perpetual growth rates for periods beyond the period covered by the Company’s long term business plan. The Company performs its goodwill impairment test annually as of June 30, and its other intangibles impairment test annually as of December 31. The Company may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences a significant disruption to its business, unexpected significant declines in its operating results, divestiture of a significant component of its business, a sustained decline in market capitalization, particularly if it falls below the Company’s book value, or a significant change to the regulatory environment in which the Company operates. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets, it is possible that a material change could occur, including if actual experience differs from the assumptions and considerations used in the Company’s analyses. These differences could have a material adverse impact on the consolidated results of operations and cause the Company to perform the second step impairment test, which could result in a material impairment of the Company’s goodwill.

Stockholders’ Equity

On December 14, 2011, the Company’s Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. On September 20, 2012, the Company’s Board of Directors reconfirmed the plan through September 30, 2013. On August 21, 2013, the Company’s Board of Directors authorized an increase of 5.0 million shares under the plan. Under the repurchase plan, the Company can repurchase shares of its outstanding common stock on a discretionary basis. During the fiscal year ended June 30, 2013, the Company repurchased 3,499,881 shares of its outstanding common stock for an aggregate purchase price of $54.4 million. During the three months ended September 30, 2013, the Company repurchased an additional 984,276 shares of its outstanding common stock for an aggregate purchase price of $12.9 million. As of September 30, 2013, an additional approximately 4.5 million shares may be repurchased under the stock repurchase plan.

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

	Three Months Ended September 30,
	2012	2013

Net income (loss) attributable to DFC Global Corp.	$8.6	$(0.7)
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	43.2	40.0
Effect of dilutive stock options (1)	1.1	—
Effect of unvested restricted stock and restricted stock unit grants (1)	0.1	—
Dilutive effect of convertible debt	—	—

Weighted average number of shares of common stock outstanding - diluted	44.4	40.0

(1)	Due to the net loss for the three months ended September 30, 2013, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive and therefore were not included in the calculation of dilutive EPS.

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

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation—Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits. Compensation expense related to share-based compensation included in the statement of operations for the three months ended September 30, 2012 and 2013 was $2.1 million and $1.5 million, respectively, net of related tax, respectively.

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended September 30,
	2012	2013
Expected volatility	49.7%	48.6%
Expected life (years)	5.8	5.8
Risk-free interest rate	1.07%	1.93%
Expected dividends	None	None
Weighted average fair value	$8.68	$6.53

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

A summary of the status of stock option activity for the three months ended September 30, 2013 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Options outstanding at June 30, 2013 (2,634,198 shares exercisable)	3,080,697	$13.27	5.6	$8.2

Granted	622,561	$13.81

Exercised	(15,137)	$11.52

Forfeited and expired	(43,709)	$16.64

Options outstanding at September 30, 2013	3,644,412	$13.33	6.1	$3.6

Exercisable at September 30, 2013	2,719,127	$12.49	5.0	$3.6

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of September 30, 2013. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2013 was $0.1 million. As of September 30, 2013, the total unrecognized compensation cost over a weighted-average period of 2.4 years, related to stock options, is expected to be $4.9 million. Cash received from stock options exercised for the three months ended September 30, 2013 was $0.2 million.

Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”), and (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of DFC’s common stock on the date of the grant. There were no outstanding restricted stock awards at September 30, 2013.

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

Information concerning unvested restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant-Date Fair-Value

Outstanding at June 30, 2013	499,565	$18.69
Granted	465,817	$13.83
Vested	(108,679)	$17.35
Forfeited	(51,698)	$18.04

Outstanding at September 30, 2013	805,005	$16.10

As of September 30, 2013, there was $13.0 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three months ended September 30, 2013 was $1.9 million.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update is intended to simplify indefinite-lived asset impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. ASU 2012-02 is effective for the Company for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012. The Company adopted ASU 2012-02 on July 1, 2013. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 on July 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of ASU 2013-05 will have a material effect on its financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The amendments in this update permit the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate that the adoption of ASU 2013-10 will have a material effect on its financial position or results of operations.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and 180 days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity (in millions)
	As of June 30, 2013
	Retail-based Consumer Loans		Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance
Performing	$130.4	$11.3	$99.5	$28.4	$160.9	$6.5	(1)
Non-performing	60.6	44.5	40.2	25.1	—	—

	$191.0	$55.8	$139.7	$53.5	$160.9	$6.5

	As of September 30, 2013
	Retail-based Consumer Loans		Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance

Performing	$131.3	$13.0	$111.0	$32.9	$164.2	$4.6	(1)

Non-performing	74.4	56.2	39.8	27.1	—	—

	$205.7	$69.2	$150.8	$60.0	$164.2	$4.6

(1)	The Company recorded an allowance as of June 30, 2013 and September 30, 2013 against the Company’s pawn loans receivable due to a significant decline in gold prices.

Included in consumer loans, net on the Company’s consolidated balance sheet at June 30, 2013 and September 30, 2013 are $25.2 million of loans, with a related allowance of $15.6 million, and $31.9 million of loans, with a related allowance of $19.4 million, respectively, to customers of the Company’s United Kingdom-based operations who have entered into payment plans. The Company does not recognize revenue on consumer loans in payment plan status; however, it does consider them as performing loans.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2013 and September 30, 2013:

Age Analysis of Past Due Loans Receivable (in millions)
As of June 30, 2013
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$16.7	$11.1	$8.2	$32.6	$68.6	$122.4	$191.0	$2.1
Internet-based consumer loans	10.4	7.0	6.0	16.8	40.2	99.5	139.7	—
Pawn loans	—	—	—	—	—	160.9	160.9	—

Total	$27.1	$18.1	$14.2	$49.4	$108.8	$382.8	$491.6	$2.1

As of September 30, 2013
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$16.5	$13.7	$12.0	$42.1	$84.3	$121.4	$205.7	$2.4
Internet-based consumer loans	8.2	4.3	4.3	23.0	39.8	111.0	150.8	—
Pawn loans	—	—	—	—	—	164.3	164.3	—

Total	$24.7	$18.0	$16.3	$65.1	$124.1	$396.7	$520.8	$2.4

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2013 and September 30, 2013:

Loans Receivable on Nonaccrual Status (in millions) As of June 30, 2013
Retail-based consumer loans	$60.6
Internet-based consumer loans	40.2
Pawn loans	—

Total	$100.8

As of September 30, 2013
Retail-based consumer loans	$74.4
Internet-based consumer loans	39.8
Pawn loans	—

Total	$114.2

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The following table presents changes in the allowance for consumer and pawn loans credit losses (in millions):

	Three months ended September 30,
	2012	2013
Allowance for Consumer Loan Losses:
Beginning Balance	$75.7	$109.3
Provision for loan losses	38.4	47.3
Charge-offs	(42.2)	(40.6)
Recoveries	7.2	7.0
Effect of foreign currency translation	2.3	6.2

Ending Balance	$81.4	$129.2

Three months ended September 30, 2013
Allowance for Pawn Loan Losses:
Beginning Balance	$6.5
Provision for loan losses	3.3
Charge-offs	(1.2)
Reclassed to prepaid expenses for unredeemed pawn inventory	(4.1)
Effect of foreign currency translation	0.1

Ending Balance	$4.6

During the three months ended September 30, 2013, the Company applied CAD 2.9 million (approximately $2.7 million) of credits awarded under the class action settlements discussed in Note 10 – Contingent Liabilities against defaulted loan balances, which resulted in a reduction of the provision for loan losses of the same amount.

3.	Acquisitions

During fiscal 2013, the Company completed the acquisition of Express Credit Amanet, a pawn loan provider operating 32 stores in Romania. The aggregate purchase price of this acquisition was $18.7 million, which resulted in an increase in goodwill of $13.3 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Additionally, the Company completed various small acquisitions in Canada and the United Kingdom that resulted in an aggregate increase in goodwill of $16.5 million. Management’s valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocations. No acquisitions were completed during the three months ended September 30, 2013.

One of the core strategies of the Company is to capitalize on its competitive strengths and enhance its leading market positions. One of the key elements in the Company’s strategy is the intention to grow its network through acquisitions. The Company believes that acquisitions provide it with increased market penetration or in some cases the opportunity to enter new platforms and geographies with de novo expansion following thereafter. The purchase price of each acquisition is primarily based on a multiple of historical earnings. The Company’s standard business model, particularly in its unsecured consumer lending business, and that of its industry, is one that does not rely heavily on tangible assets and, therefore, it is common to have a majority of the purchase price allocated to goodwill, or in some cases, intangible assets.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2013 are as follows (in millions):

	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
Balance at June 30, 2013:
Goodwill	$190.2	$182.0	$205.7	$161.9	$52.1	$791.9
Accumulated impairment charges	—	—	—	—	(30.1)	(30.1)

	190.2	182.0	205.7	161.9	22.0	761.8
Purchase accounting adjustments	0.1	—	—	—	—	0.1
Foreign currency translation adjustments	10.7	4.0	—	9.9	—	24.6

Balance at September 30, 2013:
Goodwill	201.0	186.0	205.7	171.8	52.1	816.6
Accumulated impairment charges	—	—	—	—	(30.1)	(30.1)

	$201.0	$186.0	$205.7	$171.8	$22.0	$786.5

The following table reflects the components of intangible assets (in millions):

	June 30,	September 30,
	2013	2013

Non-amortizing intangible assets:
Goodwill	$761.8	$786.5
Reacquired franchise rights	51.7	53.1
DFS MILES program	10.9	10.9
Tradenames	3.4	3.6

	$827.8	$854.1

Amortizable intangible assets:
Purchased technology	$46.4	$49.3
Various contracts	31.6	32.4
Reacquired franchise rights	6.1	6.3
Accumulated amortization:
Purchased technology	(14.1)	(17.9)
Various contracts	(28.9)	(28.2)
Reacquired franchise rights	(2.5)	(3.0)

Total intangible assets	$866.4	$893.0

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Amortization expense of intangible assets was $4.7 million and $1.8 million for the three months ended September 30, 2012 and 2013, respectively.

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2014	$10.0
2015	9.4
2016	8.7
2017	7.0
2018	5.0

$40.1

5.	Debt

The Company had debt obligations at June 30, 2013 and September 30, 2013 as follows (in millions):

	June 30,	September 30,
	2013	2013
Global Revolving credit facility	$50.0	$47.8
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(2.1)	(2.0)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	189.9	192.2
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	36.2	36.2
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	105.0	106.9
Scandinavian credit facilities	54.9	53.5
Other	8.1	8.6

Total debt	1,042.0	1,043.2

Less: current portion of debt	(67.0)	(71.7)

Long-term debt	$975.0	$971.5

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

On December 31, 2012, an aggregate principal amount of $8.6 million of the 2027 Notes were surrendered and repurchased pursuant to the Repurchase Option. Any 2027 Notes not repurchased pursuant to the Repurchase Option remain outstanding and continue to be subject to the terms and conditions of the 2027 Notes and the indenture governing the 2027 Notes. Following the repurchase of 2027 Notes pursuant to the Repurchase Option, an aggregate principal amount of $36.2 million of 2027 Notes remained outstanding and have been classified as long term as of September 30, 2013.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Accounting for Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of September 30, 2013, the discount on the 2027 Notes has been fully amortized using the effective interest method, the remaining discount of $13.1 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $37.8 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Global Revolving Credit Facility is based on a borrowing base comprised of cash and consumer loan receivables in the Company’s U.S., Canadian and U.K.-based retail operations, and its U.K.-based pawn loan receivables. There is a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the Global Revolving Credit Facility or $75 million.

Borrowings under the Global Revolving Credit Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility is derived from a pricing grid based on the Company’s consolidated leverage ratio, which as of September 30, 2013 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which is the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points (6.25% at September 30, 2013). The Global Revolving Credit Facility will mature on March 1, 2015.

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

As of June 30, 2013 and September 30, 2013, there was $50.0 million and $47.8 million outstanding, respectively, under the Global Revolving Credit Facility. Historically, the Company has classified all borrowings under the Global Revolving Credit Facility as current, due to the Company’s intention to repay all amounts outstanding within one year.

The senior secured credit agreement governing the global revolving credit facility contains customary covenants, representations and warranties and events of default. As of September 30, 2013, the Company is in compliance with all such covenants.

On October 25, 2013, the Company replaced the existing Global Revolving Credit Facility and entered into a new senior secured credit facility, which is discussed in Note 14 – Subsequent Events.

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

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 2.6 million (approximately $3.5 million) was outstanding as of September 30, 2013, and a term loan facility of EUR 8.0 million ($10.8 million), all of which was outstanding as of September 30, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.68% at September 30, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.22% at September 30, 2013). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a secured credit facility which replaced, and refinanced the outstanding borrowings under the prior Swedish facilities. On September 27, 2013, the Company entered into an amendment to the secured credit facility. The amendment amends certain financial and operating covenants in order to provide additional flexibility to the Company, and resulted in a SEK 65 million (approximately $10.0 million) prepayment of the term loan portion of the facility, and reduced the capacity under the revolving credit facility by SEK 10 million (approximately $0.2 million). The Swedish credit facility now consists of a term loan facility of SEK 175 million (approximately $27.3 million), all of which was outstanding at September 30, 2013, and a revolving credit facility of SEK 115 million (approximately $17.9 million at September 30, 2013), of which SEK 75 million (approximately $11.7 million) was outstanding as of September 30, 2013. The Swedish term loan is due June 2016 and carries an interest rate of the three month

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (4.21% at September 30, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (3.21% at September 30, 2013). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.6 million of debt assumed as part of the Suttons & Robertsons acquisition, consisting of a $2.9 million revolving loan and a $5.7 million term loan, all of which matures in November 2013. The Company is in the process of negotiating an extension of this facility.

Interest Expense

Interest expense, net was $32.1 million and $29.7 million for the three months ended September 30, 2012 and 2013, respectively. Included in interest expense for the three months ended September 30, 2012 and 2013 is approximately $7.8 million and $5.8 million, respectively, of non-cash interest expense related to the amortization of unrealized losses related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with its Convertible Notes and the amortization of various deferred issuance costs.

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

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage its interest rate and foreign currency risk and a gold collar to manage its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which was payable over two years. During the fiscal years ended June 30, 2012 and 2013, the Company made contingent consideration payments of $15.3 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration was not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in the fair value of the contingent consideration due to time value were recorded in other operating expenses. As of September 30, 2013, the balance of the contingent consideration was fully paid.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013
(in millions)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets
Derivative financial instruments	$—	$31.2	$—	$31.2
Assets held in funded deferred compensation plan	$2.0	$13.0	$—	$15.0

Liabilities
Derivative financial instruments	$—	$0.1	$—	$0.1

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013
(in millions)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets
Derivative financial instruments	$—	$13.5	$—	$13.5
Assets held in funded deferred compensation plan	$2.0	$13.2	$—	$15.2

Liabilities
Derivative financial instruments	$—	$8.9	$—	$8.9

The following table reconciles the change in the Level 3 liabilities for the three months ended September 30, 2012 (in millions):

Three Months Ended September 30, 2012
Beginning balance	$4.1
Changes in fair value of contingent consideration	(0.6)
Unrealized foreign exchange loss on contingent consideration	0.1
Foreign currency translation adjustment	0.4

Ending balance	$4.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2013 and September 30, 2013.

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2013 and September 30, 2013
(in millions)
		Estimated Fair Value
	Carrying Value June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013
Financial assets:
Cash and cash equivalents	$196.2	$196.2	$—	$—	$196.2
Consumer loans, net	190.2	—	—	190.2	190.2
Pawn loans, net	154.4	—	—	154.4	154.4
Loans in default	31.2	—	—	31.2	31.2

Total financial assets	$572.0	$196.2	$—	$375.8	$572.0

Financial liabilities:
Global revolving credit facility	$50.0	$—	$50.0	$—	$50.0
10.375% Senior notes (1)	600.0	636.0	—	—	636.0
3.25% Senior convertible notes (1)	230.0	225.8	—	—	225.8
2.875% Senior convertible notes	36.2	35.6	—	—	35.6
3.00% Senior convertible notes (1)	120.0	123.6	—	—	123.6
Scandinavian credit facilities	54.9	—	54.9	—	54.9
Other debt	8.1	—	8.1	—	8.1

Total financial liabilities	$1,099.2	$1,021.0	$113.0	$—	$1,134.0

		Estimated Fair Value
	Carrying Value September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2013

Financial assets:
Cash and cash equivalents	$205.3	$205.3	$—	$—	$205.3

Consumer loans, net	196.4	—	—	196.4	196.4

Pawn loans, net	159.6	—	—	159.6	159.6

Loans in default	30.9	—	—	30.9	30.9

Total financial assets	$592.2	$205.3	$—	$386.9	$592.2

Financial liabilities:
Global revolving credit facility	$47.8	$—	$47.8	$—	$47.8
10.375% Senior notes (1)	600.0	628.5	—	—	628.5
3.25% Senior convertible notes (1)	230.0	209.7	—	—	209.7
2.875% Senior convertible notes	36.2	35.2	—	—	35.2
3.00% Senior convertible notes (1)	120.0	114.5	—	—	114.5

Scandinavian credit facilities	53.5	—	53.5	—	53.5

Other debt	8.6	—	8.6	—	8.6

Total financial liabilities	$1,096.1	$987.9	$109.9	$—	$1,097.8

(1)	The carrying values above exclude any discount.

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

Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the appraised fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer pays back the dollars borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item either sold at auction or sold to a third party in the Company’s retail stores within several weeks of the customer default. Generally, excess amounts received over and above the Company’s recorded asset are returned to the customer. The unobservable inputs used to calculate the carrying value of pawn loans include historical redemption rates and the current redemption patterns and current economic trends, such as gold prices. The carrying value of pawn loans approximates the fair value.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2013 and September 30, 2013, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

On April 27, 2012, the Company entered into swap agreements to hedge the U.S. Dollar exposure associated with its $600.0 million tranche of senior unsecured notes issued by its Canadian subsidiary. The swaps eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. The swaps mature on December 15, 2016. In addition, on April 20, 2012, the Company entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. The swaps mature on April 12, 2017.

These cross-currency swaps are designated as cash flow hedges of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because these derivatives are designated as cash flow hedges, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. For the three months ended September 30, 2013, there was no ineffectiveness on these cash flow hedges.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

As of September 30, 2013, the Company had the following outstanding derivatives:

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

As of September 30, 2013, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives:

Commodity Options	Number of Instruments	Notional (ounces of gold bullion)	Floor Price	Cap Price
Gold Collars (XAU/GBP)	3	2,000	£650-700	£870-935

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2013 and September 30, 2013 (in millions). The Company’s accounting policy is to present the fair value of all derivative instruments on a gross basis on the balance sheet and in the table below even if right of offset exists per executed master netting agreements with counterparties.

Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross Currency Swaps	Derivatives	$31.2	Derivatives	$—

Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$0.1	Derivatives	$—

	Asset Derivatives As of September 30, 2013		Liability Derivatives As of September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross Currency Swaps	Derivatives	$13.5	Derivatives	$8.9

Derivatives not designated as hedging instruments:

Commodity Options	Derivatives	$—	Derivatives	$—

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statement of operations for the three months ended September 30, 2012 and 2013 (in millions):

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2012 and 2013
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Three months ended September 30, 2012:
Cross Currency Swaps	$(28.7)	Interest Expense	$(4.1)

		Unrealized foreign exchange gain (loss)	(26.9)

Total	$(28.7)		$(31.0)

Three months ended September 30, 2013:
Cross Currency Swaps	$(30.1)	Interest Expense	$(3.4)

		Unrealized foreign exchange gain (loss)	(25.3)

Total	$(30.1)		$(28.7)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

As of September 30, 2013, the Company anticipates reclassifying approximately $10.8 million of losses from accumulated other comprehensive loss to earnings during the next twelve months.

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

As of September 30, 2013, the termination value of derivatives is a net liability position of $0.5 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statement of operations for the three months ended September 30, 2012 and 2013 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012		2013
Commodity Options	Purchased gold costs	$—		$—

Cross Currency Swaps	Interest expense	(1.6	) (1)	—

	Income tax provision	0.4	(1)	—

Total		$(1.2)		$—

(1)	Amounts reclassified out of accumulated other comprehensive income

8.	Income Taxes

Income Tax Provision

The provision for income taxes was $8.8 million for the three months ended September 30, 2012 compared to a provision of $10.7 million for the three months ended September 30, 2013. The Company’s effective tax rate was 50.8% for the three months ended September 30, 2012 and was 106.9% for the three months ended September 30, 2013. The increase in the effective tax rate for the three months ended September 30, 2013 as compared to the prior year was primarily a result of lower pretax income principally resulting from losses within the UK and Finland. The provision for income taxes for the three months ended September 30, 2013 included the recognition of full valuation allowances for losses within Finland and Poland as it is not more-likely-than-not that deferred tax assets within these jurisdictions will be realized. Furthermore, the provision for income taxes for both periods also includes recognition of additional tax reserves for uncertain tax positions within Canada.

At June 30 and September 30, 2013, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $20.7 million and $23.9 million respectively, which primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. The total increase for the quarter ended September 30, 2013 of $3.2 million is comprised of $1.2 million in interest and $2.0 million in additional unrecognized tax benefit reserves. The cumulative interest at June 30 and September 30, 2013 was $2.6 million and $3.8 million respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

9.	Accumulated Other Comprehensive Income (Loss)

In accordance with ASU 2013-02, the reclassification adjustments from Accumulated other comprehensive income (loss) to Net income were as follows (in millions):

	Three Months Ended September 30, 2013
	Derivatives	Foreign currency translation adjustment

Balance at beginning of period	$(11.2)	$(3.9)
Other comprehensive income before reclassifications, net	(24.9)	26.4
Amounts reclassified from accumulated other comprehensive income, net	23.2	—

Balance at end of period	$(12.9)	$22.5

The reclassifications are recorded to interest expense and unrealized foreign-exchange gain (loss) as described in Note 7, net of tax effect of approximately $5.5 million.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Purported Canadian Class Actions

In 2003 and 2006, purported class actions were brought against NMM and Dollar Financial Group, Inc. in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from NMM in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans was usurious under Canadian federal law (the “Alberta Litigation”). The actions seek restitution and damages, including punitive damages. In April 2010, the plaintiffs in both actions indicated that they would proceed with their claims. Demands for arbitration were served on the plaintiff in each of the actions, and NMM has filed motions to enforce the arbitration clause and to stay the actions. NMM’s motions to compel arbitration and to stay the actions were dismissed. Money Mart appealed those decisions and in July 2013, the Court of Appeal dismissed NMM’s appeal. NMM is evaluating an appeal to the Supreme Court of Canada. In September 2013, Money Mart filed an application for leave to appeal to the Supreme Court of Canada. To date, neither case has been certified as a class action. The Company is defending these actions vigorously.

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. In early February 2012, a separate action was filed against NMM and Dollar Financial Group, Inc. in Manitoba on behalf of a purported class of consumers which substantially overlaps with the purported class in the 2004 action. In April 2013, NMM filed a motion to enforce the arbitration/mediation terms in the second action. In July 2013, the Court denied the motion to compel arbitration. The Company is evaluating an appeal to the appellate court. In October 2013, Money Mart filed its appeal factum with the appellate court. The allegations in each of these actions are substantially similar to those in the Alberta Litigation and, to date, neither action has been certified as a class action. The Company intends to defend these actions vigorously.

As of September 30, 2013, an aggregate of approximately CAD 28.4 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 18.3 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at September 30, 2013 and additional accruals may be required in the future. During the three months ended September 30, 2013, the Company applied CAD 2.9 million of credits awarded under the class action settlements against defaulted loan balances.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMM’s attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. In December 2012, in response to the plaintiff’s failure to honor NMM’s request to meet and confer, NMM filed a motion with the Court asking that it impose a discovery plan on the parties to move the case along. In April 2013, the Court, rather than granting NMM’s motion, instructed the parties to meet and confer on a discovery plan. The parties are scheduled to complete discovery and witness examinations in November 2013. NMM intends to vigorously defend this matter and its advertising. At this time, it is too early to determine the likelihood of an unfavorable outcome or the ultimate liability, if any, resulting from this case.

Administrative Action by Consumer Financial Protection Bureau

In 2012, the Consumer Financial Protection Bureau (“CFPB”), as part of its short-term lending supervision program, commenced an onsite review of the Company’s U.S. lending operations. CFPB announced that it planned to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed its exam in fiscal year 2013. In July 2013, personnel for the Company’s US lending operations met with the CFPB to discuss a process for meeting certain compliance and reporting standards as cited in the CFPB’s examination report. In October 2013, the Company submitted its plans for compliance enhancements to the CFPB.

The CFPB performed an examination of DFS during the fiscal year ended June 30, 2013. As a result of this examination, DFS was informed by the CFPB that it intended to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS cooperated in the CFPB examination. In June, DFS agreed to provide, and the CFPB agreed to accept, a $3.3 million “redress” fund for affected DFS customers. The $3.3 million is included in the Company’s accrued liabilities as of September 30, 2013. DFS signed a Consent Order and Stipulation with the CFPB on June 25, 2013. In July, DFS met with the CFPB to discuss the process for meeting certain compliance management system requirements as agreed to in its Consent Order. Subsequently, DFS submitted its customer redress plan and its compliance plan to the CFPB.

11.	Restructuring Activities

During the year ended June 30, 2013, the Company initiated a restructuring plan to better align its global retail and Internet platforms. The restructuring plan included workforce reductions as well as the closure of retail store locations and asset write-offs. For the year ended June 30, 2013, the Company incurred $7.1 million of costs associated with the restructuring plan, all of which was included in Other income (expense) on the consolidated statement of operations. The plan was substantially completed as of June 30, 2013.

Of the $7.1 million accrued for restructuring during the year ended June 30, 2013, $2.0 million has been paid and $2.2 million of property and equipment has been written off, leaving an accrual of $2.9 million as of September 30, 2013. The Company expects the majority of this amount will be paid within one year.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

12.	Segment Information

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

The Company reports its financial performance based on the following four reportable segments: Europe Retail, Canada Retail, United States Retail and eCommerce. The Europe Retail reportable segment includes the Company’s UK Retail and Europe Retail operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reporting segment. As required by ASC Topic 280, all segment information for the three months ended September 30, 2012 has been recast to conform to the current segment composition.

The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reportable segments.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
As of and for the three months ended September 30, 2012

Total assets	$632.7	$458.9	$264.6	$337.5	$124.7	$1,818.4
Goodwill and other intangibles, net	226.7	241.3	206.1	182.8	66.9	923.8
Sales to unaffiliated customers:
Consumer lending	37.2	48.6	17.3	75.5	—	178.6
Check cashing	6.6	18.6	7.5	—	—	32.7
Pawn service fees and sales	19.7	—	—	—	—	19.7
Money transfer fees	2.8	5.4	1.3	—	—	9.5
Gold sales	10.6	2.7	0.9	—	—	14.2
Other	9.9	7.0	3.2	—	1.9	22.0

Total sales to unaffiliated customers	86.8	82.3	30.2	75.5	1.9	276.7
Operating margin	23.4	41.8	6.7	22.6	(0.3)	94.2
Provision for loan losses	7.9	4.1	3.0	23.4	—	38.4
Depreciation and amortization	3.9	2.3	0.6	4.0	2.4	13.2
Interest expense, net	9.9	19.8	—	(0.4)	2.8	32.1
Goodwill and other intangible assets charge	—	—	—	—	5.5	5.5
Unrealized foreign exchange gain	(0.6)	(0.5)	—	—	—	(1.1)
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	0.3	—	0.1	—	—	0.4
Other expense (income), net	0.5	(0.6)	—	(0.1)	—	(0.2)
Income (loss) before income taxes	0.6	10.0	2.5	17.1	(13.0)	17.2
Income tax provision	0.7	3.6	1.8	2.7	—	8.8

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
As of and for the three months ended September 30, 2013

Total assets	$642.3	$410.8	$261.4	$347.3	$93.9	$1,755.7
Goodwill and other intangibles, net	206.4	236.4	206.1	210.4	33.7	893.0
Sales to unaffiliated customers:
Consumer lending	43.7	48.7	18.0	59.8	—	170.2
Check cashing	5.3	17.6	7.5	—	—	30.4
Pawn service fees and sales	21.8	0.1	—	—	—	21.9
Money transfer fees	2.5	5.2	1.0	—	—	8.7
Gold sales	8.1	1.5	0.5	—	—	10.1
Other	9.8	6.0	3.1	—	1.4	20.3

Total sales to unaffiliated customers	91.2	79.1	30.1	59.8	1.4	261.6
Operating margin	10.7	42.4	7.5	8.4	(0.4)	68.6
Provision for loan losses	21.0	2.9	3.4	23.3	—	50.6
Depreciation and amortization	4.2	2.2	0.5	2.5	1.0	10.4
Interest expense, net	12.1	15.9	—	(1.2)	2.9	29.7
Unrealized foreign exchange (gain) loss	(3.7)	(0.7)	—	—	0.3	(4.1)
Loss on store closings	0.1	—	—	—	—	0.1
Other expense (income), net	0.9	(0.6)	—	(0.2)	0.2	0.3
(Loss) income before income taxes	(9.6)	19.6	6.7	5.8	(12.5)	10.0
Income tax (benefit) provision	(0.4)	7.8	0.8	2.5	—	10.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2013 and September 30, 2013, the condensed consolidating statements of operations and comprehensive income (loss) and cash flows for the three months ended September 30, 2012 and 2013 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Balance Sheets June 30, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$0.9	$63.9	$25.4	$106.0	$—	$196.2
Consumer loans, net	—	40.1	25.7	124.4	—	190.2
Pawn loans	—	0.9	—	153.5	—	154.4
Loans in default, net	—	4.5	—	26.7	—	31.2
Other receivables	—	8.4	8.8	13.0	—	30.2
Prepaid expenses and other current assets	—	5.0	9.7	46.8	—	61.5

Total current assets	0.9	122.8	69.6	470.4	—	663.7
Fair value of derivatives	—	27.5	—	3.7	—	31.2
Intercompany receivables	516.7	64.6	—	—	(581.3)	—
Property and equipment, net	—	29.0	19.7	74.1	—	122.8
Goodwill and other intangibles, net	—	231.7	239.7	395.0	—	866.4
Debt issuance costs, net	5.9	8.6	1.5	0.6	—	16.6
Investment in subsidiaries	241.6	467.2	184.7	—	(893.5)	—
Other	—	0.9	19.9	0.2	—	21.0

Total Assets	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

Liabilities and Stockholders’ Equity
Accounts payable	$0.3	$17.7	$11.4	$23.3	$—	$52.7
Income taxes payable	—	14.3	1.1	2.3	—	17.7
Accrued expenses and other liabilities	3.0	37.2	27.1	25.9	—	93.2
Current portion of long-term debt	—	25.0	25.0	17.0	—	67.0

Total current liabilities	3.3	94.2	64.6	68.5	—	230.6
Long-term deferred tax liability	—	3.1	37.2	9.5	—	49.8
Long-term debt	331.1	597.9	—	46.0	—	975.0
Intercompany payables	—	—	187.7	393.6	(581.3)	—
Other non-current liabilities	—	10.4	20.6	4.6	—	35.6

Total liabilities	334.4	705.6	310.1	522.2	(581.3)	1,291.0

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total Liabilities and Stockholders’ Equity	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Three Months ended September 30, 2012 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Consumer lending	$—	$50.9	$17.3	$110.4	$—	$178.6
Check cashing	—	18.6	7.5	6.6	—	32.7
Other	—	15.1	7.3	43.0	—	65.4

Total revenues	—	84.6	32.1	160.0	—	276.7

Operating expenses:
Salaries and benefits	—	16.9	12.2	29.4	—	58.5
Provision for loan losses	—	4.9	3.0	30.5	—	38.4
Occupancy	—	5.4	3.3	8.1	—	16.8
Purchased gold costs	—	1.6	0.5	8.1	—	10.2
Depreciation	—	1.7	0.6	4.3	—	6.6
Other	—	11.4	6.1	34.5	—	52.0

Total operating expenses	—	41.9	25.7	114.9	—	182.5

Operating margin	—	42.7	6.4	45.1	—	94.2

Corporate and other expenses:
Corporate expenses	—	6.0	17.8	7.2	—	31.0
Intercompany charges	—	6.4	(14.3)	7.9	—	—
Other depreciation and amortization	—	0.7	2.3	3.6	—	6.6
Interest expense (income), net	3.6	21.4	(0.8)	7.9	—	32.1
Goodwill and other intangible assets impairment charge	—	—	5.5	—	—	5.5
Unrealized foreign exchange gain	—	(0.5)	—	(0.6)	—	(1.1)
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	—	—	0.1	0.3	—	0.4
Other (income) expense, net	—	—	(0.4)	0.2	—	(0.2)

(Loss) income before income taxes	(3.6)	8.7	(6.5)	18.6	—	17.2
Income tax provision	—	3.6	1.9	3.3	—	8.8

Net (loss) income	(3.6)	5.1	(8.4)	15.3	—	8.4
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Equity in net income of subsidiaries:
National Money Mart Company	5.1	—	—	—	(5.1)	—
Guarantors	(8.4)	—	—	—	8.4	—
Non-guarantors	15.5	—	—	—	(15.5)	—

Net income (loss) attributable to DFC Global Corp.	$8.6	$5.1	$(8.4)	$15.5	$(12.2)	$8.6

Other comprehensive (loss) income	—	(5.0)	4.0	11.7	—	10.7

Total comprehensive income (loss)	$8.6	$0.1	$(4.4)	$27.2	$(12.2)	$19.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows Three Months Ended September 30, 2012 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$8.6	$5.1	$(8.4)	$15.3	$(12.2)	$8.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income of subsidiaries	(12.2)	—	—	—	12.2	—
Depreciation and amortization	0.4	3.4	3.0	8.1	—	14.9
Goodwill and other intangible assets impairment charges	—	—	5.5	—	—	5.5
Provision for loan losses	—	4.9	3.0	30.5	—	38.4
Non-cash stock compensation	2.6	—	—	—	—	2.6
Losses on disposal of fixed assets	—	0.1	0.2	0.2	—	0.5
Unrealized foreign exchange gain	—	(0.5)	—	(0.6)	—	(1.1)
Deferred tax provision (benefit)	—	2.0	1.7	(2.4)	—	1.3
Accretion of debt discount and deferred issuance costs	4.5	1.8	—	—	—	6.3
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	—	—	(0.9)	—	(0.9)
Increase in finance and service charges receivable	—	(1.7)	(0.7)	(7.1)	—	(9.5)
(Increase) decrease in other receivables	—	(0.2)	1.0	8.2	—	9.0
(Increase) decrease in prepaid expenses and other	—	(0.6)	0.8	(4.6)	—	(4.4)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2.9	16.5	(2.3)	(8.9)	—	8.2
Intercompany advances	(4.5)	3.8	(10.9)	11.6	—	—

Net cash provided by (used in) operating activities	2.3	34.6	(7.1)	49.4	—	79.2

Cash flows from investing activities:
Net increase in consumer loans	—	(5.7)	(5.6)	(35.5)	—	(46.8)
Originations of pawn loans	—	(0.1)	—	(72.2)	—	(72.3)
Repayment of pawn loans	—	0.1	—	69.0	—	69.1
Acquisitions, net cash acquired	—	(2.9)	—	(8.1)	—	(11.0)
Additions to property and equipment	—	(2.2)	(1.6)	(10.4)	—	(14.2)
Intercompany advances	(3.0)	(24.8)	21.7	—	6.1	—

Net cash (used in) provided by investing activities	(3.0)	(35.6)	14.5	(57.2)	6.1	(75.2)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.4	—	—	—	—	0.4
Net decrease in revolving credit facilities	—	—	(14.0)	(0.6)	—	(14.6)
Intercompany advances	—	(3.3)	3.0	6.4	(6.1)

Net cash provided by (used in) financing activities	0.4	(3.3)	(11.0)	5.8	(6.1)	(14.2)

Effect of exchange rate changes on cash and cash equivalents	—	3.7	—	2.9	—	6.6

Net (decrease) increase in cash and cash equivalents	(0.3)	(0.6)	(3.6)	0.9	—	(3.6)

Cash and cash equivalents balance-beginning of period	0.3	96.2	35.2	92.3	—	224.0

Cash and cash equivalents balance-end of period	$—	$95.6	$31.6	$93.2	$—	$220.4

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Balance Sheets September 30, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$0.7	$62.3	$27.9	$114.4	$—	$205.3
Consumer loans, net	—	41.3	27.9	127.2	—	196.4
Pawn loans, net	—	1.2	0.1	158.3	—	159.6
Loans in default, net	—	5.8	0.4	24.7	—	30.9
Other receivables	—	7.4	3.2	14.7	—	25.3
Prepaid expenses and other current assets	—	6.2	9.6	50.0	—	65.8

Total current assets	0.7	124.2	69.1	489.3	—	683.3
Fair value of derivatives	—	13.5	—	—	—	13.5
Intercompany receivables	509.8	86.9	—	—	(596.7)	—
Property and equipment, net	—	28.8	19.7	79.6	—	128.1
Goodwill and other intangibles, net	—	236.4	239.7	416.9	—	893.0
Debt issuance costs, net	5.5	8.1	1.2	0.6	—	15.4
Investment in subsidiaries	268.9	463.8	208.9	—	(941.6)	—
Other	—	0.9	21.0	0.5	—	22.4

Total Assets	$784.9	$962.6	$559.6	$986.9	$(1,538.3)	$1,755.7

Liabilities and Stockholders’ Equity
Accounts payable	$0.4	$17.2	$11.8	$17.6	$—	$47.0
Income taxes payable	—	10.2	0.6	2.0	—	12.8
Accrued expenses and other liabilities	5.5	50.9	28.9	30.1	—	115.4
Current portion of long-term debt	—	24.3	23.5	23.9	—	71.7

Total current liabilities	5.9	102.6	64.8	73.6	—	246.9
Fair value of derivatives	—	—	—	8.9	—	8.9
Long-term deferred tax liability	—	2.9	38.1	8.2	—	49.2
Long-term debt	335.4	598.0	—	38.1	—	971.5
Intercompany payables	—	—	184.1	412.6	(596.7)	—
Other non-current liabilities	—	10.2	20.3	4.3	—	34.8

Total liabilities	341.3	713.7	307.3	545.7	(596.7)	1,311.3

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	443.6	248.9	252.3	382.9	(883.3)	444.4

Total stockholders’ equity	443.6	248.9	252.3	382.9	(883.3)	444.4

Total Liabilities and Stockholders’ Equity	$784.9	$962.6	$559.6	$986.9	$(1,538.3)	$1,755.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Three Months ended September 30, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$52.0	$18.0	$100.2	$—	$170.2
Check cashing	—	17.6	7.5	5.3	—	30.4
Other	—	12.8	6.0	42.2	—	61.0

Total revenues	—	82.4	31.5	147.7	—	261.6

Operating expenses:
Salaries and benefits	—	16.4	11.1	33.4	—	60.9
Provision for loan losses	—	4.0	3.4	43.2	—	50.6
Occupancy	—	5.2	3.2	9.6	—	18.0
Purchased gold costs	—	0.9	0.3	8.3	—	9.5
Depreciation	—	1.5	0.5	4.4	—	6.4
Other	—	10.3	5.6	31.7	—	47.6

Total operating expenses	—	38.3	24.1	130.6	—	193.0

Operating margin	—	44.1	7.4	17.1	—	68.6

Corporate and other expenses:
Corporate expenses	—	4.7	16.4	7.5	—	28.6
Intercompany charges	—	2.7	(7.8)	5.1	—	—
Other depreciation and amortization	—	0.7	1.0	2.3	—	4.0
Interest expense (income), net	3.2	17.3	(0.3)	9.5	—	29.7
Unrealized foreign exchange (gain) loss	—	(0.7)	0.3	(3.7)	—	(4.1)
Loss on store closings	—	—	—	0.1	—	0.1
Other expense (income), net	—	0.2	(0.7)	0.8	—	0.3

(Loss) income before income taxes	(3.2)	19.2	(1.5)	(4.5)	—	10.0
Income tax provision	—	7.9	0.8	2.0	—	10.7

Net (loss) income	(3.2)	11.3	(2.3)	(6.5)	—	(0.7)

Equity in net (loss) income of subsidiaries:
National Money Mart Company	11.3	—	—	—	(11.3)	—
Guarantors	(2.3)	—	—	—	2.3	—
Non-guarantors	(6.5)	—	—	—	6.5	—

Net income (loss) attributable to DFC Global Corp.	$(0.7)	$11.3	$(2.3)	$(6.5)	$(2.5)	$(0.7)

Other comprehensive (loss) income	—	(5.8)	5.4	25.1	—	24.7

Total comprehensive (loss) income	$(0.7)	$5.5	$3.1	$18.6	$(2.5)	$24.0

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Consolidating Condensed Statements Of Cash Flows Three Months Ended September 30, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(0.7)	$11.3	$(2.3)	$(6.5)	$(2.5)	$(0.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed income of subsidiaries	(2.5)	—	—	—	2.5	—
Depreciation and amortization	0.4	3.2	1.6	6.8	—	12.0
Provision for loan losses	—	4.0	3.4	43.2	—	50.6
Non-cash stock compensation	2.4	—	—	—	—	2.4
Loss on disposal of fixed assets	—	—	—	0.1	—	0.1
Unrealized foreign exchange (gain) loss	—	(0.7)	0.3	(3.7)	—	(4.1)
Deferred tax (benefit) provision	—	(0.3)	1.0	—	—	0.7
Accretion of debt discount and deferred issuance costs	4.2	0.1	—	—	—	4.3
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in pawn loans fees and service charges receivable	—	(0.1)	—	0.1	—	—
Increase in finance and service charges receivable	—	(0.6)	(0.4)	(4.8)	—	(5.8)
Decrease (increase) in other receivables	—	1.2	5.7	(0.8)	—	6.1
Increase in prepaid expenses and other	—	(0.8)	(0.9)	(1.8)	—	(3.5)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2.4	9.1	6.4	(10.9)	—	7.0
Intercompany advances	(4.5)	(0.9)	(5.2)	10.6	—	—

Net cash provided by operating activities	1.7	25.5	9.6	32.3	—	69.1

Cash flows from investing activities:
Net increase in consumer loans	—	(4.9)	(5.7)	(27.1)	—	(37.7)
Originations of pawn loans	—	(0.4)	—	(73.2)	—	(73.6)
Repayment of pawn loans	—	0.2	—	71.9	—	72.1
Additions to property and equipment	—	(1.5)	(1.5)	(6.9)	—	(9.9)
Intercompany advances	10.8	(0.2)	13.6	—	(24.2)	—

Net cash provided by (used in) investing activities	10.8	(6.8)	6.4	(35.3)	(24.2)	(49.1)

Cash flows from financing activities:
Proceeds from the exercise of stock options	0.2	—	—	—	—	0.2
Net (decrease) increase in revolving credit facilities	—	(0.6)	(1.5)	5.9	—	3.8
Repayment of long-term debt	—	—	—	(10.0)	—	(10.0)
Repurchase of common stock	(12.9)	—	—	—	—	(12.9)
Intercompany advances	—	(21.1)	(12.0)	8.9	24.2	—

Net cash (used in) provided by financing activities	(12.7)	(21.7)	(13.5)	4.8	24.2	(18.9)

Effect of exchange rate changes on cash and cash equivalents	—	1.4	—	6.6	—	8.0

Net (decrease) increase in cash and cash equivalents	(0.2)	(1.6)	2.5	8.4	—	9.1

Cash and cash equivalents balance-beginning of period	0.9	63.9	25.4	106.0	—	196.2

Cash and cash equivalents balance-end of period	$0.7	$62.3	$27.9	$114.4	$—	$205.3

14.	Subsequent Events

On October 25, 2013, DFC Global Corp. (“DFC” or the “Company”) and Dollar Financial Group, Inc. (“DFG”) replaced its existing bank facility and entered into a new senior secured credit facility (the “Revolving Facility”) with a syndicate of lenders, with Deutsche Bank AG, New York Branch, serving as the administrative agent (the “Agent”). The Revolving Facility provides for a five-year $180.0 million global revolving credit facility, with potential to further increase the credit facility to up to $230.0 million. Availability under the

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Revolving Facility is based on a borrowing base comprised of cash and consumer receivables of the borrowers and guarantors, as described below. There is a sublimit for borrowings in the United States based on the borrowing base assets of the U.S. borrower and guarantors.

Borrowings under the Revolving Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars (and other currencies as may be approved by the lenders). Interest on borrowings under the Revolving Facility will be derived from a pricing grid based on the Company’s total secured leverage ratio, which currently allows borrowing for fixed interest periods at an interest rate equal to the LIBO Rate or Canadian Dollar Offer Rate (as applicable based on the currency of borrowing) plus 400 basis points. The Credit Agreement also allows for borrowing at daily rates equal to ABR (the greater of the US prime rate, the one-month LIBO Rate plus 1.00% and the federal funds rate plus  1⁄2 of 1%) plus 300 basis points in the case of borrowing in United States Dollars, Canadian prime rate (equal to the greater of the published Canadian dollar prime rate or one-month CDOR plus 1.00%) plus 300 basis points in the case of borrowings in Canadian Dollars, or a weekly LIBO Rate plus 400 basis points in the case of borrowings in British Pounds Sterling or Euros.

The Revolving Facility allows for borrowings by DFG, National Money Mart Company, an indirect Canadian subsidiary of DFC (“NMM”), Dollar Financial U.K. Limited, an indirect U.K. subsidiary of DFC (“DFUK”) and DF Eurozone (UK) Limited, an indirect U.K. subsidiary of DFC (“DF Eurozone”). Borrowings by DFG under the Revolving Facility are guaranteed by DFC and certain direct and indirect U.S. subsidiaries of DFC. Borrowings by non-U.S. borrowers under the Revolving Facility are guaranteed by DFC and DFG and substantially all of their U.S. subsidiaries, by NMM and substantially all of its direct and indirect Canadian subsidiaries, and by DFUK, DF Eurozone and Instant Cash Loans Limited, a U.K. subsidiary of DFUK. The obligations of the respective borrowers and guarantors under the Revolving Facility are secured by substantially all the assets of such borrowers and guarantors.

The Revolving Facility will mature on October 25, 2018, subject to earlier maturity in the event that the outstanding unsecured notes issued by NMM are not refinanced by September 14, 2016 or the outstanding 3.25% convertible notes issued by DFC are not refinanced by January 15, 2017.

The credit agreement executed in connection with the entry into the Revolving Facility (the “Credit Agreement”) contains customary covenants, representations and warranties and events of default.

In conjunction with the October 25, 2013 new five-year $180.0 million global revolving credit facility, one of the Canadian cross-currency interest rate swap counter-parties, that exited the secured lender group in the new global revolving credit facility, will require the Company to either novate or unwind its notional amount (pay CAD 147,990,000, receive USD 150,000,000). The Company has agreed with the counter-party that the termination of the swap will be effective no later than February 22, 2014 and the Company is currently seeking alternatives to replace it. If the Company fails to novate or unwind the cross-currency interest rate swap by February 22, 2014, it would result in an Event of Default under the Company’s global revolving credit facility unless such deadline is extended by majority lenders under the global revolving credit facility. If the lenders were to terminate and demand repayment of the global revolving credit facility as a result of such Event of Default, this would result in a cross-default of the Company’s 2016 Notes and Senior Convertible Notes. The fair value of this cross-currency interest rate swap was an asset of $3.5 million as of September 30, 2013.

Subsequent to September 30, 2013, the Company continued repurchases of its common stock under its previously announced stock repurchase plan. Between October 1, 2013 and November 8, 2013, the Company repurchased 372,589 shares of its common stock for an aggregate price of $4.4 million.

On October 1, 2013, the Company sold its shares of Merchant Cash Express Limited, which provided merchant cash advances to small business customers in the United Kingdom, which were repaid by future credit card receipts. The Company recorded a modest gain on the sale.

On October 2, 2013, the Company acquired the entire issued share capital of Gemgain Limited, which operates 14 pawnbroking stores in the United Kingdom trading under the name TGS Pawnbrokers. The aggregate price was approximately $5.1 million, subject to a working capital adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements or challenges in operations, regulatory developments, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013, as amended by the risk factors included under “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Executive Summary

Overview

We are a leading international non-bank provider of alternative financial services, principally unsecured short-term consumer loans, secured pawn loans, check cashing, gold buying, money transfers and reloadable prepaid debit cards, serving primarily unbanked and under-banked consumers. We serve our customers through our nearly 1,500 current retail storefront locations and our multiple Internet platforms in ten countries across Europe and North America: the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania, the Czech Republic and the Republic of Ireland. Our networks of retail locations in the United Kingdom and Canada are the largest of their kind by revenue in each of those countries. We believe we operate one of the largest online unsecured short-term consumer lending businesses by revenue and loan portfolio in the United Kingdom. We also believe that, by virtue of our secured pawn lending operations in the United Kingdom, Scandinavia, Poland, Romania and Spain, we are the largest pawn lender in Europe measured by loan portfolio.

At September 30, 2013, our global retail operations consisted of 1,488 retail storefront locations, of which 1,478 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!®, Super Efectivo® and Express Credit. In addition to our retail stores, we also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the kyzoo and paydayloan.caSM brand names, and primarily under the OK Money brand name in the Czech Republic, Spain, Sweden and Poland (where we also offer a product branded kyzoo). We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, an installment loan in the United Kingdom branded as Ladder Loans®, and a consumer line of credit in Finland offered by DFC Nordic Oyj. In addition, our DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through our branded Military Installment Loan and Education Services, or MILES®, program.

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

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. We have continued to expand our Internet lending business after our fiscal 2011 acquisition of one of the largest online providers of unsecured short-term consumer loans by revenue in the United Kingdom, leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to launch an Internet lending business in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013. We expect to further extend our Internet lending capabilities into other countries in the future. We are also actively expanding our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland. In March 2012, we acquired a chain of eight retail pawn and gold buying stores in Spain and have since expanded our Spanish retail operations to include 21 new SuperEfectivo retail locations and one high-end Suttons & Robertsons pawn store in Madrid. Also, in May 2013, we acquired Express Credit Amanet S.R.L., a chain of 32 retail pawn and gold buying stores in Romania, offering secured pawn lending mainly on gold jewelry and small-size, high-value electronics in addition to gold buying services. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons & Robertsons stores in Britain and Madrid, Spain, and grew our secured pawn lending in our Canadian retail stores during fiscal 2013. Also in 2013, we began offering secured pawn lending on gold jewelry as a pilot program in 32 of our U.S. retail stores and look to expand that product offering in fiscal 2014. Internet-based and secured pawn lending generated $59.8 million and $21.9 million, respectively, of revenue for the three months ended September 30, 2013, representing 22.9% and 8.4%, respectively, of our revenue for the first quarter of fiscal 2014.

Prior to the fourth quarter of fiscal 2013, we had been organized based on geographic locations and the types of products and services that we provided. Under this organizational structure, we had three reportable segments: our financial services offerings in each of Europe, Canada and the United States. During the fourth quarter of fiscal 2013, we implemented changes in our operating segments resulting from changes in the processes employed for allocating resources across the Company and reviewing operating results to assess performance by our Chief Operating Decision Maker. These changes, which resulted in part from the reorganization of our business operations that were initiated during the third quarter of fiscal 2013, were fully implemented in the fourth quarter of fiscal year 2013 to align our operating and reportable segments with how we manage the business and view the markets we serve.

We manage our business as four reportable segments — our retail-based financial services offerings in each of Europe, Canada and the United States, as well as our eCommerce reportable segment, which operates in Europe and Canada. Dealers’ Financial Services, LLC, or DFS, our subsidiary that offers products and services to enlisted military personnel and operates independently of our other businesses, is included in Other.

Trends and Competition in Internet-based Business

Within the past three years, we have significantly expanded our online presence through our acquisition of one of the largest online providers of unsecured short-term consumer loans in the United Kingdom and leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to expand our Internet lending offerings to Poland, the Czech Republic and Spain. We expect to continue to expand our online lending business in the future, both through strategic acquisitions and organic growth. Due to low barriers to entry for new non-bank lenders, particularly those who offer their services through the Internet, we have seen an increase in the number of competitors within the online markets in which we now operate (including a large increase in providers in the United Kingdom), we believe that competition in the online loan market continues to be highly competitive. Additionally, we believe that recent and ongoing regulatory developments in the United Kingdom and Finland will likely result in some market consolidation and provide additional growth opportunities for companies with sufficient capital and sound operating platforms.

Recent Regulatory Developments

Set forth below is a brief discussion of recent legal and regulatory developments in markets in which we operate that may have a material impact on us and our results of operations.

In the United Kingdom, our consumer lending activities are primarily regulated by the Office of Fair Trading, or OFT, which is responsible for licensing and regulating companies that offer consumer credit. Effective April 1, 2014, the OFT will transfer regulatory authority over the consumer credit industry to the new Financial Conduct Authority, or FCA. Upon that change, the FCA will be the regulator for, among others, credit card issuers, payday loan companies, pawn brokers, rent-to-own companies, debt management and collection firms and providers of debt advice. In October 2013, the FCA issued a consultation paper addressing how it proposes to regulate the consumer credit industry with proposals covering, among other things, its proposed definition of “high cost credit”, strengthened scrutiny of firms entering the consumer credit market, enhanced advertising and disclosure requirements, affordability assessments and limitations on the use of continuous payment authority and the number of times a loan may be rolled over. The public comment period for the proposals extends until December 2013, and comments submitted to the FCA may result in modifications to the proposals of varying degrees and significance. We are reviewing these proposals and working with our industry association to provide appropriate comments. As a result of the procedural steps that are taken in such a consultation, we cannot yet determine what impact, if any, this change in regulatory oversight will have on our business.

In general in the UK, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. The FCA has indicated that they expect that the requirements of those rules will be kept in place once the FCA assumes regulatory authority.

In February 2012 the OFT began an extensive review of the short-term lending sector in the United Kingdom to assess its compliance with the Consumer Credit Act and Irresponsible Lending Guidance. The review included approximately 50 of the largest companies offering unsecured short-term consumer loans, including us, for which the OFT conducted on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. Our U.K operations were reviewed in late fiscal 2012. In November 2012, the OFT issued revised Debt Collection Guidance. Under the updated Debt Collection Guidance, we are required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments, and we are required to suspend the use of continuous payment authority to collect defaulted debts from a customer whom we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. The OFT issued its final report on the outcome of its sector review in March 2013, in which it indicated that the reviewed lenders would receive letters from the OFT that would include specific findings for each lender. While each of these letters had different requirements specific to the particular business, overall, the letters both specifically and generally advised on required actions in the following categories: advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues. Our Payday UK business received its letter and submitted a required response prepared by an independent consulting firm confirming Payday UK’s compliance with the OFT letters’ requirements in May 2013, while our Payday Express and The Money Shop businesses completed the same exercise in July 2013.

In June 2013 the OFT referred the payday lending sector in the United Kingdom to the Competition Commission for review. In its inquiry, the Competition Commission is required to decide whether any feature, or combination of features, of each relevant market prevents, restricts or distorts competition in the market on a number of grounds so as to negatively impact consumer outcomes. The Competition Commission’s review of the sector may continue until June 2015, and we are cooperating in responding to requests for documents and other information regarding our business and sector.

As we continue to evaluate all of these regulatory developments in the United Kingdom, we may consider or be required to make additional changes, to our lending and collection practices, but it is too soon to estimate the impact of any such changes.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland, including regulations affecting our Finland-based subsidiary, DFC Nordic Oyj. On September 11, 2012, after a consultation period which resulted in several potential modifications to the working group’s proposals, a bill was introduced in the Finnish Parliament, and ultimately passed and became effective on June 1, 2013, restricting the interest rate on loans less than EUR 2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50%. As a result of this law, we ceased originating our short-term consumer loan product and in May 2013 we introduced a new consumer credit line product to replace the Internet-based short-term loan product in Finland. We are also evaluating the possibility of launching new alternative products which would comply with the amended law.

In the United States, the Consumer Financial Protection Bureau (the “CFPB”) has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of the CFPB review, we are taking corrective action to address the CFPB’s findings by enhancing our operating and compliance procedures, controls and systems.

Separately, the CFPB performed an examination of DFS during the fiscal year ended June 30, 2013. As a result of this examination, DFS was informed by the CFPB that it intended to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS cooperated in the CFPB examination. In June, DFS agreed to provide, and the CFPB agreed to accept, a $3.3 million “redress” fund for affected DFS customers. The $3.3 million is included in our accrued liabilities as of September 30, 2013. DFS signed a Consent Order and Stipulation with the CFPB on June 25, 2013. In July, DFS met with the CFPB to discuss the process for meeting certain compliance management system requirements as agreed to in its Consent Order. Subsequently, DFS submitted its customer redress plan and its compliance plan to the CFPB.

In addition to these supervisory and enforcement powers, the CFPB may also exercise regulatory authority over the products and services that we offer in the United States. Until such time as the CFPB exercises its rulemaking powers, we cannot predict what effect any such regulation may have on our U.S. business.

Recent Events

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. On August 21, 2013, our Board of Directors authorized an increase of 5.0 million shares under the plan. Under the repurchase plan, we can repurchase shares of our outstanding common stock on a discretionary basis. During the fiscal year ended June 30, 2013, we repurchased 3,499,881 shares of our outstanding common stock for an aggregate purchase price of $54.4 million. During the three months ended September 30, 2013, we repurchased an additional 984,276 shares of our outstanding common stock for an aggregate purchase price of $12.9 million. Through November 8, 2013, we repurchased an additional 372,589 shares of our outstanding common stock for an aggregate purchase price of $4.4 million.

On October 25, 2013, we replaced our existing bank facility and entered into a new senior secured credit facility (the “Revolving Facility”) with a syndicate of lenders, with Deutsche Bank AG, New York Branch, serving as the administrative agent (the “Agent”). The Revolving Facility provides for a five-year $180.0 million global revolving credit facility, with potential to further increase the credit facility to up to $230.0 million. Availability under the Revolving Facility is based on a borrowing base comprised of cash and consumer receivables of the borrowers and guarantors, as described below. There is a sublimit for borrowings in the United States based on the borrowing base assets of the U.S. borrower and guarantors.

Borrowings under the Revolving Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars (and other currencies as may be approved by the lenders). Interest on borrowings under the Revolving Facility will be derived from a pricing grid based on our total secured leverage ratio, which currently allows borrowing for fixed interest periods at an interest rate equal to the LIBO Rate or Canadian Dollar Offer Rate (as applicable based on the currency of borrowing) plus 400 basis points. The Credit Agreement also allows for borrowing at daily rates equal to ABR (the greater of the US prime rate, the one-month LIBO Rate plus 1.00% and the federal funds rate plus  1⁄2 of 1%) plus 300 basis points in the case of borrowing in United States Dollars, Canadian prime rate (equal to the greater of the published Canadian dollar prime rate or one-month CDOR plus 1.00%) plus 300 basis points in the case of borrowings in Canadian Dollars, or a weekly LIBO Rate plus 400 basis points in the case of borrowings in British Pounds Sterling or Euros.

The Revolving Facility allows for borrowings by DFG, National Money Mart Company, an indirect Canadian subsidiary of DFC (“NMM”), Dollar Financial U.K. Limited, an indirect U.K. subsidiary of DFC (“DFUK”) and DF Eurozone (UK) Limited, an indirect U.K. subsidiary of DFC (“DF Eurozone”). Borrowings by DFG under the Revolving Facility are guaranteed by DFC and certain direct and indirect U.S. subsidiaries of DFC. Borrowings by non-U.S. borrowers under the Revolving Facility are guaranteed by DFC and DFG and substantially all of their U.S. subsidiaries, by NMM and substantially all of its direct and indirect Canadian subsidiaries, and by DFUK, DF Eurozone and Instant Cash Loans Limited, a U.K. subsidiary of DFUK. The obligations of the respective borrowers and guarantors under the Revolving Facility are secured by substantially all the assets of such borrowers and guarantors.

The Revolving Facility will mature on October 25, 2018, subject to earlier maturity in the event that the outstanding unsecured notes issued by NMM are not refinanced by September 14, 2016 or the outstanding 3.25% convertible notes issued by DFC are not refinanced by January 15, 2017.

The credit agreement executed in connection with the entry into the Revolving Facility (the “Credit Agreement”) contains customary covenants, representations and warranties and events of default.

In conjunction with the October 25, 2013 new five-year $180.0 million global revolving credit facility, one of the Canadian cross-currency interest rate swap counter-parties, that exited the secured lender group in the new global revolving credit facility, will require us to either novate or unwind its notional amount (pay CAD 147,990,000, receive USD 150,000,000). We have agreed with the counter-party that the termination of the swap will be effective no later than February 22, 2014 and we are currently seeking alternatives to replace it. If we fail to novate or unwind the cross-currency interest rate swap by February 22, 2014, it would result in an Event of Default under our global revolving credit facility unless such deadline is extended by majority lenders under the global revolving credit facility. If the lenders were to terminate and demand repayment of the global revolving credit facility as a result of such Event of Default, this would result in a cross-default of our 2016 Notes and Senior Convertible Notes. The fair value of this cross-currency interest rate swap was an asset of $3.5 million as of September 30, 2013.

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

Management believes there have been no significant changes during the three months ended September 30, 2013, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended September 30,
	2012		2013
	(Dollars in millions, except per share amounts)
Total revenues:
Consumer lending	$178.6	64.5%	$170.2	65.1%
Check cashing	32.7	11.8%	30.4	11.6%
Pawn service fees and sales	19.7	7.1%	21.9	8.4%
Money transfer fees	9.5	3.5%	8.7	3.3%
Gold sales	14.2	5.1%	10.1	3.9%
Other	22.0	8.0%	20.3	7.7%

Total consolidated revenues	276.7	100.0%	261.6	100.0%

Operating expenses:
Salaries and benefits	58.5	21.1%	60.9	23.3%
Provision for loan losses	38.4	13.9%	50.6	19.4%
Occupancy	16.8	6.1%	18.0	6.9%
Purchased gold costs	10.2	3.7%	9.5	3.6%
Advertising	15.6	5.6%	12.0	4.6%
Depreciation	6.6	2.4%	6.4	2.4%
Other	36.4	13.1%	35.6	13.6%

Total operating expenses	182.5	65.9%	193.0	73.8%

Operating margin	94.2	34.1%	68.6	26.2%

Corporate expenses	31.0	11.2%	28.6	11.0%
Other depreciation and amortization	6.6	2.4%	4.0	1.5%
Interest expense, net	32.1	11.6%	29.7	11.4%
Goodwill and other intangible assets impairment charge	5.5	2.0%	—	—%
Unrealized foreign exchange gain	(1.1)	(0.4)%	(4.1)	(1.6)%
Provision for litigation settlements	2.7	1.0%	—	—%
Loss on store closings	0.4	0.1%	0.1	—%
Other (income) expense, net	(0.2)	—%	0.3	0.1%

Income before income taxes	17.2	6.2%	10.0	3.8%
Income tax provision	8.8	3.2%	10.7	4.1%

Net income (loss)	8.4	3.0%	(0.7)	(0.3)%
Less: Net loss attributable to non-controlling interests	(0.2)	(0.1)%	—	—%

Net income (loss) attributable to DFC Global Corp.	$8.6	3.1%	$(0.7)	(0.3)%

Net income (loss) per share attributable to DFC Global Corp.:
Basic	$0.20		$(0.02)
Diluted	$0.19		$(0.02)

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

	Actual Average Exchange Rates
	Three Months Ended September 30,
	2012	2013
British Pound Sterling	1.5801	1.5510
Canadian Dollar	1.0050	0.9629
Swedish Krona	0.1483	0.1527
Euro	1.2508	1.3249
Polish Zloty	0.3027	0.3121

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenues

Total revenues for the three months ended September 30, 2013 decreased by $15.1 million, or 5.5%, as compared to the three months ended September 30, 2012. The impact of new stores and acquisitions accounted for an increase of $7.2 million, while the impact of foreign currency accounted for a decrease of $5.1 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $17.3 million, or 6.2%. The decrease was primarily the result of a $15.6 million decrease in revenues in eCommerce, related to consumer lending, as well as a $1.1 million decrease in Canada Retail revenues, primarily as a result of decreased gold sales.

Consolidated fees from consumer lending were $170.2 million for the three months ended September 30, 2013 compared to $178.6 million for the three months ended September 30, 2012, a decrease of $8.4 million, or 4.7%. The impact of new stores and acquisitions accounted for an increase of $2.8 million, while the impact of foreign currency accounted for a decrease of $3.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues decreased by approximately $7.6 million. Consumer lending revenues in eCommerce decreased by $15.6 million, while consumer lending revenues in Europe Retail, Canada Retail and United States Retail increased by $5.7 million, $1.6 million and $0.7 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues were negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. Loan originations decreased from $796.6 million for the three months ended September 30, 2012 to $721.5 for the three months ended September 30, 2013.

Consolidated check cashing revenue decreased $2.3 million, or 7.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The impact of new stores and acquisitions accounted for a $0.8 million increase, while the impact of foreign currency accounted for a decrease of $0.9 million. The remaining check cashing revenues were down $2.2 million, or 6.9%, for the three months ended September 30, 2013, primarily as a result of the gradual migration away from paper checks. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 22.4% in Europe Retail, 3.9% in Canada Retail and 0.5% in United States Retail. There was an aggregate decline of 6.8% in the number of checks cashed for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Pawn service fees were $21.9 million for the three months ended September 30, 2013, representing an increase of $2.2 million, or 11.5%, compared to the three months ended September 30, 2012. The impact of new stores and acquisitions accounted for a $1.9 million increase, while the impact of foreign currency accounted for an increase of $0.2 million. Pawn lending interest and the margin on the disposition of unredeemed pawn pledge inventory was unfavorably impacted by the year-over-year decline in gold prices.

For the three months ended September 30, 2013, money transfer fees, gold sales and all other revenues decreased by $6.6 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $7.5 million, or 16.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily due to lower gold sales, lower money transfer fees, reduced DFS revenues and lower debit card fees in Canada.

Operating Expenses

Operating expenses were $193.0 million for the three months ended September 30, 2013 compared to $182.5 million for the three months ended September 30, 2012, an increase of $10.5 million or 5.7%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $7.2 million. The impact of foreign currency fluctuations accounted for a decrease of $2.7 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses increased by $6.0 million as compared to the prior year. For the three months ended September 30, 2013, total operating expenses increased to 73.8% of total revenue as compared to 65.9% of total revenue in the prior year, primarily due to a higher provision for loan losses. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 72.6%.

The consolidated loan loss provision, excluding a $3.3 million provision related to pawn loans, expressed as a percentage of gross consumer lending revenue, was 27.8% for the three months ended September 30, 2013 compared to 21.5% for the three months ended September 30, 2012. The increase in the loan loss provision for the three months ended September 30, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the three loan rollover limitation, as well as from a modification in our collection practices, which now place additional limitations on the number and duration of debit attempts to the customer’s account. We anticipate that loan losses will be higher over the near-term because of the implementation of the three loan rollover limitation and the change in collection practices that were implemented during the three months ended September 30, 2013. Our estimates of the allowance for loan losses are inherently uncertain as many of these changes to underwriting and collections have been implemented recently and we do not have significant historical information for the loss rates and collections experience in accordance with the recently established regulatory guidance.

Relative to our reportable segments, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe Retail increased by $12.4 million, while operating expenses decreased by $2.9 million, $2.2 million and $1.0 million in Canada Retail, eCommerce and United States Retail, respectively. The increase in operating expenses in Europe Retail is primarily the result of the increase in the provision for loan losses noted above. The decrease in operating expenses for eCommerce was primarily the result of a decrease in advertising expenses, and the decrease in operating expenses for Canada Retail was primarily the result of a reduced provision for loan losses and a decrease in advertising expenses. However, this trend in advertising expenses may not continue.

Corporate Expenses

Corporate expenses were $28.6 million for the three months ended September 30, 2013 compared to $31.0 million for the three months ended September 30, 2012, a decrease of $2.4 million. The decrease in corporate expenses is primarily the result of a decrease in salaries and benefits costs, as well as decreased franchise and other taxes.

Other Depreciation and Amortization

Other depreciation and amortization was $4.0 million for the three months ended September 30, 2013 compared to $6.6 million for the three months ended September 30, 2012. The decrease of $2.6 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charges recorded during the fiscal year ended June 30, 2013, as well as other acquired intangible assets becoming fully amortized.

Interest Expense

Interest expense, net was $29.7 million for the three months ended September 30, 2013 compared to $32.1 million for the three months ended September 30, 2012. Included in the interest expense for the three months ended September 30, 2013 is approximately $5.8 million of non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $7.8 million for the three months ended September 30, 2012, representing a decrease of approximately $2.0 million. The decrease was primarily related to our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $1.6 million non-cash interest charge for the three months ended September 30, 2012.

Intangible Asset Impairment Charge

We recorded an intangible asset impairment charge of approximately $5.5 million for the three months ended September 30, 2012, associated with the termination of our contract with the third-party lender that principally funded the loans for our Military Installment Loan and Education Services, or MILES®, program.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange gain of $4.1 million for the three months ended September 30, 2013 is due primarily to unrealized foreign exchange gains on intercompany debt denominated in non-functional currencies.

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

Other (Income) Expense

During the three months ended September 30, 2013, we recorded net other expense of approximately $0.3 million, due to other income items of $0.6 million, offset by acquisition-related activities of $0.2 million and realized foreign exchange losses of $0.7 million.

During the three months ended September 30, 2012, we recorded net other income of approximately $0.2 million, due to other income items of $0.9 million, partially offset by acquisition-related activities of $0.4 million and realized foreign exchange losses of $0.3 million.

Income Tax Provision

The provision for income taxes was $10.7 million for the three months ended September 30, 2013 compared to a provision of $8.8 million for the three months ended September 30, 2012. The Company’s effective tax rate was 106.9% for the three months ended September 30, 2013 and was 50.8% for the three months ended September 30, 2012. The increase in the effective tax rate for the three months ended September 30, 2013 as compared to the prior year was primarily a result of lower pretax income principally resulting from losses within the UK and Finland. The provision for income taxes for the three months ended September 30, 2013 included the recognition of full valuation allowances for losses within Finland and Poland as it is not more-likely-than-not that deferred tax assets within these jurisdictions will be realized. Furthermore, the provision for income taxes for both periods also includes recognition of additional tax reserves for uncertain tax positions within Canada.

At June 30 and September 30, 2013 the Company had unrecognized tax benefit reserves related to uncertain tax positions of $20.7 million and $23.9 million respectively, which primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. The total increase for the quarter ended September 30, 2013 of $3.2 million is comprised of $1.2 million in interest and $2.0 million in additional unrecognized tax benefit reserves. The cumulative interest at June 30 and September 30, 2013 was $2.6 million and $3.8 million respectively.

Results of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

			% Increase/ Decrease - Margin Change
	Three Months Ended September 30,
	2012	2013
	(Dollars in millions)

Europe Retail revenues:
Consumer lending	$37.2	$43.7	17.4%
Check cashing	6.6	5.3	(19.4%)
Pawn service fees and sales	19.7	21.8	10.9%
Money transfer fees	2.8	2.5	(8.7%)
Gold sales	10.6	8.1	(23.5%)
Other	9.9	9.8	(1.5%)

Total Europe Retail revenues	$86.8	$91.2	5.1%
Operating margin	27.0%	11.7%	(15.3 pts. )

Canada Retail revenues:
Consumer lending	$48.6	$48.7	0.3%
Check cashing	18.6	17.6	(5.5%)
Pawn service fees and sales	—	0.1	n/m
Money transfer fees	5.4	5.2	(5.8%)
Gold sales	2.7	1.5	(43.1%)
Other	7.0	6.0	(14.3%)

Total Canada Retail revenues	$82.3	$79.1	(3.9%)
Operating margin	50.9%	53.7%	2.8 pts.

United States Retail revenues:
Consumer lending	$17.3	$18.0	3.9%
Check cashing	7.5	7.5	(0.5%)
Money transfer fees	1.3	1.0	(17.0%)
Gold sales	0.9	0.5	(49.4%)
Other	3.2	3.1	(3.2%)

Total United States Retail revenues	$30.2	$30.1	(0.4%)
Operating margin	22.1%	25.0%	2.9 pts.

eCommerce revenues:
Consumer lending	$75.5	$59.8	(20.8%)

Total eCommerce revenues	$75.5	$59.8	(20.8%)
Operating margin	29.9%	14.0%	(15.9 pts. )

Other revenues:
Total Other revenues (included in other revenue)	1.9	1.4	(26.8%)
Operating margin	(13.5%)	(30.0%)	(16.5 pts. )

Total revenue	$276.7	$261.6	(5.5%)

Operating margin	$94.2	$68.6	(27.2%)

Operating margin %	34.1%	26.2%	(7.9 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s operating margin as a percentage of total segment operating margin:

	Three Months Ended September 30,
	Revenue		Operating Margin
	2012	2013	2012	2013
Europe Retail	31.4%	34.9%	24.8%	15.6%
Canada Retail	29.7%	30.2%	44.4%	61.9%
United States Retail	10.9%	11.5%	7.1%	10.9%
eCommerce	27.3%	22.9%	24.0%	12.2%
Other	0.7%	0.5%	(0.3)%	(0.6)%

	100.0%	100.0%	100.0%	100.0%

Europe Retail

Total revenues in Europe Retail were $91.2 million for the three months ended September 30, 2013, compared to $86.8 million for the three months ended September 30, 2012, an increase of $4.4 million or 5.1%. The impact of new stores and acquisitions accounted for an increase of $5.2 million. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe Retail were flat. Consumer lending revenue was up by $5.7 million (on a constant currency basis and excluding new stores and acquisitions) for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The growth in consumer lending revenue reflects the continued growth of the store-based business. Europe Retail consumer lending revenue was negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. Pawn service fees and sales were flat on a constant currency basis and excluding new stores and acquisitions for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Pawn service fees and sales were negatively impacted by a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the three months ended September 30, 2013. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $4.2 million, primarily as a result of a decrease in gold sales and money transfer fees, partially offset by increased currency exchange revenues. Check cashing revenues in Europe Retail were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $1.5 million, or 22.4% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe Retail increased by $17.1 million, or 27.1%, from $63.4 million for the three months ended September 30, 2012 to $80.5 million for the three months ended September 30, 2013. On a constant currency basis and excluding new stores and acquisitions, Europe Retail operating expenses increased by $12.4 million or 19.5%. The increase is primarily the result of an increase in the provision for loan losses, offset by a decrease in purchased gold costs, as a result of lower gold sales.

There was an increase of 19.4 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues, excluding a $3.3 million provision for pawn loans. The $3.3 million increase in the loan loss provision related to pawn loans was the result of continued weakness in gold prices, in local currencies, during the three months ended September 30, 2013. The loan loss provision for the three months ended September 30, 2013 was impacted by higher loan defaults in the United Kingdom resulting from the recent implementation of a three loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended September 30, 2012 was 21.3%, while for the three months ended September 30, 2013, the rate increased to 40.7%. On a constant currency basis, the operating margin percentage in Europe Retail decreased from 27.0% for the three months ended September 30, 2012 to 11.8% for the three months ended September 30, 2013 primarily due to the increase in the provision for loan losses noted above.

The pre-tax loss in Europe Retail was $9.6 million for the three months ended September 30, 2013 compared to $0.6 million of pre-tax income for the prior year, a decrease of $10.2 million, and on a constant currency basis, the decrease was $10.4 million. On a constant currency basis, pre-tax income was negatively impacted by decreased operating margins of $12.6 million and increased interest expense of $2.3 million, as a result of increased intercompany interest expense, partially offset by a decrease of $1.6 million in corporate expenses and increased unrealized foreign exchange gains of $3.1 million.

Canada Retail

Total revenues in Canada Retail were $79.1 million for the three months ended September 30, 2013, a decrease of $3.2 million, or 3.9%, as compared to the three months ended September 30, 2012. The impact of new stores and acquisitions accounted for an increase of $1.4 million. On a constant currency basis, total revenues in Canada Retail increased by $0.3 million, or 0.3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Consumer lending revenues in Canada Retail increased by $2.3 million, or 4.8% (on a constant currency basis), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, related to the growth in our store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $1.9 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $0.3 million in Canada Retail due to decreases in the number of checks cashed, partially offset by an increase in the average fee per check and average face amount per check (also on a constant currency basis).

Operating expenses in Canada Retail decreased $3.9 million, or 9.5%, from $40.5 million for the three months ended September 30, 2012 to $36.6 million for the three months ended September 30, 2013. The impacts of changes in foreign currency rates resulted in a decrease of $1.7 million. The constant currency decrease of approximately $2.2 million is primarily related to decreases in the provision for loan losses, advertising expenses and purchased gold costs. On a constant currency basis, the provision for loan losses, as a percentage of loan revenues, decreased by 2.5 percentage points from 8.5% to 6.0%, as a result of the application of $2.7 million of credits awarded under the class action settlements against defaulted loan balances, which reduced the provision for loan losses by the same amount. On a constant currency basis, Canada Retail’s operating margin percentage increased from 50.9% for the three months ended September 30, 2012 to 53.7% for the three months ended September 30, 2013. The increase in this area is primarily the result of the reduced operating expenses noted above.

Canada Retail pre-tax income was $19.6 million for the three months ended September 30, 2013 compared to a pre-tax income of $10.0 million for the three months ended September 30, 2012, an increase of $9.6 million. On a constant currency basis, pre-tax income was $20.5 million. On a constant currency basis, the increase in pre-tax income from the prior year is primarily attributable to increased operating margins of $2.5 million, decreased interest expense of $3.2 million and decreased corporate expenses of $4.7 million.

United States Retail

Total United States Retail revenues were $30.1 million for the three months ended September 30, 2013 compared to $30.2 million for the three months ended September 30, 2012, a decrease of $0.1 million, or 0.4%. From a product perspective, this decrease is primarily related to a decrease in gold sales of $0.4 million and decreased money transfer fees of $0.3 million, partially offset by an increase of $0.7 million in consumer lending revenues. Check cashing revenues were $7.5 million for both the three months ended September 30, 2012 and 2013, as a decrease in the number of checks cashed was offset by an increase in the average fee per check and average face amount per check.

Operating margins in United States Retail were 25.0% for the three months ended September 30, 2013, compared to 22.1% for the three months ended September 30, 2012. This increase was primarily the result of a decrease in salaries and benefits costs and purchased gold costs, partially offset by an increase in the provision for loan losses, due to higher initial returns and lower collections.

United States Retail pre-tax profit was $6.7 million for the three months ended September 30, 2013 compared to $2.5 million for the prior year. The increase was primarily the result of the three months ended September 30, 2012 including a $2.7 million provision for litigation settlements, as well as an increase of $0.8 million in operating margins and a $0.6 million decrease in corporate expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

eCommerce

Total eCommerce revenues were $59.8 million for the three months ended September 30, 2013, compared to $75.5 million for the three months ended September 30, 2012, a decrease of $15.7 million or 20.8%. On a constant currency basis and excluding new markets and acquisitions, year-over-year revenues in eCommerce decreased by $15.6 million, or 20.6%. The decrease in consumer lending revenue primarily reflects decreased loan volume due to the regulatory transition in the United Kingdom.

Operating expenses in eCommerce decreased by $1.5 million, or 2.9%, from $52.9 million for the three months ended September 30, 2012 to $51.4 million for the three months ended September 30, 2013. On a constant currency basis and excluding new markets and acquisitions, eCommerce operating expenses decreased by $2.2 million or 4.1%. There was an increase of 8.0 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the three months ended September 30, 2013 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the three loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended September 30, 2012 was 31.0%, while for the three months ended September 30, 2013, the rate increased to 39.0%. On a constant currency basis, the operating margin percentage in eCommerce decreased from 29.9% for the three months ended September 30, 2012 to 14.3% for the three months ended September 30, 2013 primarily due to the increase in the provision for loan losses noted above, as well as increased salaries and benefits costs, partially offset by reduced advertising expenses.

The pre-tax income in eCommerce was $5.8 million for the three months ended September 30, 2013 compared to $17.1 million of pre-tax income for the prior year, a decrease of $11.3 million – on a constant currency basis, the decrease was $11.1 million. Pre-tax income was negatively impacted by decreased operating margins of $13.9 million, partially offset by decreased corporate expenses of $0.6 million, increased interest income of $0.8 million, and decreased other depreciation and amortization of $1.3 million.

Other

Included in Other are DFS revenues of $1.4 million for the three months ended September 30, 2013, compared to $1.9 million for the three months ended September 30, 2012, a decrease of $0.5 million, or 26.8%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options, as well as less competitive lending criteria from the former third party lender that funded a majority of the loans for our Military Installment Loan and Education Services, or MILES®, program.

On June 27, 2013, DFS received a purported termination notice from the bank funding the MILES loans after DFS and the third-party lender each agreed separately to consent orders with the CFPB, without admitting or denying any of the facts or conclusions of the CFPB review. After restarting the discussions with various potential lending partners during the fourth quarter of fiscal 2013, in August 2013, DFS and a new third-party lender entered into a contract whereby the lender agreed to fund MILES program loans on terms we believe provide more competitive financing alternatives to DFS’ service member customers.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the three months ended September 30, 2013, cash and cash equivalents increased $9.1 million, which is net of a $8.0 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual diminution in value from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Europe-based and Canada-based business units.

Consumer loans, net increased by $6.2 million to $196.4 million at September 30, 2013 from $190.2 million at June 30, 2013. Consumer loans, gross increased by $12.4 million and the related allowance for loan losses increased by $6.2 million. A significant factor for the increase in consolidated consumer loans balances is related to an increase in loans in eCommerce. On a segment basis, Europe Retail realized a decrease in its consumer loans, gross balances of $2.5 million. On a constant currency basis, the consumer loans, gross balances in Europe Retail decreased by $6.3 million. The decrease in the Europe Retail consumer loans balances was primarily due to a decrease in loans in the United Kingdom store-based business. The Canada Retail segment showed an increase in its consumer loans, gross balances of $1.0 million. On a constant currency basis, the Canada Retail segment had an increase in consumer loans, gross balances of $0.1 million. The United States Retail segment had an increase of $2.3 million in its consumer loans, gross balances. The eCommerce segment had an increase of $11.6 million in its consumer loans, gross balances. On a constant currency basis, the consumer loans, gross balances in eCommerce increased by $5.4 million, primarily due to an increase in loans in the Scandinavian Internet business, as a result of the introduction of a new consumer credit line product to replace the short-term loan product in Finland.

On a constant currency basis, the allowance for loan losses increased by $3.4 million and increased as a percentage of the outstanding principal balance to 18.7% at September 30, 2013 from 17.3% at June 30, 2013. The following factors impacted this area:

•	On a constant currency basis, the ratio of the allowance for loan losses in eCommerce as a percentage of consumer loans outstanding increased from 28.6% at June 30, 2013 to 29.5% at September 30, 2013, primarily as a result of higher loss reserves applied to loans in the United Kingdom internet business. The allowance for loan losses was significantly impacted by higher loan default rates and the growth in loans on payment plans, resulting from the recently implemented three loan rollover limitation.

•	On a constant currency basis, Europe Retail’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 15.3% at June 30, 2013 to 18.5% at September 30, 2013, primarily as a result of higher loss reserves applied to loans in the United Kingdom store-based business. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	On a constant currency basis, the ratio of allowance for loan losses in Canada Retail as a percentage of consumer loans outstanding increased from 2.2% at June 30, 2013 to 2.4% at September 30, 2013.

•	The ratio of the allowance for loan losses related to the United States Retail unsecured short-term consumer loans was 1.6% at both June 30, 2013 and September 30, 2013.

Liquidity and Capital Resources

Historically, our principal sources of cash have been from operations, borrowings under our credit facilities and issuance of debt and equity securities. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund consumer loans and pawn loans, finance store expansion, finance acquisitions, repurchase shares of our common stock and finance the expansion of our products and services.

Net cash provided by operating activities was $69.1 million for the three months ended September 30, 2013, compared to net cash provided by operating activities of $79.2 million for the three months ended September 30, 2012. The decrease in net cash provided by operations during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of reduced net income.

Net cash used in investing activities was $49.1 million for the three months ended September 30, 2013, compared to $75.2 million for the three months ended September 30, 2012. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2013 compared to 2012 was primarily the result of the slower growth in our consumer lending portfolios, as well as reduced acquisitions and capital expenditures, due to reduced store openings.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. During the three months ended September 30, 2013, we made capital expenditures of $9.9 million, compared to capital expenditures of $14.2 million and acquisitions of $11.0 million during the three months ended September 30, 2012. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $40.0 million during our fiscal year ending June 30, 2014. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash used in financing activities was $18.9 million for the three months ended September 30, 2013, compared to net cash used in financing activities of $14.2 million for the three months ended September 30, 2012.

The cash used in financing activities during the three months ended September 30, 2013 was primarily a result of share repurchases of $12.9 million, a repayment of $10.0 million of long-term debt and a net borrowing on our revolving credit facilities of $3.8 million.

The cash used in financing activities during the three months ended September 30, 2012 was primarily a result of a net paydown on our revolving credit facilities of $14.6 million.

Senior Secured Credit Facility Until October 25, 2013, we had a senior secured credit facility with a syndicate of lenders, for which the administrative agent was Wells Fargo Bank, National Association. The facility consisted of a $235.0 million global revolving credit facility, with the potential to further increase our available borrowings under the facility to $250.0 million. Availability under the global revolving credit facility was based on a borrowing base comprised of cash and consumer loan receivables in our U.S., Canadian and U.K.-based retail operations, and our U.K. retail store-based pawn loan receivables. There was a sublimit for borrowings in the United States based on the lesser of the U.S. borrowing base under the global revolving credit facility or $75 million.

Borrowings under the global revolving credit facility could have been denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may have been approved by the lenders. Interest on borrowings under the global revolving credit facility was derived from a pricing grid primarily based on our consolidated leverage ratio, which as of September 30, 2013 allowed borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at the alternate base rate, which was the greater of the prime rate and the federal funds rate plus  1⁄2 of 1% plus 300 basis points (6.25% at September 30, 2013). The global revolving credit facility was set to mature on March 1, 2015.

On each of December 23, 2011 and December 31, 2012, we entered into amendments to the senior secured credit agreement governing our global revolving credit facility, which increased our flexibility with respect to business operations, transactions and reporting. On June 25, 2013, we entered into a third amendment to the senior secured credit agreement governing our global revolving credit facility. The amendment amended certain financial and operating covenants in order to provide additional flexibility to us, added a new liquidity covenant, and prohibited the payment of cash dividends.

The global revolving credit facility allowed for borrowings by Dollar Financial Group, Inc., a direct wholly owned subsidiary of DFC Global Corp., National Money Mart Company, our indirect wholly owned Canadian subsidiary, and Dollar Financial U.K. Limited, and Instant Cash Loans Limited, each an indirect wholly owned U.K. subsidiary. Borrowings by Dollar Financial Group, Inc. under the global revolving credit facility were guaranteed by DFC Global Corp. and certain of its direct and indirect domestic U.S. subsidiaries. Borrowings by non-U.S. borrowers under the global revolving credit facility were guaranteed by DFC Global Corp. and Dollar Financial Group, Inc. and substantially all of their domestic U.S. subsidiaries, by National Money Mart Company and substantially all of its direct and indirect Canadian subsidiaries, and by Dollar Financial U.K. Limited and Instant Cash Loans Limited. The obligations of the respective borrowers and guarantors under the global revolving credit facility were secured by substantially all the assets of such borrowers and guarantors.

As of September 30, 2013, there was $47.8 million outstanding under the global revolving credit facility. The senior secured credit agreement governing our global revolving credit facility contains customary covenants, representations and warranties and events of default. As of September 30, 2013, we were in compliance with all such covenants.

On October 25, 2013, we replaced our existing bank facility and entered into a new senior secured credit facility (the “Revolving Facility”) with a syndicate of lenders, with Deutsche Bank AG, New York Branch, serving as the administrative agent (the “Agent”). The Revolving Facility provides for a five-year $180.0 million global revolving credit facility, with potential to further increase the credit facility to up to $230.0 million. Availability under the Revolving Facility is based on a borrowing base comprised of cash and consumer receivables of the borrowers and guarantors, as described below. There is a sublimit for borrowings in the United States based on the borrowing base assets of the U.S. borrower and guarantors.

Borrowings under the Revolving Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars (and other currencies as may be approved by the lenders). Interest on borrowings under the Revolving Facility will be derived from a pricing grid based on our total secured leverage ratio, which currently allows borrowing for fixed interest periods at an interest rate equal to the LIBO Rate or Canadian Dollar Offer Rate (as applicable based on the currency of borrowing) plus 400 basis points. The Credit Agreement also allows for borrowing at daily rates equal to ABR (the greater of the US prime rate, the one-month LIBO Rate plus 1.00% and the federal funds rate plus  1⁄2 of 1%) plus 300 basis points in the case of borrowing in United States Dollars, Canadian prime rate (equal to the greater of the published Canadian dollar prime rate or one-month CDOR plus 1.00%) plus 300 basis points in the case of borrowings in Canadian Dollars, or a weekly LIBO Rate plus 400 basis points in the case of borrowings in British Pounds Sterling or Euros.

The Revolving Facility allows for borrowings by DFG, National Money Mart Company, an indirect Canadian subsidiary of DFC (“NMM”), Dollar Financial U.K. Limited, an indirect U.K. subsidiary of DFC (“DFUK”) and DF Eurozone (UK) Limited, an indirect U.K. subsidiary of DFC (“DF Eurozone”). Borrowings by DFG under the Revolving Facility are guaranteed by DFC and certain direct and indirect U.S. subsidiaries of DFC. Borrowings by non-U.S. borrowers under the Revolving Facility are guaranteed by DFC and DFG and substantially all of their U.S. subsidiaries, by NMM and substantially all of its direct and indirect Canadian subsidiaries, and by DFUK, DF Eurozone and Instant Cash Loans Limited, a U.K. subsidiary of DFUK. The obligations of the respective borrowers and guarantors under the Revolving Facility are secured by substantially all the assets of such borrowers and guarantors.

The Revolving Facility will mature on October 25, 2018, subject to earlier maturity in the event that the outstanding unsecured notes issued by NMM are not refinanced by September 14, 2016 or the outstanding 3.25% convertible notes issued by DFC are not refinanced by January 15, 2017.

The credit agreement executed in connection with the entry into the Revolving Facility (the “Credit Agreement”) contains customary covenants, representations and warranties and events of default.

In conjunction with the October 25, 2013 new five-year $180.0 million global revolving credit facility, one of the Canadian cross-currency interest rate swap counter-parties that exited the secured lender group in the new global revolving credit facility, will require us to either novate or unwind its notional amount (pay CAD 147,990,000, receive USD 150,000,000). We have agreed with the counter-party that the termination of the swap will be effective no later than February 22, 2014 and we are currently seeking alternatives to replace it. If we fail to novate or unwind the cross-currency interest rate swap by February 22, 2014, it would result in an Event of Default under our global revolving credit facility unless such deadline is extended by majority lenders under the global revolving credit facility. If the lenders were to terminate and demand repayment of the global revolving credit facility as a result of such Event of Default, this would result in a cross-default of our 2016 Notes and Senior Convertible Notes. The fair value of this cross-currency interest rate swap was an asset of $3.5 million as of September 30, 2013.

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

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 2.6 million (approximately $3.5 million) was outstanding as of September 30, 2013, and a term loan facility of EUR 8.0 million ($10.8 million), all of which was outstanding as of September 30, 2013. The Finnish revolving credit facility expires in February 2014 and has an interest rate of the one month Euribor plus 155 basis points (1.68% at September 30, 2013). The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.22% at September 30, 2013). The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a secured credit facility which replaced, and refinanced the outstanding borrowings under the prior Swedish facilities. On September 27, 2013, we entered into an amendment to the secured credit facility. The amendment amends certain financial and operating covenants in order to provide additional flexibility to us, and resulted in a SEK 65 million (approximately $10.0 million) prepayment of the term loan portion of the facility, and reduced the capacity under the revolving credit facility by SEK 10 million (approximately $0.2 million). The Swedish credit facility now consists of a term loan facility of SEK 175 million (approximately $27.3 million), all of which was outstanding at September 30, 2013, and a revolving credit facility of SEK 115 million (approximately $17.9 million at September 30, 2013), of which SEK 75 million (approximately $11.7 million) was outstanding as of September 30, 2013. The Swedish term loan is due June 2016 and carries an interest rate of the three month Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (4.21% at September 30, 2013). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (3.21% at September 30, 2013). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

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

As a result of these repurchase transactions and the privately negotiated exchange transactions, $36.2 million and $120.0 million aggregate principal amount of 2027 notes and 2028 notes, respectively, remains outstanding as of September 30, 2013.

Other Debt Other debt consists of $8.6 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $2.9 million revolving loan and a $5.7 million term loan, all of which matures in November 2013. We are currently in the process of negotiating an extension of this facility.

Long-Term Debt On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

As of September 30, 2013, our long-term debt consisted of the following: (i) $598.0 million (excluding discount of $2.0 million) of 10.375% senior notes due 2016 (the “2016 notes”), issued by our Canadian subsidiary, National Money Mart Company: (ii) $36.2 million of our 2.875% convertible notes due 2027 (the “2027 notes”); (iii) $106.9 million (excluding discount of $13.1 million) of our 3.00% convertible notes due 2028 (the “2028 notes”); (iv) $192.2 million (excluding discount of $37.8 million) of our 3.25% convertible notes due 2017 (the “2017 notes”); and (v) $38.1 million of borrowings under Sefina’s term loans.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of September 30, 2013, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving credit facilities	$47.8	$47.8	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	—	600.0	—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	—
2.875% Senior Convertible Notes due 2027	36.2		—	—	36.2	(1)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0	(2)
Scandinavian credit facilities	53.5	15.3	38.2	—	—
Other Notes Payable	8.6	8.6	—	—	—
Obligations under Litigation Settlement Agreements Payable in Cash	12.9	10.5	2.4	—	—
Operating lease obligations (3)	292.5	63.1	101.7	65.1	62.6

Total contractual cash obligations	$1,401.5	$145.3	$142.3	$895.1	$218.8

(1)	Holders have the right to require us to purchase all or a portion of the 2027 Notes on December 31, 2014 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require us to purchase all or a portion of the 2028 Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

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

Impact of Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update is intended to simplify indefinite-lived asset impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. ASU 2012-02 is effective for us for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012. We adopted ASU 2012-02 on July 1, 2013. The adoption of ASU 2012-02 did not have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-02 on July 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-05 will have a material effect on our financial position or results of operations.

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $113.0 million at June 30, 2013 and $109.9 million at September 30, 2013. If prevailing interest rates (e.g. LIBOR) were to increase by 100 basis points over the rates at June 30, 2013 and September 30, 2013, and the variable rate borrowings remained constant, our interest expense would increase by $1.1 million per year.

On April 27, 2012, we entered into swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate that the new swaps will eliminate the non-cash mark to market volatility that had historically been impacting our results of operations as a result of the previous ineffective swap agreements. These swaps also include a fixed-to-fixed interest rate component, thus eliminating our exposure to changes in interest rates for these notes (see the section entitled “Cross Currency Interest Rate Swaps” below).

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

Hypothetically, a 10% change in the USD/CAD exchange rate would have affected pre-tax income by $2.0 million for the three months ended September 30, 2013.

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

Hypothetically, a 10% change in the USD/GBP exchange rate would have affected pre-tax income by $0.3 million for the three months ended September 30, 2013.

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

Fair Value of Fixed Interest Rate Debt Instruments

We currently hold a number of fixed debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operations because they are held at historical cost. Generally, for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of June 30, 2013 and September 30, 2013, the estimated fair value of our fixed rate debt instruments are as follows ($ in millions):

	June 30, 2013	September 30, 2013
$600.0 aggregate principal amount of 10.375% Senior Notes	$636.0	$628.5
$36.2 aggregate principal amount of 2.875% Senior Convertible Notes	35.6	35.2
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	123.6	114.5
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	225.8	209.7

	$1,021.0	$987.9

Cross-Currency Interest Rate Swaps

On April 27, 2012, we entered into swap agreements to hedge the U.S. Dollar exposure associated with our $600.0 million tranche of senior unsecured notes. We anticipate the swaps will eliminate the non-cash mark-to-market volatility that had historically been impacting the income statement as a result of the cross-currency swap instruments that were no longer eligible for cash flow hedge accounting and therefore had their changes in fair value recorded directly in earnings, and will lock in the Canadian Dollar and U.S. Dollar exchange value of the notes at maturity. In addition, on April 20, 2012, we entered into swap agreements to hedge currency exchange risk related to intercompany transactions stemming from the convertible notes issued in April 2012. We expect to incur recurring cash charges of approximately $1.2 million per month in the aggregate related to the new swap agreements. The aggregate fair market values of the cross-currency interest rate swaps at September 30, 2013 are an asset of $13.5 million and a liability of $8.9 million, and are included in fair value of derivatives on the balance sheet.

In conjunction with the October 25, 2013 new five-year $180.0 million global revolving credit facility, one of the Canadian cross-currency interest rate swap counter-parties that exited the secured lender group in the new global revolving credit facility, will require us to either novate or unwind its notional amount (pay CAD 147,990,000, receive USD 150,000,000). We have agreed with the counter-party that the termination of the swap will be effective no later than February 22, 2014 and we are currently seeking alternatives to replace it. If we fail to novate or unwind the cross-currency interest rate swap by February 22, 2014, it would result in an Event of Default under our global revolving credit facility unless such deadline is extended by majority lenders under the global revolving credit facility. If the lenders were to terminate and demand repayment of the global revolving credit facility as a result of such Event of Default, this would result in a cross-default of our 2016 Notes and Senior Convertible Notes. The fair value of this cross-currency interest rate swap was an asset of $3.5 million as of September 30, 2013.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2013, our subsidiary in the United Kingdom had four outstanding gold collars with a notional amount of 2,000 ounces of gold bullion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference herein to the section Part 1 “Note 10. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2013 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, as amended below, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and below are not the only risks we face. Regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

Our business is subject to numerous foreign, federal, state and other local laws, ordinances and regulations in each of the countries in which we operate which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern, or affect, among other things:

•	lending and collection practices, such as truth in lending and short-term and installment lending and continuous payment authority

•	interest rates and usury;

•	loan amount and fee limitations;

•	check cashing fees;

•	licensing and posting of fees;

•	currency reporting;

•	privacy of personal consumer information;

•	prompt remittance of proceeds for the sale of money orders; and

•	the location of our stores through various rules and regulations such as local zoning regulations and requirements for special use permits.

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

In the United Kingdom, our consumer lending activities are regulated by the Office of Fair Trading, or OFT. Effective April 1, 2014, the OFT will transfer regulatory authority over the consumer credit industry to the new Financial Conduct Authority, or FCA. Upon that change, the FCA will be the regulator for, among others, credit card issuers, payday loan companies, pawn brokers, rent-to-own companies, debt management and collection firms and providers of debt advice. In October 2013, the FCA issued a consultation paper addressing how it proposes to regulate the consumer credit industry with proposals covering, among other things, its proposed definition of “high cost credit”, strengthened scrutiny of firms entering the consumer credit market, enhanced advertising and disclosure requirements, affordability assessments and limitations on the use of continuous payment authority and the number of times a loan may be rolled over. The public comment period for the proposals extends until December 2013, and comments submitted to the FCA may result in modifications to the proposals of varying degrees and significance. We are reviewing these proposals and working with our industry association to provide appropriate comments. As a result of the procedural steps that are taken in such a consultation, we cannot yet determine what impact, if any, this change in regulatory oversight will have on our business.

In general in the UK, consumer lending is governed by the Consumer Credit Act of 1974, and related rules and regulations. The FCA has indicated that they expect that the requirements of those rules will be kept in place once the FCA assumes regulatory authority.

In February 2012 the OFT began an extensive review of the short-term lending sector in the United Kingdom to assess its compliance with the Consumer Credit Act and Irresponsible Lending Guidance. The review included approximately 50 of the largest companies offering unsecured short-term consumer loans, including us, for which the OFT conducted on-site inspections that could be used to assess fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. Our U.K operations were reviewed in late fiscal 2012. In November 2012, the OFT issued revised Debt Collection Guidance. Under the updated Debt Collection Guidance, we are required to more specifically disclose to customers the use of continuous payment authority, including the amount(s) that may be deducted, the frequency of use, and the basis for taking partial payments, and we are required to suspend the use of continuous payment authority to collect defaulted debts from a customer whom we believe to be experiencing financial hardship, based in part on our reasonable attempts to discuss the defaulted debt with the customer. The OFT issued its final report on the outcome of its sector review in March 2013, in which it indicated that the reviewed lenders would receive letters from the OFT that would include specific findings for each lender. While each of these letters had different requirements specific to the particular business, overall, the letters both specifically and generally advised on required actions in the following categories: advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); forbearance and debt collection; and regulatory and other compliance issues. Our Payday UK business received its letter and submitted a required response prepared by an independent consulting firm confirming Payday UK’s compliance with the OFT letters’ requirements in May 2013, while our Payday Express and The Money Shop businesses completed the same exercise in July 2013.

In June 2013 the OFT referred the payday lending sector in the United Kingdom to the Competition Commission for review. In its inquiry, the Competition Commission is required to decide whether any feature, or combination of features, of each relevant market prevents, restricts or distorts competition in the market on a number of grounds so as to negatively impact consumer outcomes. The Competition Commission’s review of the sector may continue until June 2015, and we are cooperating in responding to requests for documents and other information regarding our business and sector.

As we continue to evaluate the regulatory developments in the United Kingdom, we may consider making changes to, or may be required to make changes to, our lending and collection practices. If we are required, or decide it is prudent, to make changes to our lending or collection practices in the United Kingdom based on the regulatory environment, such changes could result in a material adverse effect on our business, results of operations, and financial condition.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which, among other things, created the CFPB. In the United States, the CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. Any action by the CFPB with respect to short-term consumer loans could have an adverse impact on our business, results of operations and financial condition.

The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of that review, we are taking corrective action to address the CFPB’s findings by enhancing our operating and compliance procedures, controls and systems. Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, in June 2013, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers. Subsequently, DFS submitted its consumer redress plan and compliance plan to the CFPB.

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

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. On August 21, 2013, our Board of Directors authorized an additional 5,000,000 shares that we can repurchase on a discretionary basis in future periods. During the three months ended September 30, 2013, we repurchased 984,276 shares of our outstanding common stock for an aggregate purchase price of $12.9 million. As of September 30, 2013, an additional approximately 4.5 million shares may be repurchased under the stock repurchase plan. Through November 8, 2013, we repurchased an additional 372,589 shares of our outstanding common stock for an aggregate purchase price of $4.4 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	101,280	$15.12	101,280	—
August 1 - August 31, 2013	691,542	$13.26	691,542	—
September 1 - September 30, 2013	191,454	$11.44	191,454	4,523,843

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

On November 7, 2013, DFC Global Corp. (the “Company”) held its 2013 Annual Meeting of Stockholders (the “Annual Meeting”). A total of 39,434,581 shares of the Company’s common stock were entitled to vote as of September 20, 2013, the record date for the Annual Meeting, of which 36,406,315 were present in person or by proxy at the Annual Meeting. The following is a summary of the final voting results for each matter presented to stockholders at the Annual Meeting.

Proposal 1 - Election of Directors to serve as Class C members of the Company’s Board of Directors for a three-year term expiring on the date of the Company’s 2016 Annual Meeting of Stockholders:

	Votes For	Votes Withheld	Broker Non-Votes
Clive Kahn	30,397,042	3,259,117	2,750,156
John Gavin	29,872,042	3,784,117	2,750,156
Edward A. Evans	29,391,459	4,264,700	2,750,156

Proposal 2 - Advisory vote to approve the compensation paid to our named executive officers for our fiscal year ended June 30, 2013:

Votes For	8,674,490
Votes Against	24,331,987
Abstentions	649,682
Broker Non-Votes	2,750,156

While this vote is advisory, the Board of Directors and its Human Resources and Compensation Committee take these results seriously and intend to factor the Company’s stockholders’ views into the Company’s executive compensation program.

Proposal 3 - Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2014 was ratified:

Votes For	35,575,608
Votes Against	182,237
Abstentions	648,470

Item 6.

Exhibits

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: November 12, 2013	By:	/s/ William M. Athas
	Name:	William M. Athas
	Title:	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (duly authorized officer and principal accounting officer)