Form 10-Q
period 2014-03-31
DFC GLOBAL CORP.
filed 2014-05-12
CIK 1271625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, 38,635,364 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DFC GLOBAL CORP.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DFC GLOBAL CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

	June 30, 2013	March 31, 2014
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$196.2	$236.9
Consumer loans, net:
Consumer loans	229.9	220.2
Less: Allowance for consumer loan losses	(39.7)	(45.4)

Consumer loans, net	190.2	174.8
Pawn loans, net of an allowance of $6.5 and $2.8	154.4	153.4
Loans in default, net of an allowance of $69.6 and $93.4	31.2	25.5
Other receivables	30.2	35.4
Prepaid expenses and other current assets	56.6	51.0
Current deferred tax asset	4.9	1.5

Total current assets	663.7	678.5
Fair value of derivatives	31.2	—
Property and equipment, net of accumulated depreciation of $185.7 and $210.4	122.8	127.6
Goodwill and other intangibles, net	866.4	766.6
Debt issuance costs, net of accumulated amortization of $14.8 and $12.8	16.6	15.3
Other	21.0	23.6

Total Assets	$1,721.7	$1,611.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.7	$39.4
Income taxes payable	17.7	24.7
Accrued expenses and other liabilities	93.2	100.6
Current portion of long-term debt	67.0	92.7
Current deferred tax liability	—	0.5

Total current liabilities	230.6	257.9
Fair value of derivatives	—	12.5
Long-term deferred tax liability	49.8	47.0
Long-term debt	975.0	951.7
Other non-current liabilities	35.6	30.7
Stockholders’ equity:
Common stock, $.001 par value: 100,000,000 shares authorized; 40,112,266 shares and 38,635,364 shares issued and outstanding at June 30, 2013 and March 31, 2014, respectively	—	—
Additional paid-in capital	447.3	433.4
Accumulated deficit	(1.5)	(159.0)
Accumulated other comprehensive (loss) income	(15.1)	37.4

Total stockholders’ equity	$430.7	$311.8

Total Liabilities and Stockholders’ Equity	$1,721.7	$1,611.6

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenues:
Consumer lending	$181.7	$159.2	$549.8	$498.8
Check cashing	31.9	28.9	97.4	89.6
Pawn service fees and sales	21.4	24.0	62.8	70.8
Money transfer fees	8.4	8.2	27.9	26.1
Gold sales	17.8	8.6	51.0	31.3
Other	22.4	19.4	64.3	55.6

Total revenues	283.6	248.3	853.2	772.2

Operating expenses:
Salaries and benefits	61.3	63.6	181.0	187.4
Provision for loan losses	49.7	44.2	128.2	148.4
Occupancy	17.6	19.0	51.4	55.8
Purchased gold costs	15.3	7.8	40.4	28.3
Advertising	18.5	15.1	50.4	45.3
Depreciation	6.5	6.7	19.9	19.6
Maintenance and repairs	4.6	5.4	13.3	15.7
Bank charges and armored carrier service	5.9	5.7	17.5	16.2
Returned checks, net and cash shortages	2.6	2.7	7.5	7.4
Other	28.7	25.8	76.9	72.8

Total operating expenses	210.7	196.0	586.5	596.9

Operating margin	72.9	52.3	266.7	175.3

Corporate and other expenses:
Corporate expenses	27.9	25.9	91.4	77.1
Other depreciation and amortization	6.1	4.4	18.8	12.7
Interest expense, net	28.4	27.1	91.3	85.0
Goodwill and other intangible assets impairment charge	31.1	127.3	36.6	127.3
Unrealized foreign exchange loss	2.1	18.6	0.4	8.3
Provision for litigation settlements	—	0.1	2.7	0.1
Loss on store closings	0.3	0.3	0.9	0.3
Other expense, net	12.7	1.5	12.3	2.7

(Loss) income before income taxes	(35.7)	(152.9)	12.3	(138.2)
Income tax provision	0.7	6.2	20.6	19.3

Net loss	(36.4)	(159.1)	(8.3)	(157.5)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—

Net loss attributable to DFC Global Corp.	$(36.4)	$(159.1)	$(8.1)	$(157.5)

Net loss per share attributable to DFC Global Corp.:
Basic	$(0.86)	$(4.08)	$(0.19)	$(4.00)
Diluted	$(0.86)	$(4.08)	$(0.19)	$(4.00)
Weighted average shares outstanding:
Basic	42,132,520	38,960,472	42,819,974	39,394,628
Diluted	42,132,520	38,960,472	42,819,974	39,394,628

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net loss	$(36.4)	$(159.1)	$(8.3)	$(157.5)
Other comprehensive (loss) income
Foreign currency translation adjustment, net (1)	(22.3)	6.8	(5.9)	47.9
Fair value adjustments of derivatives, net (2)	5.3	0.3	7.2	4.2
Amortization of accumulated other comprehensive loss related to ineffective and discontinued cash flow hedges, net (3)	—	0.4	1.6	0.4

Other comprehensive (loss) income	(17.0)	7.5	2.9	52.5

Comprehensive (loss) income	(53.4)	(151.6)	(5.4)	(105.0)
Net loss applicable to non-controlling interests	—	—	(0.2)	—

Comprehensive (loss) income attributable to DFC Global Corp.	$(53.4)	$(151.6)	$(5.2)	$(105.0)

(1)	Net of $0.8 million and $1.6 million of tax for the three and nine months ended March 31, 2014, respectively.
(2)	Net of $(0.4) million and $0.0 million of tax for the three months ended March 31, 2013 and March 31, 2014, respectively. For the nine months ended March 31, 2013 and March 31, 2014, the tax was $1.1 million and $1.2 million, respectively.
(3)	Net of $0.0 million and $0.1 million of tax for the three months ended March 31, 2013 and March 31, 2014, respectively. For the nine months ended March 31, 2013 and March 31, 2014, the tax was $0.6 million and $0.1 million, respectively.

See notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2013	40,112,266	$—	$447.3	$(1.5)	$(15.1)	$430.7

Comprehensive (loss) income
Net loss				(157.5)		(157.5)
Other comprehensive income					52.5	52.5

Total comprehensive loss						(105.0)
Restricted stock grants	283,248
Stock options exercised	53,722		0.4			0.4
Vested portion of granted restricted stock and restricted stock units			5.0			5.0
Repurchase of common stock	(1,712,365)		(21.5)			(21.5)
Retirement of common stock	(101,507)
Other stock compensation			2.2			2.2

Balance, March 31, 2014	38,635,364	$—	$433.4	$(159.0)	$37.4	$311.8

See accompanying notes to interim unaudited consolidated financial statements.

DFC GLOBAL CORP.

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(8.3)	$(157.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43.4	36.5
Goodwill and other intangible assets impairment charges	36.6	127.3
Provision for loan losses	128.2	148.4
Non-cash stock compensation	7.9	7.2
Gain on sale of subsidiary	—	(1.6)
Loss on disposal of fixed assets	4.0	0.3
Unrealized foreign exchange loss	0.4	8.3
Deferred tax benefit	(1.7)	(2.3)
Accretion of debt discount and deferred issuance costs	15.8	13.5
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in pawn loan fees and service charges receivable	(2.2)	0.2
Increase in finance and service charges receivable	(18.8)	(21.9)
Increase in other receivables	(1.3)	(8.2)
(Increase) decrease in prepaid expenses and other	(0.2)	7.0
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11.3	(5.4)

Net cash provided by operating activities	215.1	151.8
Cash flows from investing activities:
Net increase in consumer loans	(120.3)	(81.9)
Originations of pawn loans	(225.7)	(230.6)
Repayment of pawn loans	219.3	239.2
Acquisitions, net of cash acquired	(25.1)	(26.3)
Additions to property and equipment	(32.7)	(25.5)
Proceeds from sale of subsidiary, net of cash disposed	—	7.2

Net cash used in investing activities	(184.5)	(117.9)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1.1	0.4
Proceeds from termination of cross currency swaps	—	38.8
Net decrease in revolving credit facilities	(5.0)	(4.5)
Repayment of long-term debt	—	(10.0)
Repurchase of common stock	(30.1)	(21.5)
Purchase of 2.875% Senior Convertible Notes due 2027	(8.6)	—
Payment of acquisition installment payments and contingent consideration	(3.9)	—
Payment of debt issuance and other costs	(0.2)	(3.0)

Net cash (used in) provided by financing activities	(46.7)	0.2

Effect of exchange rate changes on cash and cash equivalents	(0.6)	6.6

Net (decrease) increase in cash and cash equivalents	(16.7)	40.7
Cash and cash equivalents at beginning of period	224.0	196.2

Cash and cash equivalents at end of period	$207.3	$236.9

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

DFC Global Corp. is a Delaware corporation formed in 1990. The Company, through its subsidiaries, provides retail financial services to the general public through a network of 1,535 locations (of which 1,525 are company owned) operating principally as The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, Super Efectivo®, MoneyNow!®, Express Credit Amanet® and Monte Caja Oro® in the United Kingdom, Canada, the United States, Sweden, Finland, Poland, Spain, Romania and the Republic of Ireland. This network of stores offers a variety of financial services including unsecured short-term consumer loans, secured pawn services, gold buying, check cashing, money transfer services and various other related services. The Company also offers Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the kyzoo and paydayloan.caSM brand names, and primarily under the OK Money brand name in the Czech Republic, Spain, Sweden and Poland (where we also offer a product branded kyzoo). The Company offers longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, an installment loan in the United Kingdom branded as Ladder Loans®, and a consumer line of credit in Finland offered by DFC Nordic Oyj. In addition, the Company’s DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through its branded Military Installment Loan and Education Services, or MILES®, program.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “DLLR”.

As discussed in Note 14, on April 1, 2014, the Company entered into an Agreement and Plan of Merger pursuant to which, upon the terms and subject to the conditions therein, LSF8 Sterling Merger Company, LLC (“Merger Sub”), a wholly owned subsidiary of LSF8 Sterling Parent, LLC (“Parent”), will merge with and into DFC Global Corp. (the “Merger”), with DFC Global Corp. being the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Lone Star Funds.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (other than shares (i) held in treasury by the Company, (ii) owned by Parent, Merger Sub, the Company or any subsidiary of the Company, or (iii) held by any holder who has not voted in favor of the Merger and who is entitled to demand and properly demands appraisal of such shares pursuant to the Delaware General Corporation Law) that is outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive $9.50 per share in cash, without interest (the “Merger Consideration”). Furthermore, upon the change in control, substantially all of the Company’s outstanding indebtedness becomes payable and due.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on net income or stockholders’ equity.

Note 13—Subsidiary Guarantor Financial Information has been corrected in order to revise the presentation in the consolidating condensed statements of cash flows for the nine months ended March 31, 2013 to reflect intercompany activity, which had previously been included in cash flows from investing activities, as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.

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

Secured pawn loans are offered at most of the Company’s retail financial services locations in the United Kingdom, Poland, Sweden, Finland, Spain and Romania, as well as certain of its U.S. and Canadian stores. Pawn loans are short-term in nature and are secured by the customer’s personal property (“pledge”). At the time of pledge, the loan is recorded and interest and fees, net of costs are accrued for over the life of the loan. If the loan is not repaid, the collateral is deemed forfeited and the pawned item will be sold. If the item is sold, proceeds are used to recover the loan value, interest accrued and fees. Generally, excess funds received from the sale are repaid to the customer. Pawn revenues are recognized using the interest method and loan origination fees, net, are recognized as an adjustment to the yield on the related loan.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal year 2013, the Office of Fair Trading (“OFT”) announced significant proposed changes to marketing, rollover and collection practices which have had and, together with any new changes required by the Financial Conduct Authority, which will assume regulatory oversight from the OFT in April 2014, are expected to have a significant impact on the Company’s short-term loan portfolio within its United Kingdom businesses. The Company’s allowance for loan losses as of March 31, 2014 has been calculated to reflect management’s best estimate and judgment of the likely impact of these changes on probable loan losses. However, these estimates are inherently uncertain, especially given that these regulatory changes have only recently been implemented by the Company. As the ultimate impact of these regulatory actions and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from the Company’s additional experience operating under the revised regulations within the United Kingdom will be reflected in the financial statements in future periods.

Due to a significant decline in gold prices during the fourth quarter of the fiscal year ended June 30, 2013, the Company recorded a $7.1 million provision for expected unredeemed pledges with a carrying value higher than current market gold prices. The Company recorded an additional $2.3 million and $13.3 million provision during the three and nine months ended March 31, 2014, respectively, as a result of a continued weakness in the market price of gold in local currencies. Pawn loans are secured by the customer’s pledged item, which is generally 50% to 80% of the estimated fair value of the pledged item, thus reducing the Company’s exposure to losses on defaulted pawn loans. The Company’s historical redemption rate on pawn loans is in excess of 80%, which means that for more than 80% of its pawn loans, the customer repays the amount borrowed, plus interest and fees, and the Company returns the pledged item to the customer. In the instance where the customer defaults on a pawn loan (fails to redeem), the pledged item is either sold at auction, sold to a gold smelter or sold to a third party in the Company’s retail stores within several weeks of the customer default. Generally, excess amounts received over and above the Company’s recorded asset and auction-related administrative fees are returned to the customer. Included in prepaid expenses and other current assets is unredeemed pawn inventory, consisting primarily of gold-based merchandise, of $23.1 million and $24.0 million at June 30, 2013 and March 31, 2014, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stockholders’ Equity

On December 14, 2011, the Company’s Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 5.0 million shares of its outstanding common stock. On September 20, 2012, the Company’s Board of Directors reconfirmed the plan through September 30, 2013. On August 21, 2013, the Company’s Board of Directors authorized an increase of 5.0 million shares under the plan. Under the repurchase plan, the Company can repurchase shares of its outstanding common stock on a discretionary basis. During the fiscal year ended June 30, 2013, the Company repurchased 3,499,881 shares of its outstanding common stock for an aggregate purchase price of $54.4 million. During the nine months ended March 31, 2014, the Company repurchased an additional 1,712,365 shares of its outstanding common stock for an aggregate purchase price of $21.5 million. As of March 31, 2014, an additional approximately 3.8 million shares may be repurchased under the stock repurchase plan.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net loss attributable to DFC Global Corp.	$(36.4)	$(159.1)	$(8.1)	$(157.5)
Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	42.1	39.0	42.8	39.4
Effect of dilutive stock options (1)	—	—	—	—
Effect of unvested restricted stock and restricted stock unit grants (1)	—	—	—	—

Weighted average number of shares of common stock outstanding—diluted	42.1	39.0	42.8	39.4

(1)	The effect of the dilutive stock options was determined under the treasury stock method. Due to net losses during the three and nine months ended March 31, 2013 and 2014, the effect of the dilutive options and unvested shares of restricted stock and restricted stock unit grants were considered to be anti-dilutive, and therefore were not included in the calculation of diluted earnings per share.

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

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation—Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits. Compensation expense related to share-based compensation included in the consolidated statements of operations for the three months ended March 31, 2013 and 2014 was $1.9 million and $1.6 million, respectively, net of related tax, and $6.1 million and $4.7 million, respectively, net of related tax effects for the nine months ended March 31, 2013 and 2014, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Expected volatility	48.5%	50.6%	49.1%	48.8%
Expected life (years)	5.6	5.6	5.6	5.8
Risk-free interest rate	1.31%	2.16%	1.07%	1.95%
Expected dividends	None	None	None	None
Weighted average fair value	$8.69	$3.71	$7.55	$6.34

A summary of the status of stock option activity for the nine months ended March 31, 2014 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Options outstanding at June 30, 2013 (2,634,198 shares exercisable)	3,080,697	$13.27	5.6	$8.2
Granted	749,149	$13.41
Exercised	(53,722)	$8.27
Forfeited and expired	(195,606)	$16.35

Options outstanding at March 31, 2014	3,580,518	$13.21	5.6	$1.7

Exercisable at March 31, 2014	2,895,277	$12.90	4.8	$1.7

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between closing stock price of DFC’s common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) as of March 31, 2014. The intrinsic value of DFC’s common stock options changes based on the closing price of DFC’s common stock. The total intrinsic value of options exercised for the three and nine months ended March 31, 2014 was $0.0 million and $0.2 million, respectively. As of March 31, 2014, the total unrecognized compensation cost over a weighted-average period of 1.9 years, related to stock options, is expected to be $4.2 million. Cash received from stock options exercised for the three and nine months ended March 31, 2014 was $0.0 million and $0.4 million, respectively.

Restricted stock awards granted under the 2005 Plan and 2007 Plan become vested (i) upon the Company attaining certain annual pre-tax earnings targets (“performance-based”), and (ii) after a designated period of time (“time-based”), which is generally three years. Compensation expense is recorded ratably over the requisite service period based upon an estimate of the likelihood of achieving the performance goals. Compensation expense related to restricted stock awards is measured based on the fair value using the closing market price of DFC’s common stock on the date of the grant. There were no outstanding restricted stock awards at March 31, 2014.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information concerning unvested restricted stock unit awards is as follows:

	Restricted Stock Unit Awards	Weighted Average Grant-Date Fair-Value
Outstanding at June 30, 2013	499,565	$18.69
Granted	585,525	$13.18
Vested	(349,373)	$17.16
Forfeited	(141,323)	$15.70

Outstanding at March 31, 2014	594,394	$14.88

As of March 31, 2014, there was $8.8 million of total unrecognized compensation cost related to unvested restricted share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three and nine months ended March 31, 2014 was $1.8 million and $6.0 million, respectively.

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

The following reflects the credit quality of the Company’s loans receivable. Generally, loans are determined to be nonperforming when they are one day past due without a payment for short term consumer loans and 180 days past due without a payment for longer-term (less than one year) installment loans:

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity (in millions)
	Retail-based Consumer Loans		As of June 30, 2013 Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance
Performing	$130.4	$11.3	$99.5	$28.4	$160.9	$6.5	(1)
Non-performing	60.6	44.5	40.2	25.1	—	—

	$191.0	$55.8	$139.7	$53.5	$160.9	$6.5

	Retail-based Consumer Loans		As of March 31, 2014 Internet-based Consumer Loans		Pawn Loans
	Gross	Allowance	Gross	Allowance	Gross	Allowance
Performing	$120.7	$14.3	$99.5	$31.1	$156.2	$2.8	(1)
Non-performing	70.3	59.0	48.5	34.3	—	—

	$191.0	$73.3	$148.0	$65.4	$156.2	$2.8

(1)	The Company recorded an allowance as of June 30, 2013 and March 31, 2014 against the Company’s pawn loans receivable due to a significant decline in gold prices.

Included in consumer loans, net on the Company’s consolidated balance sheet at June 30, 2013 and March 31, 2014 are $25.2 million of loans, with a related allowance of $15.6 million, and $31.6 million of loans, with a related allowance of $19.6 million, respectively, to customers of the Company’s United Kingdom-based operations who have entered into payment plans. The Company does not recognize revenue on consumer loans in payment plan status; however, it does consider them as performing loans.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following presents the aging of the Company’s past due loans receivable as of June 30, 2013 and March 31, 2014:

Age Analysis of Past Due Loans Receivable (in millions)
As of June 30, 2013
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$16.7	$11.1	$8.2	$32.6	$68.6	$122.4	$191.0	$2.1
Internet-based consumer loans	10.4	7.0	6.0	16.8	40.2	99.5	139.7	—
Pawn loans	—	—	—	—	—	160.9	160.9	—

Total	$27.1	$18.1	$14.2	$49.4	$108.8	$382.8	$491.6	$2.1

As of March 31, 2014
	1-30 days Past Due	30-59 days Past Due	60-89 days Past Due	Greater Than 90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Retail-based consumer loans	$16.4	$11.0	$11.1	$43.4	$81.9	$109.1	$191.0	$2.8
Internet-based consumer loans	10.8	6.5	5.8	25.4	48.5	99.5	148.0	—
Pawn loans	—	—	—	—	—	156.2	156.2	—

Total	$27.2	$17.5	$16.9	$68.8	$130.4	$364.8	$495.2	$2.8

The following details the Company’s loans receivable that are on nonaccrual status as of June 30, 2013 and March 31, 2014:

Loans Receivable on Nonaccrual Status (in millions) As of June 30, 2013
Retail-based consumer loans	$60.6
Internet-based consumer loans	40.2
Pawn loans	—

Total	$100.8

As of March 31, 2014
Retail-based consumer loans	$70.3
Internet-based consumer loans	48.5
Pawn loans	—

Total	$118.8

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in the allowance for consumer and pawn loans credit losses (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Allowance for Consumer Loan Losses:
Beginning Balance	$103.0	$139.1	$75.7	$109.3
Provision for loan losses	49.7	42.0	128.2	135.1
Charge-offs	(53.8)	(51.3)	(124.4)	(138.7)
Recoveries	7.3	9.1	23.5	24.7
Effect of foreign currency translation	(4.8)	(0.1)	(1.6)	8.4

Ending Balance	$101.4	$138.8	$101.4	$138.8

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Allowance for Pawn Loan Losses:
Beginning Balance	$4.2	$6.5
Provision for loan losses	2.3	13.3
Charge-offs	(0.5)	(2.7)
Reclassed to prepaid expenses for unredeemed pawn inventory	(3.2)	(14.5)
Effect of foreign currency translation	—	0.2

Ending Balance	$2.8	$2.8

During the three and nine months ended March 31, 2014, the Company applied CAD 6.9 million (approximately $6.3 million) and CAD 16.2 million (approximately $15.1 million), respectively, of credits awarded under the class action settlements discussed in Note 10 – Contingent Liabilities against defaulted loan balances, which resulted in a reduction of the provision for loan losses of the same amount.

During the three and nine months ended March 31, 2014, the Company sold approximately $4.3 million and $9.6 million, respectively, of non-performing consumer loans for proceeds of approximately $1.9 million and $3.0 million, respectively, and recorded a reduction in the provision from loan losses of $0.9 million and $1.5 million, respectively. The Company has no continuing involvement with the sold consumer loans.

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

During fiscal 2014, the Company acquired the entire issued share capital of Gemgain Limited, which operates 14 pawnbroking stores in the United Kingdom trading under the name TGS Pawnbrokers. The aggregate purchase price was $12.5 million, which resulted in an increase in goodwill of $4.2 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Additionally, the Company completed two acquisitions in Spain, the first being Crirama, S.A. which operates 27 pawnbroking stores. The aggregate purchase price was $8.2 million, which resulted in an increase in goodwill of $5.7 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. The second acquisition in Spain was Belen Oro, S. L. which operates one pawnbroking store in Madrid. The aggregate purchase price was $5.6 million, which resulted in an increase in goodwill of $3.5 million, calculated as the excess purchase price over the preliminary fair value of the identifiable assets acquired. Management’s valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, is based on estimates and assumptions subject to the finalization of the Company’s fair value allocations.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2014 are as follows (in millions):

	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
Balance at June 30, 2013:
Goodwill	$190.2	$182.0	$205.7	$161.9	$52.1	$791.9
Accumulated impairment charges	—	—	—	—	(30.1)	(30.1)

	190.2	182.0	205.7	161.9	22.0	761.8
Acquisitions	13.8	—	—	—	—	13.8
Disposals	(1.0)	—	—	—	—	(1.0)
Goodwill impairment	(52.7)	—	—	(52.5)	(16.3)	(121.5)
Foreign currency translation adjustments	13.6	(8.9)	—	14.9	—	19.6

Balance at March 31, 2014:
Goodwill	216.6	173.1	205.7	176.8	52.1	824.3
Accumulated impairment charges	(52.7)	—	—	(52.5)	(46.4)	(151.6)

	$163.9	$173.1	$205.7	$124.3	$5.7	$672.7

The following table reflects the components of intangible assets (in millions):

	June 30, 2013	March 31, 2014
Non-amortizing intangible assets:
Goodwill	$761.8	$672.7
Reacquired franchise rights	51.7	50.0
DFS MILES program	10.9	5.1
Tradenames	3.4	3.6

	$827.8	$731.4

Amortizable intangible assets:
Purchased technology	$46.4	$50.8
Various contracts	31.6	32.8
Reacquired franchise rights	6.1	5.9
Accumulated amortization:
Purchased technology	(14.1)	(22.1)
Various contracts	(28.9)	(28.8)
Reacquired franchise rights	(2.5)	(3.4)

Total intangible assets	$866.4	$766.6

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the three months ended March 31, 2014, the Company completed an interim test for goodwill impairment as a result of events and circumstances occurring during this interim period that would more likely than not reduce the fair value of certain reporting units below their respective carrying amount. The Company identified interim impairment indicators resulting from: (i) a further decline in the Company’s stock price and market capitalization since the prior fiscal quarter; (ii) a significant reduction in forecasted earnings and cash flows based on projections developed during the month of March 2014 and announced on April 2, 2014; and (iii) the Company’s agreement to be acquired by an affiliate of Lone Star Funds dated April 1, 2014 for $9.50 per share, which was significantly below the Company’s book value of stockholders’ equity at March 31, 2014, prior to the recognition of the impairment charges discussed herein. The significant reduction in earnings resulted in part from the communications with the OFT in February and March 2014 regarding the Company’s compliance with the enhanced regulatory requirements of the FCA.

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

The Company completed Step 1 of its interim goodwill impairment test during the three months ended March 31, 2014 and concluded that the fair values of the DFS, Europe Retail and eCommerce reporting units were less than their respective carrying values. As a result, a preliminary Step 2 of the goodwill impairment test was performed for these reporting units. The Company recognized a preliminary goodwill impairment charge of approximately $121.5 million during the three months ended March 31, 2014, which represents its best estimate of the impairment loss based on the latest information and cash flow projections available. Additionally, the Company recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method. The significant assumptions used in determining the fair value of the MILES program asset were a 23% discount rate, a pre-tax royalty rate of 10%, a 22% annual revenue growth rate and a 3% long-term growth rate.

The impairment charges related to the Company’s DFS reporting unit were the result of an increase in discount rates due to the increased risk of not meeting future projections, as well as reduced projections. The estimates of future cash flows for the DFS reporting unit are in large part dependent on increased market share as a result of more competitive financing alternatives to DFS’ service member customers. These estimates are inherently uncertain.

The Company estimates that the final goodwill impairment charge will be in the range of $120.0 million to $140.0 million. In the fourth quarter of the fiscal year ending June 30, 2014, the Company will perform its annual impairment tests of goodwill, and will finalize the interim estimated impairment of the DFS, Europe Retail and eCommerce goodwill. The Company has not been able to finalize the impairment due to the significant amount of work required to calculate the implied value of goodwill, including the valuation of recognized and unrecognized intangible assets, calculation of deferred taxes and due to the timing of the interim impairment indicator. The actual goodwill impairment charge could be materially different from the estimated charge recognized.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Since the Company estimates the fair value of its reporting units by using a combination of an income approach and a market approach, the fair value estimates are sensitive to the selection of the following inputs: the weighted-average cost of capital rate used to discount the projected cash flows, and the market multiples applied to earnings, but are especially sensitive to the projected future cash flows of the respective reporting unit. The Company’s estimates of future cash flows in its eCommerce reporting unit include the following significant yet inherently uncertain growth and profitability assumptions:

•	Expansion of the Company’s on-line lending platforms in additional jurisdictions where the Company does not currently operate;

•	Growth within the Company’s on-line lending business in jurisdictions in which the Company has recently entered and where the Company has recently experienced significant growth, such as Canada, Spain, Poland and the Czech Republic;

•	Moderation of loan losses, as its borrowers and potentially some of its competitors adjust to the impending revised regulations within the United Kingdom for renewals and collections;

•	Growth in market share resulting from consolidation within the industry as a number of existing competitors will unlikely make the necessary investments to comply with the impending revised payday loan regulations within the United Kingdom.

•	Improved margins within the Company’s United Kingdom businesses principally resulting from revised underwriting criteria in conjunction with its expectation of servicing more credit worthy customers which is expected to improve credit quality from current levels.

•	Introduction of a multi-payment loan (“MPL”) product in certain jurisdictions

The significant decline in fair value of the eCommerce reporting unit since the most recent interim impairment test resulted principally from a significant increase in the weighted average cost of capital to reflect the increasing uncertainties in forecasted earnings resulting from the regulatory changes promulgated and proposed in the United Kingdom, as well as the decline in market valuations.

The fair value of the Company’s U.K. Retail reporting unit is approximately 8% above its carrying value at March 31, 2014. A combination of an increase of 2.5% in the discount rate (from 14.5%) and a decrease in the long-term growth rate of 1.0% (from 3.0%) would have led to the carrying value of U.K. Retail being less than its fair value. The carrying amount of goodwill for the U.K. reporting unit was approximately $100.4 million at March 31, 2014.

The Company’s estimate of future cash flows for its U.K. Retail reporting unit include the following significant and inherently uncertain growth and profitability assumptions:

•	Moderation of loan losses, as its borrowers and potentially some of its competitors adjust to the impending revised regulations within the United Kingdom for renewals and collections;

•	Growth in market share resulting from consolidation within the industry as a number of existing competitors will unlikely make the necessary investments to comply with the impending revised payday loan regulations within the United Kingdom.

•	Improved margins, principally resulting from revised underwriting criteria in conjunction with its expectation of servicing more credit worthy customers which is expected to improve credit quality from current levels.

•	Introduction of an MPL product

While these assumptions are inherently uncertain, especially given the fluidity of the proposed regulatory changes within the United Kingdom, the Company believes that such assumptions are reasonable and appropriate when considering all available market information as of the date of the interim impairment test, as well as the Company’s past experiences in similar jurisdictions such as Canada and the United States, which had previously implemented significant changes to regulations for single payment loans. Furthermore, the weighted average cost of capital that has been applied to the cash flows of the respective reporting units when calculating the fair value of the reporting units have been adjusted to reflect the inherent risks and uncertainties addressed herein.

As of March 31, 2014, the fair value of the Company’s Europe Retail reporting unit is negatively impacted principally by the reduction in gold prices and start up costs associated with new store openings in Poland and Spain. The estimates of future cash flows for the Europe Retail reporting unit are in large part dependent on the projected growth and profitability of our store-based operations in Spain and Poland, which are inherently uncertain.

The significant decline in the fair value of the Europe Retail reporting unit since the most recent interim impairment test resulted from (i) a significant increase in the weighted average cost of capital to reflect the increasing uncertainties in forecasted earnings, (ii) reductions in forecasted earnings to reflect the expectation of continued depressed gold prices, greater competition in emerging markets and less contribution from store openings, and (iii) reductions in market valuations.

The failure to achieve one or more of the Company’s anticipated business model assumptions described herein, or the impact of the implementation of final single payment loan regulations in the United Kingdom that are different than those contemplated in the Company’s forecast could lead to additional goodwill impairment of the Company’s reporting units, and any such impairments may be material.

On October 1, 2013, the Company sold its shares of Merchant Cash Express Limited and recorded a gain of $1.6 million.

Amortization expense of intangible assets was $3.9 million and $2.4 million for the three months ended March 31, 2013 and 2014, respectively. Amortization expense of intangible assets was $12.8 million and $6.5 million for the nine months ended March 31, 2013 and 2014, respectively.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense of intangible assets during the next five fiscal years is shown below (in millions):

Fiscal Year Ended June 30,	Amount
2014	$10.9
2015	9.6
2016	8.9
2017	7.2
2018	5.1

$41.7

5.	Debt

The Company had debt obligations at June 30, 2013 and March 31, 2014 as follows (in millions):

	June 30,	March 31,
	2013	2014
Global Revolving credit facility	$50.0	$46.0
National Money Mart Company 10.375% Senior Notes due December 15, 2016	600.0	600.0
Issuance discount on 10.375% Senior Notes due 2016	(2.1)	(1.7)
DFC Global Corp. 3.25% Senior Convertible Notes due 2017	189.9	196.9
DFC Global Corp. 2.875% Senior Convertible Notes due 2027	36.2	36.2
DFC Global Corp. 3.000% Senior Convertible Notes due 2028	105.0	111.1
Scandinavian credit facilities	54.9	47.0
Other	8.1	8.9

Total debt	1,042.0	1,044.4

Less: current portion of debt	(67.0)	(92.7)

Long-term debt	$975.0	$951.7

Senior Notes

On December 23, 2009, the Company’s wholly owned indirect Canadian subsidiary, National Money Mart Company (“NMM”), issued $600.0 million aggregate principal amount of its 10.375% Senior Notes due December 15, 2016 (the “2016 Notes”). The 2016 Notes were issued pursuant to an indenture, dated as of December 23, 2009, among NMM, as issuer, and DFC and certain of its direct and indirect wholly owned U.S. and Canadian subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2016 Notes bear interest at the rate of 10.375% per year, payable on June 15 and December 15 of each year, commencing on June 15, 2010. The 2016 Notes will mature on December 15, 2016. Upon the occurrence of certain change-of-control transactions, NMM will be required to make an offer to repurchase the 2016 Notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the repurchase date, unless certain conditions are met. The consummation of the acquisition of the Company by Lone Star addressed in Note 14 represents such a change-of-control transaction. On or after December 15, 2013, NMM has the right to redeem the 2016 Notes, in whole at any time or in part from time to time (i) at a redemption price of 105.188% of the principal amount thereof if the redemption occurs prior to December 15, 2014, (ii) at a redemption price of 102.594% of the principal amount thereof if the redemption occurs between December 15, 2014 and December 15, 2015, and (iii) at a redemption price of 100% of the principal amount thereof if the redemption occurs after December 15, 2015.

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

If a “fundamental change” (as defined in the 2027 Indenture) occurs prior to December 31, 2014 and a holder elects to convert its 2027 Notes in connection with such transaction, DFC will pay a make-whole provision, as defined in the 2027 Indenture. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

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

If a “fundamental change” (as defined in the 2027 Indenture) occurs before maturity of the 2027 Notes, holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of the 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes being repurchased, plus accrued and unpaid interest, including any additional amounts, up to but excluding the date of repurchase. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

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

If a “fundamental change” (as defined in the 2028 Indenture) occurs prior to December 31, 2014 and a holder elects to convert its 2028 Notes in connection with such transaction, DFC will pay a make-whole provision, as defined in the 2028 Indenture. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

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

If a “fundamental change” (as defined in the 2028 Indenture) occurs before the maturity of the 2028 Notes, the holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of the 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

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

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

If a “fundamental change” (as defined in the 2017 Indenture) occurs and a holder elects to convert its 2017 Notes in connection with such transaction, that holder may be entitled to a make-whole premium (as defined in the 2017 Indenture) in the form of an increase in the conversion rate. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

If a “fundamental change” (as defined in the 2017 Indenture) occurs before the maturity of the 2017 Notes, the holders will have the right, subject to certain conditions, to require DFC to repurchase for cash all or a portion of their 2017 Notes at a repurchase price equal to 100% of the principal amount of the 2017 Notes being repurchased, plus accrued and unpaid interest, up to but excluding the date of repurchase. The consummation of the Company’s acquisition by Lone Star that is discussed in Note 14 is considered a fundamental change.

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

Accounting for Convertible Notes

The Company follows the guidance issued in ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This accounting standard requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as non-cash interest expense. The Company is required to record the liability portion of the 2027 Notes, the 2028 Notes and the 2017 Notes (collectively, the “Convertible

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes”) at their fair value as of the date of issuance and amortize the discount into interest expense over the life of the Convertible Notes during the periods in which the Notes are outstanding. The Company recorded a discount of $50.3 million to Additional paid-in capital for the 2017 Notes at the time of issuance. As of March 31, 2014, the discount on the 2027 Notes has been fully amortized using the effective interest method, the remaining discount of $8.9 million on the 2028 Notes similarly will be amortized through April 1, 2015, and the remaining discount of $33.1 million on the 2017 Notes similarly will be amortized through April 15, 2017. There is no effect, however, on the Company’s cash interest payments.

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

Borrowings under the Revolving Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars (and other currencies as may be approved by the lenders). Interest on borrowings under the Revolving Facility will be derived from a pricing grid based on our total secured leverage ratio, which currently allows borrowing for fixed interest periods at an interest rate equal to the LIBO Rate or Canadian Dollar Offer Rate (as applicable based on the currency of borrowing) plus 400 basis points. The credit agreement executed in connection with the entry into the Revolving Facility (the “Credit Agreement”) also allows for borrowing at daily rates equal to ABR (the greater of the US prime rate, the one-month LIBO Rate plus 1.00% and the federal funds rate plus 1/2 of 1%) plus 300 basis points in the case of borrowing in United States Dollars, Canadian prime rate (equal to the greater of the published Canadian dollar prime rate or one-month CDOR plus 1.00%) plus 300 basis points in the case of borrowings in Canadian Dollars, or a weekly LIBO Rate plus 400 basis points in the case of borrowings in British Pounds Sterling or Euros.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2014, there was $46.0 million outstanding under the Revolving Facility. The Credit Agreement contains customary covenants, representations and warranties and events of default. The agreement contains two primary financial maintenance covenants: a secured leverage ratio and a fixed charge ratio. As of March 31, 2014, we were in compliance with all such covenants. Furthermore, based on the Company’s forecasted earnings as of March 31, 2014, the Company expects to be in compliance with such covenants for the succeeding twelve months. However, it is reasonably possible that the Company could violate one or more covenants in the future if actual earnings are less than forecasted earnings or if other actions contemplated in the Company’s forecast are not executed. If the Company was to breach the covenants under the senior secured Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. This acceleration of debt, if not paid by the Company, would be an event of default under, each of the indentures governing the senior and convertible notes issued or guaranteed by the Company (described above), and give rise to the right, in respect of each tranche of senior and convertible notes, of the trustee and of holders of at least 25% in aggregate principal amount of such notes, to demand immediate repayment of such tranche of notes.

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

Borrowings under the Global Revolving Credit Facility were to be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars, as well as any other currency as may be approved by the lenders. Interest on borrowings under the Global Revolving Credit Facility was derived from a pricing grid based on the Company’s consolidated leverage ratio, which as of March 31, 2014 allows borrowing at an interest rate equal to the applicable London Inter-Bank Offered Rate (LIBOR) or Canadian Dollar Offer Rate (based on the currency of borrowing) plus 400 basis points, or in the case of borrowings in U.S. Dollars only, at an alternate base rate which was the greater of the prime rate or the federal funds rate plus 1/2 of 1%, plus 300 basis points. The Global Revolving Credit Facility was due to mature on March 1, 2015.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2012, the Company refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million, of which EUR 5.4 million (approximately $7.4 million) was outstanding as of March 31, 2014, and a term loan facility of EUR 8.0 million ($11.0 million), all of which was outstanding as of March 31, 2014. In February 2014, the Company refinanced the EUR 10.75 million Finnish revolving credit facility extending the maturity date from February 15, 2014 to February 15, 2016. The facility will now bear an interest rate of one month Euribor plus 200 basis points (2.28% at March 31, 2014) with unused fees of 100 basis points on the unused portion of the facility.

The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.28% at March 31, 2014). The Finnish loans are secured by the assets of the Company’s pawn lending operating subsidiary in Finland.

In June 2012, the Company entered into a secured credit facility which replaced and refinanced the outstanding borrowings under the prior Swedish facilities. On September 27, 2013, the Company entered into an amendment to the secured credit facility. The amendment amends certain financial and operating covenants in order to provide additional flexibility to the Company, and resulted in a SEK 65 million (approximately $10.0 million) prepayment of the term loan portion of the facility, and reduced the capacity under the revolving credit facility by SEK 10 million (approximately $1.6 million). The Swedish credit facility now consists of a term loan facility of SEK 175 million (approximately $27.0 million), all of which was outstanding at March 31, 2014, and a revolving credit facility of SEK 115 million (approximately $17.8 million at March 31, 2014), of which SEK 10 million (approximately $1.6 million) was outstanding as of March 31, 2014. The Swedish term loan is due June 2016 and carries an interest rate of the three month Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (3.80% at March 31, 2014). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (2.80% at March 31, 2014). The Swedish loans are secured primarily by the value of the Company’s pawn pledge stock in Sweden.

Other Debt

Other debt consists of $8.9 million of debt assumed as part of the Suttons & Robertsons acquisition, consisting of a $3.0 million revolving loan and a $5.9 million term loan, all of which matures in May 2014. The Company is in the process of negotiating an extension of this facility, and has a month-to-month arrangement in place until the extension is finalized.

Interest Expense

Interest expense, net was $28.4 million and $27.1 million for the three months ended March 31, 2013 and 2014, respectively. For the nine months ended March 31, 2013 and 2014, interest expense, net was $91.3 million and $85.0 million, respectively. Included in interest expense for the three months ended March 31, 2013 and 2014 is approximately $5.4 million and $6.1 million, respectively, of non-cash interest expense related to the amortization of unrealized losses related to the discontinuance of hedge accounting for the Company’s cross currency interest rate swaps, the non-cash interest expense associated with its Convertible Notes and the amortization of various deferred issuance costs. For the nine months ended March 31, 2013 and 2014, this non-cash interest is approximately $20.1 million and $17.8 million, respectively.

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

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Currently, the Company uses foreign currency options and cross currency interest rate swaps to manage certain of its interest rate and foreign currency risk and a gold collar to manage certain of its exposure to variability in gold prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate curves, foreign exchange rates, gold forward curves and implied volatilities. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During fiscal 2011, the Company recorded a liability for contingent consideration of $16.6 million arising from the acquisition of Sefina which was payable over two years. During the fiscal years ended June 30, 2012 and 2013, the Company made contingent consideration payments of $15.3 million. The fair value of the contingent consideration was determined at the acquisition date using a probability weighted income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of pre-tax income levels which are unobservable in the market. The assumed discount rate was 4.9%. The fair value of the contingent consideration was not significantly affected by changes in the discount rate, due to the short-term nature of the liability. Changes in the fair value of the contingent consideration due to time value were recorded in other operating expenses. As of March 31, 2014, the balance of the contingent consideration was fully paid.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013

(in millions)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets
Derivative financial instruments	$—	$31.2	$—	$31.2
Assets held in funded deferred compensation plan	$2.0	$13.0	$—	$15.0
Liabilities
Derivative financial instruments	$—	$0.1	$—	$0.1

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014

(in millions)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Assets
Assets held in funded deferred compensation plan	$2.1	$13.6	$—	$15.7
Liabilities
Derivative financial instruments	$—	$12.5	$—	$12.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the change in the Level 3 liabilities for the nine months ended March 31, 2013 (in millions):

Nine Months Ended March 31, 2013
Beginning balance	$4.1
Changes in fair value of contingent consideration	(1.4)
Payments	(3.3)
Unrealized foreign exchange loss on contingent consideration	0.5
Foreign currency translation adjustment	0.1

Ending balance	$—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis at March 31, 2014

(in millions)
	Balance at March 31, 2014	Quoted Prices in Active Markets in Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
DFS goodwill	$5.7	$—	$—	$5.7	$(16.3	)(1)
DFS MILES Program	5.1	—	—	5.1	(5.8	)(2)
Europe Retail goodwill	63.5	—	—	63.5	(52.7	)(1)
E-Commerce goodwill	124.3	—	—	124.3	(52.5	)(1)

(1)	In accordance with ASC-350-20, goodwill with a carrying amount of $22.0 million, $116.2 million and $176.8 million, for DFS, Europe Retail and E-commerce reporting units, respectively, were written down to their implied fair value of $5.7 million, $63.5 million and $124.3 million, respectively, resulting in impairment charges of $16.3 million, $52.7 million and $52.5 million, respectively, which are included in earnings for the period.
(2)	In accordance with ASC 360-10, the MILES program indefinite-lived intangible asset was written down to its fair value of $5.1 million, resulting in an impairment charge of $5.8 million, which is included in earnings for the period.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the Company’s financial assets and liabilities that are not measured at fair value in the consolidated balance sheets as of June 30, 2013 and March 31, 2014.

Financial Assets and Liabilities Not Measured at Fair Value at June 30, 2013 and March 31, 2014

(in millions)
		Estimated Fair Value
	Carrying Value June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013
Financial assets:
Cash and cash equivalents	$196.2	$196.2	$—	$—	$196.2
Consumer loans, net	190.2	—	—	190.2	190.2
Pawn loans, net	154.4	—	—	154.4	154.4
Loans in default	31.2	—	—	31.2	31.2

Total financial assets	$572.0	$196.2	$—	$375.8	$572.0

Financial liabilities:
Global revolving credit facility	$50.0	$—	$50.0	$—	$50.0
10.375% Senior notes (1)	600.0	636.0	—	—	636.0
3.25% Senior convertible notes (1)	230.0	225.8	—	—	225.8
2.875% Senior convertible notes	36.2	35.6	—	—	35.6
3.00% Senior convertible notes (1)	120.0	123.6	—	—	123.6
Scandinavian credit facilities	54.9	—	54.9	—	54.9
Other debt	8.1	—	8.1	—	8.1

Total financial liabilities	$1,099.2	$1,021.0	$113.0	$—	$1,134.0

		Estimated Fair Value
	Carrying Value March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2014
Financial assets:
Cash and cash equivalents	$236.9	$236.9	$—	$—	$236.9
Consumer loans, net	174.8	—	—	174.8	174.8
Pawn loans, net	153.4	—	—	153.4	153.4
Loans in default	25.5	—	—	25.5	25.5

Total financial assets	$590.6	$236.9	$—	$353.7	$590.6

Financial liabilities:
Global revolving credit facility	$46.0	$—	$46.0	$—	$46.0
10.375% Senior notes (1)	600.0	603.0	—	—	603.0
3.25% Senior convertible notes (1)	230.0	196.1	—	—	196.1
2.875% Senior convertible notes	36.2	34.6	—	—	34.6
3.00% Senior convertible notes (1)	120.0	110.2	—	—	110.2
Scandinavian credit facilities	47.0	—	47.0	—	47.0
Other debt	8.9	—	8.9	—	8.9

Total financial liabilities	$1,088.1	$943.9	$101.9	$—	$1,045.8

(1)	The carrying values above exclude any discount.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. As of June 30, 2013 and March 31, 2014, the Company did not have any outstanding foreign currency derivatives that were designated as hedges.

Cash Flow Hedges of Multiple Risks

Between December 18, 2013 and December 20, 2013, the Company terminated the cross-currency swaps which its Canadian subsidiary had entered into in order to hedge the U.S. Dollar exposure associated with the $600.0 million senior unsecured notes issued by NMM. The termination of the swaps was effected pursuant to negotiated transactions with the respective counter-parties to such swaps. The Company received net proceeds in the aggregate amount of approximately $38.8 million as a result of the terminations. The proceeds were used to pay down outstanding balances under our global revolving credit facility. In accordance with the Derivatives and Hedging Topic of the FASB Codification, the Company is required to continue to report the net loss related to the discontinued cash flow hedge in accumulated other comprehensive income included in shareholders’ equity and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. The amount of loss included in accumulated other comprehensive income related to these terminated hedges was approximately $5.3 million ($3.9 million net of tax) as of March 31, 2014, which will be reclassified into earnings over the remaining original term of the derivatives (December 2016), or approximately $2.0 million, net of tax annually.

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

The intercompany cross-currency swap is designated as a cash flow hedge of interest payments and principal repayments on its foreign denominated debt due to changes in foreign exchange rates. Because this derivative is designated as a cash flow hedge, the Company records the effective portion of the after-tax gain or loss in other comprehensive income, which is subsequently reclassified to earnings in interest expense as an offset to the accrual of interest expense and in unrealized foreign exchange loss (gain) as an offset to the remeasurement of the foreign loan balances. For the three months and nine months ended March 31, 2014, there was no ineffectiveness on these cash flow hedges.

As of March 31, 2014, the Company had the following outstanding derivatives:

Foreign Currency Derivatives	Number of Instruments	Pay Notional		Receive Notional		Average Pay Fixed Strike Rate	Average Receive Fixed Strike Rate
GBP-USD Cross Currency Swaps	2	GBP	125,415,438	USD	200,000,000	10.057%	9.00%

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of March 31, 2014, the Company’s subsidiary in the United Kingdom had the following outstanding derivatives.

Commodity Options	Number of Instruments	Notional (ounces of gold buillon)	Floor Price	Cap Price
Gold Collars (XAU/GBP)	13	5,500	£675-£700	£792-£916

The tables below present the fair values of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2013 and March 31, 2014 (in millions). The Company’s accounting policy is to present the fair value of all derivative instruments on a gross basis on the consolidated balance sheets and in the table below even if right of offset exists per executed master netting agreements with counterparties.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$31.2	Derivatives	$—

Derivatives not designated as hedging instruments:
Commodity Options	Derivatives	$0.1	Derivatives	$—

	Asset Derivatives As of March 31, 2014		Liability Derivatives As of March 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross Currency Swaps	Derivatives	$—	Derivatives	$12.5

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated statement of operations for the nine months ended March 31, 2013 and 2014 (in millions):

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations for the Nine Months Ended March 31, 2013 and 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Nine months ended March 31, 2013
Cross Currency Swaps	$3.2	Interest Expense	$(10.2)
		Unrealized foreign exchange gain (loss)	4.6

Total	$3.2		$(5.6)

Nine months ended March 31, 2014
Cross Currency Swaps	$(9.7)	Interest Expense	$(5.8)
		Unrealized foreign exchange gain (loss)	(9.9)

Total	$(9.7)		$(15.7)

As of March 31, 2014, the Company anticipates reclassifying approximately $3.0 million of losses from accumulated other comprehensive loss to earnings during the next twelve months.

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

As of March 31, 2014, the termination value of derivatives is a net liability position of $17.0 million. This amount includes accrued interest but excludes any adjustment for non-performance risk.

The table below presents the effect of the Company’s derivative financial instruments not designated as hedges on the consolidated statements of operations for the nine months ended March 31, 2013 and 2014 (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013		2014
Commodity Options	Purchased gold costs	$—		$—
Cross Currency Swaps	Interest expense	(2.2	)(1)	(0.6	)(1)
	Income tax provision	0.6	(1)	0.1	(1)

Total		$(1.6)		$(0.5)

(1)	Amounts reclassified out of accumulated other comprehensive income

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Income Taxes

Income Tax Provision

The provision for income taxes was $20.6 million for the nine months ended March 31, 2013 compared to a provision of $19.3 million for the nine months ended March 31, 2014. The Company’s effective tax rate was 167.8% for the nine months ended March 31, 2013 and was (14.0)% for the nine months ended March 31, 2014. The increase in the effective tax rate for the nine months ended March 31, 2014 as compared to the prior year was primarily a result of lower pretax income principally resulting from goodwill impairment losses in the UK, Sweden, Poland, Spain, Romania, Finland, and the United States, as well as operating losses within the UK, Finland, and the United States. Substantially all of the goodwill impairment was non-deductible. The provision for income taxes for the nine months ended March 31, 2014 also included the initial recognition of full valuation allowances on deferred tax assets from operations in the UK, and valuation allowances in Finland, Poland and the United States as it is not more-likely-than-not that deferred tax assets within these jurisdictions will be realized. Furthermore, the provision for income taxes for both periods also includes recognition of additional tax reserves for uncertain tax positions within Canada.

At June 30, 2013 and March 31, 2014, the Company had unrecognized tax benefit reserves related to uncertain tax positions of $20.7 million and $21.6 million, respectively, which primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. The total decrease for the quarter, from $21.8 million at December 31, 2013 to $21.6 million at March 31, 2014, was $0.2 million, and is comprised of a decrease of $0.0 million in interest and a decrease of $0.2 million in unrecognized tax benefit reserves. The cumulative interest at June 30, 2013 and March 31, 2014 was $2.6 million and $2.9 million, respectively.

9.	Accumulated Other Comprehensive Income (Loss)

In accordance with ASU 2013-2, the reclassification adjustments from accumulated other comprehensive income (loss) to net income were as follows (in millions):

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
	Derivatives	Foreign currency translation adjustment	Derivatives	Foreign currency translation adjustment
Balance at beginning of period	$(7.3)	$37.2	$(11.2)	$(3.9)
Other comprehensive income before reclassifications, net	(1.3)	6.8	(8.5)	47.9
Amounts reclassified from accumulated other comprehensive income, net	2.0	—	13.1	—

Balance at end of period	$(6.6)	$44.0	$(6.6)	$44.0

The reclassifications are recorded to interest expense and unrealized foreign-exchange gain (loss) as described in Note 7, net of tax effect of approximately $(0.5) million and $(3.1) million for the three and nine months ended March 31, 2014, respectively.

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

The Company assesses the materiality of litigation by reviewing a range of qualitative and quantitative factors. These factors include the size of the potential claims, the merits of the Company’s defenses and the likelihood of plaintiffs’ success on the merits, the regulatory environment that could impact such claims and the potential impact of the litigation on our business. The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with ASC Topic 450, Contingencies. An accrual for a loss contingency is recorded if it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. When the liability with respect to a matter is reasonably possible, the Company estimates the possible loss or range of loss or determines why such an estimate cannot be made. This assessment is subjective based on the status of the legal proceedings and is based on consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ from the Company’s assessments.

Purported Canadian Class Actions

In 2003 and 2006, purported class actions were brought against NMM and Dollar Financial Group, Inc. in the Court of Queen’s Bench of Alberta, Canada on behalf of a class of consumers who obtained short-term loans from NMM in Alberta, alleging, among other things, that the charge to borrowers in connection with such loans was usurious under Canadian federal law (the “Alberta Litigation”). The actions seek restitution and damages, including punitive damages. In April 2010, the plaintiffs in both actions indicated that they would proceed with their claims. Demands for arbitration were served on the plaintiff in each of the actions, and NMM has filed motions to enforce the arbitration clause and to stay the actions. NMM’s motions to compel arbitration and to stay the actions were dismissed. Money Mart appealed those decisions and in July 2013, the Court of Appeal dismissed NMM’s appeal. In September 2013, NMM filed an application for leave to appeal to the Supreme Court of Canada, but on January 30, 2014, the Supreme Court of Canada denied the application for leave to appeal. Motions for class certification of these actions are scheduled for September 18 and 19, 2014. To date, neither case has been certified as a class action nor consolidated with the other action. The Company is defending these actions vigorously.

In 2004, an action was filed against NMM in Manitoba on behalf of a purported class of consumers who obtained short-term loans from NMM. In early February 2012, a separate action was filed against NMM and Dollar Financial Group, Inc. in Manitoba on behalf of a purported class of consumers which substantially overlaps with the purported class in the 2004 action. In April 2013, NMM filed a motion to enforce the arbitration/mediation terms in the second action. In July 2013, the Court denied the motion to compel arbitration. The Company is evaluating an appeal to the appellate court. In October 2013, NMM filed an appeal with the appellate court. The appellate court held a hearing on January 10, 2014 on NMM’s appeal and is taking the matter under advisement. The appeal is still under advisement with the Court. The allegations in each of these actions are substantially similar to those in the Alberta Litigation and, to date, neither action has been certified as a class action. The Company intends to defend these actions vigorously.

As of March 31, 2014, an aggregate of approximately CAD 14.3 million is included in the Company’s accrued liabilities relating to the purported Canadian class action proceedings pending in Alberta and Manitoba and for the settled class actions in Ontario, British Columbia, New Brunswick, Nova Scotia and Newfoundland that were settled by the Company in 2010. The settlements in those class action proceedings consisted of a cash component and vouchers to the class members for future services. The component of the accrual that relates to vouchers is approximately CAD 5.0 million, the majority of which is expected to be non-cash. Although we believe that we have meritorious defenses to the claims in the purported class proceedings in Alberta and Manitoba described above and intend vigorously to defend against such remaining pending claims, the ultimate cost of resolution of such claims may exceed the amount accrued at March 31, 2014 and additional accruals may be required in the future. During the three and nine months ended March 31, 2014, the Company applied CAD 6.9 million and CAD 16.2 million, respectively, of credits awarded under the class action settlements against defaulted loan balances, which resulted in a corresponding decrease to the provision for loan losses. In April 2014, the Company made its final payments totaling approximately CAD 5.8 million in respect of the settled Ontario class action litigation.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Canadian Litigation

In 2006, two former employees commenced companion actions against NMM and Dollar Financial Group, Inc. The actions, which are pending in the Superior Court of Ontario, allege negligence on the part of the defendants in security training procedures and breach of fiduciary duty to employees in violation of applicable statutes. The companion lawsuits seek combined damages of CAD 5.0 million plus interest and costs. NMM and Dollar Financial Group, Inc. filed a motion for summary judgment that was initially scheduled for January 2014, but has now been rescheduled to May 2014. The plaintiffs’ claims were settled in April 2014 and we anticipate the court will dismiss the action in due course. The payments associated with the settlements were covered under the Company’s insurance policies.

In 2010, The Cash Store Financial Services, Inc. and its subsidiaries, The Cash Store Inc. and Instaloans Inc. (“Cash Store”), filed a complaint and motion for injunctive relief in Ontario Superior Court against NMM alleging trademark violations and false and misleading advertising, along with claims for CAD 60 million in damages, regarding NMM’s print, television and internet advertising featuring Cash Store’s higher payday loan costs compared to those of NMM. NMM filed its opposition to Cash Store’s motion based, in part, on data gathered from Cash Store loan transactions that supported NMM’s advertising statements. Prior to the hearing on the motion, the Cash Store abandoned its position to enjoin NMM’s advertising, and the Court granted NMM’s request for reimbursement from the Cash Store of NMM’s attorneys’ fees incurred to defeat Cash Store’s injunction motion. NMM filed a Statement of Defense to the action in May 2011, and no further action in the case has been taken by Cash Store. In December 2012, in response to the plaintiff’s failure to honor NMM’s request to meet and confer, NMM filed a motion with the Court asking that it impose a discovery plan on the parties to move the case along. In April 2013, the Court, rather than granting NMM’s motion, instructed the parties to meet and confer on a discovery plan. The parties were scheduled to complete discovery and witness examinations in November 2013, but the Cash Store did not conduct its required discovery during the required time period. NMM evaluated its procedural options. NMM intended to vigorously defend this matter and its advertising. In March 2014, the parties settled their dispute and the case was dismissed by the court in March 2014. No payments were made by either party as a result of the settlement.

Administrative Action by Consumer Financial Protection Bureau

In 2012, the Consumer Financial Protection Bureau (“CFPB”), as part of its short-term lending supervision program, commenced an onsite review of the Company’s U.S. lending operations. CFPB announced that it planned to gather information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed its exam in fiscal year 2013. In July 2013, personnel for the Company’s US lending operations met with the CFPB to discuss a process for meeting certain compliance and reporting standards as cited in the CFPB’s examination report. In October 2013, the Company submitted its plans for compliance enhancements to the CFPB. On a quarterly basis, the Company provides updates to the CFPB regarding the enhancements to its compliance management system.

The CFPB performed an examination of DFS during the fiscal year ended June 30, 2013. As a result of this examination, DFS was informed by the CFPB that it intended to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS cooperated in the CFPB examination. In June 2013, DFS agreed to provide, and the CFPB agreed to accept, a $3.3 million “redress” fund for affected DFS customers. The $3.3 million was paid in February 2014. DFS signed a Consent Order and Stipulation with the CFPB on June 25, 2013. In July 2013, DFS met with the CFPB to discuss the process for meeting certain compliance management system requirements as agreed to in its Consent Order. Subsequently, DFS submitted its customer redress plan and its compliance plan to the CFPB. The CFPB issued a non-objection to DFS’ customer redress plan. On a quarterly basis, the Company provides updates to the CFPB regarding the enhancements to its compliance management system.

Purported U.S. Class Actions

In November 2013, the Company was served with a purported shareholder class action lawsuit filed against it and certain of its senior executives in the United States District Court for the Eastern District of Pennsylvania (the “Court”). The complaint, which purports to be brought as a class action on behalf of purchasers of the Company’s common stock between January 28, 2011 and August 22, 2013, alleges violations of federal securities laws regarding disclosures made by the Company with respect to its compliance with U.K. regulatory requirements, U.K. lending practices, and its earnings guidance during the relevant period. On April 9, 2014, the Court named as lead plaintiff in this purported class action a group consisting of the West Palm Beach Police Pension Fund, the Arkansas Teachers Retirement System, the Macomb County Employees Retirement System and the Laborers’ District Council and Contractors’ Pension Fund of Ohio. The complaint seeks unspecified monetary damages and other relief. The Company believes that the complaint is without merit and intends to defend against it vigorously.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2014, the Company was served with a separate purported class action lawsuit filed against it, certain of its senior executives and directors, and the two underwriters who served as joint book-running managers for the Company’s April 7, 2011 common stock offering (the “2011 Offering”) in the United States District Court for the Eastern District of Pennsylvania. The named plaintiff is the Arkansas Teachers Retirement System, and its complaint, which purports to be brought as a class action on behalf of purchasers of the Company’s common stock in the 2011 Offering, alleges violations of federal securities laws regarding disclosures made by the Company with respect to its prospectus and registration statement relating to the 2011 Offering (the “Offering Materials”), and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 which were incorporated by reference into the Offering Materials. The complaint seeks unspecified monetary and other relief. The Company believes that the complaint is without merit and intends to defend against it vigorously.

On April 21, 2014, the Court consolidated the above referenced West Palm Beach Police Pension Fund and Arkansas Teachers Retirement System complaints based on the similarity of alleged facts and alleged overlap of putative class members, along with a scheduling order.

Litigation Relating to the Proposed Merger

Six purported class action lawsuits challenging the proposed merger (the “Merger”) of the Company with an affiliate of Lone Star Funds (“Lone Star”) were filed in the Delaware Chancery Court between April 8 and May 2, 2014: Michael Marcus v. DFC Global Corp., et al., Civil Action No. 9520-VCP; Maxine Phillips v. DFC Global Corp., et al., Civil Action No. 9558-VCP; Mark Silverstein v. DFC Global Corp., et al., Civil Action No. 9564-VCP; Noh-Joon Choo v. DFC Global Corp., et al., Civil Action No. 9572-VCP; Cordell Jeffrey and Sheila A. Jeffrey v. DFC Global Corp., et al., Civil Action No. 9590-VCP; and KC Gamma Opportunity Fund, LP v. DFC Global Corp., et al., Civil Action No. 9601-VCP.

The initial complaints in the six lawsuits are substantively identical, naming the same defendants and seeking the same relief based on the same asserted claims. The complaints allege that the merger consideration is unfair, that the merger is the result of an unfair process and that the terms of the merger are inadequate. The defendants include the Company and its directors, Jeffrey A. Weiss, John Gavin, Clive Kahn, Michael Kooper, Ronald McLaughlin, Edward A. Evans, and David Jessick as defendants along with LSF8 Sterling Parent, LLC (“Parent”) and LSF8 Sterling Merger Company, LLC, a wholly-owned subsidiary of Parent (“Purchaser” and, collectively with Parent, the “Purchasing Parties”).

The first count in each of the complaints is brought against the Company’s directors, alleging that they breached their fiduciary duties to stockholders by approving the merger. The second count in each of the complaints is brought against the Company and the Purchasing Parties alleging that those entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty. Each of the complaints seeks class-action certification with the respective named plaintiff as class representative. The complaints seek preliminary and permanent injunctions barring the merger and, if the merger is completed, rescission of the merger or damages. Each of the complaints also seeks an award of attorneys’ fees and expenses.

On April 25, 2014, plaintiff Maxine Phillips filed an amended complaint, adding allegations that the Company’s preliminary proxy statement filed with the SEC on April 18, 2014 is materially false, incomplete and/or misleading, and seeking disclosure of additional information before the stockholder vote. The amended complaint also seeks a constructive trust in favor of plaintiff and the class upon any benefits improperly received by defendants as a result of their alleged wrongful conduct and an accounting and damages. On April 28, 2014, plaintiff Michael Marcus filed an amended complaint adding similar allegations.

On May 7, 2014, plaintiffs Michael Marcus and KC Gamma Opportunity Fund, LP filed motions to consolidate the six actions, with themselves as co-lead plaintiffs and their respective counsel as co-lead counsel. In addition, the two plaintiffs filed motions for expedited proceedings, seeking a preliminary injunction hearing in advance of the stockholder vote scheduled for June 6, 2014.

DFC Global and its directors believe that the allegations of the complaints are without merit.

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

Of the $7.1 million accrued for restructuring during the year ended June 30, 2013, $3.9 million has been paid and $2.2 million of property and equipment has been written off, leaving an accrual of $1.0 million as of March 31, 2014. The Company expects the majority of this amount will be paid by June 30, 2014.

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

The Company reports its financial performance based on the following four reportable segments: Europe Retail, Canada Retail, United States Retail and eCommerce. The Europe Retail reportable segment includes the Company’s UK Retail and Europe Retail operating segments. These operating segments generally offer the same services distributed in similar fashions, have the same types of customers, have similar economic characteristics and are subject to similar regulatory requirements, allowing these operations to be aggregated into one reporting segment. As required by ASC Topic 280, all segment information for the three and nine months ended March 31, 2013 has been recast to conform to the current segment composition.

The amounts reported as “Other”, includes Dealers’ Financial Services as well as all corporate headquarters expenses that support the expansion of the global business that have not been charged out to the reportable segments.

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
As of and for the three months ended March 31, 2013
Total assets	$623.3	$439.6	$262.6	$318.7	$92.3	$1,736.5
Goodwill and other intangibles, net	219.4	240.1	206.1	167.8	34.0	867.4
Sales to unaffiliated customers:
Consumer lending	44.0	45.6	16.6	75.5	—	181.7
Check cashing	5.5	15.8	10.6	—	—	31.9
Pawn service fees and sales	21.3	0.1	—	—	—	21.4
Money transfer fees	2.7	4.7	1.0	—	—	8.4
Gold sales	14.8	2.3	0.7	—	—	17.8
Other	6.8	10.1	3.5	0.1	1.9	22.4

Total sales to unaffiliated customers	95.1	78.6	32.4	75.6	1.9	283.6
Operating margin	23.9	37.5	9.5	2.1	(0.1)	72.9
Provision for loan losses	10.0	4.9	2.3	32.5	—	49.7
Depreciation and amortization	4.2	2.2	0.5	4.0	1.7	12.6
Interest expense, net	10.8	15.8	—	(0.5)	2.3	28.4
Goodwill and other intangible assets impairment charge	—	—	—	—	31.1	31.1
Unrealized foreign exchange loss (gain)	2.0	0.2	—	—	(0.1)	2.1
Loss on store closings	0.1	0.1	0.1	—	—	0.3
Other expense, net	0.3	0.9	0.3	2.4	8.8	12.7
(Loss) income before income taxes	(2.7)	9.5	8.0	(6.6)	(43.9)	(35.7)
Income tax (benefit) provision	(0.7)	3.0	0.1	(1.7)	—	0.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
For the nine months ended March 31, 2013
Sales to unaffiliated customers:
Consumer lending	$124.0	$144.5	$52.2	$229.1	—	$549.8
Check cashing	18.3	53.0	26.1	—	—	97.4
Pawn service fees and sales	62.7	0.1	—	—	—	62.8
Money transfer fees	8.4	16.1	3.4	—	—	27.9
Gold sales	40.7	7.7	2.6	—	—	51.0
Other	24.7	23.8	9.9	0.2	5.7	64.3

Total sales to unaffiliated customers	278.8	245.2	94.2	229.3	5.7	853.2
Operating margin	76.4	121.8	24.1	45.1	(0.7)	266.7
Provision for loan losses	25.5	14.3	8.2	80.2	—	128.2
Depreciation and amortization	12.0	6.8	1.6	12.3	6.0	38.7
Interest expense, net	30.4	54.3	—	(1.6)	8.2	91.3
Goodwill and other intangible assets impairment charge	—	—	—	—	36.6	36.6
Unrealized foreign exchange loss (gain)	0.8	(0.3)	—	—	(0.1)	0.4
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	0.4	0.2	0.3	—	—	0.9
Other expense (income), net	1.1	(0.5)	0.3	2.4	9.0	12.3
Income (loss) before income taxes	5.1	31.5	17.1	25.1	(66.5)	12.3
Income tax provision	2.2	9.9	4.1	4.4	—	20.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
As of and for the three months ended March 31, 2014
Total assets	$581.3	$394.8	$257.4	$288.6	$89.5	$1,611.6
Goodwill and other intangibles, net	169.7	219.4	206.0	160.0	11.5	766.6
Sales to unaffiliated customers:
Consumer lending	43.9	43.0	16.4	55.9	—	159.2
Check cashing	4.4	13.7	10.8	—	—	28.9
Pawn service fees and sales	23.8	0.2	—	—	—	24.0
Money transfer fees	2.7	4.5	1.0	—	—	8.2
Gold sales	7.2	1.1	0.3	—	—	8.6
Other	5.2	9.2	3.2	0.1	1.7	19.4

Total sales to unaffiliated customers	87.2	71.7	31.7	56.0	1.7	248.3
Operating margin	6.9	36.8	7.9	0.7	—	52.3
Provision for loan losses	16.8	(0.2)	2.6	25.0	—	44.2
Depreciation and amortization	4.3	2.1	0.5	3.2	1.0	11.1
Interest expense, net	12.8	12.8	—	(1.5)	3.0	27.1
Goodwill and other intangible assets impairment charge	52.7	—	—	52.5	22.1	127.3
Unrealized foreign exchange (gain) loss	(4.8)	23.3	—	—	0.1	18.6
Provision for litigation settlements	—	—	0.1	—	—	0.1
Loss on store closings	0.1	0.1	—	—	0.1	0.3
Other expense (income), net	0.3	(0.3)	—	0.1	1.4	1.5
(Loss) income before income taxes	(65.5)	(6.7)	6.8	(53.9)	(33.6)	(152.9)
Income tax (benefit) provision	(1.7)	1.2	6.0	0.7	—	6.2

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)
	Europe Retail	Canada Retail	United States Retail	eCommerce	Other	Total
For the nine months ended March 31, 2014
Sales to unaffiliated customers:
Consumer lending	$131.9	$139.9	$53.0	$174.0	$—	$498.8
Check cashing	15.2	48.6	25.8	—	—	89.6
Pawn service fees and sales	70.3	0.4	0.1	—	—	70.8
Money transfer fees	8.2	14.7	3.2	—	—	26.1
Gold sales	26.0	4.1	1.2	—	—	31.3
Other	20.9	20.8	9.3	0.3	4.3	55.6

Total sales to unaffiliated customers	272.5	228.5	92.6	174.3	4.3	772.2
Operating margin	22.2	122.2	21.7	10.1	(0.9)	175.3
Provision for loan losses	65.7	2.8	9.6	70.3	—	148.4
Depreciation and amortization	12.7	6.4	1.4	8.8	3.0	32.3
Interest expense, net	36.8	43.0	—	(4.0)	9.2	85.0
Goodwill and other intangible assets impairment charge	52.7	—	—	52.5	22.1	127.3
Unrealized foreign exchange (gain) loss	(12.9)	21.5	—	—	(0.3)	8.3
Provision for (proceeds from) litigation settlements	—	0.1	0.1	—	(0.1)	0.1
Loss (gain) on store closings	0.2	(0.1)	0.1	—	0.1	0.3
Other expense (income), net	0.4	(1.4)	—	—	3.7	2.7
(Loss) income before income taxes	(88.8)	32.8	19.0	(51.4)	(49.8)	(138.2)
Income tax (benefit) provision	(5.8)	14.0	8.1	3.0	—	19.3

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

Separate financial statements of each subsidiary Guarantor have not been presented because they are not required by applicable law and management has determined that they would not be material to investors. The accompanying tables set forth the condensed consolidating balance sheets at June 30, 2013 and March 31, 2014, the condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2013 and 2014, and the condensed consolidating statements of cash flows for the nine months ended March 31, 2013 and 2014 of DFC Global Corp., National Money Mart Company, the combined Guarantors, the combined Non-Guarantors and the consolidated Company.

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets June 30, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$0.9	$63.9	$25.4	$106.0	—	$196.2
Consumer loans, net	—	40.1	25.7	124.4	—	190.2
Pawn loans	—	0.9	—	153.5	—	154.4
Loans in default, net	—	4.5	—	26.7	—	31.2
Other receivables	—	8.4	8.8	13.0	—	30.2
Prepaid expenses and other current assets	—	5.0	9.7	46.8	—	61.5

Total current assets	0.9	122.8	69.6	470.4	—	663.7
Fair value of derivatives	—	27.5	—	3.7	—	31.2
Intercompany receivables	516.7	64.6	—	—	(581.3)	—
Property and equipment, net	—	29.0	19.7	74.1	—	122.8
Goodwill and other intangibles, net	—	231.7	239.7	395.0	—	866.4
Debt issuance costs, net	5.9	8.6	1.5	0.6	—	16.6
Investment in subsidiaries	241.6	467.2	184.7	—	(893.5)	—
Other	—	0.9	19.9	0.2	—	21.0

Total Assets	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

Liabilities and Stockholders’ Equity
Accounts payable	$0.3	$17.7	$11.4	$23.3	—	$52.7
Income taxes payable	—	14.3	1.1	2.3	—	17.7
Accrued expenses and other liabilities	3.0	37.2	27.1	25.9	—	93.2
Current portion of long-term debt	—	25.0	25.0	17.0	—	67.0

Total current liabilities	3.3	94.2	64.6	68.5	—	230.6
Long-term deferred tax liability	—	3.1	37.2	9.5	—	49.8
Long-term debt	331.1	597.9	—	46.0	—	975.0
Intercompany payables	—	—	187.7	393.6	(581.3)	—
Other non-current liabilities	—	10.4	20.6	4.6	—	35.6

Total liabilities	334.4	705.6	310.1	522.2	(581.3)	1,291.0

Mandatorily redeemable preferred shares	—	—	—	58.3	(58.3)	—
Total DFC Global Corp. stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total stockholders’ equity	430.7	246.7	225.0	363.5	(835.2)	430.7

Total Liabilities and Stockholders’ Equity	$765.1	$952.3	$535.1	$944.0	$(1,474.8)	$1,721.7

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Three Months ended March 31, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$48.1	$16.6	$117.0	$—	$181.7
Check cashing	—	15.7	10.7	5.5	—	31.9
Other	—	17.4	7.0	45.6	—	70.0

Total revenues	—	81.2	34.3	168.1	—	283.6

Operating expenses:
Salaries and benefits	—	17.3	12.1	31.9	—	61.3
Provision for loan losses	—	5.6	2.3	41.8	—	49.7
Occupancy	—	5.5	3.1	9.0	—	17.6
Purchased gold costs	—	1.4	0.4	13.5	—	15.3
Depreciation	—	1.5	0.5	4.5	—	6.5
Other	—	11.1	6.0	43.2	—	60.3

Total operating expenses	—	42.4	24.4	143.9	—	210.7

Operating margin	—	38.8	9.9	24.2	—	72.9

Corporate and other expenses:
Corporate expenses	—	5.4	14.9	7.6	—	27.9
Intercompany charges	—	5.0	(13.7)	8.7	—	—
Other depreciation and amortization	—	0.6	1.7	3.8	—	6.1
Interest expense (income), net	2.9	17.2	(0.6)	8.9	—	28.4
Goodwill and other intangible assets impairment charge	—	—	31.1	—	—	31.1
Unrealized foreign exchange gain	—	0.2	(0.1)	2.0	—	2.1
Loss on store closings	—	0.1	0.1	0.1	—	0.3
Other expense (income), net	0.3	1.5	8.1	2.8	—	12.7

(Loss) income before income taxes	(3.2)	8.8	(31.6)	(9.7)	—	(35.7)
Income tax provision (benefit)	—	3.1	0.1	(2.5)	—	0.7

Net (loss) income	(3.2)	5.7	(31.7)	(7.2)	—	(36.4)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	5.7	—	—	—	(5.7)	—
Guarantors	(31.7)	—	—	—	31.7	—
Non-guarantors	(7.2)	—	—	—	7.2	—

Net (loss) income attributable to DFC Global Corp.	$(36.4)	$5.7	$(31.7)	$(7.2)	$33.2	$(36.4)

Other comprehensive income (loss)	—	6.5	(6.0)	(17.5)	—	(17.0)

Total comprehensive (loss) income	$(36.4)	$12.2	$(37.7)	$(24.7)	$33.2	$(53.4)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Nine Months ended March 31, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$151.8	$52.2	$345.8	$—	$549.8
Check cashing	—	53.0	26.1	18.3	—	$97.4
Other	—	47.9	21.6	136.5	—	$206.0

Total revenues	—	252.7	99.9	500.6	—	853.2

Operating expenses:
Salaries and benefits	—	51.4	36.4	93.2	—	181.0
Provision for loan losses	—	16.7	8.2	103.3	—	128.2
Occupancy	—	16.3	9.6	25.5	—	51.4
Purchased gold costs	—	4.6	1.5	34.3	—	40.4
Depreciation	—	4.9	1.7	13.3	—	19.9
Other	—	33.5	18.5	113.6	—	165.6

Total operating expenses	—	127.4	75.9	383.2	—	586.5

Operating margin	—	125.3	24.0	117.4	—	266.7

Corporate and other expenses:
Corporate expenses	—	17.2	52.2	22.0	—	91.4
Intercompany charges	—	17.4	(42.1)	24.7	—	—
Other depreciation and amortization	—	1.9	5.8	11.1	—	18.8
Interest expense (income), net	10.3	58.6	(2.0)	24.4	—	91.3
Goodwill and other intangible assets impairment charge	—	—	36.6	—	—	36.6
Unrealized foreign exchange (gain) loss	—	(0.3)	(0.1)	0.8	—	0.4
Provision for litigation settlements	—	—	2.7	—	—	2.7
Loss on store closings	—	0.2	0.3	0.4	—	0.9
Other expense, net	0.3	1.7	7.1	3.2	—	12.3

(Loss) income before income taxes	(10.6)	28.6	(36.5)	30.8	—	12.3
Income tax provision	—	9.9	4.2	6.5	—	20.6

Net (loss) income	(10.6)	18.7	(40.7)	24.3	—	(8.3)
Less: Net loss attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	18.7	—	—	—	(18.7)	—
Guarantors	(40.7)	—	—	—	40.7	—
Non-guarantors	24.5	—	—	—	(24.5)	—

Net (loss) income attributable to DFC Global Corp.	$(8.1)	$18.7	$(40.7)	$24.5	$(2.5)	$(8.1)

Other comprehensive income (loss)	—	6.6	(1.0)	(2.7)	—	2.9

Total comprehensive (loss) income	$(8.1)	$25.3	$(41.7)	$21.8	$(2.5)	$(5.2)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows Nine Months Ended March 31, 2013 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8.1)	$18.7	$(40.7)	$24.3	$(2.5)	$(8.3)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed income of subsidiaries	(2.5)	—	—	—	2.5	—
Depreciation and amortization	1.3	9.1	8.2	24.8	—	43.4
Goodwill and other intangible assets impairment charges	—	—	36.6	—	—	36.6
Provision for loan losses	—	16.7	8.2	103.3	—	128.2
Non-cash stock compensation	7.9	—	—	—	—	7.9
Losses on disposal of fixed assets	—	0.7	0.8	2.5	—	4.0
Unrealized foreign exchange (gain) loss	—	(0.3)	(0.1)	0.8	—	0.4
Deferred tax provision (benefit)	—	2.0	3.4	(7.1)	—	(1.7)
Accretion of debt discount and deferred issuance costs	13.2	2.6	—	—	—	15.8
Change in assets and liabilities (net of effect of acquisitions):
Increase in pawn loan fees and service charges receivable	—	(0.1)	—	(2.1)	—	(2.2)
Increase in finance and service charges receivable	—	(2.6)	(1.0)	(15.2)	—	(18.8)
Decrease (increase) in other receivables	0.3	(6.8)	(0.8)	6.0	—	(1.3)
(Increase) decrease in prepaid expenses and other	—	(0.1)	(2.8)	2.7	—	(0.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3.0	25.1	(3.9)	(12.9)	—	11.3
Intercompany advances	(4.9)	(1.5)	6.9	(0.5)	—	—

Net cash provided by operating activities	10.2	63.5	14.8	126.6	—	215.1
Cash flows from investing activities:
Net increase in consumer loans	—	(13.4)	(6.2)	(100.7)	—	(120.3)
Originations of pawn loans	—	(0.7)	—	(225.0)	—	(225.7)
Repayment of pawn loans	—	0.2	—	219.1	—	219.3
Acquisitions, net cash acquired	—	(10.0)	—	(15.1)	—	(25.1)
Additions to property and equipment	—	(5.4)	(4.9)	(22.4)	—	(32.7)
Intercompany advances	27.6	(47.0)	29.0	(2.5)	(7.1)	—

Net cash provided by (used in) investing activities	27.6	(76.3)	17.9	(146.6)	(7.1)	(184.5)
Cash flows from financing activities:
Proceeds from exercise of stock options	1.1	—	—	—	—	1.1
Net (decrease) increase in revolving credit facilities	—	—	(8.5)	3.5	—	(5.0)
Other debt payments	—	—	—	—	—	—
Purchase of 2.875% Senior Convertible Notes due 2027	(8.6)	—	—	—	—	(8.6)
Repurchase of common stock	(30.1)	—	—	—	—	(30.1)
Payment of contingent consideration and acquisition installment payments	—	—	—	(3.9)	—	(3.9)
Payment of debt issuance and other costs	(0.2)	—	—	—	—	(0.2)
Intercompany advances	—	(4.9)	(27.7)	25.5	7.1	—

Net cash (used in) provided by financing activities	(37.8)	(4.9)	(36.2)	25.1	7.1	(46.7)
Effect of exchange rate changes on cash and cash equivalents	—	1.2	—	(1.8)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	—	(16.5)	(3.5)	3.3	—	(16.7)
Cash and cash equivalents balance-beginning of period	0.3	96.2	35.2	92.3	—	224.0

Cash and cash equivalents balance-end of period	$0.3	$79.7	$31.7	$95.6	$—	$207.3

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Balance Sheets March 31, 2014 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$0.9	$81.4	$47.8	$106.8	$—	$236.9
Consumer loans, net	—	36.7	22.5	115.6	—	174.8
Pawn loans, net	—	1.5	—	151.9	—	153.4
Loans in default, net	—	4.7	0.1	20.7	—	25.5
Other receivables	—	12.7	3.2	19.5	—	35.4
Prepaid expenses and other current assets	—	5.2	7.6	39.7	—	52.5

Total current assets	0.9	142.2	81.2	454.2	—	678.5
Intercompany receivables	504.9	103.4	—	—	(608.3)	—
Property and equipment, net	—	26.2	19.5	81.9	—	127.6
Goodwill and other intangibles, net	—	219.4	217.5	329.7	—	766.6
Debt issuance costs, net	4.7	7.6	1.0	2.0	—	15.3
Investment in subsidiaries	151.3	401.0	109.2	—	(661.5)	—
Other	—	0.9	22.2	0.5	—	23.6

Total Assets	$661.8	$900.7	$450.6	$868.3	$(1,269.8)	$1,611.6

Liabilities and Stockholders’ Equity
Accounts payable	$0.3	$16.2	$12.1	$10.8	$—	$39.4
Income taxes payable	—	14.4	5.2	5.1	—	24.7
Accrued expenses and other liabilities	5.5	38.7	22.4	34.5	—	101.1
Current portion of long-term debt	36.2	9.1	27.0	20.4	—	92.7

Total current liabilities	42.0	78.4	66.7	70.8	—	257.9
Fair value of derivatives	—	—	—	12.5	—	12.5
Long-term deferred tax liability	—	0.4	38.4	8.2	—	47.0
Long-term debt	308.0	598.2	—	45.5	—	951.7
Intercompany payables	—	—	195.8	412.5	(608.3)	—
Other non-current liabilities	—	4.4	18.8	7.5	—	30.7

Total liabilities	350.0	681.4	319.7	557.0	(608.3)	1,299.8
Total DFC Global Corp. stockholders’ equity	311.8	219.3	130.9	311.3	(661.5)	311.8

Total stockholders’ equity	311.8	219.3	130.9	311.3	(661.5)	311.8

Total Liabilities and Stockholders’ Equity	$661.8	$900.7	$450.6	$868.3	$(1,269.8)	$1,611.6

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Three Months ended March 31, 2014 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$46.2	$16.5	$96.5	$—	$159.2
Check cashing	—	13.8	10.7	4.4	—	28.9
Other	—	14.9	6.3	39.0	—	60.2

Total revenues	—	74.9	33.5	139.9	—	248.3

Operating expenses:
Salaries and benefits	—	16.1	12.5	35.0	—	63.6
Provision for loan losses	—	0.6	2.6	41.0	—	44.2
Occupancy	—	5.1	3.1	10.8	—	19.0
Purchased gold costs	—	0.7	0.1	7.0	—	7.8
Depreciation	—	1.4	0.4	4.9	—	6.7
Other	—	12.2	6.3	36.2	—	54.7

Total operating expenses	—	36.1	25.0	134.9	—	196.0

Operating margin	—	38.8	8.5	5.0	—	52.3

Corporate and other expenses:
Corporate expenses	—	4.5	13.0	8.4	—	25.9
Intercompany charges	—	2.6	(6.3)	3.7	—	—
Other depreciation and amortization	—	0.6	1.0	2.8	—	4.4
Interest expense (income), net	3.4	14.0	(0.3)	10.0	—	27.1
Goodwill and other intangible assets impairment charge	—	—	22.1	105.2	—	127.3
Unrealized foreign exchange loss (gain)	—	23.4	0.1	(4.9)	—	18.6
Provision for litigation settlements	—	—	0.1	—	—	0.1
Loss on store closings	—	—	0.2	0.1	—	0.3
Other (income) expense, net	—	0.1	0.9	0.5	—	1.5

Loss before income taxes	(3.4)	(6.4)	(22.3)	(120.8)	—	(152.9)
Income tax provision (benefit)	—	1.1	6.0	(0.9)	—	6.2

Net loss	(3.4)	(7.5)	(28.3)	(119.9)	—	(159.1)
Equity in net income (loss) of subsidiaries:
National Money Mart Company	(7.5)	—	—	—	7.5	—
Guarantors	(28.3)	—	—	—	28.3	—
Non-guarantors	(119.9)	—	—	—	119.9	—

Net income (loss) attributable to DFC Global Corp.	$(159.1)	$(7.5)	$(28.3)	$(119.9)	$155.7	$(159.1)

Other comprehensive income (loss)	—	7.4	(0.7)	0.8	—	7.5

Total comprehensive (loss) income	$(159.1)	$(0.1)	$(29.0)	$(119.1)	$155.7	$(151.6)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Operations and Comprehensive Income (Loss) Nine Months ended March 31, 2014 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Consumer lending	$—	$149.8	$53.1	$295.9	$—	$498.8
Check cashing	—	48.6	25.8	15.2	—	89.6
Other	—	40.3	18.0	125.5	—	183.8

Total revenues	—	238.7	96.9	436.6	—	772.2

Operating expenses:
Salaries and benefits	—	49.1	35.4	102.9	—	187.4
Provision for loan losses	—	5.7	9.6	133.1	—	148.4
Occupancy	—	15.4	9.5	30.9	—	55.8
Purchased gold costs	—	2.5	0.7	25.1	—	28.3
Depreciation	—	4.4	1.4	13.8	—	19.6
Other	—	33.9	18.0	105.5	—	157.4

Total operating expenses	—	111.0	74.6	411.3	—	596.9

Operating margin	—	127.7	22.3	25.3	—	175.3

Corporate and other expenses:
Corporate expenses	—	13.9	40.1	23.1	—	77.1
Intercompany charges	—	10.4	(26.4)	16.0	—	—
Other depreciation and amortization	—	2.0	2.9	7.8	—	12.7
Interest expense (income), net	9.9	46.9	(0.7)	28.9	—	85.0
Goodwill and other intangible assets impairment charge	—	—	22.1	105.2	—	127.3
Unrealized foreign exchange loss (gain)	—	21.5	(0.3)	(12.9)	—	8.3
Provision for litigation settlements	—	0.1	—	—	—	0.1
(Gain) loss on store closings	—	(0.1)	0.2	0.2	—	0.3
Other (income) expense, net	—	(8.0)	1.9	8.8	—	2.7

(Loss) income before income taxes	(9.9)	41.0	(17.5)	(151.8)	—	(138.2)
Income tax provision (benefit)	—	13.9	8.2	(2.8)	—	19.3

Net (loss) income	(9.9)	27.1	(25.7)	(149.0)	—	(157.5)
Equity in net (loss) income of subsidiaries:
National Money Mart Company	27.1	—	—	—	(27.1)	—
Guarantors	(25.7)	—	—	—	25.7	—
Non-guarantors	(149.0)	—	—	—	149.0	—

Net (loss) income attributable to DFC Global Corp.	$(157.5)	$27.1	$(25.7)	$(149.0)	$147.6	$(157.5)

Other comprehensive income	—	11.6	6.0	34.9	—	52.5

Total comprehensive (loss) income	$(157.5)	$38.7	$(19.7)	$(114.1)	$147.6	$(105.0)

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Condensed Statements Of Cash Flows Nine Months Ended March 31, 2014 (In millions)
	DFC Global Corp.	National Money Mart Company	DFG and Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(157.5)	$27.1	$(25.7)	$(149.0)	$147.6	$(157.5)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed income of subsidiaries	147.6	—	—	—	(147.6)	—
Depreciation and amortization	1.3	8.5	4.5	22.2	—	36.5
Goodwill and other intangible assets impairment charge	—	—	22.1	105.2	—	127.3
Provision for loan losses	—	5.7	9.6	133.1	—	148.4
Non-cash stock compensation	7.2	—	—	—	—	7.2
Gain on sale of subsidiary	—	—	—	(1.6)	—	(1.6)
(Gain) loss on disposal of fixed assets	—	(0.1)	0.1	0.3	—	0.3
Unrealized foreign exchange loss (gain)	—	21.5	(0.3)	(12.9)	—	8.3
Deferred tax (benefit) provision	—	(3.9)	3.4	(1.8)	—	(2.3)
Accretion of debt discount and deferred issuance costs	13.1	0.4	—	—	—	13.5
Change in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in pawn loans fees and service charges receivable	—	(0.2)	—	0.4	—	0.2
Increase in finance and service charges receivable	—	(1.0)	(1.2)	(19.7)	—	(21.9)
(Increase) decrease in other receivables	—	(4.7)	5.7	(9.2)	—	(8.2)
(Increase) decrease in prepaid expenses and other	—	(0.2)	(2.0)	9.2		7.0
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2.5	(7.0)	4.4	(5.3)	—	(5.4)
Intercompany advances	(4.5)	(5.2)	(6.3)	16.0	—	—

Net cash provided by operating activities	9.7	40.9	14.3	86.9	—	151.8
Cash flows from investing activities:
Net increase in consumer loans	—	(3.9)	(5.3)	(72.7)	—	(81.9)
Originations of pawn loans	—	(1.3)	—	(229.3)	—	(230.6)
Repayment of pawn loans	—	0.8	—	238.4	—	239.2
Acquisitions, net of cash acquired	—	—	—	(26.3)	—	(26.3)
Additions to property and equipment	—	(4.3)	(5.9)	(15.3)	—	(25.5)
Proceeds from sale of subsidiary, net of cash disposed	—	—	—	7.2	—	7.2
Intercompany advances	11.4	(45.9)	30.7	—	3.8	—

Net cash provided by (used in) investing activities	11.4	(54.6)	19.5	(98.0)	3.8	(117.9)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.4	—	—	—	—	0.4
Proceeds from termination of cross currency swap	—	38.8	—	—	—	38.8
Net (decrease) increase in revolving credit facilities	—	(15.7)	2.0	9.2	—	(4.5)
Repayment of long-term debt	—	—	—	(10.0)	—	(10.0)
Repurchase of common stock	(21.5)	—	—	—	—	(21.5)
Payment of debt issuance and other costs	—	(1.4)	—	(1.6)	—	(3.0)
Intercompany advances	—	12.7	(13.4)	4.5	(3.8)	—

Net cash (used in) provided by financing activities	(21.1)	34.4	(11.4)	2.1	(3.8)	0.2
Effect of exchange rate changes on cash and cash equivalents	—	(3.2)	—	9.8	—	6.6

Net increase in cash and cash equivalents	—	17.5	22.4	0.8	—	40.7
Cash and cash equivalents balance-beginning of period	0.9	63.9	25.4	106.0	—	196.2

Cash and cash equivalents balance-end of period	$0.9	$81.4	$47.8	$106.8	$—	$236.9

DFC GLOBAL CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Subsequent Event

Subsequent Event

On April 1, 2014, the Company entered into a definitive agreement to be acquired by an affiliate of Lone Star Funds (“Lone Star”) for approximately $1.3 billion, including outstanding net debt. Upon completion of the transaction, the Company will become a privately held company. Under the terms of the agreement, the Company’s stockholders will receive $9.50 in cash for each share of the Company’s common stock they own. Furthermore, substantially all of the Company outstanding indebtedness will become due and payable as a result of the change in control resulting from the acquisition of the Company by Lone Star.

The transaction is a subject to customary closing conditions, including receipt of stockholder approval and certain approvals from both U.S. and foreign regulators. The acquisition requires the affirmative vote of the holders of a majority of the outstanding shares of the Company’s stock, which will be sought at a special meeting of stockholders on June 6, 2014. Assuming the stockholders vote to adopt the agreement and all other conditions are satisfied, or, to the extent permitted, waived, the Company expects to complete the transaction as soon as practicable after the special meeting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, anticipated improvements or challenges in operations, regulatory developments, our plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013, as amended by the risk factors included under “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, the quarter ended December 31, 2013 and in this Quarterly Report on Form 10-Q.

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

At March 31, 2014, our global retail operations consisted of 1,535 retail storefront locations, of which 1,525 are company-owned financial services stores, conducting business primarily under the names The Money Shop®, Money Mart®, InstaCheques®, Suttons & Robertsons®, The Check Cashing Store®, Sefina®, Helsingin PanttiSM, MoneyNow!®, Super Efectivo® and Express Credit. In addition to our retail stores, we also offer Internet-based short-term consumer loans in the United Kingdom primarily under the brand names Payday UK® and Payday Express®, in Canada under the kyzoo and paydayloan.ca SM brand names, and primarily under the OK Money brand name in the Czech Republic, Spain, Sweden and Poland (where we also offer a product branded kyzoo®). We offer longer term unsecured loans in Poland through in-home servicing under the trade name Optima®, an installment loan in the United Kingdom branded as Ladder Loans®, and a consumer line of credit and a goods and services payment card product in Finland offered by DFC Nordic Oyj. In addition, our DFS subsidiary provides fee-based services to enlisted military personnel applying for loans to purchase new and used vehicles that are funded and serviced primarily under an agreement with a third-party lender through our branded Military Installment Loan and Education Services, or MILES®, program.

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

We continue to seek opportunities to expand upon and diversify from our core financial services businesses. We have expanded our Internet lending business since our fiscal 2011 acquisition of one of the largest online providers of unsecured short-term consumer loans by revenue in the United Kingdom, leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to launch an Internet lending business in Poland in February 2012, the Czech Republic in October 2012 and Spain in March 2013. We expect to further extend our Internet lending capabilities into other countries in the future. We have also expanded our secured pawn lending businesses. We acquired Sefina Finance AB in December 2010, which we believe to be the largest pawn lender, measured by loan portfolio, in each of Sweden and Finland. In March 2012, we acquired a chain of eight retail pawn and gold buying stores in Spain. Through acquisitions in November 2013 and March 2014, we acquired 28 additional stores, primarily located in the Andalusian and Catalonian regions of Spain. Through these acquisitions, together with organic growth since 2012 (which added 22 new Super Efectivo retail locations and one high-end Suttons & Robertsons pawn store in Madrid), we have grown our total store count in Spain to 61 locations. Also, in May 2013, we acquired Express Credit Amanet S.R.L., a chain of 32 retail pawn and gold buying stores in Romania, offering secured pawn lending mainly on gold jewelry and small-size, high-value electronics in addition to gold buying services. We also offer secured pawn lending in a significant majority of our retail locations in the United Kingdom as well as through our high-end Suttons & Robertsons stores in the United Kingdom and Madrid, Spain, and grew our secured pawn lending in our Canadian retail stores during fiscal 2013. Also in 2013, we began offering secured pawn lending on gold jewelry as a pilot program in our U.S. retail stores and currently offer that product offering in 36 of our U.S. retail stores. Internet-based and secured pawn lending generated $56.1 million and $24.0 million, respectively, of revenue for the three months ended March 31, 2014, representing 22.6% and 9.7%, respectively, of our revenue for the third quarter of fiscal 2014.

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

Trends and Competition in Internet-based Business

Since 2011, we have significantly expanded our online presence through our acquisition of one of the largest online providers of unsecured short-term consumer loans in the United Kingdom and leveraging the scalable technology and back-office support capabilities of DFC Nordic Oyj to expand our Internet lending offerings to Poland, the Czech Republic and Spain. We expect to continue to expand our online lending business in the future, both through strategic acquisitions and organic growth. Due to low barriers to entry for new non-bank lenders, particularly those who offer their services through the Internet, we have seen an increase in the number of competitors within the online markets in which we now operate (including a large increase in providers in the United Kingdom). We believe that the online loan market continues to be highly competitive. Additionally, we believe that recent and ongoing regulatory developments in the United Kingdom and other jurisdictions will likely result in some market consolidation and provide additional growth opportunities for companies with sufficient capital and sound operating platforms.

Recent Regulatory Developments

Set forth below is a brief discussion of recent legal and regulatory developments in markets in which we operate that may have a material impact on us and our results of operations.

Prior to April 1, 2014, in the United Kingdom, our consumer lending activities were primarily regulated by the Office of Fair Trading (the “OFT”), which was responsible for licensing and regulating companies that offer consumer credit. Effective April 1, 2014, the OFT transferred regulatory authority over the consumer credit industry to the new Financial Conduct Authority, (the “FCA”). The FCA is now the regulator for, among others, credit card issuers, payday loan companies, pawn brokers, rent-to-own companies, debt management and collection firms and providers of debt advice. The FCA is also responsible for regulating and setting conduct standards for banks, credit unions and similar institutions.

In October 2013, the FCA issued a consultation paper addressing how it proposed to regulate the consumer credit industry when it assumed regulatory authority on April 1, 2014. Although the positions announced in the consultation paper were not yet binding on the industry, they provided an indication of the positions that could be included in final FCA action, including significant changes in the marketing of short-term credit products, loan rollover restrictions and limitations on continuous payment authority and marketing practices for lenders in our industry. On February 28, 2014, the FCA published its Handbook, which confirmed and clarified the final form of the rules and limitations to which we would be subject under the FCA authority in the UK.

In February 2012, the OFT began an extensive review of the short-term lending sector in the United Kingdom to assess its compliance with the Consumer Credit Act and Irresponsible Lending Guidance. The review included 50 of the largest companies offering unsecured short-term consumer loans, including three of our U.K. consumer lending companies, MEM Consumer Finance Limited, Instant Cash Loans Limited and Express Finance (Bromley) Limited. The OFT issued its final report on the outcome of its sector review in March 2013, in which it indicated that the reviewed short-term consumer lenders would receive letters from the OFT that would include specific findings for each lender. Each of these three of our U.K. consumer lending companies received letters from the OFT dated in either March or April 2013, which specified required actions in a number of compliance areas, including advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); and forbearance and debt collection.

These U.K. consumer lending companies engaged an independent consulting firm to advise on the requirements in the letters and provided responses to the OFT in May and July 2013. In December 2013, all three of these businesses received a follow up letter and request for information from the OFT. This supplemental loan and transaction data was submitted in early January 2014.

In February 2014, our U.K. management responsible for the transition from regulation by the OFT to regulation by the FCA attended a scheduled meeting with representatives of the OFT. During the meeting, our representatives provided an update to the OFT representatives as to the progress of our efforts to become compliant with the new rules and regulations that were anticipated to be implemented by the FCA once it assumed governing authority on April 1, 2014. The OFT representatives reviewed with us the readiness of our U.K. operations for the regulatory requirements under the FCA, and posed questions concerning our U.K. management structure and our operations relating to affordability assessments, rollovers, relending and forbearance. We received a follow-up letter from the OFT on February 28, 2014, indicating that the OFT had serious concerns about the ability of our U.K. operations to meet the enhanced regulatory requirements of the FCA. The letter requested additional information relating to certain areas of concern and requested a written response on these areas. The publication of the FCA Handbook and the receipt of the OFT letter caused management to assess required changes to our U.K. operations and the timing and likely consequences thereof. On March 24, 2014, we responded in writing to the concerns raised by the OFT in this letter. This response was in advance of an in-person meeting that our U.K. management team had arranged with OFT representatives to be held on March 26, 2014. In the written response, we outlined certain proposed changes to our U.K. business to comply with the rules and principles set forth in the Handbook and the impact that these changes would have on our business model and future operating results in the United Kingdom. On March 26, 2014, our senior U.S. and U.K. management met with representatives of the OFT to discuss the concerns raised by the OFT in its February 28, 2014 letter and our March 24, 2014 response letter. As a result of the information exchanged via documents and in the meeting in March 2014, we also received a follow up letter and request for further information from the regulator, and will respond within the required timeframe.

In November 2012, the OFT issued revised Debt Collection Guidance. Under the updated Debt Collection Guidance, we were required to more specifically disclose to customers the use of continuous payment authority (a type of automatic payment authorization that is linked to a credit card, debit card or some other funded account), and we were also required to suspend the use of, continuous payment authority to collect defaulted debts from a customer whom we believed to be experiencing financial hardship.

In November 2013, the HM Treasury announced its intention to introduce a cap on the total cost of credit in the U.K. and that it would be placing the duty on the FCA to introduce the cap. The FCA is engaging with stakeholders and is expecting to complete its analysis by May 2014, and publish a consultation paper in July 2014. The FCA will receive submissions and comments until September 2014, and is expected to publish a policy statement and final rules in November 2014. The cap on the cost of credit is expected to come into force on January 2, 2015.

In June 2013, the OFT referred the payday lending sector in the United Kingdom to the Competition and Markets Authority (the “CMA,” also formerly known as the Competition Commission) for review. In its inquiry, the CMA is required to decide whether any feature, or combination of features, of each relevant market prevents, restricts or distorts competition in the market on a number of grounds so as to negatively impact consumer outcomes. The CMA’s review of the sector may continue until June 2015, and we are cooperating in responding to requests for documents and other information regarding our business and sector.

These regulatory developments have resulted in modifications to our U.K. lending operations, including imposing additional limitations on our use of continuous payment authority and restricting the number of times a loan can be rolled over, considering broader affordability assessments and exercising greater forbearance for customers in financial difficulty. These changes, and any other changes we may consider or be required to make to our lending and collection practices in the United Kingdom, will likely negatively impact our business for the foreseeable future, but we are not able to estimate the impact of such changes at this time.

Like other businesses in the UK consumer finance sector regulated by the FCA for the first time, we have begun the process of applying for full authorization from the FCA for our consumer lending activities once we cease operating under the interim permission granted to all OFT-regulated businesses that pre-registered. We have been granted a window between December 2014 and February 2015 in which to make our application for authorization. There can be no assurance that our application for authorization will be approved by the FCA. In the event the FCA denies our application for authorization, this may result in a material adverse effect on our business and operations and may result in our ceasing to operate in the United Kingdom or a substantial change in our business there.

In the United States, the Consumer Financial Protection Bureau (the “CFPB”) has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of the CFPB review, we are taking certain corrective action to address the CFPB’s findings by enhancing our operating and compliance procedures, controls and systems.

Separately, the CFPB performed an examination of DFS during the fiscal year ended June 30, 2013. As a result of this examination, DFS was informed by the CFPB that it intended to initiate an administrative proceeding against DFS relating to its marketing of certain vehicle service and insurance products and to the requirement that MILES program loans be repaid via a military allotment. DFS cooperated in the CFPB examination. In June, DFS agreed to provide, and the CFPB agreed to accept, a $3.3 million redress fund for affected DFS customers. DFS signed a Consent Order and Stipulation with the CFPB on June 25, 2013. In July 2013, DFS met with the CFPB to discuss the process for meeting certain compliance management system requirements as agreed to in its Consent Order. Subsequently, DFS submitted its customer redress plan and its compliance plan to the CFPB. The $3.3 million redress fund was paid by DFS in January 2014.

In addition to these supervisory and enforcement powers, the CFPB may also exercise regulatory authority over the products and services that we offer in the United States. Until such time as the CFPB exercises its rulemaking powers, we cannot predict what effect any such regulation may have on our U.S. business.

In Finland, our consumer lending operations are regulated pursuant to the Finnish Consumer Protection Law, under the oversight of the Ministry of Justice. In 2011, following a parliamentary change and the submission to the Finnish Parliament of proposed legislation seeking to impose more stringent rules for the micro-lending market, including interest rate caps or other limitations on the availability of micro-loans online, the Ministry of Justice nominated a working group to review the existing regulatory framework in Finland, including regulations affecting our Finland-based subsidiary, DFC Nordic Oyj. The new law became effective on June 1, 2013, restricting the interest rate on loans less than EUR 2,000 to an annual percentage rate that cannot exceed the European Central Bank rate by more than 50%. As a result of this law, we ceased originating our Internet-based short-term consumer loan product in Finland and introduced a new consumer credit line product and a payment card product which is loaded through the issuance of a loan from DFC Nordic Oyj and can be used only for payment for goods and services (and not for cash withdrawals or funds transfers).

In Poland, the Ministry of Finance issued interest rate cap draft guidelines for a new act in the fall of 2013. Following a long period of consultation, in April 2014, the Ministry of Finance issued revised guidelines with significantly different terms. The guidelines allow for, among other things, loan costs of up to 25% of the loan amount plus a 30% annual percentage rate (or 2.5% per month), exclusive of interest. In addition, the guidelines include a provision that if more than one loan is extended within 120 days of the extension of the first loan (with the first loan still unpaid), the total loan amount may not exceed 100% of the first loan amount. The guidelines are on an agenda of the Council of Ministers for consideration in June 2014. Subsequently, a draft act to implement the proposed changes could be prepared on the basis of final guidelines and published for consultation, but there has not yet been established a timeline for such consultation. The trade association of which our Polish operating subsidiaries are a member has requested an extended consultation period to consider any proposal. We cannot yet anticipate the terms or applicability of any final legislative changes; however, a restrictive new final law could materially affect our product offerings in Poland and thus could adversely affect our business, results of operations and financial condition.

Recent Events

Proposed Merger

On April 1, 2014, we entered into an Agreement and Plan of Merger pursuant to which, upon the terms and subject to the conditions therein, LSF8 Sterling Merger Company, LLC (“Merger Sub”), a wholly owned subsidiary of LSF8 Sterling Parent, LLC (“Parent”), will merge with and into DFC Global Corp. (the “Merger”), with DFC Global Corp. being the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Lone Star Funds.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (other than shares (i) held in treasury by the Company, (ii) owned by Parent, Merger Sub, the Company or any subsidiary of the Company, or (iii) held by any holder who has not voted in favor of the Merger and who is entitled to demand and properly demands appraisal of such shares pursuant to the Delaware General Corporation Law) that is outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive $9.50 per share in cash, without interest (the “Merger Consideration”).

The Merger Agreement has been unanimously approved by the Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of independent directors, which committee was formed for the purpose of facilitating the evaluation by the Company’s Board of Directors of whether a sale of the Company would be in the best interests of the Company and its stockholders. The transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of the Company and other customary closing conditions, including, without limitation, the receipt of necessary regulatory approvals, that the FCA has not taken certain actions with respect to the Company, the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and compliance with certain foreign anti-competition filings, all as set forth in the Merger Agreement.

Stock Repurchases

On December 14, 2011, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase in the aggregate up to five million shares of our outstanding common stock. On September 30, 2012, our Board of Directors reconfirmed the plan through September 30, 2013. On August 21, 2013, our Board of Directors authorized an increase of 5.0 million shares under the plan. Under the repurchase plan, we can repurchase shares of our outstanding common stock on a discretionary basis. During the fiscal year ended June 30, 2013, we repurchased 3,499,881 shares of our outstanding common stock for an aggregate purchase price of $54.4 million. During the six months ended December 31, 2013, we repurchased an additional 1,712,365 shares of our outstanding common stock for an aggregate purchase price of $21.5 million. There were no repurchases made under the plan during the three months ended March 31, 2014.

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

Other than the items noted below, management believes there have been no significant changes during the three months ended March 31, 2014, to the items that we disclose as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

During the three months ended March 31, 2014, we completed an interim test for goodwill impairment as a result of events and circumstances occurring during this interim period that would more likely than not reduce the fair value of certain reporting units below their respective carrying amount. We identified interim impairment indicators resulting from: (i) a further decline in our stock price and market capitalization since the prior fiscal quarter; (ii) a significant reduction in forecasted earnings and cash flows based on projections developed during the month of March 2014; and (iii) our announcement on April 2, 2014 that we had entered into an agreement to be acquired by an affiliate of Lone Star Funds for $9.50 per share, which was significantly below our book value of stockholders’ equity at March 31, 2014, prior to the recognition of the impairment charge discussed herein.

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

We completed Step 1 of our interim goodwill impairment test during the three months ended March 31, 2014 and concluded that the fair values of our DFS, Europe Retail and eCommerce reporting units were less than their respective carrying values. As a result, a preliminary Step 2 of the goodwill impairment test was performed for these reporting units. We recognized a preliminary goodwill impairment charge of approximately $121.5 million during the three months ended March 31, 2014, which represents our best estimate of the impairment loss based on the latest information and cash flow projections available.

Additionally, we recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset. The MILES program indefinite-lived intangible valuation was calculated using a relief from royalty valuation method. The significant assumptions used in determining the fair value of the MILES program asset were a 23% discount rate, a pre-tax royalty rate of 10%, a 22% annual revenue growth rate and a 3% long-term revenue growth rate.

The impairment charges related to our DFS reporting unit were the result of an increase in discount rates due to the increased risk of not meeting future projections, as well as reduced future projections. The estimates of future cash flows for the DFS reporting unit are in large part dependent on increased market share as a result of more competitive financing alternatives to DFS’ service member customers. These estimates are inherently uncertain.

We estimate that the final goodwill impairment charge will be in the range of $120.0 million to $140.0 million. In the fourth quarter of the fiscal year ending June 30, 2014, we will perform our annual impairment tests of goodwill, and will finalize the interim estimated impairment of the DFS, Europe Retail and eCommerce goodwill. We have not been able to finalize the impairment due to the significant amount of work required to calculate the implied value of goodwill, including the valuation of recognized and unrecognized intangible assets, calculation of deferred taxes and due to the timing of the interim impairment indicator. The actual goodwill impairment charge could be materially different from the estimated charge recognized.

Since we estimate the fair value of our reporting units by using a combination of an income approach and a market approach, the fair value estimates are sensitive to the selection of the following inputs: the weighted-average cost of capital rate used to discount the projected cash flows, and the market multiples applied to earnings, but are especially sensitive to the projected future cash flows of the respective reporting unit. Our estimates of future cash flows in our eCommerce reporting unit include the following significant yet inherently uncertain growth and profitability assumptions:

•	Expansion of our on-line lending platforms in additional jurisdictions where we do not currently operate;

•	Growth within our on-line lending business in jurisdictions in which we have recently entered and where we have recently experienced significant growth, such as Canada, Spain, Poland and the Czech Republic;

•	Moderation of loan losses, as our borrowers and potentially some of our competitors adjust to the impending revised regulations within the United Kingdom for renewals and collections;

•	Growth in market share resulting from consolidation within the industry as a number of existing competitors will unlikely make the necessary investments to comply with the impending revised payday loan regulations within the United Kingdom.

•	Improved margins within our United Kingdom businesses principally resulting from revised underwriting criteria in conjunction with our expectation of servicing more credit worthy customers which is expected to improve credit quality from current levels.

•	Introduction of a multi-payment loan (“MPL”) product in certain jurisdictions

The significant decline in fair value of the eCommerce reporting unit since the most recent interim impairment test resulted principally from a significant increase in the weighted average cost of capital to reflect the increasing uncertainties in forecasted earnings resulting from the regulatory changed promulgated and proposed in the United Kingdom, as well as the decline in market valuations.

The fair value of our U.K. Retail reporting unit is approximately 8% above its carrying value at March 31, 2014. A combination of an increase of 2.5% in the discount rate (from 14.5%) and a decrease in the long-term growth rate of 1.0% (from 3.0%) would have led to the carrying value of U.K. Retail being less than its fair value. The carrying amount of goodwill for the U.K. reporting unit was approximately $100.4 million at March 31, 2014.

Our estimates of future cash flows in our U.K. Retail reporting unit include the following significant yet inherently uncertain growth and profitability assumptions:

•	Moderation of loan losses, as our borrowers and potentially some of our competitors adjust to the impending revised regulations within the United Kingdom for renewals and collections;

•	Growth in market share resulting from consolidation within the industry as a number of existing competitors will unlikely make the necessary investments to comply with the impending revised payday loan regulations within the United Kingdom.

•	Improved margins within our United Kingdom businesses principally resulting from revised underwriting criteria in conjunction with our expectation of servicing more credit worthy customers which is expected to improve credit quality from current levels.

•	Introduction of an MPL product

While these assumptions are inherently uncertain, especially given the fluidity of the proposed regulatory changes within the United Kingdom, we believe that such assumptions are reasonable and appropriate when considering all available market information as of the date of the interim impairment test, as well as the Company’s past experiences in similar jurisdictions such as Canada and the United States, which had previously implemented significant changes to regulations for single payment loans. Furthermore, the weighted average cost of capital that has been applied to the cash flows of the respective reporting units when calculating the fair value of the reporting units have been adjusted to reflect the inherent risks and uncertainties addressed herein.

As of March 31, 2014, the fair value of our Europe Retail reporting unit is negatively impacted principally by the reduction in gold prices and start up costs associated with new store openings in Poland and Spain. The estimates of future cash flows for the Europe Retail reporting unit are in large part dependent on the projected growth and profitability of our store-based operations in Poland and Spain, which are inherently uncertain.

The significant decline in the fair value of the Europe Retail reporting unit since the most recent interim impairment test resulted from (i) a significant increase in the weighted average cost of capital to reflect the increasing uncertainties in forecasted earnings, (ii) reductions in forecasted earnings to reflect the expectation of continued depressed gold prices, greater competition in emerging markets and less contribution from store openings, and (iii) reductions in market valuations.

The failure to achieve one or more of our anticipated business model assumptions described herein, or the impact of the implementation of final single payment loan regulations in the United Kingdom that are different than those contemplated in our forecast could lead to additional goodwill impairment of our reporting units, and any such impairments may be material.

Results of Operations

The percentages presented in the following table are based on each respective fiscal year’s total consolidated revenues:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2014		2013		2014
	(Dollars in millions, except per share amounts)
Total revenues:
Consumer lending	$181.7	64.1%	$159.2	64.1%	$549.8	64.4%	$498.8	64.6%
Check cashing	31.9	11.2%	28.9	11.6%	97.4	11.4%	89.6	11.5%
Pawn service fees and sales	21.4	7.5%	24.0	9.7%	62.8	7.4%	70.8	9.2%
Money transfer fees	8.4	3.0%	8.2	3.3%	27.9	3.3%	26.1	3.4%
Gold sales	17.8	6.3%	8.6	3.5%	51.0	6.0%	31.3	4.1%
Other	22.4	7.9%	19.4	7.8%	64.3	7.5%	55.6	7.2%

Total consolidated revenues	283.6	100.0%	248.3	100.0%	853.2	100.0%	772.2	100.0%

Operating Expenses:
Salaries and benefits	61.3	21.6%	63.6	25.6%	181.0	21.2%	187.4	24.3%
Provision for loan losses	49.7	17.5%	44.2	17.8%	128.2	15.0%	148.4	19.2%
Occupancy	17.6	6.2%	19.0	7.7%	51.4	6.0%	55.8	7.2%
Purchased gold costs	15.3	5.4%	7.8	3.1%	40.4	4.8%	28.3	3.7%
Advertising	18.5	6.6%	15.1	6.0%	50.4	5.9%	45.3	5.9%
Depreciation	6.5	2.3%	6.7	2.7%	19.9	2.3%	19.6	2.5%
Other	41.8	14.7%	39.6	16.0%	115.2	13.5%	112.1	14.5%

Total operating expenses	210.7	74.3%	196.0	78.9%	586.5	68.7%	596.9	77.3%

Operating Margin	72.9	25.7%	52.3	21.1%	266.7	31.3%	175.3	22.7%

Corporate expenses	27.9	9.8%	25.9	10.5%	91.4	10.7%	77.1	10.0%
Other depreciation and amortization	6.1	2.2%	4.4	1.8%	18.8	2.2%	12.7	1.6%
Interest expense, net	28.4	10.0%	27.1	10.9%	91.3	10.7%	85.0	11.0%
Goodwill and other intangible assets impairment charge	31.1	11.0%	127.3	51.3%	36.6	4.4%	127.3	16.5%
Unrealized foreign exchange loss	2.1	0.7%	18.6	7.5%	0.4	—%	8.3	1.1%
Provision for litigation settlements	—	—%	0.1	—%	2.7	0.3%	0.1	—
Loss on store closings	0.3	0.1%	0.3	0.1%	0.9	0.1%	0.3	—
Other income, net	12.7	4.5%	1.5	0.6%	12.3	1.4%	2.7	0.4%

Income (loss) before income taxes	(35.7)	(12.6)%	(152.9)	(61.6)%	12.3	1.5%	(138.2)	(17.9)%
Income tax provision	0.7	0.2%	6.2	2.4%	20.6	2.4%	19.3	2.5%

Net loss	(36.4)	(12.8)%	(159.1)	(64.0)%	(8.3)	(0.9)%	(157.5)	(20.4)%
Less: Net loss attributable to non-controlling interests	—	—%	—	—%	(0.2)	—%	—	—

Net loss attributable to DFC Global Corp.	$(36.4)	(12.8)%	$(159.1)	(64.0)%	$(8.1)	0.9%	$(157.5)	(20.4)%

Net loss per share attributable to DFC Global Corp.:
Basic	$(0.86)		$(4.08)		$(0.19)		$(4.00)
Diluted	$(0.86)		$(4.08)		$(0.19)		$(4.00)

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

	Actual Average Exchange Rates Three Months Ended March 31,		Actual Average Exchange Rates Nine Months Ended March 31,
	2013	2014	2013	2014
British Pound Sterling	1.5518	1.6547	1.5795	1.6080
Canadian Dollar	0.9920	0.9065	1.0020	0.9410
Swedish Krona	0.1554	0.1547	0.1513	0.1537
Euro	1.3204	1.3702	1.2893	1.3521
Polish Zloty	0.3180	0.3274	0.3120	0.3216

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

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenues

Total revenues for the three months ended March 31, 2014 decreased by $35.3 million, or 12.5%, as compared to the three months ended March 31, 2013. The impact of new stores and acquisitions accounted for an increase of $6.7 million, while the impact of foreign currency accounted for an increase of $0.8 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $42.8 million, or 15.1%. The decrease was primarily the result of a $23.5 million decrease in revenues in eCommerce, related to consumer lending, a $17.4 million decrease in revenues in Europe Retail, primarily as a result of decreased gold sales, as well as a $1.1 million decrease in Canada Retail revenues, primarily as a result of decreased gold sales.

Consolidated fees from consumer lending were $159.2 million for the three months ended March 31, 2014 compared to $181.7 million for the three months ended March 31, 2013, a decrease of $22.5 million, or 12.4%. The impact of new stores and acquisitions accounted for an increase of $2.1 million, while the impact of foreign currency accounted for an increase of $1.3 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues decreased by approximately $25.9 million. Consumer lending revenues in eCommerce, Europe Retail and United States Retail decreased by $23.5 million, $3.2 million and $0.2 million, respectively, while consumer lending revenues in Canada Retail increased by $1.0 million (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues were negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. Loan originations decreased from $768.1 million for the three months ended March 31, 2013 to $639.5 million for the three months ended March 31, 2014.

Consolidated check cashing revenue decreased $3.0 million, or 9.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The impact of new stores and acquisitions accounted for a $0.3 million increase, while the impact of foreign currency accounted for a decrease of $1.0 million. The remaining check cashing revenues were down $2.3 million, or 7.4%, for the three months ended March 31, 2014, primarily as a result of the gradual migration away from paper checks. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 27.0% in Europe Retail and 6.3% in Canada Retail, while check cashing revenues in United States Retail increased 1.3%. There was an aggregate decline of 10.4% in the number of checks cashed for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Pawn service fees were $24.0 million for the three months ended March 31, 2014, representing an increase of $2.6 million, or 11.9%, compared to the three months ended March 31, 2013. The impact of new stores and acquisitions accounted for a $2.6 million increase, while the impact of foreign currency accounted for an increase of $1.0 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, pawn service fees decreased by approximately $1.0 million. Pawn lending interest and the margin on the disposition of unredeemed pawn pledge inventory were unfavorably impacted by the year-over-year decline in gold prices.

For the three months ended March 31, 2014, money transfer fees, gold sales and all other revenues decreased by $12.4 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $13.5 million, or 27.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to lower gold sales, lower debit card fees in Canada, as well as the impact of the October 2013 sale of our Merchant Cash Advance Limited subsidiary in the United Kingdom.

Operating Expenses

Operating expenses were $196.0 million for the three months ended March 31, 2014 compared to $210.7 million for the three months ended March 31, 2013, a decrease of $14.7 million, or 7.0%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $7.7 million. The impact of foreign currency fluctuations accounted for an increase of $4.2 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $26.6 million as compared to the prior year. For the three months ended March 31, 2014, total operating expenses increased to 78.9% of total revenue as compared to 74.3% of total revenue in the prior year, primarily due to reduced revenue. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 76.5%.

The consolidated loan loss provision, excluding a $2.3 million provision related to pawn loans, expressed as a percentage of gross consumer lending revenue, was 26.3% for the three months ended March 31, 2014 compared to 27.3% for the three months ended March 31, 2013. The decrease in the loan loss provision was primarily the result of the application of $6.3 million of credits awarded under the Canadian class action settlements against defaulted loan balances, which reduced the provision for loan losses by the same amount. The loan loss provision for the three months ended March 31, 2014 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the loan rollover limitation, as well as from a modification in our collection practices, which now place additional limitations on the number and duration of debit attempts to the customer’s account. We anticipate that loan losses will be higher over the near-term because of the implementation of the loan rollover limitation and the change in collection practices that were implemented during the fiscal year ended June 30, 2014. Our estimates of the allowance for loan losses are inherently uncertain as many of these changes to underwriting and collections have been implemented recently and we do not have significant historical information for the loss rates and collections experience in accordance with the recently established regulatory guidance.

Relative to our reportable segments, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses decreased by $3.7 million and $23.3 million in Canada Retail and eCommerce, respectively, while operating expenses in United States Retail increased by $0.7 million. Europe Retail operating expenses were flat when compared to the three months ended March 31, 2013. The decrease in operating expenses for eCommerce was primarily the result of a decrease in the provision for loan losses and advertising expenses, due to the lower consumer lending revenue noted above, as well as a decrease in franchise and other taxes, and the decrease in operating expenses for Canada Retail was primarily the result of a reduced provision for loan losses, as a result of the application of credits awarded under the class action settlements against defaulted loan balances noted above. An increase in the provision for loan losses in Europe Retail was offset by a decrease in purchased gold costs.

Corporate Expenses

Corporate expenses were $25.9 million for the three months ended March 31, 2014 compared to $27.9 million for the three months ended March 31, 2013, a decrease of $2.0 million. The decrease in corporate expenses is primarily the result of reduced incentive compensation and lower headcount.

Other Depreciation and Amortization

Other depreciation and amortization was $4.4 million for the three months ended March 31, 2014 compared to $6.1 million for the three months ended March 31, 2013. The decrease of $1.7 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charges recorded during the fiscal year ended June 30, 2013, as well as other acquired intangible assets becoming fully amortized.

Interest Expense

Interest expense, net was $27.1 million for the three months ended March 31, 2014 compared to $28.4 million for the three months ended March 31, 2013. Included in the interest expense for the three months ended March 31, 2014 is approximately $6.1 million of non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $5.5 million for the three months ended March 31, 2013, representing an increase of approximately $0.6 million. The increase was primarily related to the cross currency swaps we terminated in December 2013. Subsequent to the termination of the cross-currency swaps on our Canadian term debt in December 2013, we discontinued hedge accounting on these swaps. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continue to report the net loss related to the cash flow hedges in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivatives when the hedged forecasted transactions are recognized in earnings. The non-cash loss to be recognized in earnings over the remaining term of the derivatives is approximately CAD 6.5 million (approximately $6.1 million), or CAD 2.2 million (approximately $2.0 million) annually.

Goodwill and Intangible Asset Impairment Charge

We recognized a preliminary goodwill impairment charge of approximately $121.5 million during the three months ended March 31, 2014, based on the estimated fair value and carrying value of our DFS, Europe Retail and eCommerce reporting units. Additionally, we recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. The non-cash impairment charge is the result of our current expectations for future growth and profitability for these reporting units being lower than our previous estimates, higher discount rates and lower market valuations. The calculation of fair value was based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach).

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange loss of $18.6 million for the three months ended March 31, 2014 is due primarily to unrealized foreign exchange losses on our $600 million Senior Notes. Subsequent to the termination of the cross-currency swaps on our Senior Notes in December 2013, we are exposed to unrealized foreign exchange gain or loss based on fluctuations in exchange rates between the Canadian Dollar and the US Dollar. This resulted in an unrealized foreign exchange loss of $23.0 million during the three months ended March 31, 2014. This unrealized foreign exchange loss was partially offset by unrealized foreign exchange gains on intercompany debt denominated in non-functional currencies.

The unrealized foreign exchange loss of $2.1 million for the three months ended March 31, 2013 is due primarily to unrealized foreign exchange losses on intercompany debt.

Other (Income) Expense, Net

During the three months ended March 31, 2014, we recorded net other expense of approximately $1.4 million, due to expenses associated with the Lone Star acquisition of $1.0 million, realized foreign exchange losses of $0.4 million and acquisition-related activities of $0.3 million, partially offset by other income items of $0.3 million.

During the three months ended March 31, 2013, we recorded net other income of approximately $12.7 million. We incurred $7.0 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms. We also recorded $5.0 million of expenses related to the estimated liability associated with the CFPB administrative action at DFS. Additionally, we incurred expenses for acquisition-related activities of $0.9 million and other income items of $0.2 million.

Income Tax Provision

The provision for income taxes was $6.3 million for the three months ended March 31, 2014 compared to a provision of $0.7 million for the three months ended March 31, 2013. The Company’s effective tax rate was (4.1%) for the three months ended March 31, 2014 and was (1.9%) for the three months ended March 31, 2013. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the prior year was primarily a result of lower pretax income principally resulting from goodwill impairment losses in the UK, Sweden, Poland, Spain, Romania, Finland, and the United States, as well as operating losses within the UK, Finland, and the United States. Substantially all of the goodwill impairment was non-deductible. The provision for income taxes for the three months ended March 31, 2014 also included the initial recognition of full valuation allowances on deferred tax assets from operations in the UK, and valuation allowances in Finland, Poland and the United States as it is not more-likely-than-not that deferred tax assets within these jurisdictions will be realized. Furthermore, the provision for income taxes for both periods also includes recognition of additional tax reserves for uncertain tax positions within Canada.

At June 30, 2013, December 31, 2013 and March 31, 2014 the Company had unrecognized tax benefit reserves related to uncertain tax positions of $20.7 million, $21.8 million, and $21.6 million, respectively, which primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. The total decrease for the quarter ended March 31, 2014 of $0.2 million is comprised of a decrease of $0.0 million in interest and a decrease of $0.2 million in unrecognized tax benefit reserves. The cumulative interest at June 30, 2013, December 31, 2013, and March 31, 2014 was $2.6 million, $2.9 million, and $2.9 million, respectively.

Nine Months Ended March 31, 2014 compared to Nine Months Ended March 31, 2013

Revenues

Total revenues for the nine months ended March 31, 2014 decreased by $81.0 million, or 9.5%, as compared to the nine months ended March 31, 2013. The impact of new stores and acquisitions accounted for an increase of $20.0 million, while the impact of foreign currency accounted for a decrease of $7.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, total revenues decreased by $93.8 million, or 11.0%. The decrease was primarily the result of a $60.3 million decrease in revenues in eCommerce, related to consumer lending, an $25.7 million decrease in revenues in Europe Retail, primarily as a result of decreased gold sales, as well as a $4.8 million decrease in Canada Retail revenues, primarily as a result of decreased gold sales and debit card fees.

Consolidated fees from consumer lending were $498.8 million for the nine months ended March 31, 2014 compared to $549.8 million for the nine months ended March 31, 2013, a decrease of $51.0 million, or 9.3%. The impact of new stores and acquisitions accounted for an increase of $7.0 million, while the impact of foreign currency accounted for a decrease of $4.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, consumer lending revenues decreased by approximately $53.8 million. Consumer lending revenues in eCommerce decreased by $60.4 million, while consumer lending revenues in Europe Retail, Canada Retail and United States Retail increased by $2.8 million, $2.9 million and $0.9 million, respectively (on a constant currency basis and excluding the impacts of new stores and acquisitions). Consumer lending revenues were negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. Loan originations decreased from $2.39 billion for the nine months ended March 31, 2013 to $2.07 billion for the nine months ended March 31, 2014.

Consolidated check cashing revenue decreased $7.8 million, or 8.0%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. The impact of new stores and acquisitions accounted for a $1.6 million increase, while the impact of foreign currency accounted for a decrease of $2.8 million. The remaining check cashing revenues were down $6.6 million, or 6.8%, for the nine months ended March 31, 2014, primarily as a result of the gradual migration away from paper checks. On a constant currency basis and excluding the impacts of new stores and acquisitions, check cashing revenues declined 21.4% in Europe Retail, 4.6% in Canada Retail and 0.9% in United States Retail. There was an aggregate decline of 8.4% in the number of checks cashed for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Pawn service fees were $70.8 million for the nine months ended March 31, 2014, representing an increase of $8.0 million, or 12.6%, compared to the nine months ended March 31, 2013. The impact of new stores and acquisitions accounted for a $7.0 million increase, while the impact of foreign currency accounted for an increase of $1.7 million. Pawn lending interest and the margin on the disposition of unredeemed pawn pledge inventory was unfavorably impacted by the year-over-year decline in gold prices.

For the nine months ended March 31, 2014, money transfer fees, gold sales and all other revenues decreased by $30.2 million. On a constant currency basis and excluding the impacts of new stores and acquisitions, these revenues decreased by $32.9 million, or 23.0%, for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. The decrease was primarily due to lower gold sales, lower money transfer fees, reduced DFS revenues, lower debit card fees in Canada, as well as the impact of the October 2013 sale of our Merchant Cash Advance Limited subsidiary in the United Kingdom.

Operating Expenses

Operating expenses were $596.9 million for the nine months ended March 31, 2014 compared to $586.5 million for the nine months ended March 31, 2013, an increase of $10.4 million, or 1.8%. There was an increase in the current year’s operating expenses related to new stores and acquisitions of approximately $22.4 million. The impact of foreign currency fluctuations accounted for an increase of $1.1 million.

On a constant currency basis and excluding the impacts of new stores and acquisitions, operating expenses decreased by $13.1 million as compared to the prior year. For the nine months ended March 31, 2014, total operating expenses increased to 77.3% of total revenue as compared to 68.7% of total revenue in the prior year, primarily due to a higher provision for loan losses. After adjusting for constant currency reporting and excluding the impacts of new stores and acquisitions, the percentage of total operating expenses as compared to total revenue was 75.5%.

The consolidated loan loss provision, excluding a $13.3 million provision related to pawn loans, expressed as a percentage of gross consumer lending revenue, was 27.1% for the nine months ended March 31, 2014 compared to 23.3% for the nine months ended March 31, 2013. The increase in the loan loss provision for the nine months ended March 31, 2014 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the loan rollover limitation, as well as from a modification in our collection practices, which now place additional limitations on the number and duration of debit attempts to the customer’s account. This increase was offset by the application of $15.1 million of credits awarded under the Canadian class action settlements against defaulted loan balances, which reduced the provision for loan losses by the same amount. We anticipate that loan losses will be higher over the near-term because of the implementation of the loan rollover limitation and the change in collection practices that were implemented during the fiscal year ended June 30, 2014. Our estimates of the allowance for loan losses are inherently uncertain as many of these changes to underwriting and collections have been implemented recently and we do not have significant historical information for the loss rates and collections experience in accordance with the recently established regulatory guidance.

Relative to our reportable segments, after excluding the impacts of foreign currency and new stores and acquisitions, operating expenses in Europe Retail increased by $28.2 million, while operating expenses decreased by $11.9 million and $28.4 million in Canada Retail and eCommerce, respectively. The increase in operating expenses in Europe Retail is primarily the result of the increase in the provision for loan losses noted above. The decrease in operating expenses for eCommerce was primarily the result of a a decrease in the provision for loan losses, due to the lower consumer lending revenue noted above, and a decrease in advertising expenses, and the decrease in operating expenses for Canada Retail was primarily the result of a reduced provision for loan losses, as a result of the application of credits awarded under the class action settlements against defaulted loan balances noted above.

Corporate Expenses

Corporate expenses were $77.1 million for the nine months ended March 31, 2014 compared to $91.4 million for the nine months ended March 31, 2013, a decrease of $14.3 million. The decrease in corporate expenses is primarily the result of reduced incentive compensation, as well as decreased franchise and other taxes.

Other Depreciation and Amortization

Other depreciation and amortization was $12.7 million for the nine months ended March 31, 2014 compared to $18.8 million for the nine months ended March 31, 2013. The decrease of $6.1 million is primarily related to reduced amortization of DFS intangible assets as a result of the impairment charges recorded during the fiscal year ended June 30, 2013, as well as other acquired intangible assets becoming fully amortized.

Interest Expense

Interest expense, net was $85.0 million for the nine months ended March 31, 2014 compared to $91.3 million for the nine months ended March 31, 2013. Included in the interest expense for the nine months ended March 31, 2014 is approximately $17.8 million of non-cash interest expense associated with our convertible debt and the amortization of various deferred issuance costs. This non-cash interest expense was approximately $20.1 million for the nine months ended March 31, 2013, representing a decrease of approximately $2.3 million. The decrease was primarily related to our legacy cross currency swaps becoming fully amortized in October 2012.

Subsequent to the prepayment of the majority of our Canadian term debt on December 23, 2009 with a portion of the proceeds from our $600.0 million senior note offering completed in December 2009, we discontinued hedge accounting on our legacy cross-currency swaps because we no longer achieved the requirements of hedge accounting. However, in accordance with the Derivatives and Hedging Topic of the FASB Codification, we continued to report the net loss related to the discontinued cash flow hedge in other accumulated comprehensive income and subsequently reclassify such amounts into earnings over the remaining original term of the derivative when the hedged forecasted transactions are recognized in earnings. This resulted in a $2.2 million non-cash interest charge for the nine months ended March 31, 2013.

Goodwill and Other Intangible Assets Impairment Charge

We recognized a preliminary goodwill impairment charge of approximately $121.5 million during the three months ended March 31, 2014, based on the estimated fair value and book value of our DFS, Europe Retail and eCommerce reporting units. Additionally, we recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Additionally, we recognized an intangible asset impairment charge of approximately $5.5 million for the nine months ended March 31, 2013, associated with the termination of our contract with the third-party lender that principally funded the loans for our Military Installment Loan and Education Services, or MILES®, program.

Unrealized Foreign Exchange Gain/Loss

The unrealized foreign exchange loss of $8.3 million for the nine months ended March 31, 2014 is due primarily to an unrealized foreign exchange loss of $21.7 million on our Senior Notes, subsequent to the termination of the cross-currency swaps on the debt in December 2013, as a result of a weakening in the Canadian Dollar, partially offset by unrealized foreign exchange gains on intercompany debt denominated in non-functional currencies.

The unrealized foreign exchange loss of $0.4 million for the nine months ended March 31, 2013 is due primarily to unrealized foreign exchange losses on intercompany debt.

Provision for Litigation Settlements

The provision for litigation settlements during the nine months ended March 31, 2013 was $2.7 million and primarily related to higher than expected claim submissions by eligible customers from litigation previously settled in California.

Other (Income) Expense, Net

During the nine months ended March 31, 2014, we recorded net other expense of approximately $2.7 million, due to $2.1 million of debt refinancing expenses, $1.0 million of expenses associated with the Lone Star acquisition, acquisition-related activities of $0.7 million and realized foreign exchange losses of $2.0 million, partially offset by a gain on the sale of our Merchant Cash Advance Limited subsidiary of $1.6 million and other income items of $1.5 million.

During the nine months ended March 31, 2013, we recorded net other expense of approximately $12.3 million. We incurred $7.0 million of restructuring and other charges for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms. We also recorded $5.0 million of expenses related to regulatory activity. Additionally, we incurred expenses for acquisition-related activities of $1.9 million and other income items of $1.6 million.

Income Tax Provision

The provision for income taxes was $19.3 million for the nine months ended March 31, 2014 compared to a provision of $20.6 million for the nine months ended March 31, 2013. The Company’s effective tax rate was (14.0%) for the nine months ended March 31, 2014 and was 167.8% for the nine months ended March 31, 2013. The increase in the effective tax rate for the nine months ended March 31, 2014 as compared to the prior year was primarily a result of lower pretax income principally resulting from goodwill impairment losses in the UK, Sweden, Poland, Spain, Romania, Finland, and the United States, as well as operating losses within the UK, Finland, and the United States. Substantially all of the goodwill was non-deductible. The provision for income taxes for the nine months ended March 31, 2014 also included the initial recognition of full valuation allowances on deferred tax assets from operations in the UK, and valuation allowances in Finland, Poland and the United States as it is not more-likely-than-not that deferred tax assets within these jurisdictions will be realized. Furthermore, the provision for income taxes for both periods also includes recognition of additional tax reserves for uncertain tax positions within Canada.

At June 30, 2013 and March 31, 2014 the Company had unrecognized tax benefit reserves related to uncertain tax positions of $20.7 million and $21.6 million respectively, which primarily related to transfer pricing matters which, if recognized, would decrease the effective tax rate. The total increase for the nine months ended March 31, 2014 of $1.0 million is comprised of an increase of $0.3 million in interest and an increase of $0.7 million in unrecognized tax benefit reserves. The cumulative interest at June 30, 2013 and March 31, 2014 was $2.6 million and $2.9 million respectively.

Results of Reportable Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,		% Increase/ Decrease - Margin Change
	2013	2014
	(Dollars in millions)
Europe Retail revenues:
Consumer lending	$44.0	$43.9	(0.2)%
Check cashing	5.5	4.4	(20.8)%
Pawn service fees and sales	21.3	23.8	11.7%
Money transfer fees	2.7	2.7	(0.1)%
Gold sales	14.8	7.2	(51.7)%
Other	6.8	5.2	(23.2)%

Total Europe Retail revenues	$95.1	$87.2	(8.4)%
Operating margin	25.1%	8.0%	(17.1 pts. )
Canada Retail revenues:
Consumer lending	$45.6	$43.0	(5.8)%
Check cashing	15.8	13.7	(12.9)%
Pawn service fees and sales	0.1	0.2	n/m
Money transfer fees	4.7	4.5	(6.7)%
Gold sales	2.3	1.1	(50.4)%
Other	10.1	9.2	(9.3)%

Total Canada Retail revenues	$78.6	$71.7	(8.9)%
Operating margin	47.7%	51.4%	3.7 pts.
United States Retail revenues:
Consumer lending	$16.6	$16.4	(1.4)%
Check cashing	10.6	10.8	1.3%
Money transfer fees	1.0	1.0	9.2%
Gold sales	0.7	0.3	(53.0)%
Other	3.5	3.2	(8.1)%

Total United States Retail revenues	$32.4	$31.7	(1.9)%
Operating margin	29.4%	24.8%	(4.6 pts, )
eCommerce revenues:
Consumer lending	$75.5	$55.9	(25.9)%
Other	0.1	0.1	36.7%

Total eCommerce revenues	$75.6	$56.0	(25.8)%
Operating margin	2.7%	1.3%	(1.4 pts. )
Other revenues:
Other	$1.9	$1.7	(9.3)%

Total Other revenues (included in other revenue)	$1.9	$1.7	(9.3)%
Operating margin	(5.9)%	(0.8)%	5.1 pts.

Total revenue	$283.6	$248.3	(12.5)%

Operating margin	$72.9	$52.3	(28.2)%

Operating margin %	25.7%	21.1%	(4.6 pts. )

The following table represents each reportable segment’s revenue as a percentage of total segment revenue and each reportable segment’s operating margin as a percentage of total segment operating margin:

	Three Months Ended March 31,
	Revenue		Operating Margin
	2013	2014	2013	2014
Europe Retail	33.6%	35.1%	32.8%	13.3%
Canada Retail	27.7%	28.8%	51.5%	70.4%
United States Retail	11.4%	12.8%	13.1%	15.0%
eCommerce	26.6%	22.6%	2.8%	1.3%
Other	0.7%	0.7%	(0.2)%	—%

	100.0%	100.0%	100.0%	100.0%

Europe Retail

Total revenues in Europe Retail were $87.2 million for the three months ended March 31, 2014, compared to $95.1 million for the three months ended March 31, 2013, a decrease of $7.9 million or 8.4%. The impact of new stores and acquisitions accounted for an increase of $4.7 million. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe Retail decreased by $17.4 million. Consumer lending revenue decreased by $3.2 million (on a constant currency basis and excluding new stores and acquisitions) for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Europe Retail consumer lending revenue was negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. Pawn service fees and sales decreased by $1.2 million on a constant currency basis and excluding new stores and acquisitions for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Pawn service fees and sales were negatively impacted by continued weakness in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the three months ended March 31, 2014. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $11.6 million, primarily as a result of a decrease in gold sales. Other revenues were also negatively impacted by our October 2013 sale of our Merchant Cash Express Limited subsidiary. Check cashing revenues in Europe Retail were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $1.5 million, or 27.0% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe Retail increased by $8.9 million, or 12.6%, from $71.3 million for the three months ended March 31, 2013 to $80.2 million for the three months ended March 31, 2014. On a constant currency basis and excluding new stores and acquisitions, Europe Retail operating expenses were flat as compared to the three months ended March 31, 2013. An increase in the provision for loan losses was offset by a decrease in purchased gold costs, as a result of lower gold sales.

There was an increase of 10.1 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues, excluding a $2.3 million provision for pawn loans. The $2.3 million increase in the loan loss provision related to pawn loans was the result of continued weakness in gold prices, in local currencies, during the three months ended March 31, 2014. The loan loss provision for the three months ended March 31, 2014 was impacted by higher loan defaults in the United Kingdom resulting from the recent implementation of a loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended March 31, 2013 was 22.7%, while for the three months ended March 31, 2014, the rate increased to 32.8%. On a constant currency basis, the operating margin percentage in Europe Retail decreased from 25.1% for the three months ended March 31, 2013 to 8.0% for the three months ended March 31, 2014 primarily due to the increase in the provision for loan losses noted above.

The pre-tax loss in Europe Retail was $65.5 million for the three months ended March 31, 2014 compared to $2.7 million of pre-tax loss for the prior year, an increase of $62.8 million, and on a constant currency basis, the increase was $60.9 million. On a constant currency basis, pre-tax income was negatively impacted by a preliminary goodwill impairment charge of $52.7 million, decreased operating margins of $17.3 million and increased interest expense of $1.2 million, as a result of increased intercompany interest expense, partially offset by a decrease of $2.4 million in corporate expenses, increased unrealized foreign exchange gains of $6.6 million and a decrease of $0.8 million in restructuring and other charges incurred in the three months ended March 31, 2013.

Canada Retail

Total revenues in Canada Retail were $71.7 million for the three months ended March 31, 2014, a decrease of $6.9 million, or 8.9%, as compared to the three months ended March 31, 2013. The impact of new stores and acquisitions accounted for an increase of $0.7 million. On a constant currency basis, total revenues in Canada Retail decreased by $0.3 million, or 0.4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Consumer lending revenues in Canada Retail increased by $1.4 million, or 3.1% (on a constant currency basis), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $1.1 million (on a constant currency basis) primarily as a result of decreased gold sales. Check cashing revenues decreased $0.7 million in Canada Retail due to decreases in the number of checks cashed, partially offset by an increase in the average fee per check and average face amount per check (also on a constant currency basis).

Operating expenses in Canada Retail decreased $6.3 million, or 15.4%, from $41.1 million for the three months ended March 31, 2013 to $34.8 million for the three months ended March 31, 2014. The impacts of changes in foreign currency rates resulted in a decrease of $3.2 million. The constant currency decrease of approximately $3.1 million is primarily related to decreases in the provision for loan losses and purchased gold costs, partially offset by an increase in advertising expenses. On a constant currency basis, the provision for loan losses, as a percentage of loan revenues, decreased by 11.4 percentage points from 10.7% to (0.7)%, as a result of the application of $6.3 million of credits awarded under the class action settlements against defaulted loan balances, which reduced the provision for loan losses by the same amount. On a constant currency basis, Canada Retail’s operating margin percentage increased from 47.7% for the three months ended March 31, 2013 to 51.5% for the three months ended March 31, 2014. The increase in this area is primarily the result of the reduced operating expenses noted above.

Canada Retail pre-tax loss was $6.6 million for the three months ended March 31, 2014 compared to pre-tax income of $9.5 million for the three months ended March 31, 2013, a decrease of $16.1 million. On a constant currency basis, the pre-tax loss was $7.5 million. On a constant currency basis, the decrease in pre-tax income from the prior year is primarily attributable to increased unrealized foreign exchange losses of $25.5 million due to the depreciation in the Canadian Dollar and the termination of the Canadian cross-currency swaps in December 2013, partially offset by increased operating margins of $2.8 million, decreased interest expense of $1.7 million, decreased corporate expenses of $2.8 million and a decrease of $1.5 million in restructuring and other charges incurred in the three months ended March 31, 2013.

United States Retail

Total United States Retail revenues were $31.7 million for the three months ended March 31, 2014 compared to $32.4 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 2.0%. From a product perspective, this decrease is primarily related to a decrease in gold sales of $0.4 million and a decrease in consumer lending revenues of $0.2 million. Check cashing revenues increased by $0.2 million or the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as a decrease in the number of checks cashed was offset by an increase in the average fee per check and average face amount per check.

Operating margins in United States Retail were 24.8% for the three months ended March 31, 2014, compared to 29.4% for the three months ended March 31, 2013. This decrease was primarily the result of an increase in the provision for loan losses due to higher initial returns and lower collections, as well as an increase in occupancy costs.

United States Retail pre-tax profit was $6.9 million for the three months ended March 31, 2014 compared to $8.1 million for the three months ended March 31, 2013. The decrease was primarily the result of a decrease of $1.7 million in operating margins, partially offset by a $0.2 million decrease in corporate expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

eCommerce

Total eCommerce revenues were $56.0 million for the three months ended March 31, 2014, compared to $75.6 million for the three months ended March 31, 2013, a decrease of $19.6 million or 25.8%. On a constant currency basis and excluding new markets, year-over-year revenues in eCommerce decreased by $23.5 million, or 31.1%. The decrease in consumer lending revenue primarily reflects decreased loan volume due to the regulatory transition in the United Kingdom.

Operating expenses in eCommerce decreased by $18.1 million, or 24.7%, from $73.5 million for the three months ended March 31, 2013 to $55.4 million for the three months ended March 31, 2014. On a constant currency basis and excluding new markets, eCommerce operating expenses decreased by $23.3 million, or 31.7%. There was an increase of 1.4 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the three months ended March 31, 2014 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the three months ended March 31, 2013 was 43.1%, while for the three months ended March 31, 2014, the rate increased to 44.5%. On a constant currency basis, the operating margin percentage in eCommerce decreased from 2.7% for the three months ended March 31, 2013 to 1.6% for the three months ended March 31, 2014 primarily due to the increase in the provision for loan losses noted above, partially offset by decreased advertising expenses and franchise and other taxes.

The pre-tax loss in eCommerce was $53.9 million for the three months ended March 31, 2014 compared to a pre-tax loss of $6.6 million for the three months ended March 31, 2013, an increase of $47.3 million – on a constant currency basis, the increase was $42.4 million. Pre-tax income was negatively impacted by a preliminary goodwill impairment charge of $52.5 million and decreased operating margins of $1.2 million, partially offset by increased interest income of $0.9 million, decreased corporate expenses of $2.5 million, decreased other depreciation and amortization of $0.9 million, and a decrease of $2.0 million in restructuring and other charges incurred in the three months ended March 31, 2013.

Other

Included in Other are DFS revenues of $1.7 million for the three months ended March 31, 2014, compared to $1.9 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 9.3%. Revenue for the DFS business unit was unfavorably impacted by competition that has re-entered the auto loan market with aggressive pricing options.

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

We recognized a preliminary goodwill impairment charge of approximately $16.3 million during the three months ended March 31, 2014, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

During the three months ended March 31, 2013, we incurred $2.4 million of restructuring and other charges included in Other for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms, as well as $5.0 million of expenses related to regulatory activity.

	Nine Months Ended March 31,		% Increase/ Decrease - Margin Change
	2013	2014
	(Dollars in millions)
Europe Retail revenues:
Consumer lending	$124.0	$131.9	6.4%
Check cashing	18.3	15.2	(17.1)%
Pawn service fees and sales	62.7	70.3	12.1%
Money transfer fees	8.4	8.2	(1.9)%
Gold sales	40.7	26.0	(36.1)%
Other	24.7	20.9	(15.3)%

Total Europe Retail revenues	$278.8	$272.5	(2.2)%
Operating margin	27.4%	8.2%	(19.2 pts )
Canada Retail revenues:
Consumer lending	$144.5	$139.9	(3.2)%
Check cashing	53.0	48.6	(8.4)%
Pawn service fees and sales	0.1	0.4	n/m
Money transfer fees	16.1	14.7	(8.3)%
Gold sales	7.7	4.1	(46.8)%
Other	23.8	20.8	(12.4)%

Total Canada Retail revenues	$245.2	$228.5	(6.8)%
Operating margin	49.6%	53.5%	3.9 pts.
United States Retail revenues:
Consumer lending	$52.2	$53.0	1.6%
Check cashing	26.1	25.8	(0.9)%
Pawn service fees and sales	—	0.1	n/m
Money transfer fees	3.4	3.2	(8.5)%
Gold sales	2.6	1.2	(52.2)%
Other	9.9	9.3	(6.4)%

Total United States Retail revenues	$94.2	$92.6	(1.7)%
Operating margin	25.6%	23.4%	(2.2 pts, )
eCommerce revenues:
Consumer lending	$229.1	$174.0	(24.1)%
Other	0.2	0.3	17.2%

Total eCommerce revenues	$229.3	$174.3	(24.0)%
Operating margin	19.7%	5.8%	(13.9 pts. )
Other revenues:
Other	5.7	4.3	(23.8)%

Total Other revenues (included in other revenue)	5.7	4.3	(23.8)%
Operating margin	(11.6)%	(21.8)%	(10.2 pts. )

Total revenue	$853.2	$772.2	(9.5)%

Operating margin	$266.7	$175.3	(34.2)%

Operating margin %	31.3%	22.7%	(8.6 pts. )

	Nine Months Ended March 31,
	Revenue		Operating Margin
	2013	2014	2013	2014
Europe Retail	32.7%	35.3%	28.6%	12.7%
Canada Retail	28.7%	29.6%	45.7%	69.7%
United States Retail	11.0%	12.0%	9.0%	12.4%
eCommerce	26.9%	22.6%	16.9%	5.8%
Other	0.7%	0.5%	(0.2)%	(0.6)%

	100.0%	100.0%	100.0%	100.0%

Europe Retail

Total revenues in Europe Retail were $272.5 million for the nine months ended March 31, 2014, compared to $278.8 million for the nine months ended March 31, 2013, a decrease of $6.3 million or 2.2%. The impact of new stores and acquisitions accounted for an increase of $14.2 million. On a constant currency basis and excluding the impact of new stores and acquisitions, year-over-year revenues in Europe Retail decreased by $25.7 million. Consumer lending revenue increased by $2.8 million (on a constant currency basis and excluding new stores and acquisitions) for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013. Europe Retail consumer lending revenue was negatively impacted by decreased loan volume due to the regulatory transition in the United Kingdom. The growth in consumer lending revenue reflects the growth in the store-based business during the three months ended September 30, 2013. Pawn service fees and sales decreased by $0.8 million on a constant currency basis and excluding new stores and acquisitions for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013. Pawn service fees and sales were negatively impacted by a decline in the price of gold which resulted in lower auction and scrap margins on unredeemed pawn pledges during the nine months ended March 31, 2014. Other revenues (gold sales, money transfer fees, foreign exchange products and debit cards) decreased by $23.8 million, primarily as a result of a decrease in gold sales and money transfer fees, partially offset by increased currency exchange revenues. Other revenues were also negatively impacted by our October 2013 sale of our Merchant Cash Express Limited subsidiary. Check cashing revenues in Europe Retail were primarily impacted by the gradual migration away from paper checks to debit cards, and decreased by approximately $3.9 million, or 21.4% (also on a constant currency basis and excluding new stores and acquisitions).

Operating expenses in Europe Retail increased by $47.9 million, or 23.7%, from $202.4 million for the nine months ended March 31, 2013 to $250.3 million for the nine months ended March 31, 2014. On a constant currency basis and excluding new stores and acquisitions, Europe Retail operating expenses increased by $28.2 million or 13.9%. The increase is primarily the result of an increase in the provision for loan losses, offset by a decrease in purchased gold costs, as a result of lower gold sales.

There was an increase of 19.2 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues, excluding a $13.3 million provision for pawn loans. The $13.3 million increase in the loan loss provision related to pawn loans was the result of continued weakness in gold prices, in local currencies, during the nine months ended March 31, 2014. The loan loss provision for the nine months ended March 31, 2014 was impacted by higher loan defaults in the United Kingdom resulting from the recent implementation of a loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the nine months ended March 31, 2013 was 20.6%, while for the nine months ended March 31, 2014, the rate increased to 39.8%. On a constant currency basis, the operating margin percentage in Europe Retail decreased from 27.4% for the nine months ended March 31, 2013 to 8.2% for the nine months ended March 31, 2014 primarily due to the increase in the provision for loan losses noted above.

The pre-tax loss in Europe Retail was $88.8 million for the nine months ended March 31, 2014 compared to $5.1 million of pre-tax income for the prior year, a decrease of $93.9 million, and on a constant currency basis, the decrease was $92.0 million. On a constant currency basis, pre-tax income was negatively impacted by a preliminary goodwill impairment charge of $52.7 million, decreased operating margins of $54.4 million and increased interest expense of $5.8 million, as a result of increased intercompany interest expense, partially offset by a decrease of $5.2 million in corporate expenses, increased unrealized foreign exchange gains of $13.4 million, and a decrease of $0.8 million in restructuring and other charges incurred in the three months ended March 31, 2013.

Canada Retail

Total revenues in Canada Retail were $228.5 million for the nine months ended March 31, 2014, a decrease of $16.7 million, or 6.8%, as compared to the nine months ended March 31, 2013. The impact of new stores and acquisitions accounted for an increase of $2.9 million. On a constant currency basis, total revenues in Canada Retail decreased by $1.9 million, or 0.8%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013. Consumer lending revenues in Canada Retail increased by $4.4 million, or 3.0% (on a constant currency basis), for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013, related to the growth in our store-based business. Other revenues (gold sales, money transfer fees, foreign exchange products and prepaid debit cards) decreased by $5.2 million (on a constant currency basis) primarily as a result of decreased gold sales and debit card fees revenue. Check cashing revenues decreased $1.4 million in Canada Retail due to a decrease in the number of checks cashed, partially offset by an increase in the average fee per check and average face amount per check (also on a constant currency basis).

Operating expenses in Canada Retail decreased $17.2 million, or 13.9%, from $123.5 million for the nine months ended March 31, 2013 to $106.3 million for the nine months ended March 31, 2014. The impacts of changes in foreign currency rates resulted in a decrease of $7.0 million. The constant currency decrease of approximately $10.2 million is primarily related to decreases in the provision for loan losses and purchased gold costs, partially offset by an increase in advertising expenses. On a constant currency basis, the provision for loan losses, as a percentage of loan revenues, decreased by 8.0 percentage points from 9.9% to 1.9%, as a result of the application of $15.1 million of credits awarded under the class action settlements against defaulted loan balances, which reduced the provision for loan losses by the same amount. On a constant currency basis, Canada Retail’s operating margin percentage increased from 49.6% for the nine months ended March 31, 2013 to 53.4% for the nine months ended March 31, 2014. The increase in this area is primarily the result of the reduced operating expenses noted above.

Canada Retail pre-tax income was $32.8 million for the nine months ended March 31, 2014 compared to a pre-tax income of $31.5 million for the nine months ended March 31, 2013, an increase of $1.3 million. On a constant currency basis, pre-tax income was $33.9 million. On a constant currency basis, the increase in pre-tax income from the prior year is primarily attributable to increased operating margins of $8.3 million, decreased interest expense of $8.5 million, decreased corporate expenses of $8.7 million and a decrease of $1.5 million in restructuring and other charges incurred in the three months ended March 31, 2013, partially offset by increased unrealized foreign exchange losses of $24.1 million due to the depreciation in the Canadian Dollar and the termination of the Canadian cross-currency swaps in December 2013.

United States Retail

Total United States Retail revenues were $92.6 million for the nine months ended March 31, 2014 compared to $94.2 million for the nine months ended March 31, 2013, a decrease of $1.6 million, or 1.7%. From a product perspective, this decrease is primarily related to a decrease in gold sales of $1.4 million, decreased check cashing revenue of $0.3 million and decreased money transfer fees of $0.2 million, partially offset by an increase of $0.8 million in consumer lending revenues. Check cashing revenues decreased from $26.1 million for the nine months ended March 31, 2013 to $25.8 million for the nine months ended March 31, 2014, as a decrease in the number of checks cashed was partially offset by an increase in the average fee per check and average face amount per check.

Operating margins in United States Retail were 23.4% for the nine months ended March 31, 2014, compared to 25.6% for the nine months ended March 31, 2013. This decrease was primarily the result of an increase in the provision for loan losses due to higher initial returns and lower collections.

United States Retail pre-tax profit was $19.0 million for the nine months ended March 31, 2014 compared to $17.1 million for the nine months ended March 31, 2013. The increase was primarily the result of the nine months ended March 31, 2013 including a $2.7 million provision for litigation settlements, as well as a $1.2 million decrease in corporate expenses, partially offset by a decrease of $2.4 million in operating margins for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

eCommerce

Total eCommerce revenues were $174.3 million for the nine months ended March 31, 2014, compared to $229.3 million for the nine months ended March 31, 2013, a decrease of $55.1 million or 24.0%. On a constant currency basis and excluding new markets, year-over-year revenues in eCommerce decreased by $60.3 million, or 26.3%. The decrease in consumer lending revenue primarily reflects decreased loan volume due to the regulatory transition in the United Kingdom.

Operating expenses in eCommerce decreased by $20.1 million, or 10.9%, from $184.2 million for the nine months ended March 31, 2013 to $164.1 million for the nine months ended March 31, 2014. On a constant currency basis and excluding new markets, eCommerce operating expenses decreased by $28.4 million or 15.4%. There was an increase of 5.2 percentage points relating to the provision for loan losses as a percentage of consumer lending revenues. The loan loss provision for the nine months ended March 31, 2014 was significantly impacted by higher loan defaults in the United Kingdom resulting from the implementation of the loan rollover limitation, as well as from a modification of our collection practices, which now place additional limitations on the number and duration of electronic debit attempts to a customer’s account. On a constant currency basis, the provision for loan losses as a percentage of consumer lending revenues for the nine months ended March 31, 2013 was 35.0%, while for the nine months ended March 31, 2014, the rate increased to 40.2%. On a constant currency basis, the operating margin percentage in eCommerce decreased from 19.7% for the nine months ended March 31, 2013 to 6.3% for the nine months ended March 31, 2014 primarily due to the increase in the provision for loan losses noted above, as well as increased salaries and benefits costs and increased advertising expenses (as a percentage of revenue).

The pre-tax loss in eCommerce was $51.4 million for the nine months ended March 31, 2014 compared to pre-tax income of $25.1 million for the nine months ended March 31, 2013, a decrease of $76.5 million—on a constant currency basis, the decrease was $71.0 million. Pre-tax income was negatively impacted by a preliminary goodwill impairment charge of $52.5 million and decreased operating margins of $34.3 million, partially offset by increased interest income of $2.3 million, decreased other depreciation and amortization of $3.1 million, decreased corporate expenses of $3.2 million, and a decrease of $2.0 million in restructuring and other charges incurred in the three months ended March 31, 2013.

Other

Included in Other are DFS revenues of $4.3 million for the nine months ended March 31, 2014, compared to $5.7 million for the nine months ended March 31, 2013, a decrease of $1.4 million, or 23.8%. Revenue for the DFS business unit was unfavorably impacted by the influx of competition that has re-entered the auto loan market with aggressive pricing options and the government shutdown during our fiscal second quarter.

We recognized a preliminary goodwill impairment charge of approximately $16.3 million during the three months ended March 31, 2014, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $5.8 million related to DFS’ MILES program indefinite-lived intangible asset.

We recognized a preliminary goodwill impairment charge of approximately $15.2 million during the three months ended March 31, 2013, related to our DFS reporting unit. Additionally, we recognized an impairment charge of $15.9 million related to DFS’ other intangible assets, including the MILES program indefinite-lived intangible asset.

Additionally, we recognized an intangible asset impairment charge of approximately $5.5 million for the nine months ended March 31, 2013, associated with the termination of our contract with the third-party lender that principally funded the loans for our Military Installment Loan and Education Services, or MILES®, program.

Additionally, during the three months ended March 31, 2013, we incurred $2.4 million of restructuring and other charges included in Other for employee severance and other costs related to the reorganization of our business operations between global retail and Internet platforms, as well as $5.0 million of expenses related to regulatory activity.

Changes in Financial Condition

On a constant currency basis, cash and cash equivalent balances and the revolving credit facilities balances fluctuate significantly as a result of seasonal, intra-month and day-to-day requirements for funding unsecured short-term consumer and secured pawn lending, check cashing and other operating and acquisition activities. For the nine months ended March 31, 2014, cash and cash equivalents increased $40.7 million, which is net of a $6.6 million increase as a result of the effect of exchange rate changes on foreign cash and cash equivalents. However, as these foreign cash accounts are maintained in Europe and Canada in local currency, there is little, if any, actual economic gain or loss from changes in currency rates, and as a result, the cash balances are available on a local currency basis to fund the daily operations of the Europe-based and Canada-based business units.

Consumer loans, net decreased by $15.4 million to $174.8 million at March 31, 2014 from $190.2 million at June 30, 2013. Consumer loans, gross decreased by $9.7 million and the related allowance for loan losses increased by $5.7 million. On a segment basis, Europe Retail realized a decrease in its consumer loans, gross balances of $3.0 million. On a constant currency basis, the consumer loans, gross balances in Europe Retail decreased by $8.5 million. The decrease in the Europe Retail consumer loans balances was primarily due to a decrease in loans in the United Kingdom store-based business. The Canada Retail segment showed a decrease in its consumer loans, gross balances of $3.8 million. On a constant currency basis, the Canada Retail segment had a decrease in consumer loans, gross balances of $1.9 million. The United States Retail segment had a decrease of $3.1 million in its consumer loans, gross balances. Consumer loans, gross balances for the eCommerce segment were flat when compared to June 30, 2013. On a constant currency basis, the consumer loans, gross balances in eCommerce decreased by $7.6 million, primarily due to a decrease in loans in the UK Internet business, partially offset by an increase in loans in the Scandinavian Internet business, as a result of the introduction of a new consumer credit line product to replace the short-term loan product in Finland.

On a constant currency basis, the allowance for loan losses increased by $1.6 million and increased as a percentage of the outstanding principal balance to 20.0% at March 31, 2014 from 17.3% at June 30, 2013. The following factors impacted this area:

•	On a constant currency basis, Europe Retail’s ratio of allowance for loan losses as a percentage of consumer loans outstanding has increased from 15.3% at June 30, 2013 to 20.1% at March 31, 2014, primarily as a result of higher loss reserves applied to loans in the United Kingdom store-based business. The growth of the loan portfolio in Poland, which carries a higher loan loss reserve percentage than our legacy unsecured loan portfolio, continues to slightly increase the overall loan loss reserve as a percentage of gross consumer loans receivable.

•	On a constant currency basis, the ratio of the allowance for loan losses in eCommerce as a percentage of consumer loans outstanding increased from 28.6% at June 30, 2013 to 31.3% at March 31, 2014, primarily as a result of higher loss reserves applied to loans in the United Kingdom Internet business. This increase was partially offset by the increase in loans in the Scandinavian Internet business noted above, which carry a lower loan loss reserve percentage than our other Internet businesses.

•	On a constant currency basis, the ratio of allowance for loan losses in Canada Retail as a percentage of consumer loans outstanding increased from 2.2% at June 30, 2013 to 2.7% at March 31, 2014. This increase was primarily the result of a change in product mix, as well as higher initial returns.

•	The ratio of the allowance for loan losses related to the United States Retail unsecured short-term consumer loans increased from 1.6% at June 30, 2013 to 2.4% at March 31, 2014. This increase was primarily the result of higher initial returns.

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

Net cash provided by operating activities was $151.8 million for the nine months ended March 31, 2014, compared to net cash provided by operating activities of $215.1 million for the nine months ended March 31, 2013. The decrease in net cash provided by operations during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 was primarily the result of reduced net income.

Net cash used in investing activities was $117.9 million for the nine months ended March 31, 2014, compared to $184.5 million for the nine months ended March 31, 2013. Our investing activities primarily relate to loan originations and repayments, acquisitions, purchases of property and equipment for our stores and investments in technology. The decrease in net cash used in investing activities in 2014 compared to 2013 was primarily the result of the slower growth in our consumer lending portfolios, proceeds from the sale of our Merchant Cash Advance Limited subsidiary, as well as reduced capital expenditures, due to reduced store openings.

The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled, as well as businesses acquired. During the nine months ended March 31, 2014, we made capital expenditures of $25.5 million and acquisitions of $26.3 million, compared to capital expenditures of $32.7 million and acquisitions of $25.1 million during the nine months ended March 31, 2013. We currently anticipate that our capital expenditures, excluding acquisitions, will aggregate approximately $30.0 million during our fiscal year ending June 30, 2014. The actual amount of capital expenditures each year depends in part upon the number of new stores opened or acquired and the number of stores remodeled.

Net cash provided by financing activities was $0.2 million for the nine months ended March 31, 2014, compared to net cash used in financing activities of $46.7 million for the nine months ended March 31, 2013.

The cash provided by financing activities during the nine months ended March 31, 2014 was primarily a result of proceeds of $38.8 million related to the termination of our Canadian cross-currency swaps, partially offset by share repurchases of $21.5 million, a repayment of $10.0 million of long-term debt, a net paydown on our revolving credit facilities of $4.5 million and debt issuance cost payments of $3.0 million.

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

Borrowings under the Revolving Facility may be denominated in United States Dollars, British Pounds Sterling, Euros or Canadian Dollars (and other currencies as may be approved by the lenders). Interest on borrowings under the Revolving Facility will be derived from a pricing grid based on our total secured leverage ratio, which currently allows borrowing for fixed interest periods at an interest rate equal to the LIBO Rate or Canadian Dollar Offer Rate (as applicable based on the currency of borrowing) plus 400 basis points. The Credit Agreement also allows for borrowing at daily rates equal to ABR (the greater of the US prime rate, the one-month LIBO Rate plus 1.00% and the federal funds rate plus 1/2 of 1%) plus 300 basis points in the case of borrowing in United States Dollars, Canadian prime rate (equal to the greater of the published Canadian dollar prime rate or one-month CDOR plus 1.00%) plus 300 basis points in the case of borrowings in Canadian Dollars, or a weekly LIBO Rate plus 400 basis points in the case of borrowings in British Pounds Sterling or Euros.

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

As of March 31, 2014, there was $46.0 million outstanding under the Revolving Facility. The credit agreement executed in connection with the entry into the Revolving Facility (the “Credit Agreement”) contains customary covenants, representations and warranties and events of default. The agreement contains two primary financial maintenance covenants; a secured leverage ratio and a fixed charge ratio. As of March 31, 2014, we were in compliance with all such covenants. Furthermore, based on our forecasted earnings as of March 31, 2014, we expect to be in compliance with such covenants for the succeeding twelve months. However, it is reasonably possible that we could violate one or more covenants in the future if actual earnings are less than forecasted earnings or if other actions contemplated in our forecast are not executed. If we were to breach the covenants under the senior secured credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. This acceleration of debt, if not paid by us, would be an event of default under, each of the indentures governing the senior and convertible notes issued or guaranteed by us (described below), and give rise to the right, in respect of each tranche of senior and convertible notes, of the trustee and of holders of at least 25% in aggregate principal amount of such notes, to demand immediate repayment of such tranche of notes.

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

In February 2012, we refinanced the Finnish overdraft facility with a new secured credit facility consisting of a revolving credit facility with a commitment of up to EUR 10.75 million and a term loan facility of EUR 8.0 million. In February 2014, we refinanced the EUR 10.75 million Finnish revolving credit facility extending the maturity date from February 15, 2014 to February 15, 2016. The facility will now bear an interest rate of one month Euribor plus 200 basis points (2.28% at March 31, 2014) with unused fees of 100 basis points on the unused portion of the facility. There was EUR 5.4 million (approximately $7.4 million) outstanding under the Finnish revolving credit facility as of March 31, 2014.

The Finnish term loan is due in February 2016, and has an interest rate of the six month Euribor plus 300 basis points (3.28% at March 31, 2014). There was EUR 8.0 million ($11.0 million) outstanding on the Finnish term loan as of March 31, 2014. The Finnish loans are secured by the assets of our pawn lending operating subsidiary in Finland.

In June 2012, we entered into a secured credit facility which replaced, and refinanced the outstanding borrowings under the prior Swedish facilities. On September 27, 2013, we entered into an amendment to the secured credit facility. The amendment amends certain financial and operating covenants in order to provide additional flexibility to us, and resulted in a SEK 65 million (approximately $10.0 million) prepayment of the term loan portion of the facility, and reduced the capacity under the revolving credit facility by SEK 10 million (approximately $1.6 million). The Swedish credit facility now consists of a term loan facility of SEK 175 million (approximately $27.0 million), all of which was outstanding at March 31, 2014, and a revolving credit facility of SEK 115 million (approximately $17.8 million at March 31, 2014), of which SEK 10 million (approximately $1.6 million) was outstanding as of March 31, 2014. The Swedish term loan is due June 2016 and carries an interest rate of the three month Stockholm Interbank Offered Rate (STIBOR) plus 300 basis points (3.80% at March 31, 2014). The Swedish revolving credit facility is due June 2014 and carries an interest rate of the three month STIBOR plus 200 basis points (2.80% at March 31, 2014). The Swedish loans are secured primarily by the value of our pawn pledge stock in Sweden.

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

As a result of these repurchase transactions and the privately negotiated exchange transactions, $36.2 million and $120.0 million aggregate principal amount of 2027 notes and 2028 notes, respectively, remains outstanding as of March 31, 2014.

Other Debt Other debt consists of $8.9 million of debt assumed as part of the Suttons & Robertsons acquisition in April 2010, consisting of a $3.1 million revolving loan and a $5.8 million term loan, all of which matures in May 2014. We are currently in the process of negotiating an extension of this facility, and have a month-to-month arrangement in place with the lender until it is finalized.

Long-Term Debt On December 23, 2009, our Canadian subsidiary, National Money Mart Company, issued $600.0 million aggregate principal amount of the 2016 notes. The 2016 notes will mature on December 15, 2016.

As of March 31, 2014, our long-term debt consisted of the following: (i) $598.3 million (excluding discount of $1.7 million) of 10.375% senior notes due 2016 (the “2016 notes”), issued by our Canadian subsidiary, National Money Mart Company; (ii) $111.1 million (excluding discount of $8.9 million) of our 3.00% convertible notes due 2028 (the “2028 notes”); (iii) $196.9 million (excluding discount of $33.1 million) of our 3.25% convertible notes due 2017 (the “2017 notes”); and (iv) $45.5 million of borrowings under Sefina’s credit facilities.

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

We entered into the commitments described above and other contractual obligations in the ordinary course of business as a source of funds for asset growth and asset/liability management and to meet required capital needs. Our principal future obligations and commitments as of March 31, 2014, excluding periodic interest payments, include the following (in millions):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facilities	$46.0	$46.0	$—	$—	$—
Long-term debt:
10.375% Senior Notes due 2016	600.0	—	600.0	—	—
3.25% Senior Convertible Notes due 2017	230.0	—	—	230.0	—
2.875% Senior Convertible Notes due 2027	36.2	36.2	—	—	—	(1)
3.0% Senior Convertible Notes due 2028	120.0	—	—	—	120.0	(2)
Scandinavian credit facilities	47.0	1.5	45.5	—	—
Other Notes Payable	8.9	8.9	—	—	—
Obligations under Litigation Settlement Agreements Payable in Cash	9.1	6.6	2.5	—	—
Operating lease obligations (3)	280.5	62.9	98.9	63.5	55.2

Total contractual cash obligations	$1,377.7	$162.1	$746.9	$293.5	$175.2

(1)	Holders have the right to require us to purchase all or a portion of the 2027 Notes on December 31, 2014 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(2)	Holders have the right to require us to purchase all or a portion of the 2028 Notes on April 1, 2015 for a purchase price payable in cash equal to 100% of the principal amount outstanding.
(3)	For purposes of the table, operating lease obligations include one lease renewal option period for leases with initial lease terms of five years or less.

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

Interest Rate Risk

Our outstanding indebtedness, and related interest rate risk, is managed centrally by our finance department by implementing the financing strategies approved by our board of directors. Our revolving credit facilities carry variable rates of interest. We had variable rate borrowings of $113.0 million at June 30, 2013 and $102.0 million at March 31, 2014. If prevailing interest rates (e.g., LIBOR) were to increase by 100 basis points over the rates at June 30, 2013 and March 31, 2014, and the variable rate borrowings remained constant, our interest expense would increase by $1.1 million and $1.0 million per year, respectively.

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

Hypothetically, a 10% change in the USD/CAD exchange rate would have affected pre-tax income by $4.3 million for the nine months ended March 31, 2014. A 10% change in the Canadian Dollar exchange rate would additionally impact reported pre-tax earnings from continuing operations by approximately $64.1 million related to the translational effect of net Canadian liabilities denominated in a currency other than the Canadian Dollar.

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

Hypothetically, a 10% change in the USD/GBP exchange rate would have affected pre-tax loss by $7.7 million for the nine months ended March 31, 2014.

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

Fair Value of Fixed Interest Rate Debt Instruments

We currently hold a number of fixed rate debt instruments including $600.0 million 10.375% unsecured senior notes held by our wholly owned indirect Canadian subsidiary, National Money Mart Company, and three tranches of convertible debt issued by DFC Global Corp. While the fair value of these debt instruments is impacted by changes in interest rates and other market conditions, and as it relates to the convertible notes, changes in interest rates, market prices related to the convertible feature of the notes and other factors, changes in fair value of these debt instruments do not impact our financial position, cash flows or results of operations because they are held at historical cost. Generally, for the $600.0 million aggregate principal amount of 10.375% senior unsecured notes, the fair market value will increase as interest rates fall and decrease as interest rates rise. For our convertible debt notes along with changes in interest rates, the fair value may also increase as our stock price rises and decrease as the market of our stock price falls. Based on quoted market prices as of June 30, 2013 and March 31, 2014, the estimated fair value of our fixed rate debt instruments are as follows ($ in millions):

	June 30, 2013	March 31, 2014
$600.0 aggregate principal amount of 10.375% Senior Notes	$636.0	$603.0
$36.2 aggregate principal amount of 2.875% Senior Convertible Notes	35.6	34.6
$120.0 aggregate principal amount of 3.00% Senior Convertible Notes	123.6	110.2
$230.0 aggregate principal amount of 3.25% Senior Convertible Notes	225.8	196.1

	$1,021.0	$943.9

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

The aggregate fair market values of the remaining cross-currency interest rate swaps at March 31, 2014 are a liability of $12.5 million, and are included in fair value of derivatives on the balance sheet.

Non-designated Hedges of Commodity Risk

In the normal course of business, we maintain inventories of gold at our pawn shops. From time to time, we enter into derivative financial instruments to manage the price risk associated with forecasted gold inventory levels. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price risk but do not meet the strict hedge accounting requirements of the Derivatives and Hedging Topic of the FASB Codification. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2014, our subsidiary in the United Kingdom had thirteen outstanding gold collars with a notional amount of 5,500 ounces of gold bullion.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference herein to the section Part 1 “Note 10. Contingent Liabilities” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2013 (“Form 10-K”), as amended in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013. You should carefully consider the risks described therein, as amended below, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K, in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013 and December 31, 2013 and below are not the only risks we face. Regulatory and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

Our consumer lending products in particular are subject to regulations in each of the markets in which we operate that significantly impact the manner in which we conduct our business. In Canada, the Canadian Parliament amended the federal usury law in 2007 to permit each province to assume jurisdiction over and the development of laws and regulations regarding our industry. To date, Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario and Saskatchewan have passed legislation regulating unsecured short-term consumer lenders and each has adopted, or is in the process of adopting, regulations and rates consistent with those laws. In general, these regulations require lenders to be licensed, set maximum fees and regulate collection practices. There can be no assurance that these regulations, or any amendments to these regulations which result from provincial review thereof, will not have a detrimental effect on our unsecured short-term lending business in Canada in the future.

Prior to April 1, 2014, in the United Kingdom, our consumer lending activities were primarily regulated by the Office of Fair Trading (the “OFT”), which was responsible for licensing and regulating companies that offer consumer credit. Effective April 1, 2014, the OFT transferred regulatory authority over the consumer credit industry to the new Financial Conduct Authority, (the “FCA”). The FCA is now the regulator for, among others, credit card issuers, payday loan companies, pawn brokers, rent-to-own companies, debt management and collection firms and providers of debt advice. The FCA is also responsible for regulating and setting conduct standards for banks, credit unions and similar institutions.

In October 2013, the FCA issued a consultation paper addressing how it proposed to regulate the consumer credit industry when it assumed regulatory authority on April 1, 2014. Although the positions announced in the consultation paper were not yet binding on the industry, they provided an indication of the positions that could be included in final FCA action, including significant changes in the marketing of short-term credit products, loan rollover restrictions and limitations on continuous payment authority and marketing practices for lenders in our industry. On February 28, 2014, the FCA published its Handbook, which confirmed and clarified the final form of the rules and limitations to which we would be subject under the FCA authority in the UK.

In February 2012, the OFT began an extensive review of the short-term lending sector in the United Kingdom to assess its compliance with the Consumer Credit Act and Irresponsible Lending Guidance. The review included 50 of the largest companies offering unsecured short-term consumer loans, including three of our U.K. consumer lending companies, MEM Consumer Finance Limited, Instant Cash Loans Limited and Express Finance (Bromley) Limited. The OFT issued its final report on the outcome of its sector review in March 2013, in which it indicated that the reviewed short-term consumer lenders would receive letters from the OFT that would include specific findings for each lender. Each of these three of our U.K. consumer lending companies received letters from the OFT dated in either March or April 2013, which specified required actions in a number of compliance areas, including advertising and marketing; pre-contract information and explanations; affordability assessments; rollovers (including deferred refinance and extended loans); and forbearance and debt collection. These U.K. consumer lending companies engaged an independent consulting firm to advise on the requirements in the letters and provided responses to the OFT in May and July 2013. In December 2013, all three of these businesses received a follow up letter and request for information from the OFT. This supplemental loan and transaction data was submitted in early January 2014.

Also, in February 2014, our U.K. management responsible for the transition from regulation by the OFT to regulation by the FCA attended a scheduled meeting with representatives of the OFT. During the meeting, our representatives provided an update to the OFT representatives as to the progress of our efforts to become compliant with the new rules and regulations that were anticipated to be implemented by the FCA once it assumed governing authority on April 1, 2014. The OFT representatives reviewed with us the readiness of our U.K. operations for the regulatory requirements under the FCA, and posed questions concerning our U.K. management structure and our operations relating to affordability assessments, rollovers, relending and forbearance. We received a follow-up letter from the OFT on February 28, 2014, indicating that the OFT had serious concerns about the ability of our U.K. operations to meet the enhanced regulatory requirements of the FCA. The letter requested additional information relating to certain areas of concern and requested a written response on these areas. The publication of the FCA Handbook and the receipt of the OFT letter caused management to assess required changes to our U.K. operations and the timing and likely consequences thereof. On March 24, 2014, we responded in writing to the concerns raised by the OFT in this letter. This response was in advance of an in-person meeting that our U.K. management team had arranged with OFT representatives to be held on March 26, 2014. In the written response, we outlined certain proposed changes to our U.K. business to comply with the rules and principles set forth in the Handbook and the impact that these changes would have on our business model and future operating results in the United Kingdom. On March 26, 2014, our senior U.S. and U.K. management met with representatives of the OFT to discuss the concerns raised by the OFT in its February 28, 2014 letter and our March 24, 2014 response letter. As a result of the information exchanged via documents and in the meeting in March 2014, we also received a follow up letter and request for further information from the regulator, and will respond within the required timeframe.

In November 2012, the OFT issued revised Debt Collection Guidance. Under the updated Debt Collection Guidance, we were required to more specifically disclose to customers the use of continuous payment authority (a type of automatic payment authorization that is linked to a credit card, debit card or some other funded account), and we were also required to suspend the use of, continuous payment authority to collect defaulted debts from a customer whom we believed to be experiencing financial hardship.

In November 2013, the HM Treasury announced its intention to introduce a cap on the total cost of credit in the U.K. and that it would be placing the duty on the FCA to introduce the cap. The FCA is engaging with stakeholders and is expecting to complete its analysis by May 2014, and publish a consultation paper in July 2014. The FCA will receive submissions and comments until September 2014, and is expected to publish a policy statement and final rules in November 2014. The cap on the cost of credit is expected to come into force on January 2, 2015.

In June 2013, the OFT referred the payday lending sector in the United Kingdom to the Competition and Markets Authority (the “CMA,” also formerly known as the Competition Commission) for review. In its inquiry, the CMA is required to decide whether any feature, or combination of features, of each relevant market prevents, restricts or distorts competition in the market on a number of grounds so as to negatively impact consumer outcomes. The CMA’s review of the sector may continue until June 2015, and we are cooperating in responding to requests for documents and other information regarding our business and sector.

These regulatory developments have resulted in modifications to our U.K. lending operations, including imposing additional limitations on our use of continuous payment authority, considering broader affordability assessments and exercising greater forbearance for customers in financial difficulty. In the near-term, we anticipate that loan losses will be higher because of the implementation of limitations on loan rollovers and the changes in our use of continuous payment authority in collections. Our estimates of the allowance for loan losses are inherently uncertain as many of these changes to underwriting and collections have been implemented recently and we do not have significant historical information for the loss rates and collections experience in accordance with the recent regulatory developments. These changes, and any other changes we may consider or be required to make to our lending and collection practices in the United Kingdom, together with additional compliance-related expenses, will likely negatively impact our business for the foreseeable future, and could result in a material adverse effect on our business, results of operations and financial condition.

Like other businesses in the UK consumer finance sector regulated by the FCA for the first time, we have begun the process of applying for full authorization from the FCA for our consumer lending activities once we cease operating under the interim permission granted to all OFT-regulated businesses that pre-registered. We have been granted a window between December 2014 and February 2015 in which to make our application for authorization. There can be no assurance that our application for authorization will be approved by the FCA. In the event the FCA denies our application for authorization, this may result in a material adverse effect on our business and operations and may result in our ceasing to operate in the United Kingdom or a substantial change in our business there.

Short-term consumer loans have come under heightened regulatory scrutiny in the United States in recent years resulting in increasingly restrictive regulations and legislation at the state levels that may make offering such loans less profitable or attractive to us. Legislative or regulatory activities may, among other things, limit the amount of total allowable fees charged in connection with unsecured short-term consumer loans, limit the number of times an unsecured short-term consumer loan may be rolled over by a customer, limit the maximum advance amount, set minimum and/or maximum loan durations and may require borrowers of certain unsecured short-term loan products to be listed on a database. Additionally, the U.S. Congress continues to receive significant pressure from consumer advocates and other industry opposition groups to adopt such legislation at the federal level.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which, among other things, created the Consumer Financial Protection Bureau (the “CFPB”). In the United States, the CFPB has regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services, such as us. Under the CFPB’s short-term lending supervision program, which aims to ensure that short-term lenders are following federal consumer financial laws in their U.S. operations, the CFPB gathers information from short-term lenders to evaluate their policies and procedures, assess whether lenders are in compliance with federal consumer financial laws, and identify risks to consumers throughout the lending process. Any action by the CFPB with respect to short-term consumer loans could have an adverse impact on our business, results of operations and financial condition.

The CFPB completed an on-site review of our U.S. retail operations in early fiscal 2013. As a result of that review, we are taking certain corrective action to address the CFPB’s findings by improving our operating and compliance procedures, controls and systems. In October 2013, we submitted our plans for compliance enhancements to the CFPB, and are providing quarterly updates to the CFPB regarding those enhancements to our compliance management system. Separately, the CFPB reviewed DFS’ MILES program in fiscal 2013. As a result of this examination, the CFPB cited violations by DFS of the Consumer Financial Protection Act for deceptively marketing the prices and scope of certain add-on products. Without admitting or denying any of the facts or conclusions of the review, DFS agreed to a consent order with the CFPB to amend its practices to meet the requirements set forth by the CFPB, and to provide financial redress in the form of a $3.3 million restitution fund to be distributed to past and current DFS customers. DFS is also taking certain corrective action to address the CFPB’s findings by improving its operating and compliance procedures, controls and systems. The CFPB issued a non-objection to DFS’ customer redress plan. On a quarterly basis, DFS is providing updates to the CFPB regarding the enhancements of its compliance management system.

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

In Poland, the Ministry of Finance issued interest rate cap draft guidelines for a new act in the fall of 2013. Following a long period of consultation, in April 2014, the Ministry of Finance issued revised guidelines with significantly different terms. The guidelines allow for, among other things, loan costs of up to 25% of the loan amount plus a 30% annual percentage rate (or 2.5% per month), exclusive of interest. In addition, the guidelines include a provision that if more than one loan is extended within 120 days of the extension of the first loan (with the first loan still unpaid), the total loan amount may not exceed 100% of the first loan amount. The guidelines are on an agenda of the Council of Ministers for consideration in June 2014. Subsequently, a draft act to implement the proposed changes could be prepared on the basis of final guidelines and published for consultation, but there has not yet been established a timeline for such consultation. The trade association of which our Polish operating subsidiaries are a member has requested an extended consultation period to consider any proposal. We cannot yet anticipate the terms or applicability of any final legislative changes; however, a restrictive new final law could materially affect our product offerings in Poland and thus could adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Purchases of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1 *	DFC Global Corp. Executive Retention Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

32.3	Section 1350 Certification of Senior Vice President of Finance, Chief Accounting Officer and Corporate Controller

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Income (Loss); (iv) the Condensed Statements of Stockholders’ Equity; (v) the Condensed Statements of Cash Flows; and (vi) the Notes to Financial Statements, tagged as blocks of text

(1)	Incorporated by reference to the Current Report on Form 8-K filed by DFC Global Corp. on February 3, 2014 (File No. 000-50866)
*_	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DFC GLOBAL CORP.

Date: May 12, 2014	By:	/s/ William M. Athas
	Name:	William M. Athas
	Title:	Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller (duly authorized officer and principal accounting officer)